Form 10-Q
period 2014-03-31
Ladder Capital Corp
filed 2014-05-12
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number:

001-36299

Ladder Capital Corp

(Exact name of registrant as specified in its charter)

Delaware	80-0925494
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

345 Park Avenue, New York	10154
(Address of principal executive offices)	(Zip Code)

(212) 715-3170

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Class A Common Stock, $0.001 par value	50,597,205
Class B Common Stock, no par value	48,536,429

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements.  All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements.  The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,”  “likely,” “continue,” “design,” and other words and terms of similar  expressions are intended to identify forward-looking statements.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements.  Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors, including risks discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, (the “Annual Report”), as well as our combined consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and the Company assumes no obligation to update or supplement any forward-looking statements.

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company and its sole asset is a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH”). Unless the context suggests otherwise, references in this report to “Ladder,”, “Ladder Capital”, the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to Ladder Capital Finance Holdings LLLP (“LCFH” or “Predecessor”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its combined consolidated subsidiaries.

Part I — Financial Information

Item 1. Financial Statements (Unaudited)

The combined consolidated financial statements of Ladder Capital Corp and Predecessor and the notes related to the foregoing combined consolidated financial statements are included in this Item 1.

Ladder Capital Corp and Predecessor

Combined Consolidated Balance Sheets

(unaudited)

	As of	As of
	March 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$115,465,783	$78,742,257
Cash collateral held by broker	32,595,226	28,520,788
Mortgage loan receivables held for investment, net, at amortized cost	674,980,076	539,078,182
Mortgage loan receivables held for sale	162,107,043	440,489,789
Real estate securities, available-for-sale:
Investment grade commercial mortgage backed securities	1,247,477,206	1,164,936,448
GN construction securities	16,304,540	13,006,860
GN permanent securities	105,249,603	113,216,186
Interest-only securities	381,009,103	366,086,700
Real estate, net	603,752,733	624,219,015
Investments in unconsolidated joint ventures	7,311,247	9,262,762
FHLB stock	50,400,000	49,450,000
Derivative instruments	838,922	8,244,355
Due from brokers	28,676,406	1,503
Accrued interest receivable	16,115,725	14,971,167
Other assets	47,963,235	38,837,255
Total assets	$3,490,246,848	$3,489,063,267
Liabilities and Capital
Liabilities
Repurchase agreements	$370,970,039	$609,834,793
Long-term financing	331,936,919	291,053,406
Borrowings from the FHLB	933,000,000	989,000,000
Senior unsecured notes	325,000,000	325,000,000
Due to brokers	30,090,186	—
Derivative instruments	10,411,959	7,031,033
Accrued expenses	41,946,270	64,400,382
Other liabilities	16,098,944	17,509,888
Total liabilities	2,059,454,317	2,303,829,502
Commitments and contingencies
Equity (capital)
Series A preferred units	—	825,985,422
Series B preferred units	—	290,846,531
Common units	—	59,565,278
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 50,597,205 shares issued and outstanding	50,597	—
Class B common stock, no par value, 100,000,000 shares authorized; 48,536,429 shares issued and outstanding	—	—
Additional paid-in capital	709,372,578	—
Retained earnings	12,652,341	—
Accumulated other comprehensive income/(loss)	(1,639,804)	—
Total shareholders’ equity (partners’ capital)	720,435,712	1,176,397,231
Noncontrolling interest in operating partnership	702,004,580	—
Noncontrolling interest in consolidated joint ventures	8,352,239	8,836,534
Total equity (capital)	1,430,792,531	1,185,233,765

Total liabilities and equity (capital)	$3,490,246,848	$3,489,063,267

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net interest income
Interest income	$36,822,125	$31,261,332
Interest expense	14,841,298	11,207,196
Net interest income	21,980,827	20,054,136

Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	21,830,827	19,904,136

Other income
Operating lease income	13,213,374	6,484,040
Tenant recoveries	2,080,163	—
Sale of loans, net	41,302,665	83,007,462
Gain on securities	1,808,815	2,564,893
Sale of real estate, net	6,692,907	3,697,548
Fee income	2,308,872	1,438,501
Net result from derivative transactions	(26,286,666)	2,269,709
Earnings from investment in unconsolidated joint ventures	348,175	393,980
Unrealized gain (loss) on Agency interest-only securities, net	(1,034,146)	(249,900)
Total other income	40,434,159	99,606,233
Costs and expenses
Salaries and employee benefits	20,003,013	19,711,553
Operating expenses	3,041,301	2,272,869
Real estate operating expenses	7,601,859	2,880,425
Fee expense	501,516	1,404,204
Depreciation and amortization	7,427,258	3,123,583
Total costs and expenses	38,574,947	29,392,634
Income before taxes	23,690,039	90,117,735
Income tax expense	5,289,217	2,067,763
Net income	18,400,822	88,049,972
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	191,520	(27,244)
Net income of combined Class A Common shareholders and predecessor unit holders	18,592,342	$88,022,728
Net (income) loss attributed to predecessor unit holders	12,628,031
Net (income) loss attributed to noncontrolling interest in operating partnership	(18,568,032)
Net income attributed to Class A common shareholders	$12,652,341

Earnings per share:
Basic	$0.26
Diluted	$0.24

Weighted average shares outstanding:
Basic	48,909,692
Diluted	97,531,793

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$18,400,822	$88,049,972

Other comprehensive income (loss)
Unrealized gains on securities

Unrealized gain (loss) on real estate securities, available for sale	15,603,903	987,756

Reclassification adjustment for (gains) losses included in net income	(1,808,815)	(2,564,893)

Total other comprehensive income (loss)	13,795,088	(1,577,137)

Comprehensive income	32,195,910	86,472,835
Comprehensive (income) loss attributed to noncontrolling interest in consolidated joint ventures	191,520	(27,244)
Comprehensive income of combined Class A Common shareholders and predecessor unit holders	32,387,430	$86,445,591
Comprehensive (income) loss attributed to predecessor unit holders	(4,379,909)
Comprehensive (income) loss attributed to noncontrolling interest in operating partnership	(16,994,984)
Comprehensive income attributed to Class A common shareholders	$11,012,537

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Changes in Equity/Capital

(unaudited)

	Predecessor’s Partners’ Capital				Shareholders’ Equity
											Accumulated Other	Noncontrolling Interests		Total Stockholders’
	Series A	Series B	Common		Class A Common Stock		Class B Common Stock		Additional Paid-	Retained	Comprehensive	Operating	Consolidated	Equity/Partners
	Preferred Units	Preferred Units	Units	LP Units	Shares	Par	Shares	Par	in-Capital	Earnings	Income	Partnership	Joint Ventures	Capital
Balance, December 31, 2012	$781,100,600	$272,215,202	$44,372,247	$—	—	$—	—	$—	$—	$—	$—	$—	$582,166	$1,098,270,215
Contributions	—	1,800,000	—	—	—	—	—	—	—	—	—	—	9,845,654	11,645,654
Distributions	(58,092,429)	(18,333,605)	(19,016,182)	—	—	—	—	—	—	—	—	—	(493,136)	(95,935,352)
Equity based compensation	—	2,428,078	453,369	—	—	—	—	—	—	—	—	—	—	2,881,447
Net income (loss)	115,349,646	36,670,087	37,811,503	—	—	—	—	—	—	—	—	—	(1,098,150)	188,733,086
Other comprehensive income	(12,372,395)	(3,933,231)	(4,055,659)	—	—	—	—	—	—	—	—	—	—	(20,361,285)
Balance, December 31, 2013	$825,985,422	$290,846,531	$59,565,278	$—	—	$—	—	$—	$—	$—	$—	$—	$8,836,534	$1,185,233,765
Distributions	—	(368,983)	—	—	—	—	(985)	—	—	—	—	(27,105,107)	(292,775)	(27,766,865)
Equity based compensation	—	290,171	—	—	—	—	—	—	1,683,550	—	—	351,259	—	2,324,980
Issuance of common stock (IPO)	—	—	—	—	16,925,013	16,925	—	—	259,020,575	—	—	—	—	259,037,500
Offering costs	—	—	—	—	—	—	—	—	(20,232,759)	—	—	—	—	(20,232,759)
Reorganization transactions	(828,576,853)	(291,680,215)	(60,441,260)	1,180,698,328	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,601,646)	33,672,192	33,672	—	—	483,567,974	—	—	—	—	—
Exchange of noncontrolling interest for common stock	—	—	—	(697,096,682)	—	—	48,537,414	—	—	—	—	697,096,682	—	—
Net income (loss)	(7,471,541)	(2,630,884)	(2,525,606)	—	—	—	—	—	—	12,652,341	—	18,568,032	(191,520)	18,400,822
Other comprehensive income	10,062,972	3,543,380	3,401,588	—	—	—	—	—	—	—	(1,639,804)	(1,573,048)	—	13,795,088
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	(14,666,762)	—	—	14,666,762	—	—
Balance, March 31, 2014	—	—	—	—	50,597,205	50,597	48,536,429	—	709,372,578	12,652,341	(1,639,804)	702,004,580	8,352,239	1,430,792,531

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$18,400,822	$88,049,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,422,067	3,123,583
Unrealized (gain) loss on derivative instruments	10,507,734	4,252,531
Unrealized (gain) loss on Agency interest-only securities, net	1,034,146	249,900
Provision for loan losses	150,000	150,000
Amortization of equity based compensation	2,324,980	474,501
Amortization of deferred financing costs included in interest expense	1,349,475	844,409
Amortization of (premium) discount on long-term debt	(142,440)	(115,043)
Amortization of above- and below-market lease intangibles	154,756	—
Accretion/amortization of discount, premium and other fees on loans and securities	17,144,061	12,212,508
Realized gain on sale of mortgage loan receivables	(41,302,665)	(83,007,462)
Realized gain on sale of real estate securities	(1,808,815)	(2,564,893)
Realized gain on sale of real estate	(6,692,907)	(3,697,548)
Origination of mortgage loan receivables held for sale	(463,575,489)	(843,902,500)
Repayment of mortgage loan receivables held for sale	316,067	545,079
Proceeds from sales of mortgage loan receivables held for sale	783,762,354	947,119,454
Accrued interest receivable	(1,144,558)	1,069,347
Earnings on investment in unconsolidated joint ventures	(348,175)	(393,980)
Distributions of return on capital from investment in unconsolidated joint ventures	799,690	—
Changes in operating assets and liabilities:
Due to brokers	30,090,186	—
Due from brokers	(28,674,903)	1,855,858
Other assets	(10,671,294)	4,695,523
Accrued expenses and other liabilities	(22,722,816)	19,334,686
Net cash provided by (used in) operating activities	296,372,276	150,295,925

Cash flows used in investing activities:
Cash collateral held by broker for derivatives	3,999,088	(2,854,716)
Purchase of derivative instruments	—	(20,000)
Purchases of real estate securities	(201,657,200)	(85,465,685)
Repayment of real estate securities	46,701,877	99,565,578
Proceeds from sales of real estate securities	58,286,280	41,635,894
Purchase of FHLB stock	(950,000)	(8,050,000)
Origination and purchases of mortgage loan receivables held for investment	(147,570,705)	(96,414,750)
Repayment of mortgage loan receivables held for investment	12,335,575	122,063,197
Reduction (addition) of cash collateral held by broker	(8,073,526)	(22,659,733)
Addition of deposits received for loan originations	(863,615)	6,018,381
Security deposits included in other assets	2,007,219	—
Capital contributions to investment in unconsolidated joint ventures	—	(782,654)
Distributions of return of capital from investment in unconsolidated joint ventures	1,500,000	461,729
Purchases of real estate and capital improvments	(216,428)	(22,990,741)
Proceeds from sale of real estate	19,935,817	8,045,319
Net cash provided by (used in) investing activities	(214,565,618)	38,551,819

Cash flows from financing activities:
Deferred financing costs	(2,282,207)	(415,000)
Repayment of repurchase agreements	(1,644,254,432)	(2,284,776,625)
Proceeds from repurchase agreements	1,405,389,678	1,873,020,837
Proceeds from borrowings under credit agreements	—	30,000,000
Proceeds from long-term financing	41,083,035	52,393,529
Repayment of long-term financing	(57,082)	(10,208)
Proceeds from FHLB borrowings	1,649,000,000	1,654,000,000
Repayments of FHLB borrowings	(1,705,000,000)	(1,493,000,000)
Partners’ capital distributions	(368,983)	(31,796,354)
Capital contributed by a noncontrolling interest	—	656,262
Capital distributed to a noncontrolling interest	(27,397,882)	—
Issuance of common stock	259,037,500	—
Common stock offering costs	(20,232,759)	—
Net cash provided by (used in) financing activities	(45,083,132)	(199,927,559)

Net increase (decrease) in cash	36,723,526	(11,079,815)

Cash and cash equivalents at beginning of period	78,742,257	45,178,565

Cash and cash equivalents at end of period	$115,465,783	$34,098,750

Supplemental information:

Cash paid for interest	$19,315,740	$7,307,150

Cash paid for income taxes	$1,094,686	$2,412,720

Supplemental disclosure of non-cash investing activities:
Transfer from mortgage loan receivables held for investment, at amortized cost to mortgage loan receivable held for sale	$—	$8,320,273

Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$483,567,974	$—
Exchange of noncontrolling interest for common stock	$697,096,682	$—
Change in other comprehensive income related to change in deferred tax asset	$305,950	$—
Rebalancing of ownership percentage between Company and Operating Partnership	$14,666,762	$—

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Notes to Combined Consolidated Financial Statements

(unaudited)

1.                            ORGANIZATION AND OPERATIONS

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted an initial public offering of common stock (the “IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued LP Units from LCFH and pursuant to a reorganization into a holding corporation structure, Ladder Capital Corp became a holding corporation.  Ladder Capital Corp also became the general partner of, and has a controlling interest in, the Predecessor. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries through its ability to appoint the LCFH board.  The proceeds received by LCFH in connection with the sale of newly issued LP Units has and will be used for loan origination, real estate businesses and for general corporate purposes.

Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. The ownership interest of certain existing owners of LCFH, who own LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the offering (the “Continuing LCFH Limited Partners”) are reflected as a noncontrolling interest in Ladder Capital Corp’s combined consolidated financial statements.

Immediately prior to the closing of the IPO on February 11, 2014, LCFH effectuated certain transactions intended to simplify the capital structure of LCFH (the “Reorganization Transactions”). Prior to the Reorganization Transactions, LCFH’s capital structure consisted of three different classes of membership interests (Series A and Series B Participating Preferred Units and Class A Common Units), each of which had different capital accounts. The net effect of the Reorganization Transactions was to convert the multiple-class structure into a single new class of units in LCFH (“LP Units”) and an equal number of shares of Class B common stock of Ladder Capital Corp. The conversion of all of the different classes of LCFH occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of LCFH, as if it had been liquidated upon the IPO, with such value determined by the $17.00 price per share of Class A common stock sold in the IPO. The distribution of LP Units per class of outstanding units was determined pursuant to the distribution provisions set forth in LCFH’s amended and restated Limited Liability Limited Partnership Agreement (the “Amended and Restated LLLP Agreement”). In addition, in connection with the IPO, certain of LCFH’s existing investors (the “Exchanging Existing Owners”) received 33,672,192 shares of Ladder Capital Corp Class A common stock in lieu of any or all LP Units and shares of Ladder Capital Corp Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions, which resulted in Ladder Capital Corp, or a wholly-owned subsidiary of Ladder Capital Corp, owning one LP Unit for each share of Class A Common Stock so issued to the Exchanging Existing Owners.

The IPO resulted in the issuance by Ladder Capital Corp of 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option, and net proceeds to Ladder Capital Corp of approximately $238.8 million (after deducting fees and expenses associated with the IPO). In addition, in connection with the IPO, the Company granted 1,687,513 shares of restricted Class A common stock to members of management, certain directors and certain employees.

Pursuant to the Amended and Restated LLLP Agreement, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) will have the right to exchange with

Ladder Capital Corp their LP Units for shares of Ladder Capital Corp’s Class A common stock on a one-for-one basis.

As a result of the transactions described above, at the close of business on February 11, 2014:

•                  Ladder Capital Corp became the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Accordingly, Ladder Capital Corp has a 51.3% economic interest in LCFH, and Ladder Capital Corp has a majority voting interest and controls the management of LCFH. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners to the extent the book value of their interest in LCFH is greater than zero;

•                  50,597,205 shares of Ladder Capital Corp’s Class A common stock were outstanding (comprised of 15,237,500 shares issued to the investors in the IPO, 33,672,192 shares issued to the Exchanging Existing Owners and 1,687,513 shares issued to certain directors, officers, and employees in connection with the IPO), and 48,537,414 shares of Ladder Capital Corp’s Class B common stock were outstanding.  Class B common stock has no economic interest but rather voting interest in the Company. With respect to LCFH, 99,139,017 LP Units of LCFH were outstanding, of which 50,597,205 LP Units were held by Ladder Capital Corp and its subsidiaries and 48,537,414 units were held by the Continuing LCFH Limited Partners; and

•                  LP Units are exchangeable on a one-for-one basis for shares of Ladder Capital Corp Class A common stock. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock will be required to be cancelled. LCFH LP units and Ladder Capital Corp Class B common stock cannot be legally separated.  However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the cancelled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units are exchanged.

The Reorganization Transactions and the IPO are collectively referred to as the “IPO Transactions.”

2.                            SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Combination and Consolidation

The accompanying combined consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows.  The interim combined consolidated financial statements should be read in conjunction with audited consolidated financial statements for the year ended December 31, 2013 of our Predecessor, LCFH, which are included in the Company’s annual report on Form 10-K, as certain disclosures would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report.  Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim combined consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our combined consolidated financial position, results of operations and cash flows in accordance with GAAP.

The combined consolidated financial statements include the Company’s accounts and those of its subsidiaries which are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  All significant intercompany transactions and balances have been eliminated.  The combined consolidated financial statements of the Company are comprised of the consolidation of LCFH and its wholly-owned and majority owned subsidiaries, prior to the IPO Transactions, and the consolidated financial statements of Ladder Capital Corp, subsequent to the IPO Transactions.

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

The Company accounted for the IPO Transactions as an exchange between entities under common control and recorded the net assets and shareholders’ equity of the contributed entities at historical cost.

Noncontrolling interests in consolidated subsidiaries are defined as “the portion of the equity (net assets) in the subsidiaries not attributable, directly or indirectly, to a parent.”  Noncontrolling interests are presented as a separate component of capital in the combined consolidated balance sheets.  In addition, the presentation of net income attributes earnings to shareholders/unitholders (controlling interest) and noncontrolling interests.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the period ended March 31, 2014, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in the Company’s shareholders’ equity by approximately $14.7 million as of March 31, 2014.

Revision of Previously Issued Financial Statements

During the Company’s reporting processes for each of the quarters ended June 30, 2013 and September 30, 2013, the Company identified and corrected certain errors that impacted the financial statements as of and for the quarter ended March 31, 2013.  At that time, in accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company concluded that the errors in accounting were not material to the financial statements to any previous reporting period when taken as a whole, both on a quantitative and qualitative basis.  However, the Company elected to revise previously issued financial statements to properly reflect the impact of the errors in such financial statements.  Following is a summary of the errors identified and corrected:

The Company identified and corrected an error in the manner in which it accounted for the unrealized gains/losses related to its investment in Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”).  Specifically, the Company historically incorrectly accounted for its investments in Agency interest-only securities as available-for-sale securities, rather than as financial instruments containing an embedded derivative for which the change in fair value is recorded in earnings. The effect of the correction is the reclassification of unrealized gains and losses on Agency interest-only securities from other comprehensive income to a component of net income, and accordingly impacts the combined consolidated statements of income, cash flows, comprehensive income,  and segment reporting included in Note 18.

The Company identified and corrected an error in the manner in which it accounted for the sale of loans into a securitization that had been originated to a consolidated affiliate (“Intercompany Loans”). Specifically, the Company historically incorrectly accounted for the sale of Intercompany Loans as a transfer of financial assets under ASC 860, Transfers and Servicing of Financial Assets, rather than as origination of debt. The effect of the correction is the reclassification from sale of loans, net to a component of long-term financing, with the premium on long-term financing amortized over the life of the loan as a reduction of interest expense, and accordingly impacts the combined consolidated, statements of income, cash flows, comprehensive income,  and segment reporting included in Note 18. Net income was decreased by $2.0 million for the three month period ended March 31, 2013, with a corresponding increase to long-term financing.

Additionally, the Company corrected its previous presentation of certain cash accounts held by brokers. Specifically, the prior period amounts have been revised to reflect $410,535 of unrestricted cash held by brokers as cash and cash equivalents, which has the effect of increasing cash and cash equivalents and increasing cash used in operating activities in the combined consolidated statement of cash flows for the three months ended March 31, 2013.

The effects of the revisions are summarized in the following tables:

Consolidated Statements of Income

	Three Months Ended March 31, 2013
	As Originally Reported	Adjustments	As Revised

Interest expense	$11,322,239	(115,043)	$11,207,196
Net interest income	19,939,093	115,043	20,054,136
Net interest income after provision for loan losses	19,789,093	115,043	19,904,136
Sale of loans, net	85,157,414	(2,149,952)	83,007,462
Unrealized gain (loss) on agency IO securities, net	—	(249,900)	(249,900)
Total other income	102,006,085	(2,399,852)	99,606,233
Income before taxes	92,402,544	(2,284,809)	90,117,735
Net Income	90,334,781	(2,284,809)	88,049,972
Net income attributable to preferred and common unit holders	90,307,537	(2,284,809)	88,022,728

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2013
	As Originally Reported	Adjustments	As Revised

Net Income	$90,334,781	$(2,284,809)	$88,049,972
Unrealized gain (loss) on real estate securities, available for sale	737,856	249,900	987,756
Total Other Comprehensive Income (loss)	(1,827,037)	249,900	(1,577,137)
Comprehensive Income	88,507,744	(2,034,909)	86,472,835
Comprehensive income attributable to preferred and common unit holders	88,480,500	(2,034,909)	86,445,591

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2013
	As Originally Reported	Adjustments	As Revised

Net Income	$90,334,781	$(2,284,809)	$88,049,972
Unrealized gain (loss) on agency IO securities, net	—	249,900	249,900
Amortization of (premium) discount on long-term debt	—	(115,043)	(115,043)
Realized gain on sale of mortgage loan receivables	(85,157,414)	2,149,952	(83,007,462)
Proceeds from sales of mortgage loan receivables held for sale	949,269,406	(2,149,952)	947,119,454
Net cash provided by (used in) operating activities	152,445,877	(2,149,952)	150,295,925
Reduction (addition) of cash collateral held by broker	(21,687,366)	(972,367)	(22,659,733)
Net cash provided by financing activities	39,524,186	(972,367)	38,551,819
Proceeds from long-term financing	50,243,577	2,149,952	52,393,529
Net cash used in financing activities	(202,077,511)	2,149,952	(199,927,559)
Net increase/(decrease) in cash	(10,107,448)	(972,367)	(11,079,815)
Cash at beginning of period	43,795,663	1,382,902	45,178,565
Cash at end of period	33,688,215	410,535	34,098,750

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

Cash Collateral Held by Broker

The Company maintains accounts with brokers to facilitate financial derivative transactions in support of its loan and securities investments and risk management activities. Based on the value of the positions in these accounts and the associated margin requirements, the Company may be required to deposit additional cash into these broker accounts.  The cash collateral held by broker is considered restricted cash.

Mortgage Loans Receivable Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.  The Company may sell mortgage loans receivable held for investment to an unaffiliated third party or LCRIP I described in Note 7.  Before the sale of such loans, the Company will transfer the loan from mortgage loans receivable held for investment to Mortgage loans receivable available for sale on the combined consolidated balance sheets.

The Company evaluates each loan classified as a mortgage loan receivable held for investment for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loans contractual effective rate or the fair value of the collateral, if recovery of the Company’s investment is expected solely from the collateral.

The Company’s loans are typically collateralized by real estate. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the borrower operates. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers exit plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data.

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of March 31, 2014 and December 31, 2013. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

Real Estate

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 47 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

The Company classifies investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense.

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. The results of operations and the related gain or loss on sale of properties that have been sold are not reflected as held for sale or presented in discontinued operations in the consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Certain of the Company’s real estate is leased to others on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. These leases are for fixed terms of varying length and provide for annual rentals. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable within other assets in the consolidated balance sheets.

Allocation of Purchase Price for Acquired Real Estate

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, the Company recognizes the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity. In addition, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company will immediately expense acquisition-related costs and fees associated with business combinations.

The Company allocates the purchase price of acquired properties and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets acquired based an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, and insurance and other operating expenses. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease plus any assumed renewals of below market lease terms. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term of the lease and any below market fixed rate renewal periods provided within the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 9, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.

The aggregate value of intangible assets related to customer relationships is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial terms of the respective leases, including any probable renewal periods, which range primarily from one to 24 years. The value of customer relationship intangibles is amortized to expense over the initial terms and any presumed renewal periods to be exercised in the respective leases, but in no event do the amortization periods for intangible assets exceed the remaining depreciable lives of the buildings. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Impairment of held for use property

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Rental Property Held for Sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used.  A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

Sales of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20 “Real Estate Sales” (“ASC 360-20”). The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Valuation Hierarchy

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP (FASB — Accounting Standards Codification Topic 820), the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

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

Level 3 - Valuations based significantly on unobservable inputs.

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

It is the Company’s policy to determine when transfers between levels of the fair value hierarchy are deemed to have occurred at the end of the reporting period.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 — Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on the temporary differences between financial reporting and tax bases of assets and liabilities.  The Company’s operations were historically organized as a limited liability limited partnership which elected to be treated as a partnership for income tax purposes.  Accordingly, the Company’s income was not subject to U.S. federal income taxes.  Taxes related to income earned by this entity represented obligations of the individual partners and were not reflected in the combined consolidated financial statements.  Instead, income taxes shown on the Company’s historical consolidated financial statements were attributable to the New York City Unincorporated Business Tax.  After the Company’s IPO, the income from operations attributable to the Company is taxed at the prevailing federal, state and local and foreign income tax rates.  Income from operations of LCFH remain taxable to its limited partners.

The Company determines whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50%  likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity.

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as a component of general and administrative expense on its combined consolidated statements of income. For the three months ended March 31, 2014 and 2013, the Company did not have any interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013.  This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under this guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company adopted this guidance during the quarter ended March 31, 2014.

3.                            CAPITALIZED OFFERING COSTS

The Company completed an IPO of its Class A Common Stock on February 11, 2014.   As described in Note 1, the Company consummated a number of internal reorganization transactions to transition the Company to a corporate structure form.  Costs directly attributable to the Company’s IPO, of $20,232,759, were capitalized and charged against the proceeds of the IPO once completed.

4.                            MORTGAGE LOAN RECEIVABLES

March 31, 2014

				Weighted	Remaining
	Outstanding	Carrying		Average	Maturity
	Face Amount	Value		Yield	(years)

Mortgage loan receivables held for investment, at amortized cost	$687,212,184	$674,980,076	(1)	9.51%	2.11
Mortgage loan receivables held for sale	162,554,033	162,107,043		5.46%	7.43
Total	$849,766,217	$837,087,119

December 31, 2013

				Weighted	Remaining
	Outstanding	Carrying		Average	Maturity
	Face Amount	Value		Yield	(years)

Mortgage loan receivables held for investment, at amortized cost	$549,573,788	$539,078,182	(1)	9.76%	2.14
Mortgage loan receivables held for sale	440,774,789	440,489,789		5.47%	9.62
Total	$990,348,577	$978,967,971

(1)         The carrying amount of loan receivables held for investment are presented net of provision for loan losses of $2,650,000 and $2,500,000 at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the mortgage loan receivables by loan type:

	As of March 31, 2014		As of December 31, 2013
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount	Value
Mortgage loan receivables held for sale
First mortgage loan	$162,554,033	$162,107,043	$440,774,789	$440,489,789
Total mortgage loan receivables held for sale	162,554,033	162,107,043	440,774,789	440,489,789
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	546,093,172	537,577,880	420,672,555	413,564,066
Mezzanine loan	141,119,012	140,052,196	128,901,233	128,014,116
Total mortgage loan receivables held for investment, at amortized cost	687,212,184	677,630,076	549,573,788	541,578,182

Reserve for loan losses	—	2,650,000	—	2,500,000
Total	$849,766,217	$837,087,119	$990,348,577	$979,567,971

For the three months ended March 31, 2014 and 2013, the activity in our loan portfolio was as follows:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	96,414,750	843,902,500
Repayment of mortgage loan receivables	(122,063,197)	(545,079)
Proceeds from sales of mortgage loan receivables	—	(947,119,454)
Realized gain on sale of mortgage loan receivables	—	83,007,462
Transfer between held for investment and held for sale	(8,320,273)	8,320,273
Accretion/amortization of discount, premium and other fees	1,007,628	—
Loan loss provision	(150,000)	—
Balance March 31, 2013	$293,207,458	$610,898,322

Balance December 31, 2013	$539,078,182	$440,489,789
Origination of mortgage loan receivables	147,570,705	463,575,489
Repayment of mortgage loan receivables	(12,335,575)	(316,067)
Proceeds from sales of mortgage loan receivables	—	(783,762,354)
Realized gain on sale of mortgage loan receivables	—	41,302,665
Transfer between held for investment and held for sale	—	—
Accretion/amortization of discount, premium and other fees	816,764	817,521
Loan loss provision	(150,000)	—
Balance March 31, 2014	$674,980,076	$162,107,043

During the three months ended March 31, 2014 and 2013, the transfers of financial assets via sales of loans have been treated as sales by us under ASC 860.

The Company evaluates each of its loans for potential losses at least quarterly.  Its loans are typically collateralized by real estate directly or indirectly.  As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower.  Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties.  In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located.  Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired. However, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below.   Historically, the Company has not incurred losses on originated loans.  At March 31, 2014 and December 31, 2013, there was $4,255,164 and $4,273,890, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  At March 31, 2014, there is one loan on non-accrual status with an amortized cost of $4,620,000 included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.  At December 31, 2013, there is one loan on non-accrual status with an amortized cost of $4,620,000 included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This is the same loan described in the previous sentence.

Reserve for Loan Losses

	Three Months Ended March 31,
	2014	2013

Reserve for loan losses at beginning of period	$2,500,000	$1,900,000
Reserve for loan losses	150,000	150,000
Charge-offs	—	—
Reserve for loan losses at end of period	$2,650,000	$2,050,000

5.                            REAL ESTATE SECURITIES

CMBS, CMBS interest-only, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2014 and December 31, 2013 ($ in thousands):

March 31, 2014

								Weighted Average
											Remaining
	Outstanding		Amortized Cost	Gross Unrealized			# of				Duration
Asset Type	Face Amount		Basis	Gains	Losses	Carrying Value	Securities	Rating (2)	Coupon %	Yield %	(years)

CMBS	$1,227,308		$1,225,746	$22,466	$(735)	$1,247,477	102	AAA	4.08%	3.68%	4.79
CMBS interest-only	6,075,913	(1)	275,802	3,357	(327)	278,832	25	AAA	0.98%	4.25%	3.35
GNMA interest-only	1,799,019	(1)	98,682	1,652	(5,720)	94,614	37	AA+	1.00%	5.03%	3.10
FHLMC interest-only	218,834	(1)	7,541	90	(68)	7,563	2	AA+	0.88%	5.32%	2.03
GN construction securities	16,321		16,808	47	(550)	16,305	8	AA+	4.01%	3.46%	6.67
GN permanent securities	101,175		103,244	2,010	(5)	105,249	13	AAA	5.46%	4.40%	3.64
Total	$9,438,570		$1,727,823	$29,622	$(7,405)	$1,750,040

December 31, 2013

								Weighted Average
											Remaining
	Outstanding		Amortized Cost	Gross Unrealized			# of				Duration
Asset Type	Face Amount		Basis	Gains	Losses	Carrying Value	Securities	Rating (2)	Coupon %	Yield %	(years)

CMBS	$1,160,741		$1,156,230	$13,853	$(5,147)	$1,164,936	101	AAA	4.24%	4.08%	4.88
CMBS interest-only	5,702,862	(1)	256,869	2,204	(1,015)	258,058	21	AAA	1.00%	4.19%	3.38
GNMA interest-only	1,848,270	(1)	103,136	1,630	(4,889)	99,877	36	AA+	1.12%	5.32%	2.12
FHLMC interest-only	219,677	(1)	7,904	248	—	8,152	2	AA+	0.95%	5.21%	3.04
GN construction securities	12,858		13,261	36	(290)	13,007	8	AA+	4.11%	3.49%	6.57
GN permanent securities	108,310		110,724	2,492	—	113,216	14	AAA	5.53%	4.64%	3.27
Total	$9,052,718		$1,648,124	$20,463	$(11,341)	$1,657,246

(1) The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(2) Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating.  For each security rated by multiple rating agencies, the highest rating is used.  Ratings provided were determined by third party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

The following is a breakdown of the fair value of the Company’s securities by remaining maturity based upon expected cash flows at March 31, 2014 and December 31, 2013 ($ in thousands):

March 31, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$192,253	$430,024	$625,200	$—	$1,247,477
CMBS interest-only	5,632	273,200	—	—	278,832
GNMA interest-only	297	86,705	7,612	—	94,614
FHLMC interest-only	—	7,563	—	—	7,563
GN construction securities	—	3,203	13,102	—	16,305
GN permanent securities	3,184	73,895	28,170	—	105,249
Total	$201,366	$874,590	$674,084	$—	$1,750,040

December 31, 2013

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$175,042	$390,116	$599,778	$—	$1,164,936
CMBS interest-only	7,482	250,576	—	—	258,058
GNMA interest-only	371	94,001	5,505	—	99,877
FHLMC interest-only	—	8,152	—	—	8,152
GN construction securities	—	3,280	9,727	—	13,007
GN permanent securities	62,605	15,080	28,841	6,690	113,216
Total	$245,500	$761,205	$643,851	$6,690	$1,657,246

There were no unrealized losses on securities assessed as other than temporary impairments for the three months ended March 31, 2014 and March 31, 2013.

6.                            REAL ESTATE, NET

During the three months ended March 31, 2014, there were no acquisitions of properties.

During three months ended March 31, 2014, the Company disposed of 44 residential condominium units in Veer Towers which were sold for $18,900,643, resulting in a net gain on sale of $6,413,382.

During three months ended March 31, 2014, the Company disposed of 4 residential condominium units in Terrazas River Park Village which were sold for $1,192,209, resulting in a net gain on sale of $287,834.

During the three months ended March 31, 2013, the Company acquired the following properties:

•                                          One single-tenant retail property subject to long-term net lease obligations for a total of $4,990,742. At January 28, 2013, the date of acquisition, the retail property was 100% leased and occupied. During the three months ended March 31, 2013, the Company recorded $56,508 of rental income from the retail property.

•                                          One 13-story office building in Southfield, MI for $18,000,000, through a consolidated, majority-owned joint venture. At February 1, 2013, the date of acquisition, the office building was 83.8% leased and occupied.  During the three months ended March 31, 2013, the Company recorded $14,500 of rental income from the office building.

During the three months ended March 31, 2013, 19 of these condominium units were sold for $8,045,319, resulting in a gain on sale of $3,697,548. In addition, during the three months ended March 31, 2013, the Company recorded $1,452,976 of rental income from the condominium units subject to residential leases.

The following unaudited pro forma information has been prepared based upon our historical consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma consolidated financial information reflects the acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2012. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations.

	For the three months ended March 31, 2013
	Company		Consolidated
	Historical	Acquisitions	Pro Forma
Operating lease income	$6,484,040	433,880	$6,917,920
Net income	88,049,972	190,352	88,240,324
Net (income) loss attributable to noncontrolling interest	(27,244)	(16,690)	(43,934)
Net income attributable to preferred and common unit holders	88,022,728	173,663	88,196,391

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation and, (iii) exclude transaction costs associated with the properties acquired from 2013.

From the date of acquisition through March 31, 2013, the Company recorded $466,046 of operating lease income and $269,357 of net income from the real estate acquisitions.

The following table presents additional detail related to our real estate portfolio:

	March 31, 2014	December 31, 2013

Land	$91,609,368	$91,609,368
Building	460,927,579	474,301,322
In-place leases and other intangibles	83,909,105	83,909,105
Real estate	636,446,052	649,819,795
Less: Accumulated depreciation and amortization	(32,693,319)	(25,600,780)

Real estate, net	$603,752,733	$624,219,015

The following table presents depreciation and amortization expense on real estate recorded by the Company:

	Three Months Ended March 31,
	2014	2013

Depreciation expense	$4,842,086	$2,388,871
Amortization expense	2,448,149	597,885
Total real estate deprecation and amortization expense (1)	$7,290,235	$2,986,756

(1)         Depreciation expense on the combined consolidated statement of income also includes $137,023 and $136,827 of depreciation on corporate fixed assets for the three months ended March 31, 2014 and 2013, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable/unfavorable leases compared to market leases and other intangibles.  At March 31, 2014, gross intangible assets totaled $83,909,105 with total accumulated amortization of $12,278,154, resulting in net intangible assets of $71,630,951, including $4,897,276 of unamortized favorable/unfavorable lease intangibles.  At December 31, 2013, gross intangible assets totaled $83,909,105 with total accumulated amortization of $9,675,249, resulting in net intangible assets of $74,233,856. As of March 31, 2014 and March 31,2013, the Company recorded an offset against rental revenues of $154,756 and $54,343, respectively, for favorable/unfavorable leases.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of March 31, 2014:

Period ended December 31,	Amount
2014 (last 9 months)	$7,808,714
2015	10,411,619
2016	10,288,686
2017	5,399,510
2018	3,938,820
Thereafter	28,886,327
Total	$66,733,676

The following is a schedule of contractual future minimum rent under leases from tenants at March 31, 2014:

Period ended December 31,	Amount
2014 (last 9 months)	$32,912,425
2015	41,011,099
2016	35,572,690
2017	32,504,605
2018	30,157,074
Thereafter	291,112,205
Total	$463,270,098

7.                            INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2014, the Company had an aggregate investment of $7,311,247 in its equity method joint ventures with unaffiliated third parties.  The Company formed the first of these ventures to invest in first mortgage loans held for investment and acquired an equity interest in the second in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI.  As of March 31, 2014, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) and acted as general partner and Manager to LCRIP I, and owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”).

The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights as well as kick-out rights.  The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Total assets	$154,533,364	$190,415,719
Total liabilities	102,380,310	112,808,701
Partners’/members’ capital	$52,153,054	$77,607,018

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2014 and December 31, 2013:

Entity	March 31, 2014	December 31, 2013

Ladder Capital Realty Income Partnership I LP	$5,168,349	$7,119,864
Grace Lake JV, LLC	2,142,898	2,142,898
Company’s investment in unconsolidated joint ventures	$7,311,247	$9,262,762

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Total revenues	$7,112,612	$9,894,877
Total expenses	$2,591,047	3,078,030
Net income	$4,521,565	$6,816,847

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Entity	2014	2013

Ladder Capital Realty Income Partnership I LP	$123,175	$393,980
Grace Lake JV, LLC	225,000	—
Earnings from investment in unconsolidated joint ventures	$348,175	$393,980

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership agreement, the Company was engaged as the Manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100,000,000. During the three months ended March 31, 2014 and 2013, the Company recorded $134,460 and $242,480, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the three months ended March 31, 2014, there were no sales of loans to LCRIP I.  During the three months ended March 31, 2013, the Company sold one loan to LCRIP I for aggregate proceeds of $17,200,000, which exceeded its carrying value by $139,901, and is included in sale of loans, net on the combined consolidated statements of operations.  The Company has deferred 10% of the gain on sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition.  During the three months ended March 31, 2014 and 2013, the return thresholds were met on certain assets that have been fully realized.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced and the Company converted its interest into a 25% limited liability company membership interest in Grace Lake JV, which holds an investment in an office building complex.  After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale.  The Company does not participate in losses from its investment.

8.                            FINANCING

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities throughout the fiscal year.  The Company has entered into four committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,150,000,000 of credit capacity.  Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties.  The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of March 31, 2014 and December 31, 2013.

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

On January 15, 2014, the Company amended its term master repurchase agreement with a major U.S. insurance company to finance loans it originates. The material changes from the prior agreement include (i) extending the termination date of the facility for six months from January 24, 2014 to July 24, 2014 and (ii) reducing the maximum aggregate facility amount from $300,000,000 to $150,000,000. The Company opted to reduce the maximum aggregate facility amount under this facility in light of the success that the Company has had using other sources of financing of conduit first mortgage loans, including the Federal Home Loan Bank (“FHLB”), on a long term committed basis.

On February 19, 2014, the Company exercised its right to extend the term of its master repurchase agreement with a major U.S. bank to finance loans it originates for an additional 364 days from the initial termination date of April 8, 2014.

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

March 31, 2014

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at March 31, 2014	Maturity	Options	Collateral	Collateral	Collateral

					Two additional
					twelve month	First mortgage
					periods at	commercial real
$300,000,000	$—	$300,000,000		5/18/2015	Company’s option	estate loans	$42,193,299	$42,193,299

					Two additional
					364 day	First mortgage
			Between 2.40%		periods at	commercial real
$250,000,000	$8,959,856	$241,040,144	and 3.04%	4/10/2016	Company’s option	estate loans	$18,694,318	$19,091,939

					Two additional
					twelve month	First mortgage
			Between 2.41%		periods at	commercial real
$450,000,000	$71,804,918	$378,195,082	and 3.17%	5/26/2017	Company’s option	estate loans	$223,612,914	$223,612,914

						First mortgage
						commercial real
$150,000,000	$—	$150,000,000		7/24/2014	N/A	estate loans	$—	$—

$1,150,000,000	$80,764,774	$1,069,235,226					$284,500,531	$284,898,152

						Investment grade
						commercial real
$300,000,000	$43,492,265	$256,507,735	1.25%	4/30/2015	N/A	estate securities	$107,378,953	$107,378,953

						Investment grade
						commercial real
$—	$246,713,000	$—		Various	N/A	estate securities	$294,409,237	$294,409,237

$1,450,000,000	$370,970,039	$1,325,742,961					$686,288,721	$686,686,342

December 31, 2013

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at December 31, 2013	Maturity	Options	Collateral	Collateral	Collateral

					Two additional
					twelve month	First mortgage
			Between 2.42%		periods at	commercial real
$300,000,000	$22,749,015	$277,250,985	and 2.67%	5/18/2015	Company’s option	estate loans	$46,084,620	$46,483,618

					Two additional
					364 day	First mortgage
			Between 2.42%		periods at	commercial real
$250,000,000	$28,407,500	$221,592,500	and 3.04%	4/10/2014	Company’s option	estate loans	$41,428,429	$41,518,063

					Two additional
					twelve month	First mortgage
			Between 2.41%		periods at	commercial real
$450,000,000	$60,423,328	$389,576,672	and 3.18%	5/26/2015	Company’s option	estate loans	$132,160,677	$132,673,364

						First mortgage
			Between 2.66%			commercial real
$300,000,000	$47,732,500	$252,267,500	and 2.67%	1/24/2014	N/A	estate loans	$65,350,000	$65,813,055

$1,300,000,000	$159,312,343	$1,140,687,657					$285,023,726	$286,488,100

						Investment grade
			Between 1.26%			commercial real
$600,000,000	$88,921,450	$511,078,550	and 1.27%	4/30/2015	N/A	estate securities	$110,400,378	$110,400,378

						Investment grade
			Between 0.42%			commercial real
$—	$361,601,000	$—	and 1.67%	1/17/2014	N/A	estate securities	$440,721,692	$440,721,692

$1,900,000,000	$609,834,793	$1,651,766,207					$836,145,796	$837,610,170

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50,000,000 credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2015, with an additional one year extension available. As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding under the Company’s Credit Agreement.   The Company’s Credit Agreement includes covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of March 31, 2014 and December 31, 2013.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The New Revolving Credit Facility will be available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The New Revolving Credit Facility has a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the New Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

The obligations under the New Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The New Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

The New Revolving Credit Facility is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, under the New Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. Our ability to borrow under the New Revolving Credit Facility is dependent on, among other things, LCFH’s compliance with the financial covenants. The New Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

As of March 31, 2014, there were no borrowings outstanding under the New Revolving Credit Facility.

Long-Term Financing

During the three months ended March 31, 2014, the Company executed one term debt agreement to finance properties in its real estate portfolio.  During the three months ended March 31, 2013, the Company executed seven term debt agreements to finance such real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022 and 2023 and totaling $331,936,919 at March 31, 2014 and $291,053,406 at December 31, 2013.  These long-term nonrecourse mortgages include net unamortized premiums of $4,998,075 and $3,807,479 at March 31, 2014 and December 31, 2013, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  The Company recorded $142,440 and $115,043 of premium amortization, which decreased interest expense, for the three months ended March 31, 2014 and 2013, respectively. The loans are collateralized by real estate of $445,401,248 and $401,262,302 as of March 31, 2014 and December 31, 2013, respectively.

Borrowings from the FHLB

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB.  As of March 31, 2014, Tuebor had $933,000,000 of borrowings outstanding (with an additional $472,000,000 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.28% to 2.40%, and advance rates of 57% to 95% of the collateral.  Collateral for the borrowings was comprised of $988,459,827 of CMBS and U.S. Agency Securities and $187,904,186 of first mortgage commercial real estate loans.  As of December 31, 2013, Tuebor had $989,000,000 of borrowings outstanding (with an additional $416,000,000 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral.  Collateral for the borrowings was comprised of $1,013,640,649 of CMBS and U.S. Agency Securities and $276,722,665 of first mortgage commercial real estate loans.  Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $210.3 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2014.

Senior Unsecured Notes

On September 14, 2012, LCFH issued $325,000,000 in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “Notes”).  The Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

LCFH issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis.  Ladder Capital Finance Corporation is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Ladder Capital Corp has a 51.0% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members, as of March 31, 2014. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the operating partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

The following schedule reflects the Company’s contractual payments under borrowings by maturity:

Period ending December 31,	Borrowings by Maturity

2014 (last 9 months)	$571,713,000
2015	307,297,183
2016	184,959,856
2017	505,000,000
2018	25,000,000
Thereafter	366,936,919
Total	$1,960,906,958

9.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2014 and December 31, 2013 are as follows ($ in thousands):

March 31, 2014

						Weighted Average
	Outstanding		Amortized		Fair Value	Yield	Remaining
	Face Amount		Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$1,227,308		$1,225,746	$1,247,477	Broker quotations, pricing services	3.68%	4.79
CMBS interest-only(1)	6,075,913	(7)	275,802	278,832	Broker quotations, pricing services	4.25%	3.35
GNMA interest-only(1)	1,799,019	(7)	98,682	94,614	Broker quotations, pricing services	5.03%	3.10
FHLMC interest-only(1)	218,834	(7)	7,541	7,563	Broker quotations, pricing services	5.32%	2.03
GN construction securities(1)	16,321		16,808	16,305	Broker quotations, pricing services	3.46%	6.67
GN permanent securities(1)	101,175		103,244	105,249	Broker quotations, pricing services	4.40%	3.64
Mortgage loan receivable held for investment, at amortized cost	687,212		674,980	677,630	Discounted Cash Flow(3)	9.51%	2.11
Mortgage loan receivable held for sale	162,554		162,107	168,356	Discounted Cash Flow(4)	5.46%	7.43
FHLB stock(5)	50,400		50,400	50,400	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	89,602		N/A	839	Counterparty quotations	N/A	2.23

Liabilities:
Repurchase agreements - short-term	246,713		246,713	246,713	Discounted Cash Flow(2)	1.24%	0.08
Repurchase agreements - long-term	124,257		124,257	124,257	Discounted Cash Flow(2)	1.98%	1.19
Long-term financing	324,689		331,937	320,196	Discounted Cash Flow(2)	4.88%	8.59
Borrowings from the FHLB	933,000		933,000	907,286	Discounted Cash Flow(2)	0.61%	1.69
Senior unsecured notes	325,000		325,000	340,844	Broker quotations, pricing services	7.38%	3.50
Nonhedge derivatives(1)(6)	724,100		N/A	10,412	Counterparty quotations	N/A	3.17

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

(5)          The fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(6)          The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(7)          Represents notional outstanding balance of underlying collateral.

December 31, 2013

						Weighted Average
	Outstanding		Amortized		Fair Value	Yield	Remaining
	Face Amount		Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$1,160,741		$1,156,230	$1,164,936	Broker quotations, pricing services	4.08%	4.88
CMBS interest-only(1)	5,702,862	(7)	259,061	258,058	Broker quotations, pricing services	4.19%	3.38
GNMA interest-only(1)	1,848,270	(7)	103,136	99,877	Broker quotations, pricing services	5.32%	2.12
FHLMC interest-only(1)	219,677	(7)	7,904	8,152	Broker quotations, pricing services	5.21%	3.04
GN construction securities(1)	12,858		13,261	13,007	Broker quotations, pricing services	3.49%	6.57
GN permanent securities(1)	108,310		110,724	113,216	Broker quotations, pricing services	4.64%	3.27
Mortgage loan receivable held for investment, at amortized cost	549,574		539,078	541,578	Discounted Cash Flow(3)	9.76%	2.14
Mortgage loan receivable held for sale	440,775		440,490	455,804	Discounted Cash Flow(4)	5.47%	9.62
FHLB stock(5)	49,450		49,450	49,450	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	808,700		N/A	8,244	Counterparty quotations	N/A	0.50

Liabilities:
Repurchase agreements - short-term	409,334		409,334	409,334	Discounted Cash Flow(2)	1.46%	0.04
Repurchase agreements - long-term	200,501		200,501	200,501	Discounted Cash Flow(2)	2.13%	1.49
Long-term financing	287,246		291,053	278,129	Discounted Cash Flow(2)	4.84%	8.70
Borrowings from the FHLB	989,000		989,000	987,896	Discounted Cash Flow(2)	0.57%	1.60
Senior unsecured notes	325,000		325,000	341,250	Broker quotations, pricing services	7.38%	3.75
Nonhedge derivatives(1)(6)	154,500		N/A	7,031	Counterparty quotations	N/A	4.55

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

(3)          Fair value for mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days, and no significant change in credit risk).

(4)          Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(5)          The fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(6)          The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(7)          Represents notional outstanding balance of underlying collateral.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2014 and December 31, 2013 ($ in thousands):

March 31, 2014

	Outstanding Face		Fair Value
	Amount		Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,227,308		$—	$1,247,477	$—	$1,247,477
CMBS interest-only(1)	6,075,913	(2)	—	278,832	—	278,832
GNMA interest-only(1)	1,799,019	(2)	—	94,614	—	94,614
FHLMC interest-only(1)	218,834	(2)	—	7,563	—	7,563
GN construction securities(1)	16,321		—	16,305	—	16,305
GN permanent securities(1)	101,175		—	105,249	—	105,249
Mortgage loan receivable held for investment	687,212		—	—	677,630	677,630
Mortgage loan receivable held for sale	162,554		—	—	168,356	168,356
FHLB stock	50,400		—	—	50,400	50,400
Nonhedge derivatives(1)	89,602		—	839	—	839
Liabilities:
Repurchase agreements - short-term	246,713		—	246,713	—	246,713
Repurchase agreements - long-term	124,257		—	124,257	—	124,257
Long-term financing	324,689		—	—	320,196	320,196
Borrowings from the FHLB	933,000		—	—	907,286	907,286
Senior unsecured notes	325,000		—	340,844	—	340,844
Nonhedge derivatives(1)	724,100		—	10,412	—	10,412

December 31, 2013

	Outstanding Face		Fair Value
	Amount		Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,160,741		$—	$1,164,936	$—	$1,164,936
CMBS interest-only(1)	5,702,862	(2)	—	258,058	—	258,058
GNMA interest-only(1)	1,848,270	(2)	—	99,877	—	99,877
FHLMC interest-only(1)	219,677	(2)	—	8,152	—	8,152
GN construction securities(1)	12,858		—	13,007	—	13,007
GN permanent securities(1)	108,310		—	113,216	—	113,216
Mortgage loan receivable held for investment	549,574		—	—	541,578	541,578
Mortgage loan receivable held for sale	440,775		—	—	455,804	455,804
FHLB stock	49,450		—	—	49,450	49,450
Nonhedge derivatives(1)	808,700		—	8,244	—	8,244
Liabilities:
Repurchase agreements - short-term	409,334		—	409,334	—	409,334
Repurchase agreements - long-term	—		—	—	—	—
Long-term financing	287,246		—	—	278,129	278,129
Borrowings from the FHLB	989,000		—	—	987,896	987,896
Senior unsecured notes	325,000		—	341,250	—	341,250
Nonhedge derivatives(1)	154,500		—	7,031	—	7,031

(1) Measured at fair value on a recurring basis.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(2) Represents notional outstanding balance of underlying collateral.

10.                     DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of March 31, 2014 and December 31, 2013:

March 31, 2014

				Remaining
		Fair Value		Maturity
Contract Type	Notional	Asset(1)	Liability(1)	(years)

Futures
5-years U.S. T-Note	$79,600,000	$245,242	$891	0.25
10-year U.S. T-Note	569,600,000	298,592	2,921,813	0.25
Total futures	649,200,000	543,834	2,922,704
Swaps
3MO LIB	121,000,000	—	6,878,440	4.27
Credit Derivatives
CMBX	10,000,000	211,170	—	8.38
CDX	33,500,000	—	610,815	4.73
S&P 500 PUT OPTION 3/4/14	1,900	83,918	—	0.47
Total credit derivatives	43,501,900	295,088	610,815
Total derivatives	$813,701,900	$838,922	$10,411,959

December 31, 2013

				Remaining
		Fair Value		Maturity
Contract Type	Notional	Asset(1)	Liability(1)	(years)

Caps
1MO LIB	$71,250,000	$—	$—	0.14
Futures
5-years U.S. T-Note	$45,000,000	$402,719	$—	0.25
10-year U.S. T-Note	753,700,000	7,589,466	—	0.25
Total futures	798,700,000	7,992,185	—
Swaps
3MO LIB	121,000,000	—	6,420,495	4.51
Credit Derivatives
CMBX	10,000,000	252,170	—	8.38
CDX	33,500,000	—	610,538	4.97
Total credit derivatives	43,500,000	252,170	610,538
Total derivatives	$1,034,450,000	$8,244,355	$7,031,033

(1)         Included in derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Contract Type

Futures	(10,371,054)	(14,781,407)	(25,152,461)
Swaps	(179,320)	(800,138)	(979,458)
Credit Derivatives	42,640	(197,387)	(154,747)
Total	$(10,507,734)	$(15,778,932)	$(26,286,666)

	Three Months Ended March 31, 2013
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Contract Type

Caps	$819	$—	$819
Futures	(7,019,081)	8,774,316	1,755,235
Swaps	3,423,323	(1,346,948)	2,076,375
Credit Derivatives	(231,017)	(1,331,703)	(1,562,720)
Total	$(3,825,956)	$6,095,665	$2,269,709

The Company’s counterparties held $25,958,202 and $21,959,114 of cash margin as collateral for derivatives as of March 31, 2014 and December 31, 2013, respectively, which is included in cash collateral held by brokers in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of March 31, 2014 and December 31, 2013, the Company was in compliance with these requirements and not in default on its indebtedness.  As of March 31, 2014 and December 31, 2013, there was $25,958,202 and $21,959,114 of cash collateral held by the derivative counterparties for these derivatives, respectively.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11.                     OFFSETTING ASSETS AND LIABILITIES

The following table presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2014

Offsetting of Financial Assets and Derivative Assets

			Net amounts of	Gross amounts not offset in the balance
		Gross amounts	assets presented	sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$838,922	$—	$838,922	$—	$—	$838,922
Total	$838,922	$—	$838,922	$—	$—	$838,922

As of March 31, 2014

Offsetting of Financial Liabilities and Derivative Liabilities

				Gross amounts not offset in the balance
			Net amounts of	sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	liabilities presented in the balance sheet	Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount

Derivatives	$10,411,959	$—	$10,411,959	$—	$10,411,959	$—
Repurchase agreements	370,970,039	—	370,970,039	370,970,039	—	—
Total	$381,381,998	$—	$381,381,998	$370,970,039	$10,411,959	$—

(1) Included in cash collateral held by broker on consolidated balance sheets.

As of December 31, 2013

Offsetting of Financial Assets and Derivative Assets

			Net amounts of	Gross amounts not offset in the balance
		Gross amounts	assets presented	sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$8,244,355	$—	$8,244,355	$—	$—	$8,244,355
Total	$8,244,355	$—	$8,244,355	$—	$—	$8,244,355

As of December 31, 2013

Offsetting of Financial Liabilities and Derivative Liabilities

				Gross amounts not offset in the balance
			Net amounts of	sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	liabilities presented in the balance sheet	Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount

Derivatives	$7,031,033	$—	$7,031,033	$—	$7,031,033	$—
Repurchase agreements	609,834,793	—	609,834,793	609,834,793	—	—
Total	$616,865,826	$—	$616,865,826	$609,834,793	$7,031,033	$—

(1) Included in cash collateral held by broker on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2014 and December 31, 2013 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements.

12.                     EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the period February 11, 2014 through March 31, 2014 consists of the following:

(In thousands except share amounts)	For the Period February 11, 2014 through March 31, 2014
Basic Net income available for Class A common stockholders	$12,652
Diluted Net income available for Class A common stockholders	$23,513
Weighted average shares outstanding
Basic	48,909,692
Diluted	97,531,793

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the period February 11, 2014 through March 31, 2014 are described and presented below.

Basic Net Income per Share

Numerator—utilizes net income available for Class A common shareholders for the period February 11, 2014 through March 31, 2014.

Denominator—utilizes the weighted average shares of Class A common stock for the period February 11, 2014 through March 31, 2014.

Diluted Net Income per Share

Numerator—utilizes net income available for Class A common shareholders for the period February 11, 2014 through March 31, 2014 for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the operating partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add back.

Denominator—utilizes the weighted average number of shares of Class A common stock for the period February 11, 2014 through March 31, 2014 for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to operating partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Period February 11, 2014 through March 31, 2014
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$12,652
Denominator:
Weighted average number of shares of Class A common stock outstanding	48,909,692
Basic net income per share of Class A common stock	$0.26
Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$12,652
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income	18,568
Additional corporate tax	(7,708)
Diluted net income attributable to Class A common shareholders	$23,513
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	48,909,692
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	48,537,414
Incremental shares of unvested Class A restricted stock	84,687
Diluted weighted average number of shares of Class A common stock outstanding	97,531,793
Diluted net income per share of Class A common stock	$0.24

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income per share.

13.                     CAPITAL STRUCTURE

Please refer to the description of the IPO and the Reorganization Transactions as described in Note 1- Organization and Operations for further information regarding the current capital structure of Ladder Capital Corp.

Subsequent to the IPO Transactions, the Company has two classes of common stock, Class A and Class B, which are described as follows:

Class A Common Stock

Voting Rights

Holders of shares of Class A common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. The holders of Class A common stock do not have cumulative voting rights in the election of directors.

Dividend Rights

Subject to the rights of the holders of any preferred stock that may be outstanding and any contractual or statutory restrictions, holders of Class A common stock are entitled to receive equally and ratably, share for share, dividends as may be declared by the Board of Directors out of funds legally available to pay dividends. Dividends upon Class A common stock may be declared by the Board of Directors at any regular or special meeting and may be paid in cash, in property, or in shares of capital stock.

Before payment of any dividend, there may be set aside out of any funds available for dividends, such sums as the Board of Directors deems proper as reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any of the Company’s property, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

Liquidation Rights

Upon liquidation, dissolution, distribution of assets or other winding up, the holders of Class A common stock are entitled to receive ratably the assets available for distribution to the shareholders after payment of liabilities and the liquidation preference of any outstanding shares of preferred stock.

Other Matters

The shares of Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Class A common stock. All outstanding shares of Class A common stock are fully paid and non-assessable.

Allocation of Income and Loss

Income and losses are allocated among the shareholders based upon the number of shares outstanding.

Class B Common Stock

Voting Rights

Holders of shares of Class B common stock are entitled to one vote for each share held of record by such holder and all matters submitted to a vote of shareholders. Accordingly, the Continuing LCFH Limited Partners, as holders of Class B common stock, collectively have a number of votes in Ladder Capital Corp that is equal to the aggregate number of LP Units that they hold. Holders of shares of our Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law.

No Dividend or Liquidation Rights

Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of Ladder Capital Corp.

Exchange for Class A Common Stock

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time, beginning, 181 days after February 11, 2014 (subject to the conditions therein), exchange an equal number of LP Units and Class B common stock for shares of Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

Predecessor Capital Structure

The capital structure discussed below is reflective of LCFH’s structure as it existed at February 11, 2014, immediately prior to the Reorganization Transactions.  Immediately following the Reorganization Transactions, with the exception of the discussions regarding quarterly tax distributions, the provisions set forth below no longer apply.

Pursuant to the Limited Liability Limited Partnership Agreement (“LLLP Agreement”), the Company’s general partner has delegated all management powers to the Company’s Board of Directors, who, pursuant to the same LLLP Agreement, are appointed by certain significant investors and the Chief Executive Officer (“CEO”) of the Company.

Cash Distributions to Partners

Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company’s Board of Directors.  All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the LLLP Agreement.

First, to the holders of Series A and Series B participating preferred units pro rata based on the capital account of each such holder’s interests, until the Series A and Series B participating preferred unit holders have each received an amount equivalent to their respective capital accounts; then

Second, 20% to the common unit holders, and 80% to the holders of Series A participating preferred units, until the Series A participating preferred unit holders have each received an amount equivalent to $124 per unit; and

Thereafter, 20% to common unit holders, and 80% to the holders of Series A and Series B participating preferred units, pro rata based on the units held by each holder.

Notwithstanding the foregoing, subject to available liquidity as determined by Company’s Board of Directors, the Company intends to make quarterly tax distributions equal to a partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in the Company’s LLLP agreement) for each partner as the product of (x) the federal taxable income (or alternative minimum taxable income, as the case may be,) allocated by the Company to such partner in respect of the partnership interests of the Company held by such partner and (y) the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY, taking into account for federal income tax purposes, the deductibility of state and local taxes.

Allocation of Income and Loss

Income and losses are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the LLLP Agreement upon liquidation of the Operating Partnership’s assets.

Changes in Accumulated Other Comprehensive Income

Unrealized gain (loss) on real estate securities, available for sale

December 31, 2013	$12,133,807
Other comprehensive income of predecessor	18,605,177
Amounts reclassified from accumulated other comprehensive income of predecessor(1)	(1,597,237)
February 10, 2014	29,141,747
Less: Accumulated other comprehensive income of predecessor	(29,141,747)
February 11, 2014	—
Other comprehensive income before reclassifications	(3,001,274)
Amounts reclassified from accumulated other comprehensive income(1)	(211,578)
Net current-period other comprehensive income	(3,212,852)
Net current-period other comprehensive income attributable to noncontrolling interest in operating partnership	(1,573,048)
Net current-period other comprehensive income attributable to Class A common shareholders	$(1,639,804)

(1) Amount of change reflects change in unrealized (gains)/losses related to investments in real estate securities, net of reclassification adjustments, and is included in gain on securities on the combined consolidated statements of income.

14.                     STOCK BASED COMPENSATION PLANS

The 2008 Incentive Equity Plan

The 2008 Incentive Equity Plan of the Company, as amended in 2012, was adopted by the Board of Directors on September 22, 2008 (the “2008 Plan”) and provides certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives.

On April 20, 2010, 910,491 Class A-2 Common Units were granted to a member of management.  The grants issued are subject to a forty-two (42) month vesting period, commencing on April 20, 2010.  On June 4, 2012, 1,127,543 Class A-2 Common Units and 31,451.61 Series B Participating Preferred Units were granted to a new member of the management team.  The grants issued are subject to a thirty-six (36) month vesting period, commencing on January 1, 2012 and vest monthly.  In addition, the new member purchased 24,193.55 Series B Participating Preferred Units as well as received an option to purchase an additional 24,193.55 Series B Participating Preferred Units within one year of grant date at a price of $124 per unit.  The fair value of the units at grant date was $130.0 per unit, and the difference is recognized as deferred compensation expense over the vesting period.  The option in respect of 14,516.13 Series B Participating Preferred Units was exercised on May 29, 2013 at an exercise price of $124.0 per unit. The remaining options held were terminated on May 29, 2013.  On May 20, 2013, 6,570 Series B Participating Preferred Units were granted to a new employee.  The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly.  On June 3, 2013, 2,531 Series B Participating Preferred Units were granted to a new employee.  The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly.  In accordance with a provision under the grant agreements, certain Series B Participating Preferred unitholders have elected to return a portion of their Series B Participating Preferred Units at each vesting, to reimburse the Company for payroll taxes paid on behalf of the unitholders.

The Company has estimated the fair value of such units granted based, in part, on the price to book value ratios of comparable companies, which is approved by the Board of Directors.  Other key inputs are based on management’s prior experience, current market conditions and projected conditions of the commercial real estate industry.  All units issued under the 2008 Plan are amortized over the units’ vesting periods and charged against income and were converted to Class A common shares in connection with the IPO.  Post-IPO incentive-based compensation is governed by the 2014 Omnibus Incentive Plan discussed below.

2014 Omnibus Incentive Plan

In connection with the IPO Transactions, the 2014 Ladder Capital Corp Incentive Equity Plan, (the “2014 Omnibus Incentive Plan”), was adopted by the Board of Directors on February 11, 2014, and provides certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives including grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards.

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27,489,109 which represents 1,619,865 shares of restricted Class A common stock. Fifty percent of each restricted stock award granted in connection with the offering is subject to time-based vesting criteria, and the remaining fifty percent of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees will vest in full on the eighteen-month anniversary of the date of grant and the remaining seventy-five percent will vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2014, 2015 and 2016 if the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”), provided that if the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

The Company has elected the policy of recognizing the compensation expense related to the time-based vesting criteria on a straight-line basis over the requisite service period for the entire award.  We feel that this aligns the compensation expense with the liability of the Company.  The compensation expense related to the upfront grants to directors, officers and certain employees in connection with the IPO shall be recognized as follows:

1.              Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris will be expensed 1/3 each year, for three years, on an annual basis following such grant

2.              Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed 1/3 each year, for three years on an annual basis following such grant

3.              Compensation expense for restricted stock subject to time-based vesting criteria granted to officers other than Mr. Harris, and certain employees will be expensed 1/3 each year, for three years on an annual basis following such grant

Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition.  Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

Upon termination of a Grantee’s employment of service due to death or disability, and, in the case of Mr. Harris, by the Company without cause or by Mr. Harris for good reason (each, as defined in the 2014 Omnibus Incentive Plan), the Grantee’s time-vesting restricted stock will accelerate and vest in full, and the Grantee’s unvested performance-vesting restricted stock will remain outstanding for the performance period and will vest to the extent the Company meets the Performance Target, including via the catch up provision described above. Upon a change in control (as defined in the 2014 Omnibus Incentive Plan) all restricted stock will become fully vested, if (1) the Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control but prior to its closing, Grantee’s employment is terminated without cause or due to death or disability or Grantee resigns for good reason. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted in connection with the IPO Transactions.

In connection with the IPO Transactions, Alan Fishman and each of Joel C. Peterson and Douglas Durst, who were appointed to the Board of Directors in connection with the IPO Transactions, received an initial restricted stock award with a grant date fair value of approximately $1 million, $75,000 and $75,000, respectively, which represents 67,648 shares of restricted Class A common stock. The grants will vest in three equal installments on each of the first three anniversaries of the date of grant, and will receive an annual restricted stock award with a grant date fair value of $50,000, which will vest in full on the one-year anniversary of the date of grant, with both such awards subject to continued service on the Board of Directors. Messrs. Peterson and Durst will also receive a $75,000 annual cash payment for their service on our Board of Directors. Additionally certain directors may receive $15,000 annually for service as a chairperson of the audit committee or compensation committee and $10,000 for service as a chairperson of the nominating and corporate governance committee, with all or a portion of such fee payable to an applicable director in cash or restricted stock (with a grant date fair value equal to such amount payable) at the election of such director.

The Company recognized equity-based compensation expense of 2,324,980 and $474,501 for the three months ended March 31, 2014 and 2013, respectively.

A summary of the grants is presented below:

	For the Three Months Ended March 31,
	2014		2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Units	Fair Value	Units	Fair Value
Grants - Class A Common Stock (restricted)	1,687,513	$28,637,096	—	$—

Amortization to compensation expense
Predecessor compensation expense		(290,171)		(474,501)
LP Units		(351,259)		—
Class A Common Stock (restricted)		(1,683,550)		—
Total amortization to compensation expense		$(2,324,980)		$(474,501)

The table below presents the status at March 31, 2014 of the Class A Common Stock of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and the Class A-2 Common Units, Series B Participating Preferred Units of LCFH granted under the 2008 Plan and the LP units of LCFH and changes during 2014.

	Class A Common Shares	Class A Common Units	Series B Participating Preferred Units	LP Units

Outstanding at January 1, 2014	—	365,407	14,276	—
Granted	1,687,513	—	—	—
Vested	—	(32,365)	(993)	(575,388)
Returned	—	—	(165)	(985)
Converted	—	(333,042)	(13,118)	3,186,066
Outstanding at March 31, 2014	1,687,513	—	—	2,609,693

(1)         Converted to LP Units of LCFH on February 11, 2014 in connection with IPO.

At March 31, 2014, there was an estimated 28,917,407 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 36 months, with a weighted-average period of 32.9 months.

Phantom Equity Investment Plan (Deferred Compensation Plan)

LCFH entered into a Phantom Equity Investment Plan, effective on June 30, 2011 (the “Plan”). The Plan is an annual deferred compensation plan pursuant to which mandatory contributions are made to the Plan, depending upon the participant’s specific level of compensation and to which participants may make elective contributions. Generally, if a participant’s total compensation is in excess of a certain threshold, a portion of a participant’s performance-based annual bonus is required to be deferred into the Plan. Otherwise, amounts may be deferred into the Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the Plan.

In the event that a participant elects to (or is required to) defer a portion of their compensation pursuant to the Plan, such amount is not paid to the participant and is instead credited to such participant’s notional account under the Plan. Prior to the IPO, such amounts would have been invested, on a phantom basis, in the Series B Participating Preferred Units of LCFH until such amounts are eventually paid to the participant pursuant to the Plan. Following the IPO, as described below, such amounts are invested on a phantom basis in Class A common stock of Ladder Capital Corp. Mandatory contributions are subject to one-third vesting over a three year period on a straight-line basis following the applicable Plan year in which the related compensation was earned. Elective contributions are immediately vested upon contribution. Unvested amounts are generally forfeited upon the participant’s resignation or termination for cause. The phantom units do not share in the earnings of Ladder Capital Corp and are therefore not participating securities.

The date that the amounts deferred into the Plan are paid to a participant depends upon whether such deferral was a mandatory deferral or an elective deferral. Elective deferrals are paid upon the earlier to occur of (1) a change in control (as defined in the Plan), (2) the end of the participant’s employment, or (3) December 31, 2017. The vested amounts of the mandatory contributions are paid upon the first to occur of (1) a change in control and (2) the first to occur of (x) December 31, 2017 or (y) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable plan year to which the underlying deferred annual bonus relates. Payment may be in cash in an amount equal to the then fair market value of such units. Mandatory contributions that are paid at the time specified in 2(y) above may be made in cash at the election of the participant, subject to LCFH having sufficient cash to make such payment.

In February 2014, Company employees contributed $6,427,127 to the Plan.  Compensation expense is liability-based and 100% expensed upon contribution.  The employees received phantom units of Series B Participating Preferred Units of LCFH at the fair market value of the units.  In connection with the IPO Transactions, the notional interest in LCFH’s Series B Participating Preferred Units converted into a notional interest in Class A common stock of Ladder Capital Corp, based on the $17.00 issuance price of its Class A common stock. As of March 31, 2014 there have been $11,851,733 total contributions to the Plan resulting in 82,026.58 phantom units outstanding, of which 37,250.66 are unvested.

2013 Bonus Payments
On February 12, 2014, the Board of Directors of Ladder Capital Corp approved bonus payments to employees, including officers, totaling $43,719,000.  The bonuses were paid to employees on February 18, 2014.  As of March 31, 2014, $12,664,286 of bonus accrual is included in accrued expenses on the combined consolidated balance sheets.

15.                     INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity is an LLLP, but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”).  As a result of the IPO, a portion of the Company’s income will be subject to U.S. federal, state and local income taxes and taxed at the prevailing corporate tax rates.

Components of the provision for income taxes consist of the following:

Three Months Ended March 31, 2014
Current expense
Federal	$5,366,975
State and local	1,805,512
Total current expense	7,172,487
Deferred expense/(benefit)
Federal	(1,521,455)
State and local	(361,815)
Total deferred expense/(benefit)	(1,883,270)
Provision for income tax expense	$5,289,217

Corporate taxes payable as of March 31, 2014 were $6,661,704. There were no corporate taxes payable as of December 31, 2013.  NYC UBT taxes payable (receivable) at March 31, 2014 and December 31, 2013 were ($95,815) and $482,324, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the period ended March 31, 2014 is as follows:

Three Months Ended March 31, 2014

US statutory tax rate	35.00%
Increase due to state and local taxes	4.65%
Benefit of partnership income not subject to taxation	-17.32%
Effective income tax rate	22.33%

The Company’s net deferred tax assets were $1,577,319 as of March 31, 2014. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows:

As of March 31, 2014
Deferred Tax Assets
Depreciation	$933,065
Equity based compensation	950,204
Unrealized gains and losses	297,344
Total Deferred Tax Assets	$2,180,613

Deferred Tax Liabilities
Unrealized gains and losses	603,294
Total Deferred Tax Assets	$603,294

Net Deferred Tax Assets/(Liabilities)	$1,577,319

Our tax returns are subject to audit by taxing authorities. With a few exceptions, as of March 31, 2014 the tax years 2010, 2011 and 2012 remain open to examination by the major taxing jurisdictions in which we are subject to taxes.  U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. The Company believes that the audits will result in no material changes, however, these audits can often take a long time to complete and settle and there can be no assurances as to the possible outcomes.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of March 31, 2014. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

16.                     RELATED PARTY TRANSACTIONS

The Company entered into a loan referral agreement with Meridian Capital Group LLC (“Meridian”), which is an affiliate of a member of the Company’s Board of Directors and an investor in the Company.  The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears.  While the arrangement gives rise to a potential conflict of interest, full disclosure is given to the borrower who, in each case, waives the conflict in writing.  This agreement is cancellable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement.  The Company terminated the loan referral agreement on April 2, 2014, as a result of the occurrence of the IPO on February 11, 2014.

The Company incurred no fees during the three months ended March 31, 2014 for loans originated in accordance with this agreement. As of March 31, 2014, $425,000 was payable.   The Company incurred fees of $150,000 during the three months ended March 31, 2013 for loans originated in accordance with this agreement, of which $150,000 is accrued for and payable as of March 31, 2013. These fees are reflected in fee expense in the accompanying combined consolidated statements of income.

17.                     COMMITMENTS

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015.  There is an option to renew the lease for an additional five years at an increased monthly rental.  The office space has subsequently been subleased to a third party.  Income received on the subleased office space is recorded in other income on the combined consolidated statements of income.  In 2011, the Company entered into a new lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option.   In 2012, the Company entered into one new lease for secondary office space.  The lease commenced on May 15, 2012 and expires on May 14, 2015 with no extension option.

The following is a schedule of future minimum rental payments required under the above operating leases:

Year ended December 31,	Amount

2014 (last 9 months)	$1,336,287
2015	1,381,992
2016	1,125,069
2017	1,180,400
2018	1,180,400
Thereafter	3,639,567
Total	$9,843,715

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of twelve to fifteen months.  As of March 31, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 107.3 was $118,502,265, of which $88,236,267 was funded, with $30,265,998 remaining to be funded.  As of December 31, 2013, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 107.3 was $150,271,380, of which $112,780,499 was funded, with $37,490,881 remaining to be funded.  The fair value of those commitments at March 31, 2014 and December 31, 2013 was ($304,109) and ($176,736), respectively, which was determined by pricing services as adjusted for estimated liquidity discounts and are included in GN construction securities on the combined consolidated balance sheets.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company’s off-balance sheet arrangements consisted of $66,008,670 of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $62,378,672 to provide additional first mortgage loan financing and $3,629,998 to provide additional mezzanine loan financing. As of December 31, 2013, the Company’s off-balance sheet arrangements consisted of $71,514,519 of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65,314,519 to provide additional first mortgage loan financing and $6,200,000 to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in and are not reflected on our the Combined Consolidated Balance Sheets.

18.                    SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how management reviews and manages its business.  These reportable segments include Loans, Securities, and Real Estate.  The Loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The Securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities.  The Real Estate segment includes selected net lease and other real estate assets.  Corporate/Other includes our investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Three months ended March 31, 2014
Interest income	$20,309	$16,505	$—	$8	$36,822
Interest expense	(2,188)	(1,265)	(3,331)	(8,057)	(14,841)
Net interest income (expense)	18,121	15,240	(3,331)	(8,049)	21,981
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	17,971	15,240	(3,331)	(8,049)	21,831

Operating lease income	—	—	13,213	—	13,213
Tenant recoveries	—	—	2,080	—	2,080
Sale of loans, net	41,303	—	—	—	41,303
Gain on securities	—	1,809	—	—	1,809
Sale of real estate, net	347	—	6,346	—	6,693
Fee income	665	91	—	1,553	2,309
Net result from derivative transactions	(10,742)	(15,544)	—	—	(26,287)
Earnings from investment in unconsolidated joint ventures	—	—	348	—	348
Unrealized gain (loss) on Agency interest-only securities, net	—	(1,034)	—	—	(1,034)
Total other income	31,573	(14,678)	21,987	1,553	40,434

Salaries and employee benefits	(6,300)	—	—	(13,703)	(20,003)
Operating expenses	41	—	—	(3,082)	(3,041)
Real estate operating expenses	—	—	(7,602)	—	(7,602)
Fee expense	(303)	(22)	(17)	(160)	(502)
Depreciation and amortization	—	—	(7,290)	(137)	(7,427)
Total costs and expenses	(6,562)	(22)	(14,909)	(17,082)	(38,575)

Tax expense	—	—	—	(5,289)	(5,289)
Segment profit (loss)	$42,982	$540	$3,747	$(28,867)	$18,401

Total assets as of March 31, 2014	$837,087	$1,750,040	$603,753	$299,367	$3,490,247

Three months ended March 31, 2013
Interest income	$18,712	$14,555	$—	$(2,005)	$31,261
Interest expense	(1,876)	(1,329)	(1,080)	(6,922)	(11,207)
Net interest income (expense)	16,835	13,225	(1,080)	(8,927)	20,054
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	16,685	13,225	(1,080)	(8,927)	19,904

Operating lease income	—	—	6,484	—	6,484
Tenant recoveries	—	—	—	—	—
Sale of loans, net	82,868	—	—	140	83,007
Gain on securities	—	2,565	—	—	2,565
Sale of real estate, net	(186)	—	3,884	—	3,698
Fee income	993	—	167	278	1,439
Net result from derivative transactions	(117)	2,387	—	—	2,270
Earnings from investment in unconsolidated joint ventures	—	—	—	394	394
Unrealized gain (loss) on Agency interest-only securities, net	—	(250)	—	—	(250)
Total other income	83,558	4,702	10,535	812	99,607

Salaries and employee benefits	(11,300)	—	—	(8,412)	(19,712)
Operating expenses	50	—	—	(2,322)	(2,273)
Real estate operating expenses	—	—	(2,880)	—	(2,880)
Fee expense	(846)	(17)	(451)	(90)	(1,404)
Depreciation and amortization	—	—	(2,987)	(137)	(3,124)
Total costs and expenses	(12,097)	(17)	(6,318)	(10,961)	(29,393)

Tax expense	—	—	(232)	(1,836)	(2,068)
Segment profit (loss)	$88,146	$17,910	$2,905	$(20,911)	$88,050

Total assets as of March 31, 2013	$904,106	$1,057,343	$395,678	$184,367	$2,541,494

Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $50.4 million as of March 31, 2014.

19.                     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facilities

On April 29, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans it originates to temporarily increase financing capacity on its facility from $300.0 million to $450.0 million to enable the financing of one of its assets.  The increase in capacity will terminate no later than April 18, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the combined consolidated financial statements and the related notes of Ladder Capital Corp included within this Quarterly Report and the Annual Report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” within this Quarterly Report and “Risk Factors” within the Annual Report, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to those in “Risk Factors” set forth in the Annual Report.

Overview

References to “Ladder”, the “Company”, “Successor” and “we”, “our” and “us” refer subsequent to the IPO and related transactions described below are to Ladder Capital Corp, a Delaware corporation incorporated in 2013, and its combined consolidated subsidiaries.  These references (other than “Successor”) in periods prior to the IPO and related transactions are to Ladder Capital Finance Holdings LLLP and Subsidiaries (“LCFH” or “Predecessor”).

Ladder Capital Corp, a Delaware corporation was incorporated on May 21, 2013 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of common equity.  On February 5, 2014, a registration statement relating to shares of Class A common stock of Ladder Capital Corp was declared effective and the price of such shares was set at $17.00 per share.  The IPO closed on February 11, 2014.

As a result of the IPO and certain other recapitalization transactions, Ladder Capital Corp became the sole general partner of and has a controlling interest in LCFH. Ladder Capital Corp’s only business is to act as the sole general partner of LCFH, and, as such, Ladder Capital Corp operates and controls all of the business and affairs of LCFH and consolidates the financial results of LCFH into Ladder Capital Corp’s combined consolidated financial statements effective as of the close of business on February 11, 2014.

Within the following historical results of operations, the three months ended March 31, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to March 31, 2014.  The three months ended March 31, 2013 consists of LCFH’s operations.  Results since inception consists of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to March 31, 2014.

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

We conduct our business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We have historically been able to generate attractive risk-adjusted returns by flexibly allocating capital among these well-established, complementary business lines. We believe that we have a competitive advantage through our ability to offer a wide range of products, providing complete solutions across the capital structure to our borrowers. We apply a comprehensive best practices underwriting approach to every loan and investment that we make, rooted in management’s deep understanding of fundamental real estate values and proven expertise in these complementary business lines through multiple economic and credit cycles.

Our primary business strategy is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2014, we originated $6.3 billion of conduit loans, $5.9 billion of which were sold into 19 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in 2014 according to Commercial Mortgage Alert. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $1.5 billion of balance sheet loans held for investment from inception through March 31, 2014. During that timeframe, we also acquired $6.0 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $785.7 million of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of which has worked together for more than a decade. As of March 31, 2014, our management team and chairman held equity capital accounts in the Company of $241.2 million of book equity, or 12.9% our total book equity through both LP Units in LCFH with corresponding shares of Class B common stock of the Company and through grants of shares of Class A common stock in connection with the IPO. On average, our management team members have 25 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer, General Counsel and Co-Head of Securitization; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of March 31, 2014, we had $3.5 billion in total assets and $1.4 billion in book equity capital. As of that date, our assets included $837.1 million of loans, $1.8 billion of securities, and $603.8 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 35.3% and 119.5% of our total net interest income after provision for loan losses and other income (“net revenues”) and net income, respectively, for the three months ended March 31, 2014, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 66.3% and 224.5 % of our net revenues and net income, respectively, for the three months ended March 31, 2014. See “—Non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of March 31, 2014, we are capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our operating business to include 65 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of March 31, 2014, we had $2.0 billion of debt financing outstanding, including $933.0 million of financing from the FHLB (with an additional $472.0 million of committed term financing available to us), $124.3 million committed secured term repurchase agreement financing outstanding (with an additional $1.3 billion of committed secured term financing available to us), $331.9 million of third-party, non-recourse mortgage debt, $246.7 million of other securities financing, and $325.0 million of our 7.375% Senior Notes due October 1, 2017 (“Notes”). As of March 31, 2014, we had no borrowings outstanding under our $50.0 million credit agreement, and no borrowings outstanding under our $75.0 million revolving credit facility. As of March 31, 2014, our debt-to-equity ratio was 1.4:1.0, as we employ leverage prudently to maximize financial flexibility.

Our businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets.  Our mix of business segments is designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions.  The following table summarizes the value of our investment portfolio as reported in our combined consolidated financial statements as of the dates indicated below:

	As of March 31, 2014	As of December 31, 2013
	($ in thousands)
Loans
Conduit first mortgage loans	$162,107	$440,490
Balance sheet first mortgage loans	535,476	411,655
Other commercial real estate-related loans	139,504	127,423
Total loans	837,087	979,568
Securities
CMBS investments	1,526,309	1,422,995
U.S. Agency Securities investments	223,731	234,251
Total securities	1,750,040	1,657,246
Real Estate
Total real estate, net	603,753	624,219

Total investments	3,190,880	3,261,033
Cash, cash equivalents and cash collateral held by broker	148,061	107,263
Other assets	151,306	120,767
Total assets	$3,490,247	$3,489,063

We invest in the following types of assets:

Loans

Conduit First Mortgage Loans.  We originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally are five- to ten-year terms. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Conduit first mortgage loans in excess of $50.0 million also require approval of our Board of Directors’ Risk and Underwriting Committee.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, offer them for sale to CMBS trusts as part of a securitization process or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through March 31, 2014, we originated and funded $6.3 billion of conduit first mortgage loans, and securitized $5.9 billion of such mortgage loans in 19 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013 and two securitizations in 2014. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed single-asset securitizations. During the three months ended March 31, 2014 and 2013, conduit first mortgage loans have remained on our balance sheet for a weighted average of 51 and 51 days, prior to securitization, respectively. As of March 31, 2014, we held ten first mortgage loans that were available to be offered for sale into a securitization with an aggregate book value of $162.1 million. Based on the loan balances and the “as- is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 57.3% at March 31, 2014.

Balance Sheet First Mortgage Loans.  We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning which are generally held for investment. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to three years. Balance sheet first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our conduit first mortgage loans. Balance sheet first mortgage loans in excess of $20.0 million also require the approval of our Board of Directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment or offer them for sale to our institutional bridge loan partnership. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization) or sold to our institutional bridge loan partnership. As of March 31, 2014, we held a portfolio of 27 balance sheet first mortgage loans with an aggregate book value of $535.5 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.2% at March 31, 2014.

Other commercial real estate-related loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of March 31, 2014, we held $139.5 million of other commercial real estate-related loans. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 78.0% at March 31, 2014.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of March 31, 2014 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate, and own predominantly short-duration, AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. CMBS investments in excess of $26.0 million require the approval of our Board of Directors’ Risk and Underwriting Committee. As of March 31, 2014, the estimated fair value of our portfolio of CMBS investments totaled $1.5 billion in 127 CUSIPs ($12.0 million average investment per CUSIP). As of that date, all of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 81.9% AAA/Aaa-rated securities and 18.1% of other investment grade-rated securities, including 7.9% rated AA/Aa, 4.6% rated A/A and 5.7% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2014, our CMBS investments had a weighted average duration of 4.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2014, by property count and market value, respectively, 45.9% and 77.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.6% and 41.0% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 4.1% by property count and less than 0.1% to 16.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of investments for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of March 31, 2014, the estimated fair value of our portfolio of U.S. Agency Securities was $223.7 million in 60 CUSIPs ($3.7 million average investment per CUSIP), with a weighted average duration of 3.6 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2014, by market value 74.1% and 15.2% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 30.8%, California represented 28.2% and North Carolina represented 10.3% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2014 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real estate

Commercial real estate properties.  As of March 31, 2014, we owned 34 single tenant retail properties with an aggregate book value of $254.7 million. These properties are leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. Sixteen of our properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of March 31, 2014, our net leased properties comprised a total of 1.4 million square feet, had a 100% occupancy rate, had an average age since construction of 7.6 years and a weighted average remaining lease term of 18.5 years.

In addition, as of March 31, 2014, we owned a 13-story office building in Southfield, MI with a book value of $14.0 million through a joint venture with an operating partner, a portfolio of 14 office buildings in Richmond, VA with a book value of $127.4 million through a separate joint venture with an operating partner, and a 26-story office building in Minneapolis, MN with a book value of $49.3 million through a separate joint venture.

The following chart sets forth a breakdown of our real estate portfolio by geographic location as of March 31, 2014:

Residential real estate.  As of March 31, 2014, we owned 289 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $80.1 million through a joint venture with an operating partner. As of March 31, 2014, the condominium units were 50% rented and occupied. During the three months ended March 31, 2014 and 2013, the Company recorded $1.0 million and $1.5 million, respectively, of rental income from the condominium units. We sold 44 and 19 condominium units during the three months ended March 31, 2014 and 2013, respectively, generating aggregate gains on sale of $6.7 million and $3.7 million, and we intend to sell the remaining units over time.

As of March 31, 2014, we owned 320 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $78.3 million. As of March 31, 2014, the condominium units were 82% rented and occupied. During the three months ended March 31, 2014, the Company recorded $1.5 million of rental income from the condominium units.  We sold four condominium units during the three months ended March 31, 2014, generating aggregate gains on sale of $0.3 million, and we intend to sell the remaining units over time.

Other Investments

Institutional bridge loan partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest and we own the remaining 10% on a pari passu basis as well as act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. As of March 31, 2014, LCRIP I owned $72.6 million of first mortgage bridge loan assets that were financed by $23.1 million of term debt. Debt of LCRIP I is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of March 31, 2014, the book value of our investment in LCRIP I was $5.2 million.

Unconsolidated joint venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced by us, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (the “LLC”). As of March 31, 2014, the LLC owned an office building campus with a carrying value of $72.4 million that is financed by $77.2 million of long-term debt. Debt of the LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of March 31, 2014, the book value of our investment in the LLC was $2.1 million.

Other asset management activities.  As of March 31, 2014, we also managed a separate CMBS investment account for a private investor with total assets of $1.7 million. As of October 2012, we are no longer purchasing any new investments for this account.   However, we will continue to manage the existing investments until their full repayment or other disposition.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of unsecured notes in 2012, the $238.8 million of net proceeds from the issuance of Class A common stock in 2014, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate, including as a member of the FHLB.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.2 billion at March 31, 2014, a $50.0 million credit agreement, and through our FHLB membership. As of March 31, 2014, there was $80.8 million outstanding under the term facilities and no debt outstanding under our credit agreement. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of March 31, 2014, we had total outstanding balances of $290.2 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of March 31, 2014, we had outstanding balances of $331.9 million on these nonrecourse mortgage loans. In addition to the amounts outstanding on our other facilities, we had $933.0 million of borrowings from the FHLB outstanding at March 31, 2014.  We also had a $75.0 million revolving credit facility, with no borrowings outstanding as of March 31, 2014 and had $325.0 million of Notes issued and outstanding as of March 31, 2014. See Note 8 to our combined consolidated financial statements for the three months ended March 31, 2014 included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of March 31, 2014, our debt-to-equity ratio was 1.4:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business outlook

We believe the commercial real estate finance market currently presents substantial opportunities for new origination, as it is characterized by stabilizing property values, a low interest rate environment, and a supply demand imbalance for financing. Over $1.6 trillion of commercial real estate debt is scheduled to mature over the next five years according to Trepp, while at the same time traditional real estate lenders such as banks and insurance companies face significant new capital and regulatory requirements.

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. In 2011, new CMBS issuances totaled $32.7 billion, despite a slowdown in originations of commercial real estate mortgage loans during the second half of the year because of the uncertain economic climate created by the Euro-area crisis. In 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuances totaled $86.1 billion, a 78.1% increase over the same period in 2012. In the first quarter of 2014, new CMBS issuance totaled $20.9 billion.  We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) introduced complex, comprehensive legislation into the financial industry, which will have far reaching effects on the securitization industry and its participants. There is uncertainty as to how, in the coming years, the Dodd-Frank Act may affect us or our competitors. In addition, there can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we may choose to rely on certain exemptions.

Results of operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Overview

Net income attributable to shareholders/unitholders totaled $12.7 million for the three months ended March 31, 2014, compared to $88.0 million for the three months ended March 31, 2013. The $75.5 million decrease in net income attributable to shareholders/unitholders was primarily the result of a decrease in income from the sale of loans, net to $41.3 million in the three months ended March 31, 2014 from $83.0 million in the three months ended March 31, 2013, as well as a net loss from derivative transactions of $26.3 million in March 31, 2014, compared to a net gain from derivative transactions of $2.3 million in the three months ended March 31, 2013.

Core Earnings totaled $57.2 million for the three months ended March 31, 2014, compared to $94.4 million for the three months ended March 31, 2013. The decrease in Core Earnings was also due to the decrease in income from the sale of loans, net discussed in the preceding paragraph. See “—Non-GAAP financial measures” for our definition of Core Earnings and a reconciliation to income before taxes.

Investment and Financing Overview

Investment activity in 2014 has so far focused on loan originations and securities investments. We originated and funded $611.1 million of commercial mortgage loans in the three months ended March 31, 2014. We acquired $201.7 million of new securities, which was offset by $58.3 million of sales and $46.7 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $96.7 million.

Investment activity in 2013 focused on loan originations and real estate investments. We originated and funded $940.3 million in principal value of commercial mortgage loans in the three months ended March 31, 2013. We also invested $23.0 million in real estate. Our securities portfolio continued to amortize over the course of the year. We acquired $85.5 million of new securities, which was not enough to offset $41.6 million of sales and $99.6 million of amortization in the portfolio, which contributed to a net reduction in our securities portfolio of $55.7 million.

The financing climate continued to be favorable in 2014. As discussed in the Overview, in February 2014, we completed an initial public offering of 15.2 million shares of Class A common stock. We also entered into a new $75.0 million revolving credit facility, secured by a pledge of the shares of certain subsidiaries. Proceeds from the revolving credit facility are available to finance our working capital needs and for general corporate purposes.

Net interest income

Interest income totaled $36.8 million for the three months ended March 31, 2014, compared to $31.3 million for the three months ended March 31, 2013. The $5.5 million increase in interest income was primarily attributable to an increase in our average investment in our securities portfolio. For the three months ended March 31, 2014, securities investments averaged $1.7 billion (63.3% of average interest bearing investments) versus an average loan investment balance of $982.2 million. For the three months ended March 31, 2013, securities investments averaged $1.1 billion (54.3% of average interest bearing investments) versus an average loan investment balance of $811.6 million.

Interest expense totaled $14.8 million for the three months ended March 31, 2014, compared to $11.2 million for the three months ended March 31, 2013. The $3.6 million increase in interest expense was primarily attributable to the increase in average debt balance. For the three months ended March 31, 2014, our debt balance averaged $2.1 billion versus an average debt balance of $1.3 billion for the three months ended March 31, 2013, which was partially offset by greater use of FHLB borrowing, a lower cost of funding than repurchase agreements, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013

Net interest income totaled $22.0 million for the three months ended March 31, 2014, compared to $20.1 million for the three months ended March 31, 2013. The $1.9 million increase in net interest income was primarily attributable to the increase in securities investment balances during 2014 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $16.0 million for the three months ended March 31, 2014, compared to $13.4 million for the three months ended March 31, 2013. The $2.6 million increase in cost of funds was primarily attributable to the increase in average debt balance referred to above.

Interest income, net of cost of funds, a non-GAAP measure, totaled $20.8 million for the three months ended March 31, 2014, compared to $17.8 million for the three months ended March 31, 2013. The $3.0 million increase in interest income, net of cost of funds was primarily attributable to the increase in securities investment balances during the three months ended March 31, 2014 compared to the same period a year ago, partially offset by the increase in average debt balance referred to above.

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. We net cost of funds with our interest income as presented on our combined consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Interest expense	$(14,841)	$(11,207)
Net interest expense component of hedging activities (1)	(1,145)	(2,212)
Cost of funds	$(15,986)	$(13,419)

Interest income	$36,822	$31,261
Cost of funds	(15,986)	(13,419)
Interest income, net of cost of funds	$20,836	$17,842

		Three Months Ended March 31,
		2014	2013
		($ in thousands)
(1)	Net interest expense component of hedging activities	$(1,145)	$(2,212)
	Hedging realized result (futures)	1,468	3,514
	Hedging realized result (swaps)	(5,949)	(705)
	Hedging unrecognized result	(20,662)	1,672
	Net result from derivative transactions	$(26,288)	$2,269

Interest spreads

As of March 31, 2014, the weighted average yield on our mortgage loan receivables was 8.73%, compared to 6.82% as of March 31, 2013. As of March 31, 2014, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.70%, compared to 1.25% as of March 31, 2013. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2013 to March 31, 2014 was primarily due to the utilization of the FHLB as a source of a lower proportion of these borrowings and higher cost repurchase agreements as a higher proportion of these borrowings as of March 31, 2014 versus March 31, 2013. As of March 31, 2014, we had outstanding borrowings secured by our mortgage loan receivables equal to 21.9% of the carrying value of our mortgage loan receivables, compared to 18.4% as of March 31, 2013.

As of March 31, 2014, the weighted average yield on our real estate securities was 4.02%, compared to 5.18% as of March 31, 2013 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of March 31, 2014, the weighted average interest rate on borrowings against our real estate securities was 0.77%, compared to 0.90% as of March 31, 2013. The decrease in the interest rate on borrowings against our real estate securities from March 31, 2013 to March 31, 2014 was primarily due to the utilization of the FHLB as a source of a high proportion of these borrowings as of March 31, 2014 versus the utilization of higher cost repurchase agreements as a high proportion of the borrowings as of March 31, 2013. As of March 31, 2014, we had outstanding borrowings secured by our real estate securities equal to 63.0% of the carrying value of our real estate securities, compared to 60.4% as of March 31, 2013.

Our real estate is comprised of non-interest bearing assets. As of March 31, 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.88%, compared to 5.15% as of March 31, 2013. During the twelve month period between March 31, 2013 and March 31, 2014, the carrying value of our real estate portfolio increased from $395.7 million to $603.8 million. The decrease in the interest rate on borrowings secured by our real estate from March 31, 2013 to March 31, 2014 was primarily due to lower prevailing market interest rates on the mortgage debt used to finance real estate investments added since March 31, 2013. As of March 31, 2014, we had outstanding borrowings secured by our real estate equal to 55.0% of the carrying value of our real estate, compared to 38.9% as of March 31, 2013.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended March 31, 2014, compared to a $0.2 million provision for loan losses for the three months ended March 31, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated. As a result, our reserve for loan losses remained unchanged as of March 31, 2014.

Operating lease income

Operating lease income totaled $13.2 million for the three months ended March 31, 2014, compared to $6.5 million for the three months ended March 31, 2013. The increase of $6.7 million was attributable to increased real estate of $603.8 million at March 31, 2014 versus $395.7 million at March 31, 2013.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $41.3 million for the three months ended March 31, 2014, compared to $83.0 million for the three months ended March 31, 2013, a decrease of $41.7 million. In the three months ended March 31, 2014, we participated in two separate securitization transactions, selling 42 loans with an aggregate outstanding principal balance of $772.4 million. In the three months ended March 31, 2013, we participated in two securitization transactions, selling 35 loans with an aggregate outstanding principal balance of $797.2 million.

Income from sales of securitized loans, net, a non-GAAP measure, represents gross proceeds received from the sale of loans into securitization trusts, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the securitization transactions.

We present net results from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Net results from loans sold into securitizations are a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with our income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Below are the results from sales of loans into securitizations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Number of loans	42	35
Face amount of loans sold into securitizations ($ in thousands)	$772,385	$797,207
Number of securitizations	2	2

Income from sale of securitized loans, net ($ in thousands)(1)	$41,310	$82,251
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$(5,949)	$2,164
Net results from loans sold into securitizations ($ in thousands)	$35,361	$84,415

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Income from sale of loans (non-securitized), net	$(7)	$756
Income from sale of securitized loans, net	41,310	82,251
Income from sale of loans, net	$41,303	$83,007

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(20,338)	$106
Hedge gain/(loss) related to loans securitized	(5,949)	2,164
Net results from derivative transactions	$(26,287)	$2,270

Gain (loss) on securities

Gain (loss) on securities totaled $1.8 million for the three months ended March 31, 2014, compared to $2.6 million for the three months ended March 31, 2013, a decrease of $0.8 million. For the three months ended March 31, 2014, we sold $58.3 million of securities, comprised entirely of CMBS. For the three months ended March 31, 2013, we sold $41.6 million of securities, comprised of $18.0 million of CMBS and $23.7 million of U.S. Agency Securities. The decrease reflects higher trading volume and lower profit margins in 2014 as compared to 2013.

Income from sales of real estate, net

For the three months ended March 31, 2014, income from sales of residential real estate properties totaled $6.7 million. During the three months ended March 31, 2014, we sold 44 residential condominium units from Veer Towers in Las Vegas, NV and four residential condominium units from Terrazas River Park Village in Miami, FL, which was acquired in November 2013. For the three months ended March 31, 2013, sales of residential real estate properties totaled $3.7 million. During the three months ended March 31, 2013, we sold 19 residential condominium units from Veer Towers in Las Vegas, NV.

Other income

Operating lease income totaled $13.2 million for the three months ended March 31, 2014, compared to $6.5 million for the three months ended March 31, 2013. The increase of $6.7 million reflects the larger portfolio of real estate in 2014.  For the three months ended March 31, 2014 we received 4.0% of our operating lease income from our largest tenant.

Tenant recoveries totaled $2.0 million for the three months ended March 31, 2014, compared to none for the three months ended March 31, 2013. The increase of $2.0 million reflects the fact that we held only net leased properties and residential condominium units, which do not receive tenant recoveries, for the three months ended March 31, 2013, while our real estate portfolio included other real estate for the three months ended March 31, 2014 which provide tenant recoveries.

Fee income totaled $2.3 million for the three months ended March 31, 2014, compared to $1.4 million for the three months ended March 31, 2013. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $0.9 million increase in fee income year over year was due to an increase in fee generating activity, primarily the increase in loan origination volume.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $26.3 million for the three months ended March 31, 2014, which was comprised of an unrealized loss of $10.5 million and a realized loss of $15.8 million, compared to a gain of $2.3 million which was comprised of an unrealized loss of $3.8 million offset by a realized gain of $6.1 million, for the three months ended March 31, 2013, a negative change of $28.6 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the value of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2014 was primarily related to a decrease in interest rates during the three months ended March 31, 2014, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings from investment in unconsolidated joint ventures

In 2011, we entered into an institutional partnership (“LCRIP I”) for which we use the equity method of accounting. We act as general partner and own a 10% limited partner interest in the institutional partnership. We are entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100,000,000. Our proportionate share of the net income of LCRIP I, as defined in the LCRIP I Partnership agreement, is reflected on our combined consolidated statements of income as earnings from investment in unconsolidated joint ventures.

In 2013, we acquired a 25% limited liability company membership interest for which we use the equity method of accounting. We receive distributions on a pari passu basis with one other financial institution’s equity interest. Our proportionate share of the net income of the limited liability company, as defined in the limited liability company agreement, is reflected on our combined consolidated statements of income as earnings from investment in unconsolidated joint ventures.

Earnings from investment in unconsolidated joint ventures totaled $0.3 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013. The decrease of $0.1 million reflects the lower investment balance in LCRIP I due to the maturity and repayment of a loan.

Unrealized gain (loss) on Agency interest-only securities, net

Unrealized gain (loss) on Agency interest-only securities, net represented a loss of $1.0 million for the three months ended March 31, 2014, compared to a loss of $0.2 million for the three months ended March 31, 2013. The negative change of $0.8 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to a decline in interest rates during the three months ended March 31, 2014 and an increase in interest rates during the three months ended March 31, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $20.3 million for the three months ended March 31, 2014, compared to $19.7 million for the three months ended March 31, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense attributed to increased headcount in 2014 was offset by increased originator bonuses accrued in 2013 related to 2013 profitability.

Operating expenses

Operating expenses totaled $3.0 million for the three months ended March 31, 2014, compared to $2.3 million for the three months ended March 31, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $7.6 million for the three months ended March 31, 2014, compared to $2.9 million for the three months ended March 31, 2013. The increase of $4.7 million in real estate operating expense was primarily related to the fact that we held primarily net leased properties and residential condominium units for the three months ended March 31, 2013, while our real estate portfolio included other real estate purchased through consolidated, majority-owned joint ventures with operating partners for the three months ended March 31, 2014, which provide operating expenses incurred by the consolidated joint ventures.

Fee expense

Fee expense totaled $0.5 million for the three months ended March 31, 2014, compared to $1.4 million for the three months ended March 31, 2013. Fee expense is comprised primarily of real estate acquisition costs. The decrease of $0.9 million in fee expense was primarily related to the decrease in the purchases of real estate from $23.0 million for the three months ended March 31, 2013 to none for the three months ended March 31, 2014.

Depreciation and amortization

Depreciation and amortization totaled $7.4 million for the three months ended March 31, 2014, compared to $3.1 million for the three months ended March 31, 2013. The $4.3 million increase in depreciation and amortization is attributable to increased real estate of $603.8 million at March 31, 2014 versus $395.7 million at March 31, 2013.

Income tax expense

Income tax expense totaled $5.3 million for the three months ended March 31, 2014, compared to $2.1 million for the three months ended March 31, 2013. The increase of $3.2 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to federal, state and local income taxes.  Prior to the IPO and Reorganization Transactions the Company was a Limited Liability Limited Partnership (“LLLP”) subject to the New York City Unincorporated Business Tax only.

Liquidity and Capital Resources

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We require substantial amounts of capital to support our business. The management team, in consultation with our Board of Directors, establishes our overall liquidity and capital allocation strategies. A key objective of those strategies is to support the execution of our business strategy while maintaining sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due. When making funding and capital allocation decisions, members of our senior management consider business performance; the availability of, and costs and benefits associated with, different funding sources; current and expected capital markets and general economic conditions; our balance sheet and capital structure; and our targeted liquidity profile and risks relating to our funding needs.

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, (3) the funding of our operating expenses and (4) distributions to our equity investors to satisfy their income tax obligations related to the portion of our taxable income allocated to each of them. We require short-term liquidity to fund loans that we originate and hold on our combined consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment.

Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under various financing arrangements, (4) principal repayments on investments including mortgage loans and securities, (5) borrowings under our credit agreement, (6) borrowings under our revolving credit facility, (7) proceeds from securitizations and sales of loans, (8) proceeds from the sale of securities, (9) proceeds from the sale of real estate, (10) proceeds from the issuance of Notes, and (11) proceeds from the issuance of equity capital.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indenture governing the Notes (the “Indenture”) and our other debt agreements. Under the Indenture, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indenture) is less than or equal to 4.00 to 1.00, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 2.55 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

Our principal debt financing sources include: (1) committed secured funding provided by banks and an insurance company, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long term nonrecourse mortgage financing, (4) long term senior unsecured notes in the form of corporate bonds and (5) borrowings on both a short and long-term committed basis, made by our wholly-owned subsidiary, Tuebor from the FHLB.

As of March 31, 2014, we had unrestricted cash of $115.5 million, unencumbered loans of $518.9 million, unencumbered securities of $360.1 million and restricted cash of $32.6 million.

Our captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval. The Company established a broker dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and Securities and SEC regulations, which require that dividends may only be made with regulatory approval.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $115.5 million and $78.7 million at March 31, 2014 and December 31, 2013, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $296.4 million during the three months ended March 31, 2014, and were a net provider of cash of $150.3 million for the three months ended March 31, 2013. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2014 and December 31, 2013 are set forth in the table below ($ in thousands):

	As of March 31, 2014	As of December 31, 2013
Committed loan facilities	$80,766	$159,313
Committed securities facility	43,492	88,921
Uncommitted securities facilities	246,713	361,601
Long-term financing	331,937	291,053
Borrowings from the FHLB	933,000	989,000
Senior unsecured notes	325,000	325,000
Total	$1,960,908	$2,214,888

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways, a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x if certain liquidity thresholds are not satisfied. The Company was in compliance with all covenants as of March 31, 2014 and December 31, 2013. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, as outlined in the table below, totaling $1.2 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2014.

We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, and, if the estimated market value of the included collateral declines, have the right to require additional collateral or a full and/or partial repayment of the facilities (margin call), sufficient to rebalance the facilities. Typically, the facilities are established with stated guidelines regarding the maximum percentage of the collateral asset’s market value that can be borrowed. We often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, as outlined in the table below, totaling $300.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Uncommitted securities facilities

We are party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities as outlined in the table below. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration. As we do in the case of other secured borrowings, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Our committed and uncommitted loan and securities repurchase agreement facilities as of March 31, 2014 were as follows:

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at March 31, 2014	Maturity	Options	Collateral	Collateral	Collateral

$300,000,000	$—	$300,000,000		5/18/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$42,193,299	$42,193,299

$250,000,000	$8,959,856	$241,040,144	Between 2.40% and 3.04%	4/10/2016	Two additional 364 day periods at Company’s option	First mortgage commercial real estate loans	$18,694,318	$19,091,939

$450,000,000	$71,804,918	$378,195,082	Between 2.41% and 3.17%	5/26/2017	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$223,612,914	$223,612,914

$150,000,000	$—	$150,000,000		7/24/2014	N/A	First mortgage commercial real estate loans	$—	$—

$1,150,000,000	$80,764,774	$1,069,235,226					$284,500,531	$284,898,152

$300,000,000	$43,492,265	$256,507,735	1.25	4/30/2015	N/A	Investment grade commercial real estate securities	$107,378,953	$107,378,953

$—	$246,713,000	$—		Various	N/A	Investment grade commercial real estate securities	$294,409,237	$294,409,237

$1,450,000,000	$370,970,039	$1,325,742,961					$686,288,721	$686,686,342

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter:

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			TALF
		Average	Maximum		Average	Maximum		Average	Maximum
	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any
Quarter Ended	balance	balance	month-end	balance	balance	month-end	balance	balance	month-end
	($ in thousands)
March 31, 2010	$1,825,036	$1,592,175	$1,825,036	$692,461	$595,271	$692,461	$1,132,575	$996,904	$1,132,575
June 30, 2010	1,838,315	1,910,808	1,950,581	722,434	786,647	824,663	1,115,881	1,124,161	1,130,684
September 30, 2010	1,875,616	1,866,576	1,877,228	900,028	859,795	900,028	975,587	1,006,781	1,049,779
December 31, 2010	1,824,066	1,819,249	1,824,650	1,685,710	1,370,115	1,685,710	138,356	449,134	967,341
March 31, 2011	1,733,745	1,770,001	1,917,583	1,595,388	1,631,645	1,779,227	138,356	138,356	138,356
June 30, 2011	1,986,274	2,002,600	2,104,626	1,901,806	1,889,419	1,987,906	84,468	113,181	138,356
September 30, 2011	1,773,005	1,846,206	2,017,311	1,730,846	1,775,841	1,932,844	42,159	70,365	84,468
December 31, 2011	1,597,077	1,804,540	1,929,282	1,597,077	1,790,487	1,887,260	—	14,053	42,159
March 31, 2012	1,551,245	1,634,731	1,692,270	1,551,245	1,634,731	1,692,270	—	—	—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—

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

The Company raised $238.8 million of additional capital, after expenses, through our IPO during 2014.  The proceeds were primarily used to reduce outstanding collateralized borrowings under repurchase agreements.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding under this facility.

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The New Revolving Credit Facility will be available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The New Revolving Credit Facility will have a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the New Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

The obligations under the New Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The New Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions under the New Revolving Credit Facility. In addition, under the New Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. Our ability to borrow under the New Revolving Credit Facility will be dependent on, among other things, the LCFH’s compliance with the financial covenants. The New Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

Long-term financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the three months ended March 31, 2014, we executed no term debt agreements to finance real estate.  During the three months ended March 31, 2013, we executed 7 term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at 4.25% to 6.75% and matures in 2022 and 2023. The carrying value of these long-term nonrecourse mortgages include net unamortized premiums and discounts, representing proceeds received upon financing greater or less than the contractual amounts due under the agreements. The premiums and discounts are being amortized over the remaining life of the respective debt instruments using the effective interest method. Long-term financing totaled $331.9 million and $291.1 million at March 31, 2014 and December 31, 2013, respectively.

FHLB financing

On July 11, 2012, our wholly-owned subsidiary, Tuebor, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. As of March 31, 2014, Tuebor had $933.0 million of borrowings outstanding (with an additional $472.0 million of committed term financing available to us from the FHLB), with terms of overnight to 7 years, interest rates of 0.28% to 2.40%, and advance rates of 57% to 95% of the collateral. Collateral for the borrowings was comprised of $988.5 million of CMBS and U.S. Agency Securities and $187.9 million of mortgage loan receivables. As of December 31, 2013, Tuebor had $989.0 million of borrowings outstanding (with an additional $416.0 million of committed term financing available to us from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral. Collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $276.7 million of mortgage loan receivables. Tuebor is subject to state regulations which require that dividends (including dividends to us as its parent company) may only be made with regulatory approval.

Senior unsecured notes

On September 14, 2012, LCFH issued $325,000,000 in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “Notes”).  The Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The Notes are unsecured and are subject to incurrence-based covenants, including limitations, subject to certain identified exceptions, on the incurrence of additional debt if our leverage ratio would exceed 4.00 to 1.00, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

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

LCFH issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis.  Ladder Capital Finance Corporation is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Ladder Capital Corp has a 51.0% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members, as of March 31, 2014. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the operating partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of real estate securities provided net cash of $46.7 million for the three months ended March 31, 2014 and $99.6 million for the three months ended March 31, 2013.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. We also sell certain balance sheet loans to LCRIP I. Proceeds from sales of mortgage loans provided net cash of $783.8 million for the three months ended March 31, 2014 and $947.1 million for the three months ended March 31, 2013.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $58.3 million for the three months ended March 31, 2014 and $41.6 million for the three months ended March 31, 2013.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties leased to single tenants under long-term leases as well as a 13 story office building and a portfolio of office buildings. From time to time we may sell these properties. For the three months ended March 31, 2014 and 2013, there were no sales of these properties.

We own, through a majority-owned joint venture with an operating partner, a portfolio of unsold residential condominium units at Veer Towers in Las Vegas, NV, some of which are subject to residential leases. We intend to sell these properties over time. For the three months ended March 31, 2014, proceeds from the sale of 44 of these units provided net cash of $18.9 million. There were no sales of such units during the three months ended March 31, 2013.

We own residential condominium units at Terrazas River Park Village in Miami, FL. During the three months ended March 31, 2014, the Company recorded $1.5 million of rental income from the condominium units.  We sold four condominium units during the three months ended March 31, 2014, generating aggregate gains on sale of $0.3 million, and we intend to sell the remaining units over time.

Proceeds from the issuance of equity

For the three months ended March 31, 2014, we realized net proceeds of $238.8 million in connection with the issuance of our Class A common stock.  There were no proceeds realized for the issuance of equity for the three months ended March 31, 2013. We may issue additional equity in the future.

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

Contractual Obligations

Contractual obligations as of March 31, 2014 were as follows ($ in thousands):

	Contractual Obligations as of March 31, 2014
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$622,713	$451,257	$210,000	$331,937	$1,615,907
Interest payable(1)	61,273	118,169	87,984	112,088	379,514
Other funding obligations	96,275	—	—	—	96,275
Operating lease obligations	1,336	2,507	2,361	3,640	9,844
Senior unsecured notes	—	—	325,000	—	325,000
Unused facility fees	—	—	—	—	—
Total	$781,597	$571,933	$625,345	$447,665	$2,426,540

(1)                                 For borrowings with variable interest rates, we used the rates in effect as of March 31, 2014 to determine the future interest payment obligations.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.

Off-balance sheet arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2014, our off-balance sheet arrangements consisted of $66.0 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $62.4 million to provide additional first mortgage loan financing and $3.6 million to provide additional mezzanine loan financing. As of December 31, 2013, our off-balance sheet arrangements consisted of $71.5 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65.3 million to provide additional first mortgage loan financing and $6.2 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Combined Consolidated Balance Sheets and are not reflected on our Combined Consolidated Balance Sheets.

Critical accounting policies

Our critical accounting policies reflecting management’s estimates and judgments are described in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its combined consolidated financial statements or footnote disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013. This guidance will be effective for the Company beginning January 1, 2014. The Company anticipates that the adoption of this standard will not have a material impact on its combined consolidated financial statements or footnote disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under this guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company adopted this guidance during the quarter ended March 31, 2014.

Reconciliation of non-GAAP financial measures

We present Core Earnings, which is a non-GAAP measure, as a supplemental measure of our performance. We define Core Earnings as income before taxes adjusted to exclude (i) net (income) loss attributable to noncontrolling interests in our consolidated joint ventures, (ii) real estate depreciation and amortization, (iii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period, (iv) unrealized gains/(losses) related to our investments in Agency interest-only securities, (v) the premium (discount) on long-term financing, and the related amortization of premium (discount) on long-term financing, (vi) non-cash stock-based compensation and (vii) certain one-time items. As discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” We exclude the results on the hedges from Core Earnings until the related asset is sold, and the hedge position is considered “closed.” As more fully discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and derivatives which we use to hedge asset values.

Set forth below is an unaudited reconciliation of income before taxes to Core Earnings:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Income before taxes	$23,690	$90,118
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	192	(27)
Real estate depreciation and amortization (1)	7,290	2,987
Adjustments for unrecognized derivative results (2)	20,662	(1,672)
Unrealized (gain) loss on agency IO securities, net	1,034	250
Premium (discount) on long-term financing, net of amortization thereon	1,191	2,035
Non-cash stock-based compensation	3,141	662
Core Earnings	$57,200	$94,353

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
(1) Depreciation - real estate	$7,290	$2,987
Depreciation - fixed assets	137	137
Depreciation	$7,427	$3,124

(2) Hedging interest expense	$(1,144)	$(2,212)
Hedging realized result (futures)	1,468	3,515
Hedging realized result (swaps)	(5,949)	(705)
Hedging unrecognized result	(20,662)	1,672
Net results from derivative transactions	$(26,287)	$2,270

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

Because of these limitations, Core Earnings should not be considered in isolation or as a substitute for net income attributable to shareholders or as an alternative to cash flow as a measure of our liquidity or any other performance measures calculated in accordance with GAAP.

In the future we may incur gains and losses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Core Earnings should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present net result from loans sold into securitizations, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Net result from loans sold into securitizations is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Set forth below is an unaudited reconciliation of income from sale of securitized loans, net to income from sale of loans, net as reported in our combined consolidated financial statements included herein and an unaudited reconciliation of hedge gain/(loss) relating to loans securitized to net results from derivative transactions as reported in our combined consolidated financial statements included herein:

	Three Months Ended March 31,
	2014	2013

Number of loans	42	35
Face amount of loans sold into securitizations ($ in thousands)	$772,385	$797,207
Number of securitizations	2	2

Income from sale of securitized loans, net ($ in thousands)(1)	$41,310	$82,251
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$(5,949)	$2,164
Net results from loans sold into securitizations ($ in thousands)	$35,361	$84,415

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Income from sale of loans (non-securitized), net	$(7)	$756
Income from sale of securitized loans, net	41,310	82,251
Income from sale of loans, net	$41,303	$83,007

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(20,338)	$106
Hedge gain/(loss) related to loans securitized	(5,949)	2,164
Net results from derivative transactions	$(26,287)	$2,270

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. We net cost of funds with our interest income as presented on our combined consolidated statements of income to arrive at interest income, net of cost of funds, which we believe represents a more comprehensive measure of our net interest results.

Set forth below is an unaudited reconciliation of interest expense to cost of funds:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Interest expense	$(14,841)	$(11,207)
Net interest expense component of hedging activities (1)	(1,145)	(2,212)
Cost of funds	$(15,986)	$(13,419)

Interest income	$36,822	$31,261
Cost of funds	(15,986)	(13,419)
Interest income, net of cost of funds	$20,836	$17,842

We present net revenues, which is a non-GAAP measure, as a supplemental measure of the Company’s performance, excluding operating expenses. We define net revenues as net interest income after provision for loan losses and total other income, which are both disclosed on the Company’s combined consolidated statements of income. We present interest income on investments, net and income from sales of loans, net as a percent of net revenues to determine the impact of the net interest from our investments and the securitization activity on our net revenues.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
(1) Net interest expense component of hedging activities	$(1,144)	$(2,212)
Hedging realized result (futures)	1,468	3,514
Hedging realized result (swaps)	(5,949)	(705)
Hedging unrecognized result	(20,662)	1,672
Net result from derivative transactions	$(26,287)	$2,269

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s interest income stream from loans and securities is generally fixed over the life of its assets, whereas it uses floating-rate debt to finance a significant portion of its investments. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate swap and futures agreements. Interest rate swap and futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than two years, including newly originated conduit first mortgage loans, securities in the Company’s CMBS portfolio if long enough in duration, and most of its U.S. Agency Securities portfolio.

The following table summarizes the change in net income for a 12-month period commencing March 31, 2014 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2014, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(4503)	$34,885
Increase by 1.00%	5,733	(34,656)

Market Value Risk

The Company’s securities investments are reflected at their estimated fair value. The change in estimated fair value of securities available-for- sale is reflected in accumulated other comprehensive income. The change in estimated fair value of Agency interest-only securities is recorded in current period earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the market value of the Company’s assets may be adversely impacted. The Company’s fixed rate mortgage loan portfolio is subject to the same risks. However, to the extent those loans are classified as held for sale, they are reflected at the lower of cost or market. Otherwise, held for investment mortgage loans are reflected at values equal to the unpaid principal balances net of certain fees, costs and loan loss allowances.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval. The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with the FINRA and SEC which require that dividends may only be made with regulatory approval.

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its investments. The Company seeks to manage credit risk by performing deep credit fundamental analyses of potential assets and through ongoing asset management. The Company’s investment guidelines do not limit the amount of its equity that may be invested in any type of its assets; however, investments greater than a certain size are subject to approval by the Risk and Underwriting Committee of the Board of Directors.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. For the three months ended March 31, 2014, the Company believes it was in compliance with all covenants.

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

Concentrations of Market Risk

Concentrations of market risk may exist with respect to the Company’s investments. Market risk is a potential loss the Company may incur as a result of change in the fair values of its investments. The Company may also be subject to risk associated with concentrations of investments in geographic regions and industries.

Regulatory Risk

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all broker-dealer entities are subject. The Company established registered investment advisor subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC (the “Advisers”). The Advisers are required to be compliant with SEC requirements on an ongoing basis and are subject to multiple operating and reporting requirements that all registered investment advisers are subject to. In addition, Tuebor is subject to state regulation as a captive insurance company. If LCS, the Advisers or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of, and with the participation of, management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II - Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2014 to the risk factors in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Brian Harris pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a — 14(a)/15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of March 31, 2014, (ii) the Combined Consolidated Statements of Income for the three months ended March 31, 2014, (iii) the Combined Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the three months ended March 31, 2014, (v) the Combined Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and (vi) the Notes to the Combined Consolidated Financial Statements.

*

The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or Annual Report for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL CORP
(Registrant)

Date: May 12, 2014	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 12, 2014	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer