Form 10-Q
period 2014-06-30
Ladder Capital Corp
filed 2014-08-06
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Class A Common Stock, $0.001 par value	50,597,205
Class B Common Stock, no par value	48,532,489

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2014

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

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company and its primary asset is a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH”). Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to LCFH (or “Predecessor”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its combined consolidated subsidiaries.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The combined consolidated financial statements of Ladder Capital Corp and Predecessor and the notes related to the foregoing combined consolidated financial statements are included in this Item 1.

Ladder Capital Corp and Predecessor

Combined Consolidated Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$84,966,296	$78,742,257
Cash collateral held by broker	37,995,922	28,520,788
Mortgage loan receivables held for investment, net, at amortized cost	1,026,118,013	539,078,182
Mortgage loan receivables held for sale	103,718,508	440,489,789
Real estate securities, available-for-sale:
Investment grade commercial mortgage backed securities	1,239,296,993	1,164,936,448
GN construction securities	20,277,121	13,006,860
GN permanent securities	99,917,460	113,216,186
Interest-only securities	474,996,698	366,086,700
Real estate held for sale	19,028,992	—
Real estate, net	542,147,792	624,219,015
Investments in unconsolidated joint ventures	5,836,776	9,262,762
FHLB stock	57,240,000	49,450,000
Derivative instruments	196,009	8,244,355
Due from brokers	33,435,077	1,503
Accrued interest receivable	18,448,989	14,971,167
Other assets	60,463,345	38,837,255
Total assets	$3,824,083,991	$3,489,063,267
Liabilities and Capital
Liabilities
Repurchase agreements	$685,693,352	$609,834,793
Long-term financing	314,554,965	291,053,406
Borrowings from the FHLB	903,000,000	989,000,000
Senior unsecured notes	325,000,000	325,000,000
Due to brokers	16,865,739	—
Derivative instruments	15,732,862	7,031,033
Accrued expenses	72,013,194	64,400,382
Other liabilities	24,069,898	17,509,888
Total liabilities	2,356,930,010	2,303,829,502
Commitments and contingencies
Equity (capital)
Series A preferred units	—	825,985,422
Series B preferred units	—	290,846,531
Common units	—	59,565,278
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 50,597,205 shares issued and outstanding	50,597	—
Class B common stock, no par value, 100,000,000 shares authorized; 48,533,473 shares issued and outstanding	—	—
Additional paid-in capital	720,322,279	—
Retained earnings	25,157,129	—
Accumulated other comprehensive income/(loss)	5,024,250	—
Total shareholders’ equity (partners’ capital)	750,554,255	1,176,397,231
Noncontrolling interest in operating partnership	709,126,369	—
Noncontrolling interest in consolidated joint ventures	7,473,357	8,836,534
Total equity (capital)	1,467,153,981	1,185,233,765

Total liabilities and equity (capital)	$3,824,083,991	$3,489,063,267

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net interest income
Interest income	$45,112,289	$30,167,774	$81,934,414	$61,429,106
Interest expense	16,751,627	11,941,719	31,592,925	23,148,915
Net interest income	28,360,662	18,226,055	50,341,489	38,280,191

Provision for loan losses	150,000	150,000	300,000	300,000
Net interest income after provision for loan losses	28,210,662	18,076,055	50,041,489	37,980,191

Other income
Operating lease income	12,803,327	8,906,286	26,016,701	15,390,326
Tenant recoveries	2,142,214	—	4,222,377	—
Sale of loans, net	45,418,742	35,813,760	86,721,407	118,821,222
Gain on securities	5,376,206	3,311,422	7,185,021	5,876,315
Sale of real estate, net	9,060,194	3,665,173	15,753,101	7,362,721
Fee income	2,191,847	2,164,377	4,500,719	3,602,878
Net result from derivative transactions	(25,273,324)	20,679,027	(51,559,990)	22,948,736
Earnings from investment in unconsolidated joint ventures	987,385	595,371	1,335,560	989,351
Unrealized gain (loss) on Agency interest-only securities, net	2,782,051	(4,788,943)	1,747,905	(5,038,843)
Total other income	55,488,642	70,346,473	95,922,801	169,952,706
Costs and expenses
Salaries and employee benefits	26,483,185	13,881,840	46,486,198	33,593,393
Operating expenses	3,663,819	2,736,255	6,705,120	5,009,124
Real estate operating expenses	7,379,677	3,544,717	14,981,536	6,425,142
Fee expense	713,570	3,788,808	1,215,086	5,193,012
Depreciation and amortization	7,017,736	3,075,606	14,444,994	6,199,189
Total costs and expenses	45,257,987	27,027,226	83,832,934	56,419,860
Income before taxes	38,441,317	61,395,302	62,131,356	151,513,037
Income tax expense	8,198,624	1,615,757	13,487,841	3,683,520
Net income	30,242,693	59,779,545	48,643,515	147,829,517
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(46,409)	354,274	145,111	327,030
Net (income) loss attributable to predecessor unitholders	—	$60,133,819	12,628,031	$148,156,547
Net (income) loss attributable to noncontrolling interest in operating partnership	(17,691,496)		(36,259,528)
Net income attributable to Class A common shareholders	$12,504,788		$25,157,129

Earnings per share:
Basic	$0.26		$0.51
Diluted	$0.22		$0.46

Weighted average shares outstanding:
Basic	48,909,692		48,909,692
Diluted	97,617,710		97,714,070

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$30,242,693	$59,779,545	$48,643,515	$147,829,517

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	22,118,417	(11,942,940)	37,722,320	(10,955,184)
Reclassification adjustment for (gains) losses included in net income (2)	(5,699,736)	(3,311,422)	(7,508,551)	(5,876,315)

Total other comprehensive income (loss)	16,418,681	(15,254,362)	30,213,769	(16,831,499)

Comprehensive income	46,661,374	44,525,183	78,857,284	130,998,018
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(46,409)	354,274	145,111	327,030
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$46,614,965	$44,879,457	$79,002,395	$131,325,048
Comprehensive (income) loss attributable to predecessor unitholders	—		(4,379,909)
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(27,446,074)		(44,441,058)
Comprehensive income attributable to Class A common shareholders	$19,168,891		$30,181,428

(1) Amounts are net of provision for (benefit from) income taxes of $4,923,857 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $5,229,808 and $0 for the six months ended June 30, 2014 and 2013, respectively.

(2) Amounts are net of provision for (benefit from) income taxes of ($1,248,607) and $0 for the three months ended June 30, 2014 and 2013, respectively, and ($1,248,607) and $0 for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Changes in Equity/Capital

(unaudited)

	Predecessor’s Partners’ Capital				Shareholders’ Equity
											Accumulated
											Other	Noncontrolling Interests		Total Stockholders’
	Series A	Series B	Common		Class A Common Stock		Class B Common Stock		Additional Paid-	Retained	Comprehensive	Operating	Consolidated	Equity/Partners
	Preferred Units	Preferred Units	Units	LP Units	Shares	Par	Shares	Par	in-Capital	Earnings	Income	Partnership	Joint Ventures	Capital

Balance, December 31, 2012	$781,100,600	$272,215,202	$44,372,247	$—	—	$—	—	$—	$—	$—	$—	$—	$582,166	$1,098,270,215
Contributions	—	1,800,000	—	—	—	—	—	—	—	—	—	—	9,845,654	11,645,654
Distributions	(58,092,429)	(18,333,605)	(19,016,182)	—	—	—	—	—	—	—	—	—	(493,136)	(95,935,352)
Equity based compensation	—	2,428,078	453,369	—	—	—	—	—	—	—	—	—	—	2,881,447
Net income (loss)	115,349,646	36,670,087	37,811,503	—	—	—	—	—	—	—	—	—	(1,098,150)	188,733,086
Other comprehensive income	(12,372,395)	(3,933,231)	(4,055,659)	—	—	—	—	—	—	—	—	—	—	(20,361,285)
Balance, December 31, 2013	$825,985,422	$290,846,531	$59,565,278	$—	—	$—	—	$—	$—	$—	$—	$—	$8,836,534	$1,185,233,765
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	(368,983)	—	—	—	—	—	—	—	—	—	(40,441,513)	(1,218,066)	(42,028,562)
Equity based compensation	—	290,171	—	—	—	—	—	—	125,425	—	—	6,136,856	—	6,552,452
Issuance of common stock (IPO)	—	—	—	—	16,925,013	16,925	—	—	259,020,575	—	—	—	—	259,037,500
Shares acquired to satisfy minimum required federal and state tax witholding on vesting restricted stock	—	—	—	—	—	—	(3,941)	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(20,498,458)	—	—	—	—	(20,498,458)
Reorganization transactions	(828,576,853)	(291,680,215)	(60,441,260)	1,180,698,328	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,601,646)	33,672,192	33,672	—	—	483,567,974	—	—	—	—	—
Exchange of noncontrolling interest for common stock	—	—	—	(697,096,682)	—	—	48,537,414	—	—	—	—	697,096,682	—	—
Net income (loss)	(7,471,541)	(2,630,884)	(2,525,606)	—	—	—	—	—	—	25,157,129	—	36,259,528	(145,111)	48,643,515
Other comprehensive income	10,062,972	3,543,380	3,401,588	—	—	—	—	—	—	—	5,024,299	8,181,530	—	30,213,769
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	(1,893,237)	—	(49)	1,893,286	—	—
Balance, June 30, 2014	—	—	—	—	50,597,205	50,597	48,533,473	—	720,322,279	25,157,129	5,024,250	709,126,369	7,473,357	1,467,153,981

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$48,643,515	$147,829,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,444,994	6,199,189
Unrealized (gain) loss on derivative instruments	16,784,639	(20,178,151)
Unrealized (gain) loss on Agency interest-only securities, net	(1,747,905)	5,038,843
Provision for loan losses	300,000	300,000
Amortization of equity based compensation	6,552,452	1,569,962
Amortization of deferred financing costs included in interest expense	2,625,355	1,820,122
Amortization of (premium) discount on long-term debt	(305,846)	(262,573)
Amortization of above- and below-market lease intangibles	345,235	—
Accretion/amortization of discount, premium and other fees on loans and securities	37,206,089	24,605,139
Realized gain on sale of mortgage loan receivables	(86,721,407)	(118,821,222)
Realized gain on real estate securities	(7,185,021)	(5,876,315)
Realized gain on sale of real estate	(15,753,101)	(7,362,721)
Origination of mortgage loan receivables held for sale	(1,291,509,649)	(1,213,546,008)
Repayment of mortgage loan receivables held for sale	781,837	4,767,867
Proceeds from sales of mortgage loan receivables held for sale	1,727,178,351	1,381,912,189
Accrued interest receivable	(3,477,822)	2,226,653
Earnings on investment in unconsolidated joint ventures	(1,335,560)	(989,351)
Distributions of return on capital from investment in unconsolidated joint ventures	1,604,181	2,988,807
Changes in operating assets and liabilities:
Due to brokers	16,865,739	—
Due from brokers	(33,433,574)	(1,431,523)
Other assets	(27,884,077)	(9,310,495)
Accrued expenses and other liabilities	11,727,463	33,937,974
Net cash provided by (used in) operating activities	415,705,888	235,417,903
Cash flows used in investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(8,004,098)	(25,850,397)
Purchase of derivative instruments	(7,125)	(20,000)
Purchases of real estate securities	(527,611,888)	(113,439,927)
Repayment of real estate securities	122,764,169	210,159,099
Proceeds from sales of real estate securities	229,914,265	98,964,627
Purchase of FHLB stock	(7,790,000)	(15,800,000)
Origination and purchases of mortgage loan receivables held for investment	(575,326,984)	(179,021,609)
Repayment of mortgage loan receivables held for investment	78,642,485	164,521,316
Reduction (addition) of cash collateral held by broker	(1,471,036)	41,876,366
Addition of deposits received for loan originations	2,418,020	6,322,863
Security deposits included in other assets	1,659,787	—
Capital contributions to investment in unconsolidated joint ventures	—	(3,725,552)
Distributions of return of capital from investment in unconsolidated joint ventures	3,157,365	4,150,211
Purchases of real estate and capital improvements	(622,886)	(157,996,522)
Proceeds from sale of real estate	64,901,840	18,086,325
Net cash provided by (used in) investing activities	(617,376,086)	48,226,800
Cash flows from financing activities:
Deferred financing costs	(2,282,207)	3,533,380
Repayment of repurchase agreements	(4,585,180,010)	(3,061,960,487)
Proceeds from repurchase agreements	4,661,038,569	2,523,021,309
Repayment of borrowings under credit agreements	—	(30,000,000)
Proceeds from borrowings under credit agreements	—	30,000,000
Proceeds from long-term financing	41,083,035	65,170,439
Repayment of long-term financing	(17,275,630)	(32,924)
Proceeds from FHLB borrowings	2,731,000,000	2,414,000,000
Repayments of FHLB borrowings	(2,817,000,000)	(2,178,000,000)
Partners’ capital contributions	—	1,800,000
Partners’ capital distributions	(368,983)	(58,900,697)
Capital contributed by a noncontrolling interest	—	8,437,262
Capital distributed by a noncontrolling interest	(41,659,579)	(7,813)
Issuance of common stock	259,037,500	—
Common stock offering costs	(20,498,458)	—
Net cash provided by (used in) financing activities	207,894,237	(282,939,531)
Net increase (decrease) in cash	6,224,039	705,172
Cash and cash equivalents at beginning of period	78,742,257	45,178,565
Cash and cash equivalents at end of period	$84,966,296	$45,883,737
Supplemental information:
Cash paid for interest	$29,266,388	$22,763,174
Cash paid for income taxes	$11,417,069	$5,828,477

Supplemental disclosure of non-cash investing activities:
Transfer from mortgage loan receivables held for investment, at amortized cost to mortgage loan receivable held for sale	$12,000,000	$8,320,273
Transfer from real estate, net to real estate held for sale	$19,028,992	$—
Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$483,567,974	$—
Exchange of noncontrolling interest for common stock	$697,096,682	$—
Change in other comprehensive income related to change in current and deferred tax provision	$3,981,201	$—
Rebalancing of ownership percentage between Company and Operating Partnership	$1,893,286	$—

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Notes to Combined Consolidated Financial Statements

(unaudited)

1.                            ORGANIZATION AND OPERATIONS

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted an initial public offering of common stock (the “IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued LP Units from LCFH.  In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries through its ability to appoint the LCFH board.  The proceeds received by LCFH in connection with the sale of newly issued LP Units have and will be used for loan origination, real estate businesses and for general corporate purposes.

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

The IPO resulted in the issuance by Ladder Capital Corp of 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option, and net proceeds to Ladder Capital Corp of approximately $238.5 million (after deducting fees and expenses associated with the IPO). In addition, in connection with the IPO, the Company granted 1,687,513 shares of restricted Class A common stock to members of management, certain directors and certain employees.

Pursuant to the Amended and Restated LLLP Agreement, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) will have the right to exchange their LP Units for shares of Ladder Capital Corp’s Class A common stock on a one-for-one basis.

As a result of the transactions described above:

•                  Ladder Capital Corp became the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Accordingly, Ladder Capital Corp has a 51.0% economic interest in LCFH, and Ladder Capital Corp has a majority voting interest and controls the management of LCFH. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners to the extent the book value of their interest in LCFH is greater than zero;

•                  50,597,205 shares of Ladder Capital Corp’s Class A common stock were outstanding (comprised of 15,237,500 shares issued to the investors in the IPO, 33,672,192 shares issued to the Exchanging Existing Owners and 1,687,513 shares issued to certain directors, officers, and employees in connection with the IPO), and 48,537,414 shares of Ladder Capital Corp’s Class B common stock were outstanding.  Class B common stock has no economic interest but rather voting interest in the Company. With respect to LCFH, 99,134,619 LP Units of LCFH were outstanding, of which 50,597,205 LP Units were held by Ladder Capital Corp and its subsidiaries and 48,537,414 units were held by the Continuing LCFH Limited Partners; and

•                  LP Units are exchangeable on a one-for-one basis for shares of Ladder Capital Corp Class A common stock. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock will be required to be cancelled. LCFH LP units and Ladder Capital Corp Class B common stock cannot be legally separated.  However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the cancelled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units are exchanged.

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

Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. As of June 30, 2014, the Company does not have investments in VIEs.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2014, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in the Company’s shareholders’ equity by $2.2 million as of June 30, 2014.

Revision of Previously Issued Financial Statements

During the Company’s reporting process for the quarter ended September 30, 2013, the Company identified and corrected an error that impacted the financial statements as of and for the six months ended June 30, 2013.  At that time, in accordance with accounting guidance found in ASC Topic 250 - Accounting Changes and Error Corrections (“ASC 250”), the Company concluded that the error in accounting was not material to the financial statements to any previous reporting period when taken as a whole, both on a quantitative and qualitative basis.  However, the Company elected to revise its previously issued financial statements to properly reflect the impact of the error in such financial statements.  Following is a summary of the error identified and corrected:

The Company identified and corrected an error in the manner in which it accounted for the sale of loans into a securitization that had been originated to a consolidated affiliate (“Intercompany Loans”). Specifically, the Company historically incorrectly accounted for the sale of Intercompany Loans as a transfer of financial assets under ASC Topic 860 - Transfers and Servicing of Financial Assets (“ASC 860”), rather than as origination of debt. The effect of the correction is the reclassification of a portion of net proceeds from sale of loans, net to a component of long-term financing, with the resulting premium on long-term financing amortized over the life of the loan as a reduction of interest expense, and accordingly impacts the combined consolidated statements of income, cash flows, comprehensive income, and segment reporting included in Note 18. Net income was decreased by $2.4 million for the six months ended June 30, 2013, with a corresponding increase to long-term financing.

The effects of the revision are summarized in the following tables:

Consolidated Statements of Income

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised

Interest expense	$23,411,488	(262,573)	$23,148,915
Net interest income	38,017,618	262,573	38,280,191
Net interest income after provision for loan losses	37,717,618	262,573	37,980,191
Sale of loans, net	121,444,307	(2,623,085)	118,821,222
Total other income	172,575,791	(2,623,085)	169,952,706
Income before taxes	153,873,549	(2,360,512)	151,513,037
Net Income	150,190,029	(2,360,512)	147,829,517
Net income attributable to preferred and common unit holders	150,517,059	(2,360,512)	148,156,547

Consolidated Statements of Comprehensive Income

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised

Net Income	$150,190,029	$(2,360,512)	$147,829,517
Comprehensive Income	133,358,530	(2,360,512)	130,998,018
Comprehensive income attributable to preferred and common unit holders	133,685,560	(2,360,512)	131,325,048

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised
Net Income	$150,190,029	$(2,360,512)	$147,829,517
Amortization of (premium) discount on long-term debt	—	(262,573)	(262,573)
Realized gain on sale of mortgage loan receivables	(121,444,307)	2,623,085	(118,821,222)
Proceeds from sales of mortgage loan receivables held for sale	1,384,535,274	(2,623,085)	1,381,912,189
Net cash provided by (used in) operating activities	244,363,851	(2,623,085)	241,740,766
Proceeds from long-term financing	62,547,354	2,623,085	65,170,439
Net cash provided by (used in) financing activities	(285,562,616)	2,623,085	(282,939,531)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. In particular, the estimates used in the pricing process for real estate securities and the process for determining effective yield for purposes of recognition of interest income and determining other than temporary impairment are inherently subjective and imprecise. Actual results could differ from those estimates.

Cash Collateral Held by Broker

The Company maintains accounts with brokers to facilitate financial derivative and repurchase agreement transactions in support of its loan and securities investments and risk management activities. Based on the value of the positions in these accounts and the associated margin requirements, the Company may be required to deposit additional cash into these broker accounts.  The cash collateral held by broker is considered restricted cash.

Mortgage Loans Receivable Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.  The Company may sell mortgage loans receivable held for investment to an unaffiliated third party or LCRIP I, as described in Note 7.  Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value less cost to sell on the combined consolidated balance sheets.

The Company evaluates each loan classified as a mortgage loan receivable held for investment for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if recovery of the Company’s investment is expected solely from the collateral. The Company estimates its loan loss provision based on its historical loss experience and expectation of losses inherent in the investment portfolio but not yet realized. Since inception, the Company has had no events of impairment on any of the loans it has originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable.

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of June 30, 2014 and December 31, 2013. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

The Company classifies investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable.

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), the results of operations and the related gain or loss on sale of properties that have been sold are not reflected as real estate held for sale or presented in discontinued operations in the consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year.  Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowner’s association.

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

The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 9, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities are based on the best information available.

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

The value of in-place leases is amortized to expense over the initial terms of the respective leases, including any probable renewal periods, which range primarily from four to 25 years. The value of customer relationship intangibles is amortized to expense over the initial terms and any presumed renewal periods to be exercised in the respective leases, but in no event do the amortization periods for intangible assets exceed the remaining depreciable lives of the buildings. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

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

Impairment of Held for Use Property

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s properties classified as held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Real Estate Held for Sale

In accordance with accounting guidance found in ASC Topic 360 - Property, Plant, and Equipment (“ASC 360”), when assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, an impairment charge will be recorded in the combined consolidated statements of income.

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

Sales of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Valuation Hierarchy

In accordance with the authoritative guidance on fair value measurements and disclosures under ASC 820, Fair Value Measurement, the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on the temporary differences between financial reporting and tax bases of assets and liabilities.  The Company’s operations were historically organized as a limited liability limited partnership which elected to be treated as a partnership for income tax purposes.  Accordingly, the Company’s income was not subject to U.S. federal income taxes.  Taxes related to income earned by this entity represented obligations of the individual partners and were not reflected in the combined consolidated financial statements.  Instead, income taxes shown on the Company’s historical consolidated financial statements were attributable to the New York City Unincorporated Business Tax.  After the Company’s IPO, the income from operations attributable to the Company is taxed at the prevailing federal, state and local and foreign income tax rates.  Income from operations of LCFH remains taxable to its limited partners.

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as a component of general and administrative expense on its combined consolidated statements of income. For the three and six months ended June 30, 2014 and 2013, the Company did not have any interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial condition or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

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

3.                            CAPITALIZED OFFERING COSTS

As described in Note 1, the Company completed an IPO of its Class A Common Stock on February 11, 2014. Costs directly attributable to the Company’s IPO of $20,498,458 were capitalized and charged against the proceeds of the IPO once completed.

4.                            MORTGAGE LOAN RECEIVABLES

June 30, 2014

				Weighted	Remaining
	Outstanding	Carrying		Average	Maturity
	Face Amount	Value		Yield (2)	(years)

Mortgage loan receivables held for investment, at amortized cost	$1,040,581,058	$1,026,118,013	(1)	8.00%	2.15
Mortgage loan receivables held for sale	103,718,508	103,718,508		4.88%	8.99
Total	$1,144,299,566	$1,129,836,521

December 31, 2013

				Weighted	Remaining
	Outstanding	Carrying		Average	Maturity
	Face Amount	Value		Yield (2)	(years)

Mortgage loan receivables held for investment, at amortized cost	$549,573,788	$539,078,182	(1)	9.76%	2.14
Mortgage loan receivables held for sale	440,774,789	440,489,789		5.47%	9.62
Total	$990,348,577	$978,967,971

(1)         The carrying amount of loan receivables held for investment are presented net of provision for loan losses of $2,800,000 and $2,500,000 at June 30, 2014 and December 31, 2013, respectively.

(2)         June 30, 2014 yields are used to calculate weighted average yield for floating rate loans.

The following table summarizes mortgage loan receivables by loan type:

	June 30, 2014		December 31, 2013
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount	Value
Mortgage loan receivables held for sale
First mortgage loan	$103,718,508	$103,718,508	$440,774,789	$440,489,789
Total mortgage loan receivables held for sale	103,718,508	103,718,508	440,774,789	440,489,789

Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	925,540,706	914,675,965	420,672,555	413,564,066
Mezzanine loan	115,040,352	114,242,048	128,901,233	128,014,116
Total mortgage loan receivables held for investment, at amortized cost	1,040,581,058	1,028,918,013	549,573,788	541,578,182

Provision for loan losses	—	2,800,000	—	2,500,000
Total	$1,144,299,566	$1,129,836,521	$990,348,577	$979,567,971

For the six months ended June 30, 2014 and 2013, the activity in our loan portfolio was as follows:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	179,021,609	1,213,546,008
Repayment of mortgage loan receivables	(164,521,316)	(4,767,867)
Proceeds from sales of mortgage loan receivables	—	(1,381,912,189)
Realized gain on sale of mortgage loan receivables	—	118,821,222
Transfer between held for investment and held for sale	(8,320,273)	8,320,273
Accretion/amortization of discount, premium and other fees	1,755,403	—
Loan loss provision	(300,000)	—
Balance June 30, 2013	$333,953,973	$577,340,067

Balance December 31, 2013	$539,078,182	$440,489,789
Origination of mortgage loan receivables	575,326,984	1,291,509,649
Repayment of mortgage loan receivables	(78,642,485)	(781,837)
Proceeds from sales of mortgage loan receivables	—	(1,727,178,351)
Realized gain on sale of mortgage loan receivables	—	86,721,407
Transfer between held for investment and held for sale	(12,000,000)	12,000,000
Accretion/amortization of discount, premium and other fees	2,655,332	957,851
Loan loss provision	(300,000)	—
Balance June 30, 2014	$1,026,118,013	$103,718,508

During the three and six months ended June 30, 2014 and 2013, the transfers of financial assets via sales of loans have been treated as sales by us under ASC 860.

The Company evaluates each of its loans for potential losses at least quarterly.  Its loans are typically collateralized by real estate directly or indirectly.  As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower.  Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties.  In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located.  Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired. However, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below.   Historically, the Company has not incurred losses on any originated loans.  At June 30, 2014 and December 31, 2013, there was $4,100,655 and $4,273,890, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  At June 30, 2014 and December 31, 2013, there was one loan on non-accrual status with an amortized cost of $4,620,000 included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Provision for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Provision for loan losses at beginning of period	$2,650,000	$2,050,000	$2,500,000	$1,900,000
Provision for loan losses	150,000	150,000	300,000	300,000
Charge-offs	—	—	—	—
Provision for loan losses at end of period	$2,800,000	$2,200,000	$2,800,000	$2,200,000

5.                            REAL ESTATE SECURITIES

CMBS, CMBS interest-only, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Agency interest-only securities, consisting of GNMA and FHLMC securities, are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2014 and December 31, 2013 ($ in thousands):

June 30, 2014

								Weighted Average
											Remaining
	Outstanding		Amortized Cost	Gross Unrealized			# of				Duration
Asset Type	Face Amount		Basis	Gains	Losses	Carrying Value	Securities	Rating (2)	Coupon %	Yield %	(years)

CMBS	$1,199,855		$1,204,777	$34,654	$(134)	$1,239,297	102	AAA	3.92%	3.51%	4.60
CMBS interest-only	7,435,884	(1)	368,593	10,178	(66)	378,705	35	AAA	1.07%	4.12%	3.34
GNMA interest-only	1,714,071	(1)	90,460	2,694	(4,256)	88,898	37	AA+	1.09%	5.07%	4.35
FHLMC interest-only	217,926	(1)	7,137	257	—	7,394	2	AA+	0.95%	5.33%	1.91
GN construction securities	20,193		20,737	83	(543)	20,277	6	AA+	3.97%	3.51%	6.68
GN permanent securities	95,868		97,761	2,158	(2)	99,917	14	AA+	5.48%	4.35%	3.70
Total	$10,683,797		$1,789,465	$50,024	$(5,001)	$1,834,488

December 31, 2013

								Weighted Average
											Remaining
	Outstanding		Amortized Cost	Gross Unrealized			# of				Duration
Asset Type	Face Amount		Basis	Gains	Losses	Carrying Value	Securities	Rating (2)	Coupon %	Yield %	(years)

CMBS	$1,160,741		$1,156,230	$13,853	$(5,147)	$1,164,936	101	AAA	4.24%	4.08%	4.88
CMBS interest-only	5,702,862	(1)	256,869	2,204	(1,015)	258,058	21	AAA	1.00%	4.19%	3.38
GNMA interest-only	1,848,270	(1)	103,136	1,630	(4,889)	99,877	36	AA+	1.12%	5.32%	2.12
FHLMC interest-only	219,677	(1)	7,904	248	—	8,152	2	AA+	0.95%	5.21%	3.04
GN construction securities	12,858		13,261	36	(290)	13,007	8	AA+	4.11%	3.49%	6.57
GN permanent securities	108,310		110,724	2,492	—	113,216	14	AAA	5.53%	4.64%	3.27
Total	$9,052,718		$1,648,124	$20,463	$(11,341)	$1,657,246

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

The following is a breakdown of the fair value of the Company’s securities by remaining maturity based upon expected cash flows at June 30, 2014 and December 31, 2013 ($ in thousands):

June 30, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$238,165	$310,843	$690,289	$—	$1,239,297
CMBS interest-only	3,700	375,005	—	—	378,705
GNMA interest-only	1,318	72,748	14,832	—	88,898
FHLMC interest-only	—	7,394	—	—	7,394
GN construction securities	—	3,100	17,177	—	20,277
GN permanent securities	3,186	66,905	29,826	—	99,917
Total	$246,369	$835,995	$752,124	$—	$1,834,488

December 31, 2013

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$175,042	$390,116	$599,778	$—	$1,164,936
CMBS interest-only	7,482	250,576	—	—	258,058
GNMA interest-only	371	94,001	5,505	—	99,877
FHLMC interest-only	—	8,152	—	—	8,152
GN construction securities	—	3,280	9,727	—	13,007
GN permanent securities	62,605	15,080	28,841	6,690	113,216
Total	$245,500	$761,205	$643,851	$6,690	$1,657,246

There were $1,572,136 unrealized losses on securities recorded as other than temporary impairments for the three and six months ended June 30, 2014 included in gain on securities in the combined consolidated statements of income. There were no unrealized losses on securities recorded as other than temporary impairments for the three and six months ended June 30, 2013.

6.                            REAL ESTATE, NET

Acquisitions

During the three and six months ended June 30, 2014, there were no acquisitions of properties.

During the six months ended June 30, 2013, the Company acquired the following properties:

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

•                                          A portfolio of 14 office buildings in Richmond, VA for $135,000,000 ($15,904,485 land, $99,374,779 building, $19,720,736 intangibles), through a consolidated, majority-owned joint venture. At June 7, 2013, the date of acquisition, the portfolio of office building was 97.6% leased and 96.6% occupied.

Sales

The Company sold the following properties during the six months ended June 30, 2014:

•                  One single-tenant retail property, subject to long-term net lease obligations, for a total of $8,426,444, resulting in a net gain on sale of $1,683,107.

•                  One office building in Richmond, VA, subject to long-term lease obligations, for a total of $16,793,524, resulting in a net gain on sale of $1,151,299.

•                  75 residential condominium units in Veer Towers which were sold for $35,394,183, resulting in a net gain on sale of $12,081,446.

•                  16 residential condominium units in Terrazas River Park Village which were sold for $4,287,689, resulting in a net gain on sale of $837,249.

During the six months ended June 30, 2013, 43 condominium units in Veer Towers were sold for $18,086,325, resulting in a gain on sale of $7,362,721.

Real Estate Held for Sale

During the six months ended June 30, 2014, the Company entered into Purchase Sale Agreements (“PSA”) to sell four single-tenant retail properties, subject to long-term net lease obligations.  The Company expects the sale of these properties to occur on or before December 31, 2014 and has designated these properties as real estate available for sale in the statements of financial condition.  The real estate held for sale, recorded at carrying value, is $19,028,992, as of June 30, 2014.

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the properties sold/classified as real estate held for sale in the six months ended June 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold/classified as held for sale during the six months ended June 30, 2014 for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating lease income	$921,475	$857,203	$1,971,541	$1,647,399
Tenant recoveries	303,485	79,671	555,293	79,671
Depreciation and amortization	(808,194)	(210,809)	(1,621,814)	(357,106)
Income from properties sold/held for sale	$416,766	$726,065	$905,020	$1,369,964

The following table summarizes income from the properties sold for sale during the six months ended June 30, 2013 for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Operating lease income	$415,872	$967,008
Tenant recoveries	—	—
Depreciation and amortization	(64,511)	(64,511)
Income from properties sold/held for sale	$351,361	$902,497

The following unaudited pro forma information has been prepared based upon our historical consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma consolidated financial information reflects the acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2013. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations.

	Three Months ended June 30, 2013			Six Months ended June 30, 2013
	Company		Consolidated	Company		Consolidated
	Historical	Acquisitions	Pro Forma	Historical	Acquisitions	Pro Forma
Operating lease income	$8,906,286	$2,248,579	$11,154,865	$15,390,326	$5,969,290	$21,359,616
Net income	59,779,545	(594,602)	59,184,943	147,829,517	(1,071,155)	146,758,362
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	354,274	59,460	413,734	327,030	109,461	436,491
Net income attributable to preferred and common unit holders	60,133,819	(535,142)	59,598,677	148,156,547	(961,694)	147,194,853

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) exclude transaction costs associated with the properties acquired.

The following table presents additional detail related to our real estate portfolio:

	June 30, 2014	December 31, 2013

Land	$5,867,327	$—
Building	10,884,388	—
In-place leases and other intangibles	3,264,444	—
Real estate	20,016,159	—
Less: Accumulated depreciation and amortization	(987,167)	—
Real estate held for sale	$19,028,992	$—

	June 30, 2014	December 31, 2013

Land	$82,530,229	$91,609,368
Building	420,367,228	474,301,322
In-place leases and other intangibles	76,105,744	83,909,105
Real estate	579,003,201	649,819,795
Less: Accumulated depreciation and amortization	(36,855,409)	(25,600,780)
Real estate, net	$542,147,792	$624,219,015

The following table presents depreciation and amortization expense on real estate recorded by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Depreciation expense (1)	$4,472,197	$2,362,804	$9,314,283	$4,751,675
Amortization expense	2,408,711	575,975	4,856,860	1,173,860
Total real estate deprecation and amortization expense	$6,880,908	$2,938,779	$14,171,143	$5,925,535

(1)         Depreciation expense on the combined consolidated statements of income also includes $136,827 and $136,827 of depreciation on corporate fixed assets for the three months ended June 30, 2014 and 2013, respectively, and $273,850 and $273,654 of depreciation on corporate fixed assets for the six months ended June 30, 2014 and 2013, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable/unfavorable leases compared to market leases and other intangibles.  At June 30, 2014, gross intangible assets totaled $79,370,188 with total accumulated amortization of $14,517,121, resulting in net intangible assets of $64,853,067, including $4,706,797 of unamortized favorable/unfavorable lease intangibles.  At December 31, 2013, gross intangible assets totaled $83,909,105 with total accumulated amortization of $9,675,249, resulting in net intangible assets of $74,233,856. For the three and six months ended June 30, 2014, the Company recorded an offset against rental revenues of $190,479 and $345,235, respectively, for favorable/unfavorable leases, compared to $111,017 and $191,337 for the three and six months ended June 30, 2013, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of June 30, 2014:

Period ended December 31,	Amount
2014 (last 6 months)	$4,729,204
2015	9,458,408
2016	9,873,122
2017	3,884,036
2018	3,884,036
Thereafter	28,317,464
Total	$60,146,270

The following is a schedule of contractual future minimum rent under leases from tenants at June 30, 2014:

Period ended December 31,	Amount
2014 (last 6 months)	$24,976,642
2015	41,472,929
2016	34,803,587
2017	31,423,170
2018	28,695,964
Thereafter	281,945,089
Total	$443,317,381

7.                            INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2014, the Company had an aggregate investment of $5,836,776 in its equity method joint ventures with unaffiliated third parties.

As of June 30, 2014, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights as well as kick-out rights.

As of June 30, 2014, the Company owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”) which it received in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Total assets	$124,600,972	$190,415,719
Total liabilities	86,333,402	112,808,701
Partners’/members’ capital	$38,267,570	$77,607,018

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2014 and December 31, 2013:

Entity	June 30, 2014	December 31, 2013

Ladder Capital Realty Income Partnership I LP	$3,693,878	$7,119,864
Grace Lake JV, LLC	2,142,898	2,142,898
Company’s investment in unconsolidated joint ventures	$5,836,776	$9,262,762

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenues	$6,869,366	$10,091,894	$13,981,978	$19,986,771
Total expenses	1,962,745	2,652,773	$4,553,792	5,730,803
Net income	$4,906,621	$7,439,121	$9,428,186	$14,255,968

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2014	2013	2014	2013

Ladder Capital Realty Income Partnership I LP	$762,385	$445,371	$885,560	$839,351
Grace Lake JV, LLC	225,000	150,000	450,000	150,000
Earnings from investment in unconsolidated joint ventures	$987,385	$595,371	$1,335,560	$989,351

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership agreement, the Company was engaged as the Manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100,000,000. During the three months ended June 30, 2014 and 2013, the Company recorded $94,084 and $226,381, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income. During the six months ended June 30, 2014 and 2013, the Company recorded $228,544 and $468,861, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the six months ended June 30, 2014, there were no sales of loans to LCRIP I. During the six months ended June 30, 2013, the Company sold one loan to LCRIP I for aggregate proceeds of $17,200,000, which exceeded its carrying value by $139,901, and is included in sale of loans, net on the combined consolidated statements of operations.  The Company has deferred 10% of the gain on sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition.  During the three and six months ended June 30, 2014 and 2013, the return thresholds were met on certain assets that have been fully realized.

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

8.   FINANCING

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities.  The Company has entered into four committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,150,000,000 of credit capacity.  Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties.  The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300,000,000. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of June 30, 2014 and December 31, 2013.

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

On April 29, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to temporarily increase financing capacity on its facility from $300,000,000 to $450,000,000 to enable the financing of one of its assets.  The increase in capacity has since terminated in accordance with its terms.

On June 17, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to modify the maximum advance rate available on all classes of assets.

On June 30, 2014, the Company amended its master repurchase agreement with a major U.S. insurance company to finance loans the Company originates to extend the maturity date of the facility to December 31, 2014.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities.  The borrowings under these agreements have typical advance rates between 65% and 95% of the collateral.

June 30, 2014

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at June 30, 2014	Maturity	Options	Collateral	Collateral	Collateral

					Two additional
					twelve month	First mortgage
					periods at	commercial real
$300,000,000	$78,015,745	$221,984,255	2.65%	5/18/2015	Company’s option	estate loans	$167,341,438	$167,341,438

					Two additional
					364 day	First mortgage
			Between 2.40%		periods at	commercial real
$250,000,000	$25,160,900	$224,839,100	and 3.04%	4/10/2016	Company’s option	estate loans	$42,951,660	$44,116,726

					Two additional
					twelve month	First mortgage
			Between 3.15%		periods at	commercial real
$450,000,000	$75,793,707	$374,206,293	and 3.17%	5/26/2017	Company’s option	estate loans	$221,895,900	$221,895,900

						First mortgage
						commercial real
$150,000,000	$—	$150,000,000		12/31/2014	N/A	estate loans	$—	$—

$1,150,000,000	$178,970,352	$971,029,648					$432,188,998	$433,354,064

						Investment grade
						commercial real
$300,000,000	$20,000,000	$280,000,000	1.25%	4/30/2015	N/A	estate securities	$98,173,451	$98,173,451

						Investment grade
			Between 0.45%			commercial real
$—	$486,723,000	$—	and 1.65%	Various	N/A	estate securities	$574,037,233	$574,037,233

$1,450,000,000	$685,693,352	$1,251,029,648					$1,104,399,682	$1,105,564,748

December 31, 2013

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at December 31, 2013	Maturity	Options	Collateral	Collateral	Collateral

					Two additional
					twelve month	First mortgage
			Between 2.42%		periods at	commercial real
$300,000,000	$22,749,015	$277,250,985	and 2.67%	5/18/2015	Company’s option	estate loans	$46,084,620	$46,483,618

					Two additional
					364 day	First mortgage
			Between 2.42%		periods at	commercial real
$250,000,000	$28,407,500	$221,592,500	and 3.04%	4/10/2014	Company’s option	estate loans	$41,428,429	$41,518,063

					Two additional
					twelve month	First mortgage
			Between 2.41%		periods at	commercial real
$450,000,000	$60,423,328	$389,576,672	and 3.18%	5/26/2015	Company’s option	estate loans	$132,160,677	$132,673,364

						First mortgage
			Between 2.66%			commercial real
$300,000,000	$47,732,500	$252,267,500	and 2.67%	1/24/2014	N/A	estate loans	$65,350,000	$65,813,055

$1,300,000,000	$159,312,343	$1,140,687,657					$285,023,726	$286,488,100

						Investment grade
			Between 1.26%			commercial real
$600,000,000	$88,921,450	$511,078,550	and 1.27%	4/30/2015	N/A	estate securities	$110,400,378	$110,400,378

						Investment grade
			Between 0.42%			commercial real
$—	$361,601,000	$—	and 1.67%	1/17/2014	N/A	estate securities	$440,721,692	$440,721,692

$1,900,000,000	$609,834,793	$1,651,766,207					$836,145,796	$837,610,170

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50,000,000 credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2015, with an additional one year extension available. As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding under the Company’s Credit Agreement.   The Company’s Credit Agreement includes covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of June 30, 2014 and December 31, 2013.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “ Revolving Credit Facility”). The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

The Revolving Credit Facility is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, under the Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. Our ability to borrow under the Revolving Credit Facility is dependent on, among other things, LCFH’s compliance with the financial covenants. The Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

As of June 30, 2014, there were no borrowings outstanding under the Revolving Credit Facility.

Long-Term Financing

During the six months ended June 30, 2014, the Company executed one term debt agreement to finance properties in its real estate portfolio.  During the six months ended June 30, 2013, the Company executed seven term debt agreements to finance such real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022 and 2023 and totaling $314,554,965 at June 30, 2014 and $291,053,406 at December 31, 2013.  These long-term nonrecourse mortgages include net unamortized premiums of $4,834,668 and $3,807,479 at June 30, 2014 and December 31, 2013, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  The Company recorded $305,846 and $262,573 of premium amortization, which decreased interest expense, for the six months ended June 30, 2014 and June 30, 2013, respectively. The loans are collateralized by real estate, net of $417,242,482 and $401,262,302 as of June 30, 2014 and December 31, 2013, respectively.

Borrowings from the FHLB

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”), a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB.  As of June 30, 2014, Tuebor had $903,000,000 of borrowings outstanding (with an additional $358,947,717 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.32% to 2.40%, and advance rates of 46% to 95% of the collateral.  Collateral for the borrowings was comprised of $939,490,612 of CMBS and U.S. Agency Securities and $226,692,106 of first mortgage commercial real estate loans.  On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.  As of December 31, 2013, Tuebor had $989,000,000 of borrowings outstanding (with an additional $416,000,000 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral.  Collateral for the borrowings was comprised of $1,013,640,649 of CMBS and U.S. Agency Securities and $276,722,665 of first mortgage commercial real estate loans.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $240.7 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2014.

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

LCFH issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis.  Ladder Capital Finance Corporation is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2014, Ladder Capital Corp has a 51.0% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the operating partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Period ending December 31,	Borrowings by Maturity

2014 (last 6 months)	$683,723,000
2015	393,209,452
2016	246,760,900
2017	520,000,000
2018	25,000,000
Thereafter	359,554,965
Total	$2,228,248,317

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2014 and December 31, 2013 are as follows ($ in thousands):

June 30, 2014

					Weighted Average
	Outstanding	Amortized		Fair Value	Yield	Remaining
	Face Amount	Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$1,199,855	$1,204,777	$1,239,297	Internal model, third-party inputs	3.51%	4.60
CMBS interest-only(1)	7,435,884	368,593	378,705	Internal model, third-party inputs	4.12%	3.34
GNMA interest-only(1)	1,714,071	90,460	88,898	Internal model, third-party inputs	5.07%	4.35
FHLMC interest-only(1)	217,926	7,137	7,394	Internal model, third-party inputs	5.33%	1.91
GN construction securities(1)	20,193	20,737	20,277	Internal model, third-party inputs	3.51%	6.68
GN permanent securities(1)	95,868	97,761	99,917	Internal model, third-party inputs	4.35%	3.70
Mortgage loan receivable held for investment, at amortized cost	1,040,581	1,026,118	1,028,918	Discounted Cash Flow(3)	8.00%	2.15
Mortgage loan receivable held for sale	103,719	103,719	109,651	Discounted Cash Flow(4)	4.88%	8.99
FHLB stock(5)	57,240	57,240	57,240	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	81,272	N/A	196	Counterparty quotations	N/A	5.94

Liabilities:
Repurchase agreements - short-term	677,932	677,932	677,932	Discounted Cash Flow(2)	1.30%	0.28
Repurchase agreements - long-term	7,761	7,761	7,761	Discounted Cash Flow(2)	2.57%	1.78
Long-term financing	309,720	314,555	313,623	Discounted Cash Flow(2)	4.90%	8.32
Borrowings from the FHLB	903,000	903,000	902,812	Discounted Cash Flow(2)	0.67%	1.77
Senior unsecured notes	325,000	325,000	350,188	Broker quotations, pricing services	7.38%	3.25
Nonhedge derivatives(1)(6)	859,400	N/A	15,733	Counterparty quotations	N/A	2.15

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

(7)         Represents notional outstanding balance of underlying collateral.

December 31, 2013

					Weighted Average
	Outstanding	Amortized		Fair Value	Yield	Remaining
	Face Amount	Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$1,160,741	$1,156,230	$1,164,936	Broker quotations, pricing services	4.08%	4.88
CMBS interest-only(1)	5,702,862	259,061	258,058	Broker quotations, pricing services	4.19%	3.38
GNMA interest-only(1)	1,848,270	103,136	99,877	Broker quotations, pricing services	5.32%	2.12
FHLMC interest-only(1)	219,677	7,904	8,152	Broker quotations, pricing services	5.21%	3.04
GN construction securities(1)	12,858	13,261	13,007	Broker quotations, pricing services	3.49%	6.57
GN permanent securities(1)	108,310	110,724	113,216	Broker quotations, pricing services	4.64%	3.27
Mortgage loan receivable held for investment, at amortized cost	549,574	539,078	541,578	Discounted Cash Flow(3)	9.76%	2.14
Mortgage loan receivable held for sale	440,775	440,490	455,804	Discounted Cash Flow(4)	5.47%	9.62
FHLB stock(5)	49,450	49,450	49,450	(5)	3.50%	N/A
Nonhedge derivatives(1)(6)	808,700	N/A	8,244	Counterparty quotations	N/A	0.50

Liabilities:
Repurchase agreements - short-term	409,334	409,334	409,334	Discounted Cash Flow(2)	1.46%	0.04
Repurchase agreements - long-term	200,501	200,501	200,501	Discounted Cash Flow(2)	2.13%	1.49
Long-term financing	287,246	291,053	278,129	Discounted Cash Flow(2)	4.84%	8.70
Borrowings from the FHLB	989,000	989,000	987,896	Discounted Cash Flow(2)	0.57%	1.60
Senior unsecured notes	325,000	325,000	341,250	Broker quotations, pricing services	7.38%	3.75
Nonhedge derivatives(1)(6)	154,500	N/A	7,031	Counterparty quotations	N/A	4.55

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2014 and December 31, 2013 ($ in thousands):

June 30, 2014

	Outstanding Face		Fair Value
	Amount		Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,199,855		$—	$1,239,297	$—	$1,239,297
CMBS interest-only(1)	7,435,884	(2)	—	378,705	—	378,705
GNMA interest-only(1)	1,714,071	(2)	—	88,898	—	88,898
FHLMC interest-only(1)	217,926	(2)	—	7,394	—	7,394
GN construction securities(1)	20,193		—	20,277	—	20,277
GN permanent securities(1)	95,868		—	99,917	—	99,917
Mortgage loan receivable held for investment	1,040,581		—	—	1,028,918	1,028,918
Mortgage loan receivable held for sale	103,719		—	—	109,651	109,651
FHLB stock	57,240		—	—	57,240	57,240
Nonhedge derivatives(1)	81,272		—	196	—	196
Liabilities:
Repurchase agreements - short-term	677,932		—	677,932	—	677,932
Repurchase agreements - long-term	7,761		—	7,761	—	7,761
Long-term financing	309,720		—	—	313,623	313,623
Borrowings from the FHLB	903,000		—	—	902,812	902,812
Senior unsecured notes	325,000		—	350,188	—	350,188
Nonhedge derivatives(1)	859,400		—	15,733	—	15,733

December 31, 2013

	Outstanding Face		Fair Value
	Amount		Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,160,741		$—	$1,164,936	$—	$1,164,936
CMBS interest-only(1)	5,702,862	(2)	—	258,058	—	258,058
GNMA interest-only(1)	1,848,270	(2)	—	99,877	—	99,877
FHLMC interest-only(1)	219,677	(2)	—	8,152	—	8,152
GN construction securities(1)	12,858		—	13,007	—	13,007
GN permanent securities(1)	108,310		—	113,216	—	113,216
Mortgage loan receivable held for investment	549,574		—	—	541,578	541,578
Mortgage loan receivable held for sale	440,775		—	—	455,804	455,804
FHLB stock	49,450		—	—	49,450	49,450
Nonhedge derivatives(1)	808,700		—	8,244	—	8,244
Liabilities:
Repurchase agreements - short-term	409,334		—	409,334	—	409,334
Repurchase agreements - long-term	200,501		—	200,501	—	200,501
Long-term financing	287,246		—	—	278,129	278,129
Borrowings from the FHLB	989,000		—	—	987,896	987,896
Senior unsecured notes	325,000		—	341,250	—	341,250
Nonhedge derivatives(1)	154,500		—	7,031	—	7,031

(1) Measured at fair value on a recurring basis.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(2) Represents notional outstanding balance of underlying collateral.

10.                     DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of June 30, 2014 and December 31, 2013:

June 30, 2014

				Remaining
		Fair Value		Maturity
Contract Type	Notional	Asset(1)	Liability(1)	(years)

Caps
1MO LIB	$71,250,000	$85	$—	0.92
Futures
5-years U.S. T-Note	$151,200,000	$—	$671,719	0.25
10-year U.S. T-Note	553,700,000	—	7,170,434	0.25
Total futures	704,900,000	—	7,842,153
Swaps
3MO LIB	121,000,000	—	7,163,971	4.02
Credit Derivatives
CMBX	10,000,000	148,310	—	7.74
CDX	33,500,000	—	726,738	4.48
S&P 500 PUT OPTION 3/4/14	1,900	14,378	—	0.22
SPX VOLATILITY INDEX CALL 11/19/14	20,000	33,236	—	0.39
Total credit derivatives	43,521,900	195,924	726,738
Total derivatives	$940,671,900	$196,009	$15,732,862

December 31, 2013

				Remaining
		Fair Value		Maturity
Contract Type	Notional	Asset(1)	Liability(1)	(years)

Caps
1MO LIB	$71,250,000	$—	$—	0.14
Futures
5-years U.S. T-Note	$45,000,000	$402,719	$—	0.25
10-year U.S. T-Note	753,700,000	7,589,466	—	0.25
Total futures	798,700,000	7,992,185	—
Swaps
3MO LIB	121,000,000	—	6,420,495	4.51
Credit Derivatives
CMBX	10,000,000	252,170	—	8.38
CDX	33,500,000	—	610,538	4.97
Total credit derivatives	43,500,000	252,170	610,538
Total derivatives	$1,034,450,000	$8,244,355	$7,031,033

(1)         Included in derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Contract Type

Caps	$85	$(7,125)	$(7,040)	$85	$(7,125)	$(7,040)
Futures	(5,462,311)	(18,090,064)	(23,552,375)	(15,833,365)	(32,871,471)	(48,704,836)
Swaps	(561,124)	(801,783)	(1,362,907)	(740,444)	(1,601,921)	(2,342,365)
Credit Derivatives	(253,555)	(97,447)	(351,002)	(210,915)	(294,834)	(505,749)
Total	$(6,276,905)	$(18,996,419)	$(25,273,324)	$(16,784,639)	$(34,775,351)	$(51,559,990)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Contract Type

Caps	$(717)	$—	$(717)	$102	$—	$102
Futures	18,020,544	(759,515)	17,261,029	11,001,463	8,014,801	19,016,264
Swaps	6,819,824	(2,779,955)	4,039,869	10,243,147	(4,126,903)	6,116,244
Credit Derivatives	(666,693)	45,539	(621,154)	(897,710)	(1,286,164)	(2,183,874)
Total	$24,172,958	$(3,493,931)	$20,679,027	$20,347,002	$2,601,734	$22,948,736

The Company’s counterparties held $29,963,211 and $21,959,114 of cash margin as collateral for derivatives as of June 30, 2014 and December 31, 2013, respectively, which is included in cash collateral held by brokers in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of June 30, 2014 and December 31, 2013, the Company was in compliance with these requirements and not in default on its indebtedness.  As of June 30, 2014 and December 31, 2013, there was $1,230,402 and $919,315 of cash collateral held by the derivative counterparties for these derivatives, respectively.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11.                     OFFSETTING ASSETS AND LIABILITIES

The following table presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of June 30, 2014

Offsetting of Financial Assets and Derivative Assets

		Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$196,009	$—	$196,009	$—	$—	$196,009
Total	$196,009	$—	$196,009	$—	$—	$196,009

As of June 30, 2014

Offsetting of Financial Liabilities and Derivative Liabilities

			Net amounts of	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	liabilities presented in the balance sheet	Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount

Derivatives	$15,732,862	$—	$15,732,862	$—	$15,732,862	$—
Repurchase agreements	685,693,352	—	685,693,352	685,693,352	—	—
Total	$701,426,214	$—	$701,426,214	$685,693,352	$15,732,862	$—

(1) Included in cash collateral held by broker on consolidated balance sheets.

As of December 31, 2013

Offsetting of Financial Assets and Derivative Assets

		Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$8,244,355	$—	$8,244,355	$—	$—	$8,244,355
Total	$8,244,355	$—	$8,244,355	$—	$—	$8,244,355

As of December 31, 2013

Offsetting of Financial Liabilities and Derivative Liabilities

			Net amounts of	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	liabilities presented in the balance sheet	Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount

Derivatives	$7,031,033	$—	$7,031,033	$—	$7,031,033	$—
Repurchase agreements	609,834,793	—	609,834,793	609,834,793	—	—
Total	$616,865,826	$—	$616,865,826	$609,834,793	$7,031,033	$—

(1) Included in cash collateral held by broker on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2014 and December 31, 2013 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

12.              EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014 consists of the following:

(In thousands except share amounts)	For the Three Months Ended June 30, 2014	For the Period February 11, 2014 through June 30, 2014
Basic Net income available for Class A common stockholders	$12,505	$25,157
Diluted Net income available for Class A common stockholders	$21,951	$45,249
Weighted average shares outstanding
Basic	48,909,692	48,909,692
Diluted	97,617,710	97,714,070

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014 are described and presented below.

Basic Net Income per Share

Numerator-utilizes net income available for Class A common shareholders for the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively.

Denominator-utilizes the weighted average shares of Class A common stock for the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively.

Diluted Net Income per Share

Numerator-utilizes net income available for Class A common shareholders for the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the operating partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add back.

Denominator-utilizes the weighted average number of shares of Class A common stock for the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to operating partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended June 30, 2014	For the Period February 11, 2014 through June 30, 2014
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$12,505	$25,157
Denominator:
Weighted average number of shares of Class A common stock outstanding	48,909,692	48,909,692
Basic net income per share of Class A common stock	$0.26	$0.51
Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$12,505	$25,157
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income	17,691	36,260
Additional corporate tax	(8,246)	(16,168)
Diluted net income attributable to Class A common shareholders	$21,951	$45,249
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	48,909,692	48,909,692
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	48,534,459	48,535,268
Incremental shares of unvested Class A restricted stock	173,559	269,110
Diluted weighted average number of shares of Class A common stock outstanding	97,617,710	97,714,070
Diluted net income per share of Class A common stock	$0.22	$0.46

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income per share.

13.                     CAPITAL STRUCTURE AND ACCOUNTS

A description of the IPO and the Reorganization Transactions is included in Note 1- Organization and Operations.

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

Exchange for Class A Common Stock

Pursuant to the Amended and Restated LLLP Agreement, the Continuing LCFH Limited Partners may from time to time, beginning 181 days after February 11, 2014 (subject to the conditions therein), exchange an equal number of LP Units and Class B common stock for shares of Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

Predecessor Capital Structure

The capital structure discussed below is reflective of LCFH’s structure as it existed at February 11, 2014, immediately prior to the Reorganization Transactions.  Immediately following the Reorganization Transactions, with the exception of the discussions regarding quarterly tax distributions, the provisions set forth below no longer apply.

Pursuant to LCFH’s Amended and Restated LLLP Agreement, the LCFH’s general partner has delegated all management powers to the Company’s Board of Directors, who, pursuant to the Amended and Restated LLLP Agreement, are appointed by certain significant investors and the Chief Executive Officer (“CEO”) of the Company.

Cash Distributions to Partners

Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company’s Board of Directors.  All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the Amended and Restated LLLP Agreement.

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

Changes in Accumulated Other Comprehensive Income

Unrealized gain (loss) on real estate securities, available for sale

December 31, 2013	$12,133,807
Other comprehensive income of predecessor	18,605,177
Amounts reclassified from accumulated other comprehensive income of predecessor(1)	(1,597,237)
February 10, 2014	29,141,747
Less: Accumulated other comprehensive income of predecessor	(29,141,747)
February 11, 2014	—
Other comprehensive income before reclassifications (2)	19,117,143
Amounts reclassified from accumulated other comprehensive income(1)	(5,911,314)
Net current-period other comprehensive income	13,205,829
Net current-period other comprehensive income attributable to noncontrolling interest in operating partnership	8,181,530
Net current-period other comprehensive income attributable to Class A common shareholders	$5,024,299

(1)         Amount of change reflects change in unrealized (gains)/losses related to investments in real estate securities, net of reclassification adjustments, and is included in gain on securities on the combined consolidated statements of income.

(2)         Excludes provision for income taxes of $3,981,201 for the six months ended June 30, 2014.

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

The Company has estimated the fair value of such units granted based, in part, on the price to book value ratios of comparable companies, which is approved by the Board of Directors.  Other key inputs are based on management’s prior experience, current market conditions and projected conditions of the commercial real estate industry.  All units issued under the 2008 Plan are amortized over the units’ vesting periods and charged against income and were converted to LP Units of LCFH in connection with the IPO.  Post-IPO incentive-based compensation is governed by the 2014 Omnibus Incentive Plan discussed below.

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

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27,489,109 which represents 1,619,865 shares of restricted Class A common stock. Fifty percent of each restricted stock award granted in connection with the offering is subject to time-based vesting criteria, and the remaining fifty percent of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees will vest in full on the eighteen-month anniversary of the date of grant and the remaining seventy-five percent will vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2014, 2015 and 2016 if the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

The Company has elected to recognize the compensation expense related to the time-based vesting criteria for the entire award on a straight-line basis over the requisite service period.  We feel that this aligns the compensation expense with the liability of the Company.  As such, the compensation expense related to the upfront grants to directors, officers and certain employees in connection with the IPO shall be recognized as follows:

1.              Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris will be expensed 1/3 each year, for three years, on an annual basis following such grant

2.              Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed 1/3 each year, for three years on an annual basis following such grant

3.              Compensation expense for restricted stock subject to time-based vesting criteria granted to officers other than Mr. Harris, and to certain employees will be expensed 1/3 each year, for three years on an annual basis following such grant.

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

In connection with the IPO Transactions, Alan Fishman and each of Joel C. Peterson and Douglas Durst, who were appointed to the Board of Directors in connection with such transactions, received an initial restricted stock award with a grant date fair value of approximately $1 million, $75,000 and $75,000, respectively, which represents 67,648 shares of restricted Class A common stock. The grants will vest in three equal installments on each of the first three anniversaries of the date of such grants, and each will receive an annual restricted stock award with a grant date fair value of $50,000, which will vest in full on the one-year anniversary of the date of grant, with both such awards subject to continued service on the Board of Directors. Messrs. Peterson and Durst will also receive a $75,000 annual cash payment for their service on the Board of Directors. Additionally, certain directors may receive $15,000 annually for service as a chairperson of the audit committee or compensation committee and $10,000 for service as a chairperson of the nominating and corporate governance committee, with all or a portion of such fee payable to an applicable director in cash or restricted stock (with a grant date fair value equal to such amount payable) at the election of such director.

The Company recognized equity-based compensation expense of $4,227,472 and $1,095,461 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized equity-based compensation expense of $6,552,452 and $1,569,962 for the six months ended June 30, 2014 and 2013, respectively.

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months ended June 30,
	2014		2013		2014		2013
		Weighted		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average	Number of	Average
	Units	Fair Value	Units	Fair Value	Units	Fair Value	Units	Fair Value
Grants - Series B Participating Preferred Units	—	—	9,101	$1,365,150	—	—	9,101	$1,365,150
Grants - Class A Common Stock (restricted)	—	—	—	—	1,687,513	28,637,096	—	—

Amortization to compensation expense
Predecessor compensation expense		—		(1,095,461)		(290,171)		(1,569,962)
LP Units		(5,785,597)		—		(6,136,856)		—
Class A Common Stock (restricted)		1,558,125		—		(125,425)		—
Total amortization to compensation expense		$(4,227,472)		$(1,095,461)		$(6,552,452)		$(1,569,962)

The table below presents the number of unvested shares at June 30, 2014 and changes during 2014 of the (i) Class A Common stock of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Class A-2 Common Units and, Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Class A Common Shares	Class A Common Units	Series B Participating Preferred Units	LP Units

Outstanding at January 1, 2014	—	365,407	14,276	—
Granted	1,687,513	—	—	—
Vested	—	(32,365)	(1,158)	(1,463,541)
Converted (1)	—	(333,042)	(13,118)	3,186,066
Outstanding at June 30, 2014	1,687,513	—	—	1,722,525

(1)         Converted to LP Units of LCFH on February 11, 2014 in connection with IPO.

At June 30, 2014, there was $28,335,469 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 33 months, with a weighted-average remaining vesting period of 30.3 months.

Phantom Equity Investment Plan

LCFH entered into a Phantom Equity Investment Plan effective as of June 30, 2011 (the “Plan”). The Plan is an annual deferred compensation plan pursuant to which certain mandatory contributions are made to the Plan depending upon the participant’s specific level of compensation and to which participants may also make elective contributions. Generally, if a participant’s total compensation is in excess of a certain threshold, a portion of a participant’s performance-based annual bonus is required to be deferred into the Plan. Otherwise, amounts may be deferred into the Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the Plan.

In the event that a participant elects to (or is required to) defer a portion of their compensation pursuant to the Plan, such amount is not paid to the participant and is instead credited to such participant’s notional account. Prior to the IPO, such amounts would have been invested, on a phantom basis, in the Series B Participating Preferred Units of LCFH until such amounts would have eventually been paid to the participant pursuant to the Plan. Following the IPO, as described below, such amounts are invested on a phantom basis in Class A common stock of Ladder Capital Corp. Mandatory contributions are subject to one-third vesting over a three year period on a straight-line basis following the applicable Plan Year in which the related compensation was earned. Elective contributions are immediately vested upon contribution. Unvested amounts are generally forfeited upon the participant’s resignation or termination for cause. The phantom units do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities.

The date that the amounts deferred into the Plan are paid to a participant depends upon whether such deferral was a mandatory deferral or an elective deferral. Elective deferrals are paid upon the earlier of (1) a change in control (as defined in the Plan), (2) the end of the participant’s employment, or (3) December 31, 2017. The vested amounts of the mandatory contributions are paid upon the earlier of (1) a change in control and (2) the earlier of (x) December 31, 2017 or (y) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable plan year to which the underlying deferred annual bonus relates. Payment will be in cash in an amount equal to the then fair market value of such units.

In February 2014, Company employees contributed $6,427,127 to the Plan.  Compensation expense is liability-based and 100% expensed upon contribution.  The employees received phantom units of Series B Participating Preferred Units of LCFH at the fair market value of the units.  In connection with the IPO Transactions, the notional interest in LCFH’s Series B Participating Preferred Units converted into a notional interest in Class A common stock of Ladder Capital Corp, based on the $17.00 issuance price of its Class A common stock. As of June 30, 2014, there have been $11,851,733 total contributions (net of forfeitures and payouts related to employee terminations) made to the Plan resulting in 82,027 phantom units outstanding, of which 37,251 are unvested.

On July 3, 2014 the Board of Directors froze the Plan, effective as of such date, so that there will be no future participants in the Plan, nor additional amounts contributed to any accounts outstanding under the Plan.  Amounts previously outstanding under the Plan will be paid in accordance with their original payment terms, including limiting payment to the dates and events specified above.  In connection with freezing the Plan, the Board of Directors also updated the definition of fair market value for purposes of measuring the value of its Class A Common Stock, to provide that, generally, such value would be the closing price of such stock on the principal national securities on which it is then traded.

Ladder Capital Corp Deferred Compensation Plan

On July 3, 2014, the Company adopted a new, nonqualified deferred compensation plan (the “2014 Deferred Compensation Plan”).  Pursuant to the 2014 Deferred Compensation Plan, participants may elect, or in some cases may be required, to defer all or a portion of their annual cash performance-based bonuses into the 2014 Deferred Compensation Plan.  Generally, if a participant’s total compensation is in excess of a certain threshold, a portion of a participant’s performance-based annual bonus is required to be deferred into the 2014 Deferred Compensation Plan. Otherwise, a portion of the participant’s annual bonus may be deferred into the 2014 Deferred Compensation Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the 2014 Deferred Compensation Plan.  The phantom units do not share in the earnings of the Company and are therefore not participating securities.

In the event that a participant elects to (or is required to) defer a portion of their compensation pursuant to the 2014 Deferred Compensation Plan, such amount is not paid to the participant and is instead credited to such participant’s notional account under the 2014 Deferred Compensation Plan. Such amounts are then invested on a phantom basis in Class A common stock of the Company. Elective contributions are immediately vested upon contribution. Mandatory contributions are subject to one-third vesting over a three-year period on a straight-line basis following the applicable year in which the related compensation was earned. Unvested amounts are generally forfeited upon the participant’s resignation or termination, however, if a participant’s employment with the Company is terminated by the Company other than for Cause and such termination is within six (6) months following a Change in Control (as each such term is defined in the 2014 Deferred Compensation Plan), then the participant will fully vest in their unvested account balances.

Furthermore, the unvested account balances will fully vest in the event of the participant’s death, disability, or in the event of certain hostile takeovers of the Board of Directors of the Company.  In the event that a participant’s employment is terminated by the Company other than for Cause, the participant will vest in the portion of the participant’s account that would have vested had the participant remained employed through the end of the year in which such termination occurs, subject to the participant timely executing a general release of claims in favor of the Company, and all other account balances will be forfeited. Vested shares are forfeited only in the event of a participant’s termination for cause.

Amounts deferred into the 2014 Deferred Compensation Plan are paid upon the earlier to occur of (1) a change in control (as defined in the Plan), (2) within sixty (60) days following the the end of the participant’s employment with the Company, or (3) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable year to which the underlying deferred annual compensation relates.  Payment is made in cash.  The amount of the final cash payment may be more or less than the amount initially deferred into the 2014 Deferred Compensation Plan, depending upon the change in the value of the Class A common stock of the Company during such period.

Bonus Payments

On February 12, 2014, the Board of Directors of Ladder Capital Corp approved 2013 bonus payments to employees, including officers, totaling $43,719,000.  The bonuses were paid to employees in full on February 18, 2014.  During the three and six months ended June 30, 2014, the Company accrued and recorded compensation expense of $17,950,000 and $30,614,286 related to 2014 bonuses. During the three and six months ended June 30, 2013, the Company accrued and recorded compensation expense of $6,842,998 and $13,858,049 related to 2013 bonuses.

15.                     INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity is a Limited Liability limited partnership (“LLLP”), but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”).  As a result of the IPO, a portion of the Company’s income is subject to U.S. federal, state and local income taxes and taxed at the prevailing corporate tax rates.

Components of the provision for income taxes consist of the following:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Current expense
Federal	$10,452,799	$15,819,774
State and local	2,957,292	4,762,804
Total current expense	13,410,091	20,582,578
Deferred expense/(benefit)
Federal	(4,353,718)	(5,875,173)
State and local	(857,749)	(1,219,564)
Total deferred expense/(benefit)	(5,211,467)	(7,094,737)
Provision for income tax expense	$8,198,624	$13,487,841

Corporate taxes payable as of June 30, 2014 were $13,634,798. There were no corporate taxes payable as of December 31, 2013.  NYC UBT taxes payable at June 30, 2014 and December 31, 2013 were $412,066 and $482,324, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the period ended June 30, 2014 is as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

US statutory tax rate	35.00%	35.00%
Increase due to state and local taxes	3.76%	4.10%
Benefit of partnership income not subject to taxation	-17.33%	-17.33%
Effective income tax rate	21.43%	21.77%

As of June 30, 2014, the Company’s net deferred tax assets were $7,094,737 and included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows:

June 30, 2014
Deferred Tax Assets
Depreciation	$2,033,698
Equity based compensation	2,613,308
Unrealized gains and losses	2,447,731
Total Deferred Tax Assets	$7,094,737

Deferred Tax Liabilities
Unrealized gains and losses	—
Total Deferred Tax Liabilities	$—

Net Deferred Tax Assets/(Liabilities)	$7,094,737

Our tax returns are subject to audit by taxing authorities. With a few minor exceptions, as of June 30, 2014 the tax years 2010, 2011 and 2012 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes.  U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. The Company believes that the audits will result in no material changes, however, these audits can often take a long time to complete and settle and there can be no assurances as to the possible outcomes.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of June 30, 2014. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

16.                     RELATED PARTY TRANSACTIONS

The Company entered into a loan referral agreement with Meridian Capital Group LLC (“Meridian”), which is an affiliate of a member of the Company’s Board of Directors and an investor in the Company.  The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears.  While the arrangement gives rise to a potential conflict of interest, full disclosure is given to the borrower who, in each case, waives the conflict in writing.  This agreement is cancellable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement.  The Company terminated the loan referral agreement on April 2, 2014, as a result of the IPO on February 11, 2014.

The Company incurred no fees during the three months ended June 30, 2014 and $150,000 in fees for the three months ended June 30, 2013, for loans originated in accordance with this agreement. The Company incurred no fees during the six months ended June 30, 2014 and $300,000 in fees for the six months ended June 30, 2013, for loans originated in accordance with this agreement. As of June 30, 2014, $425,000 was payable to Meridian pursuant to this agreement.   These fees are reflected in fee expense in the accompanying combined consolidated statements of income.

17.                     COMMITMENTS

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015.  There is an option to renew the lease for an additional five years at an increased monthly rental.  Subsequent to entering into this leasing arrangement, the office space has been subleased to a third party.  Income received on the subleased office space is recorded in other income on the combined consolidated statements of income.  In 2011, the Company entered into a new lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option.   In 2012, the Company entered into one new lease for secondary office space.  The lease commenced on May 15, 2012 and expires on May 14, 2015 with no extension option.

The following is a schedule of future minimum rental payments required under the above operating leases:

Year ended December 31,	Amount

2014 (last 6 months)	$890,858
2015	1,381,992
2016	1,125,069
2017	1,180,400
2018	1,180,400
Thereafter	3,639,567
Total	$9,398,286

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of twelve to eighteen months.  As of June 30, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from $102.0 to $105.7 was $92,493,765, of which $69,294,500 was funded, with $23,199,265 remaining to be funded.  As of December 31, 2013, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 107.3 was $150,271,380, of which $112,780,499 was funded, with $37,490,881 remaining to be funded.  The fair value of those commitments at June 30, 2014 and December 31, 2013 was ($209,850) and ($176,736), respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments are included in GN construction securities on the combined consolidated balance sheets.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company’s off-balance sheet arrangements consisted of $155,277,157 of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2013, the Company’s off-balance sheet arrangements consisted of $71,514,519 of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was comprised of $65,314,519 to provide additional first mortgage loan financing and $6,200,000 to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in.  These commitments are not reflected on the Combined Consolidated Balance Sheets.

18.                    SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how management reviews and manages its business.  These reportable segments include Loans, Securities, and Real Estate.  The Loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The Securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities.  The Real Estate segment includes selected net lease and other real estate assets.  Corporate/Other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Three months ended June 30, 2014
Interest income	$27,731	$17,363	$—	$18	$45,112
Interest expense	(3,596)	(1,538)	(3,783)	(7,835)	(16,752)
Net interest income (expense)	24,135	15,825	(3,783)	(7,817)	28,360
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	23,985	15,825	(3,783)	(7,817)	28,210

Operating lease income	—	—	12,803	—	12,803
Tenant recoveries	—	—	2,142	—	2,142
Sale of loans, net	45,419	—	—	—	45,419
Gain on securities	—	5,376	—	—	5,376
Sale of real estate, net	435	—	8,625	—	9,060
Fee income	688	5	—	1,499	2,192
Net result from derivative transactions	(9,126)	(16,147)	—	—	(25,273)
Earnings from investment in unconsolidated joint ventures	—	—	987	—	987
Unrealized gain (loss) on Agency interest-only securities, net	—	2,782	—	—	2,782
Total other income	37,416	(7,984)	24,557	1,499	55,488

Salaries and employee benefits	(8,200)	—	—	(18,283)	(26,483)
Operating expenses	48	—	—	(3,712)	(3,664)
Real estate operating expenses	—	—	(7,380)	—	(7,380)
Fee expense	(420)	(17)	(23)	(253)	(713)
Depreciation and amortization	—	—	(6,881)	(137)	(7,018)
Total costs and expenses	(8,572)	(17)	(14,284)	(22,385)	(45,258)

Tax expense	—	—	—	(8,199)	(8,199)
Segment profit (loss)	$52,829	$7,824	$6,490	$(36,902)	$30,241

Total assets as of June 30, 2014	$1,129,837	$1,834,488	$561,177	$298,582	$3,824,084

Three months ended June 30, 2013
Interest income	$14,078	$14,056	$—	$2,034	$30,168
Interest expense	(1,217)	(717)	(2,920)	(7,088)	(11,942)
Net interest income (expense)	12,861	13,339	(2,920)	(5,054)	18,226
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	12,711	13,339	(2,920)	(5,054)	18,076

Operating lease income	—	—	8,906	—	8,906
Tenant recoveries	—	—	—	—	—
Sale of loans, net	35,814	—	—	—	35,814
Gain on securities	—	3,311	—	—	3,311
Sale of real estate, net	186	—	3,479	—	3,665
Fee income	332	8	46	1,779	2,165
Net result from derivative transactions	14,230	6,449	—	—	20,679
Earnings from investment in unconsolidated joint ventures	—	—	—	595	595
Unrealized gain (loss) on Agency interest-only securities, net	—	(4,789)	—	—	(4,789)
Total other income	50,562	4,979	12,431	2,374	70,346

Salaries and employee benefits	(5,000)	—	—	(8,882)	(13,882)
Operating expenses	53	—	—	(2,789)	(2,736)
Real estate operating expenses	—	—	(3,545)	—	(3,545)
Fee expense	(716)	(340)	(2,606)	(127)	(3,789)
Depreciation and amortization	—	—	(2,938)	(137)	(3,075)
Total costs and expenses	(5,663)	(340)	(9,089)	(11,935)	(27,027)

Tax expense	—	—	(242)	(1,374)	(1,616)
Segment profit (loss)	$57,610	$17,978	$180	$(15,989)	$59,779

Total assets as of June 30, 2013	$911,295	$887,523	$521,369	$178,077	$2,498,264

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Six months ended June 30, 2014
Interest income	$48,040	$33,868	$—	$26	$81,934
Interest expense	(5,784)	(2,803)	(7,114)	(15,892)	(31,593)
Net interest income (expense)	42,256	31,065	(7,114)	(15,866)	50,341
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	41,956	31,065	(7,114)	(15,866)	50,041

Operating lease income	—	—	26,017	—	26,017
Tenant recoveries	—	—	4,222	—	4,222
Sale of loans, net	86,721	—	—	—	86,721
Gain on securities	—	7,185	—	—	7,185
Sale of real estate, net	782	—	14,971	—	15,753
Fee income	1,353	96	—	3,052	4,501
Net result from derivative transactions	(19,869)	(31,691)	—	—	(51,560)
Earnings from investment in unconsolidated joint ventures	—	—	1,336	—	1,336
Unrealized gain (loss) on Agency interest-only securities, net	—	1,748	—	—	1,748
Total other income	68,987	(22,662)	46,546	3,052	95,923

Salaries and employee benefits	(14,500)	—	—	(31,986)	(46,486)
Operating expenses	89	—	—	(6,794)	(6,705)
Real estate operating expenses	—	—	(14,982)	—	(14,982)
Fee expense	(722)	(39)	(41)	(413)	(1,215)
Depreciation and amortization	—	—	(14,171)	(274)	(14,445)
Total costs and expenses	(15,133)	(39)	(29,194)	(39,467)	(83,833)

Tax expense	—	—	—	(13,488)	(13,488)
Segment profit (loss)	$95,810	$8,364	$10,238	$(65,769)	$48,643

Total assets as of June 30, 2014	$1,129,837	$1,834,488	$561,177	$298,582	$3,824,084

Six months ended June 30, 2013
Interest income	$32,789	$28,611	$—	$29	$61,429
Interest expense	(3,093)	(2,046)	(4,000)	(14,010)	(23,149)
Net interest income (expense)	29,696	26,565	(4,000)	(13,981)	38,280
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	29,396	26,565	(4,000)	(13,981)	37,980

Operating lease income	—	—	15,390	—	15,390
Tenant recoveries	—	—	—	—	—
Sale of loans, net	118,681	—	—	140	118,821
Gain on securities	—	5,876	—	—	5,876
Sale of real estate, net	—	—	7,363	—	7,363
Fee income	1,325	8	213	2,057	3,603
Net result from derivative transactions	14,113	8,836	—	—	22,949
Earnings from investment in unconsolidated joint ventures	—	—	—	989	989
Unrealized gain (loss) on Agency interest-only securities, net	—	(5,039)	—	—	(5,039)
Total other income	134,119	9,681	22,966	3,186	169,952

Salaries and employee benefits	(16,300)	—	—	(17,293)	(33,593)
Operating expenses	103	—	—	(5,112)	(5,009)
Real estate operating expenses	—	—	(6,425)	—	(6,425)
Fee expense	(1,562)	(357)	(3,057)	(217)	(5,193)
Depreciation and amortization	—	—	(5,925)	(274)	(6,199)
Total costs and expenses	(17,759)	(357)	(15,407)	(22,896)	(56,419)

Tax expense	—	—	(474)	(3,210)	(3,684)
Segment profit (loss)	$145,756	$35,889	$3,085	$(36,901)	$147,829

Total assets as of June 30, 2013	$911,295	$887,523	$521,369	$178,077	$2,498,264

(1)         Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $57.2 million as of June 30, 2014.

19.                     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Senior Notes Offering

On August 1, 2014, Ladder Capital Finance Holdings LLLP (the “Issuer”) and Ladder Capital Finance Corporation (the “Co-Issuer” and, together with the Issuer, the “Issuers”) issued $300.0 million in 5.875% senior notes due 2021 (the “Senior Notes”). The Issuers, the Company (the “Parent Guarantor”) and certain of the Parent Guarantor’s subsidiaries (together with the Parent Guarantor, the “Guarantors”) entered into a purchase agreement with certain initial purchasers (the “Initial Purchasers”). The net proceeds from the offering, after deducting the offering discount, Initial Purchaser’s commissions and the estimated offering expenses payable by the Issuers, were approximately $295.0 million.

The Senior Notes are governed by an indenture dated as of August 1, 2014 (the “Indenture”), between the Issuers, the Guarantors and Wilmington Trust, National Association as trustee (the “Trustee”).

The Senior Notes bear interest at a rate of 5.875% per year, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2015. The Senior Notes will mature on August 1, 2021.

The Senior Notes and the guarantees are senior in right of payment to all of the Issuers’ and the Guarantors’ existing and future subordinated indebtedness. The Senior Notes rank equal in right of payment to all of the Issuers’ and Guarantors’ other existing and future senior indebtedness, including indebtedness under the Company’s revolving credit facility (the “Revolving Credit Facility”). The Senior Notes are effectively subordinated in right of payment to all of the Issuers’ and the Guarantors’ secured indebtedness to the extent of the value of the assets securing such indebtedness, including obligations under the Credit Agreement, which are secured by substantially all of the assets of the Issuers and Guarantors.

Committed Loan Repurchase Facility

On July 17, 2014, the Company entered into an agreement with a major U.S. bank to modify the terms of its credit facility to modify the terms of certain leverage covenants and reporting requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the combined consolidated financial statements and the related notes of Ladder Capital Corp included within this Quarterly Report and the Annual Report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” within this Quarterly Report and “Risk Factors” within the Annual Report, for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth in the Annual Report.

Overview

References to “Ladder,” the “Company,” “Successor” and “we,” “our” and “us” refer subsequent to the IPO and related transactions described below are to Ladder Capital Corp, a Delaware corporation incorporated in 2013, and its combined consolidated subsidiaries.  These references (other than “Successor”) in periods prior to the IPO and related transactions are to Ladder Capital Finance Holdings LLLP and subsidiaries (“LCFH” or “Predecessor”).

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

As a result of the IPO and certain other recapitalization transactions, Ladder Capital Corp became the sole general partner of and has a controlling interest in LCFH. Ladder Capital Corp’s only business is to act as the sole general partner of LCFH, and, as such, Ladder Capital Corp operates and controls all of the business and affairs of LCFH and consolidates the financial results of LCFH into Ladder Capital Corp’s combined consolidated financial statements effective as of February 11, 2014.

Within the following historical results of operations, the six months ended June 30, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to June 30, 2014.  The three and six months ended June 30, 2013 consists of LCFH’s operations.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to June 30, 2014.

We are a leading commercial real estate finance company with a proprietary loan origination platform and an established national footprint. As a non-bank operating company, we believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the commercial real estate sector. We believe that our comprehensive, fully-integrated in-house infrastructure, access to a diverse array of committed financing sources and highly experienced management team of industry veterans will allow us to continue to prudently grow our business as we endeavor to capitalize on profitable opportunities in various market conditions.

We conduct our business through three major business lines: commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. Historically, we have been able to generate attractive risk-adjusted returns by flexibly allocating capital among these well-established, complementary business lines. We believe that we have a competitive advantage through our ability to offer a wide range of products, providing complete solutions across the capital structure to our borrowers. We apply a comprehensive underwriting approach to every loan and investment that we make, rooted in management’s deep understanding of fundamental real estate values and proven expertise in these three complementary business lines through multiple economic and credit cycles.

Our primary business strategy is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2014, we have originated $7.2 billion of conduit loans, $6.8 billion of which have been sold into 22 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $1.9 billion of balance sheet loans held for investment from inception through June 30, 2014. During this timeframe, we have also acquired $6.3 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $785.5 million of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of which has worked together for more than a decade. As of June 30, 2014, our management team and directors held interests in our Company comprising 12.9% our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer, General Counsel and Co-Head of Securitization; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of June 30, 2014, we had $3.8 billion in total assets and $1.5 billion of total equity capital. As of that date, our assets included $1.1 billion of loans, $1.8 billion of securities, and $561.2 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 33.9% and 34.5% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the three and six months ended June 30, 2014, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 54.3% and 59.4% of our net revenues for the three and six months ended June 30, 2014, respectively. In addition, net interest income on our investments, comprised 93.8% and 103.5% of our net income for the three and six months ended June 30, 2014, respectively, and income from sales of loans, net, comprised 150.2% and 178.3% of our net income for the three and six months ended June 30, 2014, respectively. See “—Reconciliation of non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of June 30, 2014, we are capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our operating business to include 69 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of June 30, 2014, we had $2.2 billion of debt financing outstanding. This financing was comprised of $903.0 million of financing from the FHLB, $199.0 million committed secured term repurchase agreement financing, $314.6 million of third-party, non-recourse mortgage debt, $486.7 million of other securities financing, and $325.0 million of our 7.375% Senior Notes due October 1, 2017 (the ‘‘Existing Notes’’). In addition, as of June 30, 2014, we had over $1.7 billion of committed, undrawn funding capacity available, consisting of $50.0 million of availability under our $50.0 million secured credit facility, $75.0 million of availability under our $75.0 million Revolving Credit Facility, $358.9 million of undrawn committed FHLB financing, and $1.3 billion of other undrawn committed financings. As of June 30, 2014, our debt- to-equity ratio was 1.5:1.0, as we employ leverage prudently to maximize financial flexibility.

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

	As of June 30, 2014	As of December 31, 2013
	($ in thousands)
Loans
Conduit first mortgage loans	$103,719	$440,490
Balance sheet first mortgage loans	912,187	411,655
Other commercial real estate-related loans	113,931	127,423
Total loans	1,129,837	979,568
Securities
CMBS investments	1,618,002	1,422,995
U.S. Agency Securities investments	216,487	234,251
Total securities	1,834,489	1,657,246
Real Estate
Real held for sale	19,029	—
Real estate, net	542,148	624,219
Total real estate	561,177	624,219

Total investments	3,525,503	3,261,033
Cash, cash equivalents and cash collateral held by broker	122,962	107,263
Other assets	175,619	120,767
Total assets	$3,824,084	$3,489,063

We invest in the following types of assets:

Loans

Conduit First Mortgage Loans.  We originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Conduit first mortgage loans in excess of $50.0 million also require approval of our Board of Directors’ Risk and Underwriting Committee.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, offer them for sale to CMBS trusts as part of a securitization process or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through June 30, 2014, we have originated and have funded $7.2 billion of conduit first mortgage loans, and securitized $6.8 billion of such mortgage loans in 22 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013 and five securitizations in 2014. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the six months ended June 30, 2014 and June 30, 2013, conduit first mortgage loans remained on our balance sheet for a weighted average of 50 and 55 days prior to securitization, respectively. As of June 30, 2014, we held seven first mortgage loans that were available to be offered for sale into a securitization with an aggregate book value of $103.7 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 59.9% at June 30, 2014.

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

We generally seek to hold our balance sheet first mortgage loans for investment or offer them for sale to our institutional bridge loan partnership. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization) or sold to our institutional bridge loan partnership. As of June 30, 2014, we held a portfolio of 35 balance sheet first mortgage loans with an aggregate book value of $912.2 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 69.9% at June 30, 2014.

Other commercial real estate-related loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of June 30, 2014, we held a portfolio of 23 other commercial real estate-related loans with an aggregate book value of $113.9 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 71.8% at June 30, 2014.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of June 30, 2014 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Loan Type	Loan Size

Geographic Location	Asset Type

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our Board of Directors’ Risk and Underwriting Committee. As of June 30, 2014, the estimated fair value of our portfolio of CMBS investments totaled $1.6 billion in 137 CUSIPs ($11.8 million average investment per CUSIP). As of that date, all of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 80.6% AAA/Aaa-rated securities and 19.4% of other investment grade-rated securities, including 13.0% rated AA/Aa, 2.5% rated A/A and 3.9% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2014, our CMBS investments had a weighted average duration of 4.3 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2014, by property count and market value, respectively, 44.5% and 64.0% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.1% and 29.7% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 4.3% by property count and 0.2% to 4.6% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of June 30, 2014, the estimated fair value of our portfolio of U.S. Agency Securities was $216.5 million in 59 CUSIPs ($3.7 million average investment per CUSIP), with a weighted average duration of 4.2 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of June 30, 2014, by market value 70.1% and 21.3% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 38.3%, California represented 29.8% and Georgia represented 10.6% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of June 30, 2014 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial real estate properties.  As of June 30, 2014, we owned 33 single tenant retail properties with an aggregate book value of $245.8 million. These properties are leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. Sixteen of our properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of June 30, 2014, our net leased properties comprised a total of 1.4 million square feet, had a 100% occupancy rate, had an average age since construction of 7.6 years and a weighted average remaining lease term of 18.2 years.

In addition, as of June 30, 2014, we owned a 13-story office building in Southfield, MI with a book value of $13.3 million through a joint venture with an operating partner, a portfolio of 13 office buildings in Richmond, VA with a book value of $109.7 million through a separate joint venture with an operating partner, and a 26-story office building in Minneapolis, MN with a book value of $48.4 million through a separate joint venture.

The following chart sets forth a breakdown of our real estate portfolio by geographic location as of June 30, 2014:

Residential real estate.  As of June 30, 2014, we owned 258 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $68.6 million through a joint venture with an operating partner. As of June 30, 2014, the condominium units were 53% rented and occupied. During the three and six months ended June 30, 2014, the Company recorded $0.7 million and $1.7 million, respectively, of rental income from the condominium units. We sold 31 and 75 condominium units during the three and six months ended June 30, 2014, respectively, generating aggregate gains on sale of $5.7 million and $12.1 million, and we intend to sell the remaining units over time.

As of June 30, 2014, we owned 308 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $75.4 million. As of June 30, 2014, the condominium units were 79% rented and occupied. During the three and six months ended June 30, 2014, the Company recorded $1.3 million and $2.7 million, respectively, of rental income from the condominium units.  We sold 12 and 16 condominium units during the three and six months ended June 30, 2014, respectively, generating aggregate gains on sale of $0.6 million and $0.8 million, respectively and we intend to sell the remaining units over time.

Other Investments

Institutional bridge loan partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest and we own the remaining 10% on a pari passu basis as well as act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. As of June 30, 2014, LCRIP I owned $43.9 million of first mortgage bridge loan assets that were financed by $7.5 million of term debt. Debt of LCRIP I is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of June 30, 2014, the book value of our investment in LCRIP I was $3.7 million.

Unconsolidated joint venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced by us, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2014, Grace Lake LLC owned an office building campus with a carrying value of $72.9 million that is financed by $76.7 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of June 30, 2014, the book value of our investment in Grace Lake LLC was $2.1 million.

Other asset management activities.  As of June 30, 2014, we also managed a separate CMBS investment account for a private investor with total assets of $1.8 million. As of October 2012, we are no longer purchasing any new investments for this account.   However, we will continue to manage the existing investments until their full repayment or other disposition.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of unsecured notes in 2012, the $238.5 million of net proceeds from the issuance of Class A common stock in 2014, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.2 billion at June 30, 2014, a $50.0 million credit agreement, and through our FHLB membership. As of June 30, 2014, there was $179.0 million outstanding under the term facilities and no debt outstanding under our credit agreement. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of June 30, 2014, we had total outstanding balances of $506.7 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of June 30, 2014, we had outstanding balances of $314.6 million on these nonrecourse mortgage loans. In addition to the amounts outstanding on our other facilities, we had $903.0 million of borrowings from the FHLB outstanding at June 30 2014.  We also had a $75.0 million revolving credit facility, with no borrowings outstanding as of June 30, 2014 and had $325.0 million of Notes issued and outstanding as of June 30, 2014. See Note 8 to our combined consolidated financial statements for the three and six months ended June 30, 2014 included elsewhere in this Quarterly Report for more information about our financing arrangements.

We enter into interest rate and credit spread derivative contracts to mitigate our exposure to changes in interest rates and credit spreads. We generally seek to hedge the interest rate risk on the financing of assets that have a duration longer than five years, including newly-originated conduit first mortgage loans, securities in our CMBS portfolio if long enough in duration, and most of our U.S. Agency Securities portfolio. We monitor our asset profile and our hedge positions to manage our interest rate and credit spread exposures, and we seek to match fund our assets according to the liquidity characteristics and expected holding periods of our assets.

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of June 30, 2014, our debt-to-equity ratio was 1.5:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market currently presents substantial opportunities for new origination, as it is characterized by stabilizing property values, a low interest rate environment, and a supply demand imbalance for financing. Over $1.7 trillion of commercial real estate debt is scheduled to mature over the next five years according to Trepp, while at the same time traditional real estate lenders such as banks and insurance companies face significant new capital and regulatory requirements.

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. In 2011, new CMBS issuances totaled $32.7 billion, despite a slowdown in originations of commercial real estate mortgage loans during the second half of the year because of the uncertain economic climate created by the Euro-area crisis. In 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuances totaled $86.1 billion, a 78.1% increase over the same period in 2012. In the first half of 2014, new CMBS issuance totaled $40.6 billion.  We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

Results of operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Overview

Due to the IPO Transactions, net income attributable to Class A common shareholders for the three months ended June 30, 2014 is not comparable to net income attributable to predecessor unitholders for the three months ended June 30, 2013.  As a result of this, we are presenting a comparison of the year-over-year change in income before taxes which is comparable. Income before taxes totaled $38.4 million for the three months ended June 30, 2014, compared to $61.4 million for the three months ended June 30, 2013.  The $23.0 million decrease in income before taxes was primarily the result of a net loss from derivative transactions of $25.3 million in June 30, 2014, compared to a net gain from derivative transactions of $20.7 million in the three months ended June 30, 2013 as well as an increase in salaries and employee benefits to $26.5 million in the three months ended June 30, 2014 from $13.9 million in the three months ended June 30, 2013.

Core Earnings totaled $62.3 million for the three months ended June 30, 2014, compared to $40.9 million for the three months ended June 30, 2013. The $21.4 million increase in Core Earnings was also due to the increase in income from the sale of loans, net discussed in the preceding paragraph. See “—Non-GAAP financial measures” for our definition of Core Earnings and a reconciliation to income before taxes.

Investment and financing overview

Investment activity in the three months ended June 30, 2014 has focused on loan originations and securities investments. We originated and funded $1.3 billion of commercial mortgage loans in the three months ended June 30, 2014. We acquired $326.0 million of new securities, which was offset by $171.6 million of sales and $76.1 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $84.4 million.

Investment activity in the three months ended June 30, 2013 focused on loan originations and real estate investments. We originated and funded $452.3 million in principal value of commercial mortgage loans in the three months ended June 30, 2013. We also invested $135.0 million in real estate. Our securities portfolio continued to amortize. We acquired $28.0 million of new securities, which was not enough to offset $57.3 million of sales and $110.6 million of amortization in the portfolio, which contributed to a net reduction in our securities portfolio of $169.8 million.

The financing climate continued to be favorable in 2014. As discussed in the Overview, in February 2014, we completed an IPO of 15.2 million shares of Class A common stock. We also entered into a new $75.0 million revolving credit facility, secured by a pledge of the shares of certain subsidiaries. Proceeds from the revolving credit facility are available to finance our working capital needs and for general corporate purposes.

Net interest income

Interest income totaled $45.1 million for the three months ended June 30, 2014, compared to $30.2 million for the three months ended June 30, 2013. The $14.9 million increase in interest income was primarily attributable to an increase in our average investment in our securities portfolio. For the three months ended June 30, 2014, securities investments averaged $1.8 billion (55.7% of average interest bearing investments) versus an average loan investment balance of $1.4 billion. For the three months ended June 30, 2013, securities investments averaged $973.6 million (52.5% of average interest bearing investments) versus an average loan investment balance of $881.5 million.  In addition, there was a higher volume of securities purchases, offset by lower interest spreads, in 2014 compared to 2013.

Interest expense totaled $16.8 million for the three months ended June 30, 2014, compared to $11.9 million for the three months ended June 30, 2013. The $4.9 million increase in interest expense was primarily attributable to the increase in average debt balance. For the three months ended June 30, 2014, our debt balance averaged $2.7 billion versus an average debt balance of $1.2 billion for the three months ended June 30, 2013, which was partially offset by greater use of FHLB borrowing, a lower cost of funding than repurchase agreements, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013

Net interest income after provision for loan losses totaled $28.2 million for the three months ended June 30, 2014, compared to $18.1 million for the three months ended June 30, 2013. The $10.1 million increase in net interest income after provision for loan losses was primarily attributable to the increase in securities investment balances during 2014 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $19.1 million for the three months ended June 30, 2014, compared to $14.6 million for the three months ended June 30, 2013. The $4.5 million increase in cost of funds was primarily attributable to the increase in average debt balance referred to above.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended June 30,
	2014	2013
	($ in thousands)
Interest expense	$(16,752)	$(11,942)
Net interest expense component of hedging activities (1)	(2,333)	(2,653)
Cost of funds	$(19,085)	$(14,595)

	Three Months Ended June 30,
	2014	2013
	($ in thousands)
(1) Net interest expense component of hedging activities	$(2,333)	$(2,653)
Hedging realized result (futures)	(5,620)	572
Hedging realized result (swaps)	—	(7,464)
Hedging unrecognized result	(17,320)	30,224
Net result from derivative transactions	$(25,273)	$20,679

Interest spreads

As of June 30, 2014, the weighted average yield on our mortgage loan receivables was 7.71%, compared to 7.13% as of June 30, 2013. As of June 30, 2014, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.95%, compared to 0.67% as of June 30, 2013. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2013 to June 30, 2014 was primarily due to the utilization of the FHLB as a source of a lower proportion of these borrowings and higher cost repurchase agreements as a higher proportion of these borrowings as of June 30, 2014 versus June 30, 2013. As of June 30, 2014, we had outstanding borrowings secured by our mortgage loan receivables equal to 27.2% of the carrying value of our mortgage loan receivables, compared to 12.6% as of June 30, 2013.

As of June 30, 2014, the weighted average yield on our real estate securities was 3.76%, compared to 5.02% as of June 30, 2013 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of June 30, 2014, the weighted average interest rate on borrowings against our real estate securities was 0.84%, compared to 0.89% as of June 30, 2013. The decrease in the interest rate on borrowings against our real estate securities from June 30, 2013 to June 30, 2014 was primarily due to the utilization of the FHLB as a source of a higher proportion of these borrowings and higher cost repurchase agreements as a lower proportion of these borrowings as of June 30, 2014 versus June 30, 2013. As of June 30, 2014, we had outstanding borrowings secured by our real estate securities equal to 69.8% of the carrying value of our real estate securities, compared to 71.9% as of June 30, 2013.

We earn rental income under operating leases on our real estate. As of June 30, 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.90%, compared to 5.14% as of June 30, 2013. During the twelve month period between June 30, 2013 and June 30, 2014, the carrying value of our real estate portfolio increased from $521.4 million to $561.2 million. The decrease in the interest rate on borrowings secured by our real estate from June 30, 2013 to June 30, 2014 was primarily due to lower prevailing market interest rates on the mortgage debt used to finance real estate investments added since June 30, 2013. As of June 30, 2014, we had outstanding borrowings secured by our real estate equal to 56.1% of the carrying value of our real estate, compared to 31.9% as of June 30, 2013.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended June 30, 2014, compared to a $0.2 million provision for loan losses for the three months ended June 30, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the three months ended June 30, 2014 and the three months ended June 30, 2013.

Operating lease income

Operating lease income totaled $12.8 million for the three months ended June 30, 2014, compared to $8.9 million for the three months ended June 30, 2013. The increase of $3.9 million was attributable to increased real estate of $561.2 million at June 30, 2014 versus $521.4 million at June 30, 2013. In addition, the property which produces the largest operating lease income was purchased in early June 2013 providing approximately one month of rental income during the three months ended June 2013 compared to three months of rental income for the three months ended June 30, 2014.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $45.4 million for the three months ended June 30, 2014, compared to $35.8 million for the three months ended June 30, 2013, an increase of $9.6 million. In the three months ended June 30, 2014, we participated in three separate securitization transactions, selling 36 loans with an aggregate outstanding principal balance of $886.0 million. In the three months ended June 30, 2013, we participated in one securitization transaction, selling 31 loans with an aggregate outstanding principal balance of $356.4 million.

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

Below are the results from sales of loans into securitizations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013

Number of loans	36	31
Face amount of loans sold into securitizations ($ in thousands)	$885,997	$356,442
Number of securitizations	3	1

Income from sale of securitized loans, net ($ in thousands)(1)	$45,218	$34,406
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$(5,364)	$(5,630)
Net results from loans sold into securitizations ($ in thousands)	$39,854	$28,776

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended June 30,
	2014	2013
	($ in thousands)
Income from sale of loans (non-securitized), net	$201	$1,408
Income from sale of securitized loans, net	45,218	34,406
Income from sale of loans, net	$45,419	$35,814

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended June 30,
	2014	2013
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(19,909)	$26,309
Hedge gain/(loss) related to loans securitized	(5,364)	(5,630)
Net results from derivative transactions	$(25,273)	$20,679

Gain (loss) on securities

Gain (loss) on securities totaled $5.4 million for the three months ended June 30, 2014, compared to $3.3 million for the three months ended June 30, 2013, an increase of $2.1 million. For the three months ended June 30, 2014, we sold $171.6 million of securities, comprised entirely of CMBS. For the three months ended June 30, 2013, we sold $57.3 million of securities, comprised of $25.2 million of CMBS and $32.1 million of U.S. Agency Securities. The increase reflects higher trading volume and higher profit margins in 2014 as compared to 2013.

Income from sales of real estate, net

For the three months ended June 30, 2014, income from sales of commercial real estate properties totaled $2.8 million. We sold one single-tenant retail property resulting in a net gain on sale of $1.7 million and one office building in Richmond, VA, resulting in a net gain on sale of $1.1 million. During the three months ended June 30, 2014 income from sales of residential condominium units totaled $6.2 million. We sold 31 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $5.7 million, and 12 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in income from sales of $0.5 million. For the three months ended June 30, 2013, income from sales of 28 residential condominium units from Veer Towers in Las Vegas, NV totaled $3.7 million.

Other income

Tenant recoveries totaled $2.1 million for the three months ended June 30, 2014, compared to none for the three months ended June 30, 2013. The increase of $2.1 million reflects the fact that we held only net leased properties and residential condominium units, which do not receive tenant recoveries, for the three months ended June 30, 2013, while our real estate portfolio included other real estate for the three months ended June 30, 2014 which provide tenant recoveries.

Fee income totaled $2.2 million for the three months ended June 30, 2014, compared to $2.2 million for the three months ended June 30, 2013. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $25.3 million for the three months ended June 30, 2014, which was comprised of an unrealized loss of $6.3 million and a realized loss of $19.0 million, compared to a gain of $20.7 million which was comprised of an unrealized gain of $24.2 million offset by a realized loss of $3.5 million, for the three months ended June 30, 2013, a negative change of $46.0 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2014 was primarily related to a decrease in interest rates during the three months ended June 30, 2014, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

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

Earnings from investment in unconsolidated joint ventures totaled $1.0 million for the three months ended June 30, 2014, compared to $0.6 million for the three months ended June 30, 2013. The increase of $0.4 million reflects increase in net operating income of the limited liability company as well as increased returns from investment in LCRIP I.

Unrealized gain (loss) on Agency interest-only securities, net

Unrealized gain (loss) on Agency interest-only securities, net represented a gain of $2.8 million for the three months ended June 30, 2014, compared to a loss of $4.8 million for the three months ended June 30, 2013. The positive change of $7.6 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to an increase in interest rates during the three months ended June 30, 2014 and a decline in interest rates during the three months ended June 30, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $26.5 million for the three months ended June 30, 2014, compared to $13.9 million for the three months ended June 30, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense attributed to increased headcount in 2014 attributed to the increase in salaries and employee benefits in 2014 compared to 2013.

Operating expenses

Operating expenses totaled $3.7 million for the three months ended June 30, 2014, compared to $2.7 million for the three months ended June 30, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $7.4 million for the three months ended June 30, 2014, compared to $3.5 million for the three months ended June 30, 2013. The increase of $3.9 million in real estate operating expense was primarily related to the fact that we held primarily net leased properties and residential condominium units for the three months ended June 30, 2013, while our real estate portfolio included other real estate purchased through consolidated, majority-owned joint ventures with operating partners for the three months ended June 30, 2014, which provide operating expenses incurred by the consolidated joint ventures.

Fee expense

Fee expense totaled $0.7 million for the three months ended June 30, 2014, compared to $3.8 million for the three months ended June 30, 2013. Fee expense is comprised primarily of real estate acquisition costs. The decrease of $3.1 million in fee expense was primarily related to the decrease in the purchases of real estate from $135.0 million for the three months ended June 30, 2013 to none for the three months ended June 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $7.0 million for the three months ended June 30, 2014, compared to $3.1 million for the three months ended June 30, 2013. The $3.9 million increase in depreciation and amortization is attributable to increased real estate of $561.2 million at June 30, 2014 versus $521.4 million at June 30, 2013. In addition, the property that produces the largest depreciation expense was purchased in early June 2013, providing approximately one month of depreciation expense during the three months ended June 30, 2013 compared to three months of depreciation expense for the three months ended June 30, 2014.

Income tax expense

Income tax expense totaled $8.2 million for the three months ended June 30, 2014, compared to $1.6 million for the three months ended June 30, 2013. The increase of $6.6 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to federal, state and local income taxes (including NYC UBT on the LLLP).  Prior to the IPO and Reorganization Transactions the Company was an LLLP subject to the New York City Unincorporated Business Tax only. The share of income from the Company that is subject to federal and state income taxes will increase as Continuing LCFH Limited Partners convert their LP Units into shares of Class A common stock and as a result, the relative ownership of the LLLP by the Company increases.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Overview

Due to the IPO Transactions, net income attributable to Class A common shareholders for the six months ended June 30, 2014 is not comparable to net income attributable to predecessor unitholders for the six months ended June 30, 2013.  As a result of this, we are presenting a comparison of the year-over-year change in income before taxes which is comparable. Income before taxes totaled $62.1 million for the six months ended June 30, 2014, compared to $151.5 million for the six months ended June 30, 2013. The $89.4 million decrease in income before taxes was primarily the result of a decrease in income from the sale of loans, net to $86.7 million in the six months ended June 30, 2014 from $118.8 million in the six months ended June 30, 2013, as well as a net loss from derivative transactions of $51.6 million in June 30, 2014, compared to a net gain from derivative transactions of $22.9 million in the six months ended June 30, 2013 as well as an increase in salaries and employee benefits to $46.5 million in the six months ended June 30, 2014 from $33.6 million in the six months ended June 30, 2013.

Core Earnings totaled $119.1 million for the six months ended June 30, 2014, compared to $135.3 million for the six months ended June 30, 2013. The $16.2 million decrease in Core Earnings was also due to the decrease in income from the sale of loans, net discussed in the preceding paragraph. See “—Reconciliation of non-GAAP financial measures” for our definition of Core Earnings and a reconciliation to income before taxes.

Investment and financing overview

Investment activity in the first six months of 2014 has focused on loan originations and securities investments. We originated and funded $1.9 billion of commercial mortgage loans in the six months ended June 30, 2014. We acquired $527.6 million of new securities, which was offset by $229.9 million of sales and $122.8 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $177.2 million.

Investment activity in the first six months of 2013 focused on loan originations and real estate investments. We originated and funded $1.4 billion in principal value of commercial mortgage loans in the six months ended June 30, 2013. We also invested $158.0 million in real estate. Our securities portfolio continued to amortize. We acquired $113.4 million of new securities, which was not enough to offset $99.0 million of sales and $210.2 million of amortization in the portfolio, which contributed to a net reduction in our securities portfolio of $238.0 million.

The financing climate continued to be favorable in 2014. As discussed in the Overview, in February 2014, we completed an IPO of 15.2 million shares of Class A common stock. We also entered into a new $75.0 million revolving credit facility, secured by a pledge of the shares of certain subsidiaries. Proceeds from the revolving credit facility are available to finance our working capital needs and for general corporate purposes.

Net interest income

Interest income totaled $81.9 million for the six months ended June 30, 2014, compared to $61.4 million for the six months ended June 30, 2013. The $20.5 million increase in interest income was primarily attributable to an increase in our average investment in our securities portfolio. For the six months ended June 30, 2014, securities investments averaged $1.7 billion (58.1% of average interest bearing investments) versus an average loan investment balance of $1.2 billion. For the six months ended June 30, 2013, securities investments averaged $1.0 billion (54.3% of average interest bearing investments) versus an average loan investment balance of $859.6 million.  In addition, there was a higher volume of securities purchases, offset by lower interest spreads, in 2014 compared to 2013.

Interest expense totaled $31.6 million for the six months ended June 30, 2014, compared to $23.1 million for the six months ended June 30, 2013. The $8.5 million increase in interest expense was primarily attributable to the increase in average debt balance. For the six months ended June 30, 2014, our debt balance averaged $2.4 billion versus an average debt balance of $1.2 billion for the six months ended June 30, 2013, which was partially offset by greater use of FHLB borrowings, a lower cost of funding than repurchase agreements, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Net interest income after provision for loan losses totaled $50.0 million for the six months ended June 30, 2014, compared to $38.0 million for the six months ended June 30, 2013. The $12.0 million increase in net interest income after provision for loan losses was primarily attributable to the increase in securities investment balances during 2014 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $35.1 million for the six months ended June 30, 2014, compared to $28.0 million for the six months ended June 30, 2013. The $7.1 million increase in cost of funds was primarily attributable to the increase in average debt balance referred to above.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Interest expense	$(31,593)	$(23,149)
Net interest expense component of hedging activities (1)	(3,477)	(4,865)
Cost of funds	$(35,070)	$(28,014)

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
(1) Net interest expense component of hedging activities	$(3,477)	$(4,865)
Hedging realized result (futures)	(4,152)	4,086
Hedging realized result (swaps)	(5,949)	(8,169)
Hedging unrecognized result	(37,982)	31,897
Net result from derivative transactions	$(51,560)	$22,949

Interest spreads

As of June 30, 2014, the weighted average yield on our mortgage loan receivables was 7.71%, compared to 7.13% as of June 30, 2013. As of June 30, 2014, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.95%, compared to 0.67% as of June 30, 2013. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2013 to June 30, 2014 was primarily due to the utilization of the FHLB as a source of a lower proportion of these borrowings and higher cost repurchase agreements as a higher proportion of these borrowings as of June 30, 2014 versus June 30, 2013. As of June 30, 2014, we had outstanding borrowings secured by our mortgage loan receivables equal to 27.2% of the carrying value of our mortgage loan receivables, compared to 12.6% as of June 30, 2013.

As of June 30, 2014, the weighted average yield on our real estate securities was 3.76%, compared to 5.02% as of June 30, 2013 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of June 30, 2014, the weighted average interest rate on borrowings against our real estate securities was 0.84%, compared to 0.89% as of June 30, 2013. The decrease in the interest rate on borrowings against our real estate securities from June 30, 2013 to June 30, 2014 was primarily due to the utilization of the FHLB as a source of a higher proportion of these borrowings and higher cost repurchase agreements as a lower proportion of these borrowings as of June 30, 2014 versus June 30, 2013. As of June 30, 2014, we had outstanding borrowings secured by our real estate securities equal to 69.8% of the carrying value of our real estate securities, compared to 71.9% as of June 30, 2013.

We earn rental income under operating leases on our real estate. As of June 30, 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.90%, compared to 5.14% as of June 30, 2013. During the twelve month period between June 30, 2013 and June 30, 2014, the carrying value of our real estate portfolio increased from $521.4 million to $561.2 million. The decrease in the interest rate on borrowings secured by our real estate from June 30, 2013 to June 30, 2014 was primarily due to lower prevailing market interest rates on the mortgage debt used to finance real estate investments added since June 30, 2013. As of June 30, 2014, we had outstanding borrowings secured by our real estate equal to 56.1% of the carrying value of our real estate, compared to 31.9% as of June 30, 2013.

Provision for loan losses

We had a $0.3 million provision for loan losses for the six months ended June 30, 2014, compared to a $0.3 million provision for loan losses for the six months ended June 30, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the six months ended June 30, 2014 and the six months ended June 30, 2013.

Operating lease income

Operating lease income totaled $26.0 million for the six months ended June 30, 2014, compared to $15.4 million for the six months ended June 30, 2013. The increase of $10.6 million was attributable to increased real estate of $561.2 million at June 30, 2014 versus $521.4 million at June 30, 2013. In addition, the property which produces the largest operating lease income was purchased in early June 2013 providing approximately one month of rental income during the six months ended June 2013 compared to six months of rental income for the six months ended June 30, 2014.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $86.7 million for the six months ended June 30, 2014, compared to $118.8 million for the six months ended June 30, 2013, a decrease of $32.1 million. In the six months ended June 30, 2014, we participated in five separate securitization transactions, selling 78 loans with an aggregate outstanding principal balance of $1.7 billion. In the six months ended June 30, 2013, we participated in three securitization transactions, selling 66 loans with an aggregate outstanding principal balance of $1.2 billion.

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

Below are the results from sales of loans into securitizations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Number of loans	78	66
Face amount of loans sold into securitizations ($ in thousands)	$1,658,382	$1,153,649
Number of securitizations	5	3

Income from sale of securitized loans, net ($ in thousands)(1)	$86,528	$116,656
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$(11,313)	$(3,466)
Net results from loans sold into securitizations ($ in thousands)	$75,215	$113,190

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Income from sale of loans (non-securitized), net	$193	$2,165
Income from sale of securitized loans, net	86,528	116,656
Income from sale of loans, net	$86,721	$118,821

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(40,247)	$26,415
Hedge gain/(loss) related to loans securitized	(11,313)	(3,466)
Net results from derivative transactions	$(51,560)	$22,949

Gain (loss) on securities

Gain (loss) on securities totaled $7.2 million for the six months ended June 30, 2014, compared to $5.9 million for the six months ended June 30, 2013, an increase of $1.3 million. For the six months ended June 30, 2014, we sold $229.9 million of securities, comprised entirely of CMBS. For the six months ended June 30, 2013, we sold $99.0 million of securities, comprised of $43.2 million of CMBS and $55.8 million of U.S. Agency Securities. The increase reflects higher trading volume and higher profit margins in 2014 as compared to 2013.

Income from sales of real estate, net

For the six months ended June 30, 2014, income from sales of commercial real estate properties totaled $2.8 million. We sold one single-tenant retail property resulting in a net gain on sale of $1.7 million and one office building in Richmond, VA, resulting in a net gain on sale of $1.1 million. During the six months ended June 30, 2014, income from sales of residential condominiums totaled $12.9 million. We sold 75 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $12.1 million, and 16 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.8 million. For the six months ended June 30, 2013, income from sales of 43 residential condominium units from Veer Towers in Las Vegas, NV totaled $7.4 million.

Other income

Tenant recoveries totaled $4.2 million for the six months ended June 30, 2014, compared to none for the six months ended June 30, 2013. The increase of $4.2 million reflects the fact that we held only net leased properties and residential condominium units, which do not receive tenant recoveries, for the six months ended June 30, 2013, while our real estate portfolio included other real estate for the six months ended June 30, 2014 which provide tenant recoveries.

Fee income totaled $4.5 million for the six months ended June 30, 2014, compared to $3.6 million for the six months ended June 30, 2013. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $0.9 million increase in fee income year over year was due to an increase in fee generating activity, primarily the increase in loan origination volume.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $51.6 million for the six months ended June 30, 2014, which was comprised of an unrealized loss of $16.8 million and a realized loss of $34.8 million, compared to a gain of $22.9 million which was comprised of an unrealized gain of $20.3 million offset by a realized gain of $2.6 million, for the six months ended June 30, 2013, a negative change of $74.5 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2014 was primarily related to a decrease in interest rates during the six months ended June 30, 2014, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

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

Earnings from investment in unconsolidated joint ventures totaled $1.3 million for the six months ended June 30, 2014, compared to $1.0 million for the six months ended June 30, 2013. The increase of $0.3 million reflects the higher investment balances.

Unrealized gain (loss) on Agency interest-only securities, net

Unrealized gain (loss) on Agency interest-only securities, net represented a gain of $1.7 million for the six months ended June 30, 2014, compared to a loss of $5.0 million for the six months ended June 30, 2013. The positive change of $6.7 million in unrealized gain (loss) on Agency interest-only securities, net was primarily related to an increase in interest rates during the six months ended June 30, 2014 and a decline in interest rates during the six months ended June 30, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $46.5 million for the six months ended June 30, 2014, compared to $33.6 million for the six months ended June 30, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense attributed to increased headcount in 2014 was offset by increased originator bonuses accrued in 2013 related to 2013 profitability.

Operating expenses

Operating expenses totaled $6.7 million for the six months ended June 30, 2014, compared to $5.0 million for the six months ended June 30, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $15.0 million for the six months ended June 30, 2014, compared to $6.4 million for the six months ended June 30, 2013. The increase of $8.6 million in real estate operating expense was primarily related to the fact that we held primarily net leased properties and residential condominium units for the six months ended June 30, 2013, while our real estate portfolio included other real estate purchased through consolidated, majority-owned joint ventures with operating partners for the six months ended June 30, 2014, which provide operating expenses incurred by the consolidated joint ventures.

Fee expense

Fee expense totaled $1.2 million for the six months ended June 30, 2014, compared to $5.2 million for the six months ended June 30, 2013. Fee expense is comprised primarily of real estate acquisition costs. The decrease of $4.0 million in fee expense was primarily related to the decrease in the purchases of real estate from $158.0 million for the six months ended June 30, 2013 to none for the six months ended June 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $14.4 million for the six months ended June 30, 2014, compared to $6.2 million for the six months ended June 30, 2013. The $8.2 million increase in depreciation and amortization is attributable to increased real estate of $561.2 million at June 30, 2014 versus $521.4 million at June 30, 2013. In addition, the property that produces the largest depreciation expense was purchased in early June 2013, providing approximately one month of depreciation expense during the six months ended June 30, 2013 compared to six months of depreciation expense for the six months ended June 30, 2014.

Income tax expense

Income tax expense totaled $13.5 million for the six months ended June 30, 2014, compared to $3.7 million for the six months ended June 30, 2013. The increase of $9.8 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to federal, state and local income taxes (including NYC UBT on the LLLP).  Prior to the IPO and Reorganization Transactions the Company was an LLLP subject to the New York City Unincorporated Business Tax only. The share of income from the Company that is subject to federal and state income taxes will increase as Continuing LCFH Limited Partners convert their LP Units into shares of Class A common stock and as a result, the relative ownership of the LLLP by the Company increases.

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

Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under various financing arrangements, (4) principal repayments on investments including mortgage loans and securities, (5) borrowings under our credit agreement, (6) borrowings under our revolving credit facility, (7) proceeds from securitizations and sales of loans, (8) proceeds from the sale of securities, (9) proceeds from the sale of real estate, (10) proceeds from the issuance of the Notes, and (11) proceeds from the issuance of equity capital.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indenture governing the Notes (the “Indenture”) and our other debt agreements. Under the Indenture, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indenture) is less than or equal to 4.00 to 1.00, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 2.46 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

As of June 30, 2014, we had unrestricted cash of $85.0 million, unencumbered loans of $419.9 million, unencumbered securities of $223.0 million and restricted cash of $38.0 million.

Our captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval. The Company established a broker dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $85.0 million and $78.7 million at June 30, 2014 and December 31, 2013, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $415.7 million during the six months ended June 30, 2014, and were a net provider of cash of $235.4 million for the six months ended June 30, 2013. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2014 and December 31, 2013 are set forth in the table below ($ in thousands):

	As of June 30, 2014	As of December 31, 2013
	($ in thousands)

Committed loan facilities	$178,970	$159,313
Committed securities facility	20,000	88,921
Uncommitted securities facilities	486,723	361,601
Total repurchase agreements	685,693	609,835
Long-term financing	314,555	291,053
Borrowings from the FHLB	903,000	989,000
Senior unsecured notes	325,000	325,000
Total	$2,228,248	$2,214,888

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways, a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x if certain liquidity thresholds are not satisfied. The Company was in compliance with all covenants as of June 30, 2014 and December 31, 2013. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, as outlined in the table below, totaling $1.2 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2014.

We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, and, if the estimated market value of the included collateral declines, the lenders have the right to require additional collateral or a full and/or partial repayment of the facilities (margin call), sufficient to rebalance the facilities. Typically, the facilities are established with stated guidelines regarding the maximum percentage of the collateral asset’s market value that can be borrowed. We often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

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

Our committed and uncommitted loan and securities repurchase agreement facilities as of June 30, 2014 were as follows:

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at June 30, 2014	Maturity	Options	Collateral	Collateral	Collateral

$300,000,000	$78,015,745	$221,984,255	2.65%	5/18/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$167,341,438	$167,341,438

$250,000,000	$25,160,900	$224,839,100	Between 2.40% and 3.04%	4/10/2016	Two additional 364 day periods at Company’s option	First mortgage commercial real estate loans	$42,951,660	$44,116,726

$450,000,000	$75,793,707	$374,206,293	Between 3.15% and 3.17%	5/26/2017	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$221,895,900	$221,895,900

$150,000,000	$—	$150,000,000		12/31/2014	N/A	First mortgage commercial real estate loans	$—	$—

$1,150,000,000	$178,970,352	$971,029,648					$432,188,998	$433,354,064

$300,000,000	$20,000,000	$280,000,000	1.25%	4/30/2015	N/A	Investment grade commercial real estate securities	$98,173,451	$98,173,451

$—	$486,723,000	$—	Between 0.45% and 1.65%	Various	N/A	Investment grade commercial real estate securities	$574,037,233	$574,037,233

$1,450,000,000	$685,693,352	$1,251,029,648					$1,104,399,682	$1,105,564,748

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter:

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			TALF
		Average	Maximum		Average	Maximum		Average	Maximum
	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any
Quarter Ended	balance	balance	month-end	balance	balance	month-end	balance	balance	month-end
	($ in thousands)
September 30, 2011	1,773,005	1,846,206	2,017,311	1,730,846	1,775,841	1,932,844	42,159	70,365	84,468
December 31, 2011	1,597,077	1,804,540	1,929,282	1,597,077	1,790,487	1,887,260	—	14,053	42,159
March 31, 2012	1,551,245	1,634,731	1,692,270	1,551,245	1,634,731	1,692,270	—	—	—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—

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

The Company raised $238.5 million of additional capital, after expenses, through our IPO during 2014.  The proceeds were primarily used to reduce outstanding collateralized borrowings under repurchase agreements.

The Company purchased $326.0 million of real estate securities during the three months ended June 30, 2014 which required additional repurchase agreement financing.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding under this facility.

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility will be available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility will have a six-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions under the Revolving Credit Facility. In addition, under the Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. Our ability to borrow under the Revolving Credit Facility will be dependent on, among other things, the LCFH’s compliance with the financial covenants. The Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

As of June 30, 2014, there were no borrowings outstanding under the Revolving Credit Facility.

Long-term financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the six months ended June 30, 2014, we executed no term debt agreements to finance real estate.  During the six months ended June 30, 2013, we executed 7 term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at 4.25% to 6.75% and matures in 2022 and 2023. The carrying value of these long-term nonrecourse mortgages include net unamortized premiums and discounts, representing proceeds received upon financing greater or less than the contractual amounts due under the agreements. The premiums and discounts are being amortized over the remaining life of the respective debt instruments using the effective interest method. Long-term financing totaled $314.6 million and $291.1 million at June 30, 2014 and December 31, 2013, respectively.

FHLB financing

On July 11, 2012, our wholly-owned subsidiary, Tuebor, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. As of June 30, 2014, Tuebor had $903.0 million of borrowings outstanding (with an additional $358.9 million of committed term financing available to us from the FHLB), with terms of overnight to 7 years, interest rates of 0.32% to 2.40%, and advance rates of 46% to 95% of the collateral. Collateral for the borrowings was comprised of $939.5 million of CMBS and U.S. Agency Securities and $226.7 million of mortgage loan receivables. As of December 31, 2013, Tuebor had $989.0 million of borrowings outstanding (with an additional $416.0 million of committed term financing available to us from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral. Collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $276.7 million of mortgage loan receivables. Tuebor is subject to state regulations which require that dividends (including dividends to us as its parent company) may only be made with regulatory approval.

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

LCFH issued the Notes with Ladder Capital Finance Corporation, as co-issuers on a joint and several basis.  Ladder Capital Finance Corporation is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2014, Ladder Capital Corp has a 51.0% economic interest in LCFH and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the operating partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of real estate securities provided net cash of $122.8 million for the six months ended June 30, 2014 and $210.2 million for the six months ended June 30, 2013.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. We also sell certain balance sheet loans to LCRIP I. Proceeds from sales of mortgage loans provided net cash of $1.7 billion for the six months ended June 30, 2014 and $1.4 billion for the six months ended June 30, 2013.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $229.9 million for the six months ended June 30, 2014 and $99.0 million for the six months ended June 30, 2013.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties leased to single tenants under long-term leases as well as a 13 story office building, a portfolio of office buildings and 26-story office building. From time to time we may sell these properties. For the three and six months ended June 30, 2014 sales from commercial real estate properties provided net proceeds of $25.2 and $25.2 million, respectively. For the three and six months ended June 30, 2013, there were no sales of these properties.

We own, through a majority-owned joint venture with an operating partner, a portfolio of unsold residential condominium units at Veer Towers in Las Vegas, NV, some of which are subject to residential leases. We intend to sell these properties over time.

During the three and six months ended June 30, 2014, the Company recorded $0.8 and $1.7 million of rental income from the condominium units, respectively. For the six months ended June 30, 2014, proceeds from the sale of 75 of these units provided net proceeds of $35.4 million. For the six months ended June 30, 2013, proceeds from the sale of 43 of these units provided net cash of $18.1 million.

We own residential condominium units at Terrazas River Park Village in Miami, FL. During the three and six months ended June 30, 2014, the Company recorded $1.3 and $2.7 million of rental income from the condominium units, respectively.  We sold 16 condominium units during the six months ended June 30, 2014, generating aggregate gains on sale of $0.8 million. We intend to sell the remaining units over time.

Proceeds from the issuance of equity

For the six months ended June 30, 2014, we realized net proceeds of $238.5 million in connection with the issuance of our Class A common stock.  There were no proceeds realized for the issuance of equity for the six months ended June 30, 2013. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of June 30, 2014 were as follows ($ in thousands):

	Contractual Obligations as of June 30, 2014
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$945,932	$412,761	$185,000	$359,555	$1,903,248
Interest payable(1)	45,279	85,324	58,812	35,124	224,539
Other funding obligations	178,476	—	—	—	178,476
Operating lease obligations	891	2,507	2,361	3,640	9,399
Senior unsecured notes	—	—	325,000	—	325,000
Unused facility fees	—	—	—	—	—
Total	$1,170,578	$500,592	$571,173	$398,319	$2,640,662

(1)                                 For borrowings with variable interest rates, we used the rates in effect as of June 30, 2014 to determine the future interest payment obligations.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.  Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our highly liquid collateral.

Off-balance sheet arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of June 30, 2014, our off-balance sheet arrangements consisted of $155.3 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2013, our off-balance sheet arrangements consisted of $71.5 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65.3 million to provide additional first mortgage loan financing and $6.2 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Combined Consolidated Balance Sheets and are not reflected on our Combined Consolidated Balance Sheets.

Critical accounting policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K and in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

In June 2014, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial condition or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

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

Reconciliation of non-GAAP financial measures

We present Core Earnings, which is a non-GAAP measure, as a supplemental measure of our performance. We define Core Earnings as income before taxes adjusted to exclude (i) net (income) loss attributable to noncontrolling interests in our consolidated joint ventures, (ii) real estate depreciation and amortization, (iii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period, (iv) unrealized gains/(losses) related to our investments in Agency interest-only securities, (v) the premium (discount) on long-term financing and the related amortization of premium (discount) on long-term financing, (vi) non-cash stock-based compensation and (vii) certain one-time items. As discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” We exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed.” As more fully discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and derivatives which we use to hedge asset values.

Set forth below is an unaudited reconciliation of income before taxes to Core Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Income before taxes	$38,441	$61,395	$62,131	$151,513
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(46)	354	145	327
Real estate depreciation and amortization (1)	5,005	2,938	11,947	5,925
Adjustments for unrecognized derivative results (2)	17,320	(30,224)	37,982	(31,897)
Unrealized (gain) loss on agency IO securities, net	(2,782)	4,789	(1,748)	5,039
Premium (discount) on long-term financing, net of amortization thereon	(163)	326	1,028	2,361
Non-cash stock-based compensation	4,521	1,345	7,662	2,008
Core Earnings	$62,296	$40,923	$119,147	$135,276

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		($ in thousands)		($ in thousands)
(1)	Depreciation - real estate (a)	$6,881	$2,938	$14,171	5,925
	Depreciation - fixed assets	137	137	274	274
	Depreciation	$7,018	$3,076	$14,445	$6,199

	Realized gain from accumulated depreciation on real estate sold (b)	1,876	—	2,224	—
	Realized gain on sale of real estate, net	7,184	3,665	13,529	7,363
	Sale of real estate, net	$9,060	$3,665	$15,753	$7,363

	Depreciation - real estate (a)	6,881	2,938	14,171	5,925
	Realized gain from accumulated depreciation on real estate sold (b)	(1,876)	—	(2,224)	—
	Real estate depreciation and amortization	$5,005	$2,938	$11,947	$5,925

(2)	Hedging interest expense	$(2,333)	$(2,653)	$(3,477)	$(4,865)
	Hedging realized result (futures)	(5,620)	572	(4,152)	4,086
	Hedging realized result (swaps)	(0)	(7,464)	(5,949)	(8,169)
	Hedging unrecognized result	(17,320)	30,224	(37,982)	31,897
	Net results from derivative transactions	$(25,273)	$20,679	$(51,560)	$22,949

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Number of loans	36	31	78	66
Face amount of loans sold into securitizations ($ in thousands)	$885,997	$356,442	$1,658,382	$1,153,649
Number of securitizations	3	1	5	3

Income from sale of securitized loans, net ($ in thousands)(1)	$45,218	$34,406	$86,528	$116,656
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$(5,364)	$(5,630)	$(11,313)	$(3,466)
Net results from loans sold into securitizations ($ in thousands)	$39,854	$28,776	$75,215	$113,190

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Income from sale of loans (non-securitized), net	$201	$1,408	$193	$2,165
Income from sale of securitized loans, net	45,218	34,406	86,528	116,656
Income from sale of loans, net	$45,419	$35,814	$86,721	$118,821

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(19,909)	$26,309	$(40,247)	$26,415
Hedge gain/(loss) related to loans securitized	(5,364)	(5,630)	(11,313)	(3,466)
Net results from derivative transactions	$(25,273)	$20,679	$(51,560)	$22,949

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Interest expense	$(16,752)	$(11,942)	$(31,593)	$(23,149)
Net interest expense component of hedging activities (1)	(2,333)	(2,653)	(3,477)	(4,865)
Cost of funds	$(19,085)	$(14,595)	$(35,070)	$(28,014)

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		($ in thousands)		($ in thousands)
(1)	Net interest expense component of hedging activities	$(2,333)	$(2,653)	$(3,477)	$(4,865)
	Hedging realized result (futures)	(5,620)	572	(4,152)	4,086
	Hedging realized result (swaps)	—	(7,464)	(5,949)	(8,169)
	Hedging unrecognized result	(17,320)	30,224	(37,982)	31,897
	Net result from derivative transactions	$(25,273)	$20,679	$(51,560)	$22,949

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s interest income stream from loans and securities is generally fixed over the life of its assets, whereas it uses floating-rate debt to finance a significant portion of its investments. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate swap and futures agreements. Interest rate swap and futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than five years, including newly originated conduit first mortgage loans, securities in the Company’s CMBS portfolio if long enough in duration, and most of its U.S. Agency Securities portfolio.

The following table summarizes the change in net income for a 12-month period commencing June 30, 2014 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2014, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(3,570)	$32,577
Increase by 1.00%	7,799	(32,209)

Market Value Risk

The Company’s securities investments are reflected at their estimated fair value. The change in estimated fair value of securities available-for-sale is reflected in accumulated other comprehensive income. The change in estimated fair value of Agency interest-only securities is recorded in current period earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the market value of the Company’s assets may be adversely impacted. The Company’s fixed rate mortgage loan portfolio is subject to the same risks. However, to the extent those loans are classified as held for sale, they are reflected at the lower of cost or market. Otherwise, held for investment mortgage loans are reflected at values equal to the unpaid principal balances net of certain fees, costs and loan loss allowances.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only be able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s captive insurance company subsidiary is subject to state regulations which require that dividends may only be made with regulatory approval. The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations which require that dividends may only be made with regulatory approval.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of June 30, 2014, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of, and with the participation of, management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2014 to the risk factors in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1

Second Supplemental Indenture, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

10.1	2014 Deferred Compensation Plan
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of June 30, 2014, (ii) the Combined Consolidated Statements of Income for the three and six months ended June 30, 2014, (iii) the Combined Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the six months ended June 30, 2014, (v) the Combined Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: August 6, 2014	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: August 6, 2014	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer