Form 10-Q
period 2014-09-30
Ladder Capital Corp
filed 2014-11-07
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2014
Class A Common Stock, $0.001 par value	51,471,579
Class B Common Stock, no par value	47,655,160

LADDER CAPITAL CORP

FORM 10-Q

September 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely,” “continue,” “design,” and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•                  risks discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Annual Report”), as well as our combined consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”);

•                  changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;

•                  changes to our business and investment strategy;

•                  our ability to obtain and maintain financing arrangements;

•                  the financing and advance rates for our assets;

•                  our actual and expected leverage;

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

•                  a potential downgrade in the credit ratings assigned to our investments;

•                  the impact of and changes in governmental regulations, tax laws and rates, accounting guidance and similar matters;

•                  our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the ‘‘Investment Company Act’’);

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

•                  the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•                  the prepayment of the mortgages and other loans underlying our mortgage-backed and other asset-backed securities.

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. The forward-looking statements contained in this Quarterly Report are made as of the date hereof, and the Company assumes no obligation to update or supplement any forward-looking statements.

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company and its primary asset is a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”). Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to LCFH (or “Predecessor”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its combined consolidated subsidiaries.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The combined consolidated financial statements of Ladder Capital Corp and Predecessor and the notes related to the foregoing combined consolidated financial statements are included in this Item 1.

Ladder Capital Corp and Predecessor

Combined Consolidated Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$87,833,330	$78,742,257
Cash collateral held by broker	54,524,990	28,520,788
Mortgage loan receivables held for investment, net, at amortized cost	1,323,279,126	539,078,182
Mortgage loan receivables held for sale	206,501,369	440,489,789
Real estate securities, available-for-sale:
Investment grade commercial mortgage backed securities	1,652,052,327	1,164,936,448
GN construction securities	23,004,029	13,006,860
GN permanent securities	39,312,154	113,216,186
Interest-only securities	462,246,662	366,086,700
Real estate, net	652,587,432	624,219,015
Investments in unconsolidated joint ventures	5,938,241	9,262,762
FHLB stock	59,740,000	49,450,000
Derivative instruments	5,750,654	8,244,355
Due from brokers	4,276	1,503
Accrued interest receivable	21,074,036	14,971,167
Other assets	79,944,556	38,837,255
Total assets	$4,673,793,182	$3,489,063,267
Liabilities and Capital
Liabilities
Repurchase agreements	$761,627,218	$609,834,793
Mortgage loan financing	398,265,284	291,053,406
Borrowings from the FHLB	1,291,000,000	989,000,000
Senior unsecured notes	625,000,000	325,000,000
Derivative instruments	7,529,568	7,031,033
Amount payable pursuant to tax receivable agreement	672,235	—
Accrued expenses	74,139,211	64,400,382
Other liabilities	29,989,945	17,509,888
Total liabilities	3,188,223,461	2,303,829,502
Commitments and contingencies
Equity (capital)
Series A preferred units	—	825,985,422
Series B preferred units	—	290,846,531
Common units	—	59,565,278
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 51,471,579 shares issued and outstanding	51,471	—
Class B common stock, no par value, 100,000,000 shares authorized; 47,656,143 shares issued and outstanding	—	—
Additional paid-in capital	735,410,376	—
Retained earnings	39,813,107	—
Accumulated other comprehensive income/(loss)	(2,043,445)	—
Total shareholders’ equity (partners’ capital)	773,231,509	1,176,397,231
Noncontrolling interest in operating partnership	704,720,635	—
Noncontrolling interest in consolidated joint ventures	7,617,577	8,836,534
Total equity (capital)	1,485,569,721	1,185,233,765

Total liabilities and equity (capital)	$4,673,793,182	$3,489,063,267

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net interest income
Interest income	$48,459,116	$29,633,069	$130,393,530	$91,062,175
Interest expense	19,927,907	12,554,368	51,520,832	35,703,283
Net interest income	28,531,209	17,078,701	78,872,698	55,358,892

Provision for loan losses	150,000	150,000	450,000	450,000
Net interest income after provision for loan losses	28,381,209	16,928,701	78,422,698	54,908,892

Other income
Operating lease income	12,810,260	10,235,147	38,826,961	25,152,332
Tenant recoveries	2,251,647	974,500	6,474,024	1,447,641
Sale of loans, net	20,413,788	22,225,041	107,135,195	141,046,263
Gain (loss) on securities	14,074,245	(1,394,468)	21,259,266	4,481,847
Sale of real estate, net	8,471,437	3,524,727	24,224,538	10,887,448
Fee income	2,715,223	1,721,994	7,215,942	5,324,872
Net result from derivative transactions	1,125,186	(6,313,247)	(50,434,804)	16,635,489
Earnings from investment in unconsolidated joint ventures	326,465	1,362,527	1,662,025	2,351,878
Unrealized gain (loss) on Agency interest-only securities	(1,282,308)	3,188,919	465,597	(1,849,924)
Gain on assignment of mortgage loan financing	431,465	—	431,465	—
Total other income	61,337,408	35,525,140	157,260,209	205,477,846
Costs and expenses
Salaries and employee benefits	19,829,972	14,343,883	66,316,170	47,937,276
Operating expenses	6,190,467	5,870,491	12,895,587	11,336,738
Real estate operating expenses	7,149,488	4,417,850	22,131,024	11,309,438
Fee expense	2,208,412	561,420	3,423,498	5,754,432
Depreciation and amortization	6,829,090	5,409,797	21,274,084	11,608,986
Total costs and expenses	42,207,429	30,603,441	126,040,363	87,946,870
Income before taxes	47,511,188	21,850,400	109,642,544	172,439,868
Income tax expense	10,334,853	663,868	23,822,694	3,450,948
Net income	37,176,335	21,186,532	85,819,850	168,988,920
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	306,209	(1,024,751)	451,320	(697,721)
Net (income) loss attributable to predecessor unitholders	—	$20,161,781	12,628,031	$168,291,199
Net (income) loss attributable to noncontrolling interest in operating partnership	(22,826,566)		(59,086,094)
Net income attributable to Class A common shareholders	$14,655,978		$39,813,107

Earnings per share:
Basic	$0.30		$0.81
Diluted	$0.28		$0.74

Weighted average shares outstanding:
Basic	49,394,399		49,101,904
Diluted	97,918,235		97,750,385

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$37,176,335	$21,186,532	$85,819,850	$168,988,920

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	(7,211,604)	4,395,335	30,510,716	(6,559,849)
Reclassification adjustment for (gains) losses included in net income (2)	(11,351,542)	1,394,468	(18,860,093)	(4,481,847)

Total other comprehensive income (loss)	(18,563,146)	5,789,803	11,650,623	(11,041,696)

Comprehensive income	18,613,189	26,976,335	97,470,473	157,947,224
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	306,209	(1,024,751)	451,320	(697,721)
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$18,919,398	$25,951,584	$97,921,793	$157,249,503
Comprehensive (income) loss attributable to predecessor unitholders	—		(4,379,909)
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(11,418,092)		(55,859,150)
Comprehensive income attributable to Class A common shareholders	$7,501,306		$37,682,734

(1) Amounts are net of provision for (benefit from) income taxes of ($2,049,031) and $0 for the three months ended September 30, 2014 and 2013, respectively, and $3,180,777 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

(2) Amounts are net of (provision for) benefit from income taxes of ($3,225,310) and $0 for the three months ended September 30, 2014 and 2013, respectively, and ($4,473,917) and $0 for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Changes in Equity/Capital

(unaudited)

Predecessor’s Partners’ Capital				Shareholders’ Equity
										Accumulated Other	Noncontrolling Interests		Total Stockholders’
Series A	Series B	Common		Class A Common Stock		Class B Common Stock		Additional Paid-	Retained	Comprehensive	Operating	Consolidated	Equity/Partners
Preferred Units	Preferred Units	Units	LP Units	Shares	Par	Shares	Par	in-Capital	Earnings	Income	Partnership	Joint Ventures	Capital

Balance, December 31, 2012	$781,100,600	$272,215,202	$44,372,247	$—	—	$—	—	$—	$—	$—	$—	$—	$582,166	$1,098,270,215
Contributions	—	1,800,000	—	—	—	—	—	—	—	—	—	—	9,845,654	11,645,654
Distributions	(58,092,429)	(18,333,605)	(19,016,182)	—	—	—	—	—	—	—	—	—	(493,136)	(95,935,352)
Equity based compensation	—	2,428,078	453,369	—	—	—	—	—	—	—	—	—	—	2,881,447
Net income (loss)	115,349,646	36,670,087	37,811,503	—	—	—	—	—	—	—	—	—	(1,098,150)	188,733,086
Other comprehensive income	(12,372,395)	(3,933,231)	(4,055,659)	—	—	—	—	—	—	—	—	—	—	(20,361,285)
Balance, December 31, 2013	$825,985,422	$290,846,531	$59,565,278	$—	—	$—	—	$—	$—	$—	$—	$—	$8,836,534	$1,185,233,765
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,277,929	1,277,929
Distributions	—	(368,983)	—	—	—	—	—	—	—	—	—	(44,828,810)	(2,045,566)	(47,243,359)
Equity based compensation	—	290,171	—	—	—	—	—	—	235,673	—	—	9,777,973	—	10,303,817
Issuance of common stock (IPO)	—	—	—	—	16,925,013	16,925	—	—	259,020,575	—	—	—	—	259,037,500
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	—	—	(6,897)	—	—	—	—	(124,723)	—	(124,723)
Offering costs	—	—	—	—	—	—	—	—	(20,523,458)	—	—	—	—	(20,523,458)
Reorganization transactions	(828,576,853)	(291,680,215)	(60,441,260)	1,180,698,328	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,601,646)	33,672,192	33,672	—	—	483,567,974	—	—	—	—	—
Exchange of predecessor LP Units for common stock	—	—	—	(697,096,682)	—	—	48,537,414	—	—	—	—	697,096,682	—	—
Exchange of noncontrolling interest for common stock	—	—	—	—	874,374	874	(874,374)	—	12,826,991	—	—	(12,827,865)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	137,777	—	—	—	—	137,777
Net income (loss)	(7,471,541)	(2,630,884)	(2,525,606)	—	—	—	—	—	—	39,813,107	—	59,086,094	(451,320)	85,819,850
Other comprehensive income	10,062,972	3,543,380	3,401,588	—	—	—	—	—	—	—	(2,130,373)	(3,226,944)	—	11,650,623
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	144,844	—	86,928	(231,772)	—	—
Balance, September 30, 2014	—	—	—	—	51,471,579	51,471	47,656,143	—	735,410,376	39,813,107	(2,043,445)	704,720,635	7,617,577	1,485,569,721

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp and Predecessor

Combined Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$85,819,850	$168,988,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,274,084	11,608,986
Unrealized (gain) loss on derivative instruments	2,752,740	5,030,545
Unrealized (gain) loss on Agency interest-only securities	(465,597)	1,849,924
Provision for loan losses	450,000	450,000
Amortization of equity based compensation	10,303,817	2,194,673
Amortization of deferred financing costs included in interest expense	4,080,794	3,293,359
Amortization of premium on mortgage loan financing	(471,162)	(403,203)
Amortization of above- and below-market lease intangibles	533,080	—
Accretion/amortization of discount, premium and other fees on loans and securities	63,752,742	40,487,633
Realized gain on sale of mortgage loan receivables held for sale	(107,135,195)	(141,046,263)
Realized gain on real estate securities	(21,259,266)	(4,481,847)
Realized gain on sale of real estate	(24,224,538)	(10,887,448)
Realized gain on assignment of mortgage loan financing	(431,465)	—
Origination of mortgage loan receivables held for sale	(2,027,845,247)	(1,572,035,040)
Repayment of mortgage loan receivables held for sale	950,955	5,603,753
Proceeds from sales of mortgage loan receivables held for sale	2,379,817,907	2,246,099,121
Accrued interest receivable	(6,102,869)	649,333
Earnings on investment in unconsolidated joint ventures	(1,662,025)	(2,351,878)
Distributions of return on capital from investment in unconsolidated joint ventures	1,731,695	2,804,880
Deferred tax asset	(5,543,859)	—
Changes in operating assets and liabilities:
Due to brokers	—	18,153,020
Due from brokers	(2,773)	(21,502,918)
Other assets	(26,291,641)	(25,373,397)
Amount payable pursuant to tax receivable agreement	672,235	—
Accrued expenses and other liabilities	16,004,505	36,223,768
Net cash provided by (used in) operating activities	366,708,767	765,355,921
Cash flows used in investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(790,594)	(1,075,479)
Purchase of derivative instruments	(7,125)	(20,000)
Purchases of real estate securities	(1,286,236,301)	(707,021,887)
Repayment of real estate securities	165,755,531	330,611,532
Proceeds from sales of real estate securities	565,099,884	133,874,777
Purchase of FHLB stock	(10,290,000)	(23,300,000)
Origination and purchases of mortgage loan receivables held for investment	(951,438,160)	(233,727,109)
Repayment of mortgage loan receivables held for investment	159,328,718	184,292,674
Reduction (addition) of cash collateral held by broker	(25,213,608)	28,877,353
Addition of deposits received for loan originations	6,461,002	11,357,534
Security deposits included in other assets	(5,288,660)	—
Capital contributions to investment in unconsolidated joint ventures	—	(4,676,914)
Distributions of return of capital from investment in unconsolidated joint ventures	3,254,851	4,824,245
Purchases of real estate and capital improvements	(128,968,131)	(158,102,978)
Proceeds from sale of real estate	103,461,515	27,666,715
Net cash provided by (used in) investing activities	(1,404,871,078)	(406,419,537)
Cash flows from financing activities:
Deferred financing costs	(7,215,212)	(3,696,880)
Proceeds from repurchase agreements	7,141,261,983	3,374,644,489
Repayment of repurchase agreements	(6,989,469,558)	(4,162,410,192)
Proceeds from borrowings under credit agreements	15,000,000	30,000,000
Repayment of borrowings under credit agreements	(15,000,000)	(30,000,000)
Proceeds from revolving credit facility	25,000,000	—
Repayment of revolving credit facility	(25,000,000)	—
Proceeds from mortgage loan financing	138,552,904	185,037,630
Repayment of mortgage loan financing	(30,438,399)	(71,478)
Proceeds from FHLB borrowings	4,165,000,000	3,729,500,000
Repayments of FHLB borrowings	(3,863,000,000)	(3,383,500,000)
Proceeds from Notes issued	300,000,000	—
Partners’ capital contributions	—	1,800,000
Partners’ capital distributions	(368,983)	(90,975,313)
Capital contributed by a noncontrolling interest	1,277,929	8,437,262
Capital distributed by a noncontrolling interest	(46,874,376)	(353,136)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(124,723)	—
Issuance of common stock	259,037,500	—
Common stock offering costs	(20,523,458)	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	137,777	—
Net cash provided by (used in) financing activities	1,047,253,384	(341,587,618)
Net increase (decrease) in cash	9,091,073	17,348,766
Cash and cash equivalents at beginning of period	78,742,257	45,178,565
Cash and cash equivalents at end of period	$87,833,330	$62,527,331
Supplemental information:
Cash paid for interest	$50,508,752	$33,670,316
Cash paid for income taxes	$9,539,391	$3,274,256

Supplemental disclosure of non-cash operating activities:
Establishment of deferred tax asset	$5,543,859	$—
Supplemental disclosure of non-cash investing activities:
Transfer from mortgage loan receivables held for investment, at amortized cost to mortgage loan receivable held for sale	$11,800,000	$8,460,174
Transfer from real estate, net to real estate held for sale	$19,321,600	$—
Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$483,567,974	$—
Exchange of noncontrolling interest for common stock	$697,096,682	$—
Change in other comprehensive income related to change in current and deferred tax asset	$1,293,140	$—
Rebalancing of ownership percentage between Company and Operating Partnership	$231,772	$—

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

Pursuant to the Amended and Restated LLLP Agreement, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) have the right to exchange their LP Units for shares of Ladder Capital Corp’s Class A common stock on a one-for-one basis.

As a result of the Company’s acquisition of LP Units of LCFH and LCFH’s election under Section 754 of the Internal Revenue Code, the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

As a result of the transactions described above:

•                  Ladder Capital Corp became the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Accordingly, Ladder Capital Corp had a 51.0% economic interest in LCFH, and Ladder Capital Corp has a majority voting interest and controls the management of LCFH. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners to the extent the book value of their interest in LCFH is greater than zero;

•                  50,597,205 shares of Ladder Capital Corp’s Class A common stock were outstanding (comprised of 15,237,500 shares issued to the investors in the IPO, 33,672,192 shares issued to the Exchanging Existing Owners and 1,687,513 shares issued to certain directors, officers, and employees in connection with the IPO), and 48,537,414 shares of Ladder Capital Corp’s Class B common stock were outstanding.  Class B common stock has no economic interest but rather voting interest in the Company. With respect to LCFH, 99,134,619 LP Units of LCFH were outstanding, of which 50,597,205 LP Units were held by Ladder Capital Corp and its subsidiaries and 48,537,414 units were held by the Continuing LCFH Limited Partners; and

•                  LP Units are exchangeable on a one-for-one basis for shares of Ladder Capital Corp Class A common stock. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock are required to be cancelled. LCFH LP units and Ladder Capital Corp Class B common stock cannot be legally separated.  However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the cancelled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units are exchanged. As a result of the Company’s acquisition of LP Units of LCFH and LCFH’s election under Section 754 of the Internal Revenue Code, the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

The Reorganization Transactions and the IPO are collectively referred to as the “IPO Transactions.”

2.                            SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Combination and Consolidation

The accompanying combined consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows.  The interim combined consolidated financial statements should be read in conjunction with audited consolidated financial statements for the year ended December 31, 2013 of our Predecessor, LCFH, which are included in the Company’s annual report on Form 10-K, as certain disclosures which would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report.  Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim combined consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our combined consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. As of September 30, 2014, the Company does not have investments in VIEs.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2014, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $231,772 as of September 30, 2014.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of resulting changes are reflected in the combined consolidated financial statements in the period the changes are deemed to be necessary.  Significant estimates made in the accompanying combined consolidated financial statements include, but are not limited to the following:

•                  valuation of real estate securities;

•                  determination of effective yield for recognition of interest income;

•                  determination of other than temporary impairment of real estate securities;

•                  useful lives of intangible assets;

•                  impairment, and estimated useful life, of intangible assets;

•                  amounts payable pursuant to the tax receivable agreement;

•                  determination of the effective tax rate for income tax provision;

•                  loan loss provision;

•                  certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting; and

•                  certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees.

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of September 30, 2014 and December 31, 2013. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), the results of operations and the related gain or loss on sale of properties that have been sold are reflected in other income and not reflected as real estate held for sale or presented in discontinued operations in the consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year.  Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowner’s association.

Certain of the Company’s real estate is leased to others on a net lease basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. These leases are for fixed terms of varying length and provide for annual rentals. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable within other assets in the consolidated balance sheets.

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

The Company allocates the purchase price of acquired properties and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets generally related to above/below market leases, in-place lease values and tenant relationship values acquired based an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, and insurance and other operating expenses. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

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

Sales of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale. Instead it may record a sale but may defer some or all of the gain recognition or it may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional LCFH LP Units may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges are expected to result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Company has entered into a tax receivable agreement (“TRA”) with its Continuing LCFH Limited Partners that will provide for the payment by the Company to its Continuing LCFH Limited Partners of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by its Continuing LCFH Limited Partners and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this TRA. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the TRA, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the TRA. The term of the TRA commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase described above as a deferred tax asset in the condensed consolidated and combined statements of financial condition. The amount due to its Continuing LCFH Limited Partners related to the TRA as a result of the initial purchase described above is recorded as amount due pursuant to TRA in the condensed consolidated and combined statements of financial condition.

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as a component of general and administrative expense on its combined consolidated statements of income. For the three and nine months ended September 30, 2014 and 2013, the Company did not have any interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Prior Period Reclassification

In connection with the filing of the Company’s Form 10-Q for the 3 and 9-months ended September 30, 2013, the Company determined that it had incorrectly classified certain amounts as income tax expense rather than real estate operating and operating expenses in the 3 and 6-months ended June 30, 2013.  The Company correctly reflected such amounts in the 9-months ended September 30, 2013 and correctly reflected such amounts in Note 15 in the Form 10-K for the year ended December 31, 2013.  However, the Company did not appropriately reflect these amounts when it reported the 3 and 6-months ended June 30, 2013 again for comparative purposes in its quarterly filing on Form 10-Q for June 30, 2014.  The Company does not believe the correction of these amounts is material to the financial statements as filed; however, to correctly reflect these amounts in the quarterly footnote in the Form 10-K for the year ended December 31, 2014, the following adjustments will be reflected:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	As Reported	Reclassification	As revised	As Reported	Reclassification	As revised

Operating Expense	$2,736,255	$449,925	$3,186,180	$5,009,124	$449,925	$5,459,049
Real estate operating expense	3,544,717	473,645	4,018,362	6,425,142	473,645	6,898,787

Income before tax	$61,395,302	$(923,570)	$60,471,732	$151,513,037	$(923,570)	$150,589,467
Income tax expense	1,615,757	(896,440)	719,317	3,683,520	(896,440)	2,787,080
Net income	$59,779,545	$(27,130)	$59,752,415	$147,829,517	$(27,130)	$147,802,387

The Company has correctly reflected these items in this filing for the nine-month period ended September 30, 2013.

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ended March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company anticipates adopting this update in the quarter ended March 31, 2015 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In August 2014, FASB issued ASU 2014-13, Consolidation” (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In June 2014, FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company anticipates adopting this update in the quarter ended March 31, 2017 and is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial condition or results of operations.

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and to modify related disclosure requirements. Under this guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company adopted this guidance during the quarter ended March 31, 2014.

In July 2013, FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013.  This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

3.                            CAPITALIZED OFFERING COSTS

As described in Note 1, the Company completed an IPO of its Class A Common Stock on February 11, 2014. Costs directly attributable to the Company’s IPO of $20,523,458 were capitalized and charged against the proceeds of the IPO once completed.

4.                            MORTGAGE LOAN RECEIVABLES

September 30, 2014

				Weighted	Remaining
	Outstanding	Carrying		Average	Maturity
	Face Amount	Value		Yield (2)	(years)

Mortgage loan receivables held for investment, at amortized cost	$1,339,079,117	$1,323,279,126	(1)	7.70%	2.00
Mortgage loan receivables held for sale	206,415,369	206,501,369		4.80%	9.51
Total	$1,545,494,486	$1,529,780,495

December 31, 2013

				Weighted	Remaining
	Outstanding	Carrying		Average	Maturity
	Face Amount	Value		Yield (2)	(years)

Mortgage loan receivables held for investment, at amortized cost	$549,573,788	$539,078,182	(1)	9.76%	2.14
Mortgage loan receivables held for sale	440,774,789	440,489,789		5.47%	9.62
Total	$990,348,577	$979,567,971

(1)         The carrying amount of loan receivables held for investment are presented net of provision for loan losses of $2,950,000 and $2,500,000 at September 30, 2014 and December 31, 2013, respectively.

(2)         September 30, 2014 yields are used to calculate weighted average yield for floating rate loans.

The following table summarizes mortgage loan receivables by loan type:

	September 30, 2014		December 31, 2013
	Outstanding	Carrying	Outstanding	Carrying
	Face Amount	Value	Face Amount	Value
Mortgage loan receivables held for sale
First mortgage loan	$206,415,369	$206,501,369	$440,774,789	$440,489,789
Total mortgage loan receivables held for sale	206,415,369	206,501,369	440,774,789	440,489,789
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	1,194,465,584	1,182,571,784	420,672,555	413,564,066
Mezzanine loan	144,613,533	143,657,342	128,901,233	128,014,116
Total mortgage loan receivables held for investment, at amortized cost	1,339,079,117	1,326,229,126	549,573,788	541,578,182

Provision for loan losses	N/A	2,950,000	N/A	2,500,000
Total	$1,545,494,486	$1,529,780,495	$990,348,577	$979,567,971

For the nine months ended September 30, 2014 and 2013, the activity in our loan portfolio was as follows:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	233,727,109	1,572,035,040
Repayment of mortgage loan receivables	(184,292,674)	(5,603,753)
Proceeds from sales of mortgage loan receivables	—	(2,246,099,121)
Realized gain on sale of mortgage loan receivables	—	141,046,263
Transfer between held for investment and held for sale	(8,320,273)	8,320,273
Accretion/amortization of discount, premium and other fees	2,626,454	—
Loan loss provision	(450,000)	—
Balance September 30, 2013	$369,609,166	$93,031,322

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale
Balance December 31, 2013	$539,078,182	$440,489,789
Origination of mortgage loan receivables	951,438,160	2,027,845,247
Repayment of mortgage loan receivables	(159,328,718)	(950,955)
Proceeds from sales of mortgage loan receivables	—	(2,379,817,907)
Realized gain on sale of mortgage loan receivables	—	107,135,195
Transfer between held for investment and held for sale	(11,800,000)	11,800,000
Accretion/amortization of discount, premium and other fees	4,341,502	—
Loan loss provision	(450,000)	—
Balance September 30, 2014	$1,323,279,126	$206,501,369

During the three and nine months ended September 30, 2014 and 2013, the transfers of financial assets via sales of loans have been treated as sales by us under ASC 860.

The Company evaluates each of its loans for potential losses at least quarterly.  Its loans are typically collateralized by real estate directly or indirectly.  As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower.  Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties.  In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located.  Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired. However, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below.  Historically, the Company has not incurred losses on any originated loans.  At September 30, 2014 and December 31, 2013, there was $4,080,833 and $4,273,890, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  At September 30, 2014 and December 31, 2013, there was one loan on non-accrual status with an amortized cost of $4,620,000 and an unamortized discount of $3,452,500 included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Provision for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Provision for loan losses at beginning of period	$2,800,000	$2,200,000	$2,500,000	$1,900,000
Provision for loan losses	150,000	150,000	450,000	450,000
Charge-offs	—	—	—	—
Provision for loan losses at end of period	$2,950,000	$2,350,000	$2,950,000	$2,350,000

5.                            REAL ESTATE SECURITIES

CMBS, CMBS interest-only, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2014 and December 31, 2013 ($ in thousands):

September 30, 2014

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS	$1,617,189		$1,635,179	$19,692	$(2,819)	$1,652,052	121	AAA	3.62%	3.04%	3.83
CMBS interest-only	7,393,639	(1)	378,500	4,945	(419)	383,026	38	AAA	1.10%	3.98%	3.38
GNMA interest-only	1,613,053	(1)	81,808	2,038	(4,625)	79,221	37	AA+	0.93%	6.89%	4.56
GN construction securities	23,083		23,630	28	(654)	23,004	4	AA+	3.90%	3.52%	6.88
GN permanent securities	36,524		37,594	1,718	—	39,312	11	AA+	5.50%	4.95%	6.12
Total	$10,683,488		$2,156,711	$28,421	$(8,517)	$2,176,615

December 31, 2013

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS	$1,160,741		$1,156,230	$13,853	$(5,147)	$1,164,936	101	AAA	4.24%	4.08%	4.88
CMBS interest-only	5,702,862	(1)	256,869	2,204	(1,015)	258,058	21	AAA	1.00%	4.19%	3.38
GNMA interest-only	1,848,270	(1)	103,136	1,630	(4,889)	99,877	36	AA+	1.12%	5.32%	2.12
FHLMC interest-only	219,677	(1)	7,904	248	—	8,152	2	AA+	0.95%	5.21%	3.04
GN construction securities	12,858		13,261	36	(290)	13,007	8	AA+	4.11%	3.49%	6.57
GN permanent securities	108,310		110,724	2,492	—	113,216	14	AAA	5.53%	4.64%	3.27
Total	$9,052,718		$1,648,124	$20,463	$(11,341)	$1,657,246

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

The following is a breakdown of the fair value of the Company’s securities by remaining maturity based upon expected cash flows at September 30, 2014 and December 31, 2013 ($ in thousands):

September 30, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$354,813	$600,514	$691,573	$5,152	$1,652,052
CMBS interest-only	1,695	370,583	10,748	—	383,026
GNMA interest-only	—	54,935	24,286	—	79,221
GN construction securities	—	540	22,464	—	23,004
GN permanent securities	—	9,515	29,797	—	39,312
Total	$356,508	$1,036,087	$778,868	$5,152	$2,176,615

December 31, 2013

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$175,042	$390,116	$599,778	$—	$1,164,936
CMBS interest-only	7,482	250,576	—	—	258,058
GNMA interest-only	371	94,001	5,505	—	99,877
FHLMC interest-only	—	8,152	—	—	8,152
GN construction securities	—	3,280	9,727	—	13,007
GN permanent securities	62,605	15,080	28,841	6,690	113,216
Total	$245,500	$761,205	$643,851	$6,690	$1,657,246

There were $502,609 and $2,074,745 unrealized losses on securities recorded as other than temporary impairments for the three and nine months ended September 30, 2014, respectively, included in gain on securities in the combined consolidated statements of income. There were $1,362,013 unrealized losses on securities recorded as other than temporary impairments for the three and nine months ended September 30, 2013.

6.                            REAL ESTATE, NET

Acquisitions

During the nine months ended September 30, 2014, the Company acquired the following properties:

•                                          One retail property subject to long-term net lease obligations in O’Fallon, IL for $8,000,000 ($2,487,771 land, $5,387,710 building, $124,519 intangibles). At August 8, 2014, the date of acquisition, the retail property was 100.0% leased and occupied.

•                                          One retail property subject to long-term net lease obligations in El Centro, CA for $4,276,938 ($568,770 land, $3,133,440 building, $574,728 intangibles). At August 8, 2014, the date of acquisition, the retail property was 100.0% leased and occupied.

•                                          A portfolio of seven office buildings in Richmond, VA for $19,850,000 ($4,538,645 land, $12,633,194 building, $2,678,161 intangibles), through a consolidated, majority-owned joint venture. At August 14, 2014, the date of acquisition, the portfolio of office building was 90.1% leased and occupied.

•                                          One industrial property subject to long-term net lease obligations in Conyers, GA for $32,530,000 ($875,802 land, $27,396,474 building, $4,257,724 intangibles). At August 28, 2014, the date of acquisition, the industrial property was 100.0% leased and occupied.

•                                          A portfolio of four office buildings in St. Paul, MN for $62,339,752 ($9,415,121 land, $33,681,787 building, $19,242,844 intangibles), through a consolidated, majority-owned joint venture. At September 22, 2014, the date of acquisition, the portfolio of office building was 100.0% leased and occupied.

During the nine months ended September 30, 2013, the Company acquired the following properties:

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

Sales

The Company sold the following properties during the nine months ended September 30, 2014:

•                  On May 16, 2014, the Company sold one single-tenant retail property in Tilton, NH, subject to long-term net lease obligations, for a total of $8,426,444, resulting in a net gain on sale of $1,683,107.

•                  On June 25, 2014, the Company sold one office building in Richmond, VA, subject to long-term lease obligations, for a total of $16,793,524, resulting in a net gain on sale of $1,151,299.

•                  On September 30, 2014, the Company sold one single-tenant retail property in Yulee, FL, subject to long-term net lease obligations, for a total of $1,436,295, resulting in a net gain on sale of $190,283.  This property was previously classified as real estate, available for sale on the combined consolidated statement of financial condition.

•                  On September 30, 2014, the Company sold one single-tenant retail property in Middleburg, FL, subject to long-term net lease obligations, for a total of $1,261,540, resulting in a net gain on sale of $185,107. This property was previously classified as real estate, available for sale on the combined consolidated statement of financial condition.

•                  On September 30, 2014, the Company sold one single-tenant retail property in Jonesboro, AR, subject to long-term net lease obligations, for a total of $9,412,847, resulting in a net gain on sale of $1,396,492. This property was previously classified as real estate, available for sale on the combined consolidated statement of financial condition.

•                  On September 30, 2014, the Company sold one single-tenant retail property in Mt. Juliet, TN, subject to long-term net lease obligations, for a total of $10,167,727, resulting in a net gain on sale of $1,443,399. This property was previously classified as real estate, available for sale on the combined consolidated statement of financial condition.

•                  96 residential condominium units in Veer Towers in Las Vegas, NV, which were sold for $46,212,247, resulting in a net gain on sale of $16,177,438.

•                  34 residential condominium units in Terrazas River Park Village in Miami, FL, which were sold for $9,745,497, resulting in a net gain on sale of $1,992,020.

During the nine months ended September 30, 2013, 71 condominium units in Veer Towers were sold for $27,666,715, resulting in a gain on sale of $10,887,448.  There were no sales of commercial real estate properties during the nine months ended September 30, 2013.

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the properties sold in the nine months ended September 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold during the three and nine months ended September 30, 2014 and 2013 for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating lease income	$468,587	$1,143,912	$2,682,221	$3,210,754
Tenant recoveries	—	125,237	277,792	158,574
Depreciation and amortization	(13,867)	(665,510)	(1,223,342)	(1,676,030)
Income from properties sold	$454,720	$603,639	$1,736,671	$1,693,298

The following unaudited pro forma information has been prepared based upon our historical consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the consolidated financial statements and notes thereto. The unaudited pro forma consolidated financial information reflects the 2013 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2012 and 2014 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2013. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations.

	Three Months ended September 30, 2014			Nine Months ended September 30, 2014
	Company		Consolidated	Company		Consolidated
	Historical	Acquisitions	Pro Forma	Historical	Acquisitions	Pro Forma
Operating lease income	$12,810,260	$3,639,544	$16,449,804	$38,826,961	$12,966,973	$51,793,934
Net income	37,176,335	422,181	37,598,516	85,819,850	1,724,592	87,544,442
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	306,209	(14,043)	292,166	451,320	(63,210)	388,110
Net (income) loss attributable to predecessor unitholders	—	—	—	12,628,031	—	12,628,031
Net (income) loss attributable to noncontrolling interest in operating partnership	(22,826,566)	(199,988)	(23,026,554)	(59,086,094)	(814,077)	(59,900,171)
Net income attributable to Class A common shareholders	14,655,978	208,150	14,864,128	39,813,107	847,305	40,660,412

	Three Months ended September 30, 2013			Nine Months ended September 30, 2013
	Company		Consolidated	Company		Consolidated
	Historical	Acquisitions	Pro Forma	Historical	Acquisitions	Pro Forma
Operating lease income	$10,235,147	$4,663,715	$14,898,862	$25,152,332	$21,344,078	$46,496,410
Net income	21,186,532	651,205	21,837,737	168,988,920	3,870,318	172,859,238
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,024,751)	(24,584)	(1,049,335)	(697,721)	(379,951)	(1,077,672)
Net income attributable to preferred and common unit holders	20,161,781	626,622	20,788,403	168,291,199	3,490,367	171,781,566

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) exclude transaction costs associated with the properties acquired.

The following table presents additional detail related to our real estate portfolio:

	September 30, 2014	December 31, 2013

Land	$99,849,956	$91,609,368
Building	493,296,195	474,301,322
In-place leases and other intangibles	102,896,321	83,909,105
Real estate	696,042,472	649,819,795
Less: Accumulated depreciation and amortization	(43,455,040)	(25,600,780)
Real estate, net	$652,587,432	$624,219,015

The following table presents depreciation and amortization expense on real estate recorded by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Depreciation expense (1)	$3,399,208	$4,717,116	$12,713,491	$9,468,791
Amortization expense	3,293,056	555,854	8,149,916	1,729,714
Total real estate depreciation and amortization expense	$6,692,264	$5,272,970	$20,863,407	$11,198,505

(1)         Depreciation expense on the combined consolidated statements of income also includes $136,827 and $136,827 of depreciation on corporate fixed assets for the three months ended September 30, 2014 and 2013, respectively, and $410,677 and $410,481 of depreciation on corporate fixed assets for the nine months ended September 30, 2014 and 2013, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable/unfavorable leases compared to market leases and other intangibles.  At September 30, 2014, gross intangible assets totaled $102,896,321 with total accumulated amortization of $17,712,030, resulting in net intangible assets of $85,184,291, including $2,502,387 of unamortized favorable/unfavorable lease intangibles which are included in real estate, net on the combined consolidated balance sheets.  At December 31, 2013, gross intangible assets totaled $83,909,105 with total accumulated amortization of $9,675,249, resulting in net intangible assets of $74,233,856 which are included in real estate, net on the combined consolidated balance sheets. For the three and nine months ended September 30, 2014, the Company recorded an offset against operating lease income of $187,825 and $533,060, respectively, for favorable/unfavorable leases, compared to $148,985 and $340,642 for the three and nine months ended September 30, 2013, respectively.

There were $2,294,555 and $625,283 of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of September 30, 2014 and December 30, 2013, respectively. For the three and nine months ended September 30, 2014, the Company recorded an offset against operating lease income of $225,338 and $999,117, respectively, for unbilled rent receivables, compared to none for the three and nine months ended September 30, 2013, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of September 30, 2014:

Period ended December 31,	Amount
2014 (last 3 months)	$3,512,946
2015	14,277,853
2016	12,472,293
2017	7,717,874
2018	6,994,899
Thereafter	37,706,039
Total	$82,681,904

The following is a schedule of contractual future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at September 30, 2014:

Period ended December 31,	Amount
2014 (last 3 months)	$15,669,067
2015	56,481,359
2016	47,210,655
2017	45,005,852
2018	42,131,828
Thereafter	325,984,516
Total	$532,483,277

7.                            INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2014, the Company had an aggregate investment of $5,938,241 in its equity method joint ventures with unaffiliated third parties.

As of September 30, 2014, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights as well as kick-out rights.

As of September 30, 2014, the Company owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”) which it received in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Total assets	$120,540,289	$190,415,719
Total liabilities	83,906,270	112,808,701
Partners’/members’ capital	$36,634,019	$77,607,018

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2014 and December 31, 2013:

Entity	September 30, 2014	December 31, 2013

Ladder Capital Realty Income Partnership I LP	$3,795,343	$7,119,864
Grace Lake JV, LLC	2,142,898	2,142,898
Company’s investment in unconsolidated joint ventures	$5,938,241	$9,262,762

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenues	$5,700,364	$8,152,610	$19,660,994	$28,139,381
Total expenses	3,726,528	2,511,312	$12,570,699	8,242,115
Net income	$1,973,836	$5,641,298	$7,090,295	$19,897,266

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2014	2013	2014	2013

Ladder Capital Realty Income Partnership I LP	$101,465	$1,102,527	$987,025	$1,941,878
Grace Lake JV, LLC	225,000	260,000	675,000	410,000
Earnings from investment in unconsolidated joint ventures	$326,465	$1,362,527	$1,662,025	$2,351,878

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership agreement, the Company was engaged as the Manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100,000,000. During the three and nine months ended September 30, 2014, the Company recorded $83,873 and $312,417, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income. During the three and nine months ended September 30, 2013, the Company recorded $150,836 and $619,697, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the three and nine months ended September 30, 2014, there were no sales of loans to LCRIP I. During the three months ended September 30, 2013, there were no sales of loans to LCRIP I. During the nine months ended September 30, 2013, the Company sold one loan to LCRIP I for aggregate proceeds of $17,200,000, which exceeded its carrying value by $139,901, and is included in sale of loans, net on the combined consolidated statements of operations.  The Company has deferred 10% of the gain on sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition.  During the three and nine months ended September 30, 2014 and 2013, the return thresholds were met on certain assets that have been fully realized.

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

8.   FINANCING

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities.  The Company has entered into four committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,150,000,000 of credit capacity.  Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties.  The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300,000,000. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of September 30, 2014 and December 31, 2013.

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

September 30, 2014

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at Septemeber 30, 2014	Maturity	Options	Collateral (1)	Collateral	Collateral

$300,000,000	$101,857,167	$198,142,833	2.65%	5/18/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$198,238,446	$198,238,446

$250,000,000	$7,751,802	$242,248,198	3.03%	4/10/2016	Two additional 364 day periods at Company’s option	First mortgage commercial real estate loans	$13,966,490	$13,966,490

$450,000,000	$129,260,249	$320,739,751	Between 2.80% and 3.15%	5/26/2017	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$192,147,189	$192,225,092

$150,000,000	$—	$150,000,000		12/31/2014	N/A	First mortgage commercial real estate loans	$—	$—

$1,150,000,000	$238,869,218	$911,130,782					$404,352,125	$404,430,028

$300,000,000	$—	$300,000,000		4/30/2015	N/A	Investment grade commercial real estate securities	$—	$—

$—	$522,758,000	$—	Between 0.45% and 1.65%	Various	N/A	Investment grade commercial real estate securities	$612,423,782	$612,423,782

$1,450,000,000	$761,627,218	$1,211,130,782					$1,016,775,907	$1,016,853,810

December 31, 2013

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at December 31, 2013	Maturity	Options	Collateral (1)	Collateral	Collateral

$300,000,000	$22,749,015	$277,250,985	Between 2.42% and 2.67%	5/18/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$46,084,620	$46,483,618

$250,000,000	$28,407,500	$221,592,500	Between 2.42% and 3.04%	4/10/2014	Two additional 364 day periods at Company’s option	First mortgage commercial real estate loans	$41,428,429	$41,518,063

$450,000,000	$60,423,328	$389,576,672	Between 2.41% and 3.18%	5/26/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$132,160,677	$132,673,364

$300,000,000	$47,732,500	$252,267,500	Between 2.66% and 2.67%	1/24/2014	N/A	First mortgage commercial real estate loans	$65,350,000	$65,813,055

$1,300,000,000	$159,312,343	$1,140,687,657					$285,023,726	$286,488,100

$600,000,000	$88,921,450	$511,078,550	Between 1.26% and 1.27%	4/30/2015	N/A	Investment grade commercial real estate securities	$110,400,378	$110,400,378

$—	$361,601,000	$—	Between 0.42% and 1.67%	1/17/2014	N/A	Investment grade commercial real estate securities	$440,721,692	$440,721,692

$1,900,000,000	$609,834,793	$1,651,766,207					$836,145,796	$837,610,170

(1) Collateral includes first mortgage comercial real estate loans and investment grade commercial real estate securities.  It does not include the real estate collateralizing such loans and securities.

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50,000,000 credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2015, with an additional one year extension available. As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the Company’s Credit Agreement.  The Company’s Credit Agreement includes covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios.  The Company believes it is in compliance with all covenants as of September 30, 2014 and December 31, 2013.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

As of September 30, 2014, there were no borrowings outstanding under the Revolving Credit Facility.

Mortgage Loan Financing

During the nine months ended September 30, 2014, the Company executed five term debt agreements to finance properties in its real estate portfolio.  During the nine months ended September 30, 2013, the Company executed 16 term debt agreements to finance such real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022, 2023 and 2024 and totaling $398,265,284 at September 30, 2014 and $291,053,406 at December 31, 2013.  These long-term nonrecourse mortgages include net unamortized premiums of $4,441,757 and $3,807,479 at September 30, 2014 and December 31, 2013, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  The Company recorded $165,316 and $471,162 of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2014, respectively. The Company recorded $140,630 and $403,203 of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2013, respectively. The loans are collateralized by real estate, net of $520,527,333 and $401,262,302 as of September 30, 2014 and December 31, 2013, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”), a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB.  As of September 30, 2014, Tuebor had $1,291,000,000 of borrowings outstanding (with an additional $251,351,750 of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.32% to 2.74%, and advance rates of 54% to 100% of the collateral.  As of September 30, 2014, collateral for the borrowings was comprised of $1,299,057,858 of CMBS and U.S. Agency Securities and $330,093,579 of first mortgage commercial real estate loans.  On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.  As of December 31, 2013, Tuebor had $989,000,000 of borrowings outstanding (with an additional $416,000,000 of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral.  As of December 31, 2013, collateral for the borrowings was comprised of $1,013,640,649 of CMBS and U.S. Agency Securities and $276,722,665 of first mortgage commercial real estate loans.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $247.7 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2014.

Senior Unsecured Notes

On August 1, 2014, LCFH issued $300,000,000 in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015.  The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

On September 14, 2012, LCFH issued $325,000,000 in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “2017 Notes”).  The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2014, Ladder Capital Corp has a 51.9% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Period ending December 31,	Borrowings by Maturity

2014 (last 3 months)	$633,264,482
2015	651,623,075
2016	311,175,762
2017	485,012,932
2018	56,578,480
Thereafter	933,796,014
Total	$3,071,450,745

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2014 and December 31, 2013 are as follows ($ in thousands):

September 30, 2014

						Weighted Average
	Outstanding		Amortized		Fair Value	Yield	Remaining
	Face Amount		Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$1,617,189		$1,635,179	$1,652,052	Internal model, third-party inputs	3.04%	3.83
CMBS interest-only(1)	7,393,639	(8)	378,500	383,026	Internal model, third-party inputs	3.98%	3.38
GNMA interest-only(1)	1,613,053	(8)	81,808	79,221	Internal model, third-party inputs	6.89%	4.56
GN construction securities(1)	23,083		23,630	23,004	Internal model, third-party inputs	3.52%	6.88
GN permanent securities(1)	36,524		37,594	39,312	Internal model, third-party inputs	4.95%	6.12
Mortgage loan receivable held for investment, at amortized cost	1,339,079		1,323,279	1,334,705	Discounted Cash Flow(4)	7.70%	2.00
Mortgage loan receivable held for sale	206,415		206,501	214,122	Discounted Cash Flow(5)	4.80%	9.51
FHLB stock(6)	59,740		59,740	59,740	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	1,367,110		N/A	5,751	Counterparty quotations	N/A	0.31

Liabilities:
Repurchase agreements - short-term	753,875		753,875	753,875	Discounted Cash Flow(2)	1.23%	0.24
Repurchase agreements - long-term	7,752		7,752	7,752	Discounted Cash Flow(2)	2.40%	1.53
Mortgage loan financing	407,348		398,265	398,385	Discounted Cash Flow(3)	4.86%	8.54
Borrowings from the FHLB	1,291,000		1,291,000	1,289,094	Discounted Cash Flow(2)	0.88%	2.58
Senior unsecured notes	625,000		625,000	640,281	Broker quotations, pricing services	6.66%	4.84
Nonhedge derivatives(1)(7)	154,500		N/A	7,530	Counterparty quotations	N/A	3.53

(1)             Measured at fair value on a recurring basis with the net unrealized gains or losses on all securities, except for Agency interest-only securities, recorded as a component of other comprehensive income (loss) in equity.

(2)             Fair value for repurchase agreement liabilities is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.  For the borrowings from the FHLB, the carrying value approximates the fair value discounting the expected cash flows. If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any positions.

(3)             For the mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates.  If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any positions.

(4)             Fair value for mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk.

(5)             Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(6)             The fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(7)             The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(8)             Represents notional outstanding balance of underlying collateral.

December 31, 2013

						Weighted Average
	Outstanding		Amortized		Fair Value	Yield	Remaining
	Face Amount		Cost Basis	Fair Value	Method	%	Maturity/Duration (years)
Assets:
CMBS(1)	$1,160,741		$1,156,230	$1,164,936	Broker quotations, pricing services	4.08%	4.88
CMBS interest-only(1)	5,702,862	(8)	256,869	258,058	Broker quotations, pricing services	4.19%	3.38
GNMA interest-only(1)	1,848,270	(8)	103,136	99,877	Broker quotations, pricing services	5.32%	2.12
FHLMC interest-only(1)	219,677	(8)	7,904	8,152	Broker quotations, pricing services	5.21%	3.04
GN construction securities(1)	12,858		13,261	13,007	Broker quotations, pricing services	3.49%	6.57
GN permanent securities(1)	108,310		110,724	113,216	Broker quotations, pricing services	4.64%	3.27
Mortgage loan receivable held for investment, at amortized cost	549,574		539,078	541,578	Discounted Cash Flow(4)	9.76%	2.14
Mortgage loan receivable held for sale	440,775		440,490	455,804	Discounted Cash Flow(5)	5.47%	9.62
FHLB stock(6)	49,450		49,450	49,450	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	808,700		N/A	8,244	Counterparty quotations	N/A	0.50

Liabilities:
Repurchase agreements - short-term	409,334		409,334	409,334	Discounted Cash Flow(2)	1.46%	0.04
Repurchase agreements - long-term	200,501		200,501	200,501	Discounted Cash Flow(2)	2.13%	1.49
Mortgage loan financing	287,246		291,053	278,129	Discounted Cash Flow(3)	4.84%	8.70
Borrowings from the FHLB	989,000		989,000	987,896	Discounted Cash Flow(2)	0.57%	1.60
Senior unsecured notes	325,000		325,000	341,250	Broker quotations, pricing services	7.38%	3.75
Nonhedge derivatives(1)(7)	154,500		N/A	7,031	Counterparty quotations	N/A	4.55

(1)             Measured at fair value on a recurring basis with the net unrealized gains or losses on all securities, except for Agency interest-only securities, recorded as a component of other comprehensive income (loss) in equity.

(2)             Fair value for repurchase agreement liabilities is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.  For the borrowings from the FHLB, the carrying value approximates the fair value discounting the expected cash flows. If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any positions.

(3)             For the mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates.  If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any positions.

(4)             Fair value for mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk.

(5)             Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(6)             The fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(7)             The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(8)             Represents notional outstanding balance of underlying collateral.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2014 and December 31, 2013 ($ in thousands):

September 30, 2014

	Outstanding Face		Fair Value
	Amount		Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,617,189		$—	$—	$1,652,052	$1,652,052
CMBS interest-only(1)	7,393,639	(2)	—	—	383,026	383,026
GNMA interest-only(1)	1,613,053	(2)	—	79,221	—	79,221
GN construction securities(1)	23,083		—	23,004	—	23,004
GN permanent securities(1)	36,524		—	39,312	—	39,312
Mortgage loan receivable held for investment	1,339,079		—	—	1,334,705	1,334,705
Mortgage loan receivable held for sale	206,415		—	—	214,122	214,122
FHLB stock	59,740		—	—	59,740	59,740
Nonhedge derivatives(1)	1,367,110		—	5,751	—	5,751
Liabilities:
Repurchase agreements - short-term	753,875		—	753,875	—	753,875
Repurchase agreements - long-term	7,752		—	7,752	—	7,752
Mortgage loan financing	407,348		—	—	398,385	398,385
Borrowings from the FHLB	1,291,000		—	—	1,289,094	1,289,094
Senior unsecured notes	625,000		—	640,281	—	640,281
Nonhedge derivatives(1)	154,500		—	7,530	—	7,530

December 31, 2013

	Outstanding Face		Fair Value
	Amount		Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,160,741		$—	$—	$1,164,936	$1,164,936
CMBS interest-only(1)	5,702,862	(2)	—	—	258,058	258,058
GNMA interest-only(1)	1,848,270	(2)	—	99,877	—	99,877
FHLMC interest-only(1)	219,677	(2)	—	8,152	—	8,152
GN construction securities(1)	12,858		—	13,007	—	13,007
GN permanent securities(1)	108,310		—	113,216	—	113,216
Mortgage loan receivable held for investment	549,574		—	—	541,578	541,578
Mortgage loan receivable held for sale	440,775		—	—	455,804	455,804
FHLB stock	49,450		—	—	49,450	49,450
Nonhedge derivatives(1)	808,700		—	8,244	—	8,244
Liabilities:
Repurchase agreements - short-term	409,334		—	409,334	—	409,334
Repurchase agreements - long-term	200,501		—	200,501	—	200,501
Mortgage loan financing	287,246		—	—	278,129	278,129
Borrowings from the FHLB	989,000		—	—	987,896	987,896
Senior unsecured notes	325,000		—	341,250	—	341,250
Nonhedge derivatives(1)	154,500		—	7,031	—	7,031

(1) Measured at fair value on a recurring basis.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(2) Represents notional outstanding balance of underlying collateral.

10.                     DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of September 30, 2014 and December 31, 2013:

September 30, 2014

				Remaining
		Fair Value		Maturity
Contract Type	Notional	Asset(1)	Liability(1)	(years)

Caps
1MO LIB	$71,250,000	$30	$—	0.66
Futures
5-year Swap	$658,300,000	$1,335,015	$23,938	0.25
10-year Swap	627,500,000	4,077,848	563,563	0.25
Total futures	1,285,800,000	5,412,863	587,501
Swaps
3MO LIB	121,000,000	—	6,337,809	3.77
Credit Derivatives
CMBX	10,000,000	208,310	—	6.96
CDX	33,500,000	—	604,258	4.22
SPX VOLATILITY INDEX CALL 11/19/14	60,000	129,451	—	0.14
Total credit derivatives	43,560,000	337,761	604,258
Total derivatives	$1,521,610,000	$5,750,654	$7,529,568

December 31, 2013

				Remaining
		Fair Value		Maturity
Contract Type	Notional	Asset(1)	Liability(1)	(years)

Caps
1MO LIB	$71,250,000	$—	$—	0.14
Futures
5-year Swap	$45,000,000	$402,719	$—	0.25
10-year Swap	753,700,000	7,589,466	—	0.25
Total futures	798,700,000	7,992,185	—
Swaps
3MO LIB	121,000,000	—	6,420,495	4.51
Credit Derivatives
CMBX	10,000,000	252,170	—	8.38
CDX	33,500,000	—	610,538	4.97
Total credit derivatives	43,500,000	252,170	610,538
Total derivatives	$1,034,450,000	$8,244,355	$7,031,033

(1)         Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Contract Type

Caps	$(55)	$—	$(55)	$30	$(7,125)	$(7,095)
Futures	12,667,516	(11,937,102)	730,414	(3,165,849)	(44,808,573)	(47,974,422)
Swaps	1,103,053	(801,092)	301,961	362,609	(2,403,013)	(2,040,404)
Credit Derivatives	191,255	(98,389)	92,866	(19,660)	(393,223)	(412,883)
Total	$13,961,769	$(12,836,583)	$1,125,186	$(2,822,870)	$(47,611,934)	$(50,434,804)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Contract Type

Caps	$(123)	$—	$(123)	$(21)	$—	$(21)
Futures	(25,537,287)	20,195,418	(5,341,869)	(14,535,824)	28,210,219	13,674,395
Swaps	937,469	(1,368,286)	(430,817)	11,180,616	(5,495,189)	5,685,427
Credit Derivatives	(442,049)	(98,389)	(540,438)	(1,339,759)	(1,384,553)	(2,724,312)
Total	$(25,041,990)	$18,728,743	$(6,313,247)	$(4,694,988)	$21,330,477	$16,635,489

The Company’s counterparties held $22,749,708 and $21,959,114 of cash margin as collateral for derivatives as of September 30, 2014 and December 31, 2013, respectively, which is included in cash collateral held by brokers in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of September 30, 2014 and December 31, 2013, the Company was in compliance with these requirements and not in default on its indebtedness.  As of September 30, 2014 and December 31, 2013, there was $1,187,680 and $919,315 of cash collateral held by the derivative counterparties for these derivatives, respectively.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11.                     OFFSETTING ASSETS AND LIABILITIES

The following table presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2014

Offsetting of Financial Assets and Derivative Assets

		Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$5,750,654	$—	$5,750,654	$—	$—	$5,750,654
Total	$5,750,654	$—	$5,750,654	$—	$—	$5,750,654

As of September 30, 2014

Offsetting of Financial Liabilities and Derivative Liabilities

			Net amounts of	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	liabilities presented in the balance sheet	Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount

Derivatives	$7,529,568	$—	$7,529,568	$—	$7,529,568	—
Repurchase agreements	761,627,218	—	761,627,218	761,627,218	—	—
Total	$769,156,786	$—	$769,156,786	$761,627,218	$7,529,568	$—

(1) Included in cash collateral held by broker on consolidated balance sheets.

As of December 31, 2013

Offsetting of Financial Assets and Derivative Assets

		Gross amounts	Net amounts of assets presented	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	offset in the balance sheet	in the balance sheet	Financial instruments	Cash collateral received/(posted)(1)	Net amount

Derivatives	$8,244,355	$—	$8,244,355	$—	$—	$8,244,355
Total	$8,244,355	$—	$8,244,355	$—	$—	$8,244,355

As of December 31, 2013

Offsetting of Financial Liabilities and Derivative Liabilities

			Net amounts of	Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	liabilities presented in the balance sheet	Financial instruments collateral	Cash collateral posted/(received)(1)	Net amount

Derivatives	$7,031,033	$—	$7,031,033	$—	$7,031,033	$—
Repurchase agreements	609,834,793	—	609,834,793	609,834,793	—	—
Total	$616,865,826	$—	$616,865,826	$609,834,793	$7,031,033	$—

(1) Included in cash collateral held by broker on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2014 and December 31, 2013 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

12.              EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014 consists of the following:

(In thousands except share amounts)	For the Three Months Ended September 30, 2014	For the Period February 11, 2014 through September 30, 2014
Basic Net income available for Class A common stockholders	$14,656	$39,813
Diluted Net income available for Class A common stockholders	$27,433	$72,699
Weighted average shares outstanding
Basic	49,394,399	49,101,904
Diluted	97,918,235	97,750,385

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014 are described and presented below.

Basic Net Income per Share

Numerator-utilizes net income available for Class A common shareholders for the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively.

Denominator-utilizes the weighted average shares of Class A common stock for the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively.

Diluted Net Income per Share

Numerator-utilizes net income available for Class A common shareholders for the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add back.

Denominator-utilizes the weighted average number of shares of Class A common stock for the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended September 30, 2014	For the Period February 11, 2014 through September 30, 2014
Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$14,656	$39,813
Denominator:
Weighted average number of shares of Class A common stock outstanding	49,394,399	49,101,904
Basic net income per share of Class A common stock	$0.30	$0.81
Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$14,656	$39,813
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income	22,827	59,086
Additional corporate tax	(10,050)	(26,200)
Diluted net income attributable to Class A common shareholders	$27,433	$72,699
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	49,394,399	49,101,904
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	48,046,807	48,341,572
Incremental shares of unvested Class A restricted stock	477,029	306,909
Diluted weighted average number of shares of Class A common stock outstanding	97,918,235	97,750,385
Diluted net income per share of Class A common stock	$0.28	$0.74

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

In 2014, 874,374 LP Units were exchanged for 874,374 shares of Class A common stock and 874,374 shares of Class B common stock were cancelled. We received no other consideration in connection with these exchanges.

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

Changes in Accumulated Other Comprehensive Income

Unrealized gain (loss) on real estate securities, available for sale

December 31, 2013	$12,133,807
Other comprehensive income of predecessor	18,605,177
Amounts reclassified from accumulated other comprehensive income of predecessor(1)	(1,597,237)
February 10, 2014	29,141,747
Less: Accumulated other comprehensive income of predecessor	(29,141,747)
February 11, 2014	—
Other comprehensive income before reclassifications (2)	11,905,539
Amounts reclassified from accumulated other comprehensive income(1)	(17,262,856)
Net current-period other comprehensive income	(5,357,317)
Net current-period other comprehensive income attributable to noncontrolling interest in operating partnership	(3,226,944)
Net current-period other comprehensive income attributable to Class A common shareholders	$(2,130,373)

(1)         Amount of change reflects change in unrealized (gains)/losses related to investments in real estate securities, net of reclassification adjustments, and is included in gain on securities on the combined consolidated statements of income.

(2)         Excludes provision for income taxes of $4,473,917 for the nine months ended September 30, 2014.

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

The Company has elected to recognize the compensation expense related to the time-based vesting criteria for the entire award on a straight-line basis over the requisite service period.  We feel that this aligns the compensation expense with the obligation of the Company.  As such, the compensation expense related to the upfront grants to directors, officers and certain employees in connection with the IPO shall be recognized as follows:

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

The Company recognized equity-based compensation expense of $3,751,365 and $10,303,817 for the three and nine months ended September 30, 2014, respectively. The Company recognized equity-based compensation expense of $624,711 and $2,194,673 for the three and nine months ended September 30, 2013, respectively.

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months ended September 30,
	2014		2013		2014		2013
		Weighted		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average	Number of	Average
	Units	Fair Value	Units	Fair Value	Units	Fair Value	Units	Fair Value
Grants - Series B Participating Preferred Units	—	—	(1,054)	$(158,100)	—	—	8,047	$1,207,050
Grants - Class A Common Stock (restricted)	—	—	—	—	1,687,513	28,637,096	—	—

Amortization to compensation expense
Predecessor compensation expense		—		(624,711)		(290,171)		(2,194,673)
LP Units		(477,593)		—		(1,470,282)		—
Class A Common Stock (restricted)		(3,273,772)		—		(8,543,364)		—
Total amortization to compensation expense		$(3,751,365)		$(624,711)		$(10,303,817)		$(2,194,673)

The table below presents the number of unvested shares at September 30, 2014 and changes during 2014 of the (i) Class A Common stock of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Class A-2 Common Units and, Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Class A Common Shares	Class A Common Units	Series B Participating Preferred Units	LP Units

Outstanding at January 1, 2014	—	365,407	14,276	—
Granted	1,687,513	—	—	—
Vested	—	(32,365)	(1,158)	(2,361,133)
Converted (1)	—	(333,042)	(13,118)	3,186,066
Outstanding at September 30, 2014	1,687,513	—	—	824,933

(1)         Converted to LP Units of LCFH on February 11, 2014 in connection with IPO.  LCFH LP Unitholders also received an equal number of Class B Common shares of the Company in connection with the conversion.  Refer to Note 1- Organization and Operations for further discussion of IPO and the Reorganization Transactions.

At September 30, 2014, there was $20,451,363 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 29.0 months, with a weighted-average remaining vesting period of 27.8 months.

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

In the event that a participant elects to (or is required to) defer a portion of their compensation pursuant to the Plan, such amount is not paid to the participant and is instead credited to such participant’s notional account. Prior to the IPO, such amounts would have been invested, on a phantom basis, in the Series B Participating Preferred Units of LCFH until such amounts would have eventually been paid to the participant pursuant to the Plan. Following the IPO, as described below, such amounts are invested on a phantom basis in Class A common stock of Ladder Capital Corp. Mandatory contributions are subject to one-third vesting over a three year period on a straight-line basis following the applicable Plan Year in which the related compensation was earned. Elective contributions are immediately vested upon contribution. Unvested amounts are generally forfeited upon the participant’s resignation or termination for cause. The phantom units are liability-based awards and are, therefore, not participating securities.

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

In February 2014, Company employees contributed $6,427,127 to the Plan.  Compensation expense is liability-based and 100% expensed upon contribution.  The employees received phantom units of Series B Participating Preferred Units of LCFH at the fair market value of the units.  In connection with the IPO Transactions, the notional interest in LCFH’s Series B Participating Preferred Units converted into a notional interest in Class A common stock of Ladder Capital Corp, based on the $17.00 issuance price of its Class A common stock. As of September 30, 2014, there have been $11,811,189 total contributions (net of forfeitures and payouts related to employee terminations) made to the Plan resulting in 81,742 phantom units outstanding, of which 37,237 are unvested.

On July 3, 2014 the Board of Directors froze the Plan, effective as of such date, so that there will be no future participants in the Plan, nor additional amounts contributed to any accounts outstanding under the Plan.  Amounts previously outstanding under the Plan will be paid in accordance with their original payment terms, including limiting payment to the dates and events specified above.  In connection with freezing the Plan, the Board of Directors also updated the definition of fair market value for purposes of measuring the value of its Class A Common Stock, to provide that, generally, such value would be the closing price of such stock on the principal national securities exchange on which it is then traded.

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

Bonus Payments

On February 12, 2014, the Board of Directors of Ladder Capital Corp approved 2013 bonus payments to employees, including officers, totaling $43,719,000.  The bonuses were paid to employees in full on February 18, 2014.  During the three and nine months ended September 30, 2014, the Company accrued and recorded compensation expense of $11,800,000 and $42,414,286 respectively, related to 2014 bonuses. During the three and nine months ended September 30, 2013, the Company accrued and recorded compensation expense of $10,300,000 and $35,256,314, respectively, related to 2013 bonuses.

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

Components of the provision for income taxes consist of the following:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Current expense
Federal	$7,199,532	$23,019,307
State and local	2,006,376	6,769,180
Total current expense	9,205,908	29,788,487
Deferred expense/(benefit)
Federal	923,679	(4,951,495)
State and local	205,266	(1,014,298)
Total deferred expense/(benefit)	1,128,945	(5,965,793)
Provision for income tax expense	$10,334,853	$23,822,694

Corporate taxes payable as of September 30, 2014 were $7,432,703. There were no corporate taxes payable as of December 31, 2013.  NYC UBT taxes payable at September 30, 2014 and December 31, 2013 were $71,430 and $482,324, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the period ended September 30, 2014 is as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

US statutory tax rate	35.00%	35.00%
Increase due to state and local taxes	3.66%	3.71%
Benefit of partnership income not subject to taxation	-16.97%	-16.97%
Effective income tax rate	21.69%	21.74%

As of September 30, 2014, the Company’s net deferred tax assets were $6,836,999 and included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows:

September 30, 2014
Deferred Tax Assets
Depreciation	$2,655,427
Equity based compensation	2,454,088
Unrealized gains and losses	738,306
Acquisition costs	288,080
Section 197 intangibles	701,098
Total Deferred Tax Assets	$6,836,999

Deferred Tax Liabilities	—
Unrealized gains and losses	—
Total Deferred Tax Liabilities	$—

Net Deferred Tax Assets/(Liabilities)	$6,836,999

Our tax returns are subject to audit by taxing authorities. With a few minor exceptions, as of September 30, 2014 the tax years 2010, 2011 and 2012 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes.  U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. The Company believes that the audits will result in no material changes, however, these audits can often take a long time to complete and settle and there can be no assurances as to the possible outcomes.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of September 30, 2014. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

Payments Pursuant to the Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a TRA with the Continuing LCFH Limited Partners. Under the TRA the Company generally is required to pay to those Continuing LCFH Limited Partners that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the TRA, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company expects to make future payments under the TRA when the tax benefits are realized.  We expect to benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the TRA, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the TRA.

Payments to a Continuing LCFH Limited Partner under the TRA are triggered by each exchange and are payable annually commencing following the Company’s filing of its income tax return for the year of such exchange.  The timing of the payments may be subject to certain contingencies, including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

As of September 30, 2014, the Company recorded a liability of $672,235, included in amount payable pursuant to TRA in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the TRA, and, depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the TRA.  The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit it realized on the tax return, and any additional exchanges.

The Company is not obligated to make any payments under the TRA within the next 12 month period. The first payment is projected to be made in December 2015. To determine the current amount of the payments due, the Company estimated the amount of taxable income that the Company has generated since consummation of the initial public offering. Next, the Company estimated the amount of the specified TRA deductions for the respective period, which was used as a basis for determining the amount of tax reduction that generates a TRA obligation. In turn, the amount of specified TRA deductions for the respective period was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months. These calculations are performed pursuant to the terms of the TRA.

16.                     RELATED PARTY TRANSACTIONS

The Company entered into a loan referral agreement with Meridian Capital Group LLC (“Meridian”), which is an affiliate of a member of the Company’s Board of Directors and an investor in the Company.  The agreement provided for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears.  While the arrangement gave rise to a potential conflict of interest, full disclosure was given to the borrower who, in each case, waived the conflict in writing.  This agreement was cancellable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement.  The Company terminated the loan referral agreement on April 2, 2014, as a result of the IPO on February 11, 2014.

The Company incurred no fees during the three and nine months ended September 30, 2014, respectively, for loans originated in accordance with this agreement.  The Company incurred $150,000 and $450,000 in fees for the three and nine months ended September 30, 2013, respectively, for loans originated in accordance with this agreement. As of September 30, 2014, $425,000 was payable to Meridian pursuant to this agreement.   These fees are reflected in fee expense in the accompanying combined consolidated statements of income.

17.                     COMMITMENTS

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015.  There is an option to renew the lease for an additional five years at an increased monthly rental.  Subsequent to entering into this leasing arrangement, the office space has been subleased to a third party.  Income received on the subleased office space is recorded in other income on the combined consolidated statements of income.  In 2011, the Company entered into a new lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option.   In 2012, the Company entered into one new lease for secondary office space.  The lease commenced on May 15, 2012 and expires on May 14, 2015 with no extension option. This lease was amended on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018.

The following is a schedule of future minimum rental payments required under the above operating leases:

Year ended December 31,	Amount

2014 (last 3 months)	$445,429
2015	1,381,992
2016	1,125,069
2017	1,180,400
2018	1,180,400
Thereafter	3,639,567
Total	$8,952,857

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of nine to fifteen months.  As of September 30, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from $102.0 to $104.4 was $60,048,030, of which $44,948,399 was funded, with $15,099,631 remaining to be funded.  As of December 31, 2013, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 107.3 was $150,271,380, of which $112,780,499 was funded, with $37,490,881 remaining to be funded.  The fair value of those commitments at September 30, 2014 and December 31, 2013 was ($195,176) and ($176,736), respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments is included in GN construction securities on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of September 30, 2014, the Company’s off-balance sheet arrangements consisted of $153,629,366 of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2013, the Company’s off-balance sheet arrangements consisted of $71,514,519 of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was comprised of $65,314,519 to provide additional first mortgage loan financing and $6,200,000 to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in.  These commitments are not reflected on the Combined Consolidated Balance Sheets.

18.                    SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how management reviews and manages its business.  These reportable segments include Loans, Securities, and Real Estate.  The Loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The Securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities.  The Real Estate segment includes selected net leased and other real estate assets.  Corporate/Other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Three months ended September 30, 2014
Interest income	$30,348	$18,190	$—	$(79)	$48,459
Interest expense	(2,748)	(1,546)	(4,663)	(10,971)	(19,928)
Net interest income (expense)	27,600	16,644	(4,663)	(11,050)	28,531
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	27,450	16,644	(4,663)	(11,050)	28,381

Operating lease income	—	—	12,810	—	12,810
Tenant recoveries	—	—	2,252	—	2,252
Sale of loans, net	20,414	—	—	—	20,414
Gain on securities	—	14,074	—	—	14,074
Sale of real estate, net	340	—	8,132	—	8,472
Fee income	999	(96)	92	1,720	2,715
Net result from derivative transactions	2,137	(1,012)	—	—	1,125
Earnings from investment in unconsolidated joint ventures	—	—	225	101	326
Unrealized gain (loss) on Agency interest-only securities	—	(1,282)	—	—	(1,282)
Gain on assignment of mortgage loan financing	—	—	431	—	431
Total other income	23,890	11,684	23,942	1,821	61,337

Salaries and employee benefits	(4,300)	—	—	(15,530)	(19,830)
Operating expenses	—	—	—	(6,190)	(6,190)
Real estate operating expenses	—	—	(7,150)	—	(7,150)
Fee expense	(312)	(14)	(1,758)	(124)	(2,208)
Depreciation and amortization	—	—	(6,692)	(137)	(6,829)
Total costs and expenses	(4,612)	(14)	(15,600)	(21,981)	(42,207)

Tax expense	—	—	—	(10,335)	(10,335)
Segment profit (loss)	$46,728	$28,314	$3,679	$(41,545)	$37,176

Total assets as of September 30, 2014	$1,529,780	$2,176,615	$652,587	$314,811	$4,673,793

Three months ended September 30, 2013
Interest income	$17,473	$12,146	$—	$14	$29,633
Interest expense	78	(772)	(2,026)	(9,834)	(12,554)
Net interest income (expense)	17,551	11,374	(2,026)	(9,820)	17,079
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	17,401	11,374	(2,026)	(9,820)	16,929

Operating lease income	—	—	10,235	—	10,235
Tenant recoveries	—	—	975	—	975
Sale of loans, net	22,225	—	—	—	22,225
Gain on securities	—	(1,394)	—	—	(1,394)
Sale of real estate, net	—	—	3,524	—	3,524
Fee income	488	—	90	1,144	1,722
Net result from derivative transactions	(1,409)	(4,905)	—	—	(6,314)
Earnings from investment in unconsolidated joint ventures	—	—	—	1,363	1,363
Unrealized gain (loss) on Agency interest-only securities	—	3,189	—	—	3,189
Total other income	21,304	(3,110)	14,824	2,507	35,525

Salaries and employee benefits	(5,950)	—	—	(8,394)	(14,344)
Operating expenses	37	—	(7)	(5,900)	(5,870)
Real estate operating expenses	—	—	(4,418)	—	(4,418)
Fee expense	(314)	12	(14)	(245)	(561)
Depreciation and amortization	—	—	(5,274)	(136)	(5,410)
Total costs and expenses	(6,227)	12	(9,713)	(14,675)	(30,603)

Tax expense	—	—	—	(664)	(664)
Segment profit (loss)	$32,478	$8,276	$3,085	$(22,652)	$21,187

Total assets as of September 30, 2013	$462,641	$1,316,976	$510,147	$216,404	$2,506,168

	Loans	Securities	Real Estate	Corporate/Other(1)	Company Total

Nine months ended September 30, 2014
Interest income	$78,389	$52,058	$—	$(53)	$130,394
Interest expense	(8,532)	(4,349)	(11,777)	(26,863)	(51,521)
Net interest income (expense)	69,857	47,709	(11,777)	(26,916)	78,873
Provision for loan losses	(450)	—	—	—	(450)
Net interest income (expense) after provision for loan losses	69,407	47,709	(11,777)	(26,916)	78,423

Operating lease income	—	—	38,827	—	38,827
Tenant recoveries	—	—	6,474	—	6,474
Sale of loans, net	107,135	—	—	—	107,135
Gain on securities	—	21,259	—	—	21,259
Sale of real estate, net	1,122	—	23,103	—	24,225
Fee income	2,352	—	92	4,772	7,216
Net result from derivative transactions	(17,731)	(32,704)	—	—	(50,435)
Earnings from investment in unconsolidated joint ventures	—	—	675	987	1,662
Unrealized gain (loss) on Agency interest-only securities	—	466	—	—	466
Gain on assignment of mortgage loan financing	—	—	431	—	431
Total other income	92,878	(10,979)	69,602	5,759	157,260

Salaries and employee benefits	(18,800)	—	—	(47,516)	(66,316)
Operating expenses	—	—	—	(12,895)	(12,895)
Real estate operating expenses	—	—	(22,131)	—	(22,131)
Fee expense	(1,034)	(53)	(1,799)	(537)	(3,423)
Depreciation and amortization	—	—	(20,863)	(411)	(21,274)
Total costs and expenses	(19,834)	(53)	(44,793)	(61,359)	(126,039)

Tax expense	—	—	—	(23,823)	(23,823)
Segment profit (loss)	$142,451	$36,677	$13,032	$(106,339)	$85,820

Total assets as of September 30, 2014	$1,529,780	$2,176,615	$652,587	$314,811	$4,673,793

Nine months ended September 30, 2013
Interest income	$50,262	$40,757	$—	$43	$91,062
Interest expense	(3,015)	(2,818)	(6,026)	(23,844)	(35,703)
Net interest income (expense)	47,247	37,939	(6,026)	(23,801)	55,359
Provision for loan losses	(450)	—	—	—	(450)
Net interest income (expense) after provision for loan losses	46,797	37,939	(6,026)	(23,801)	54,909

Operating lease income	—	—	25,152	—	25,152
Tenant recoveries	—	—	1,448	—	1,448
Sale of loans, net	140,906	—	—	140	141,046
Gain on securities	—	4,482	—	—	4,482
Sale of real estate, net	—	—	10,887	—	10,887
Fee income	1,813	8	304	3,201	5,326
Net result from derivative transactions	12,704	3,931	—	—	16,635
Earnings from investment in unconsolidated joint ventures	—	—	—	2,352	2,352
Unrealized gain (loss) on Agency interest-only securities	—	(1,850)	—	—	(1,850)
Total other income	155,423	6,571	37,791	5,693	205,478

Salaries and employee benefits	(22,250)	—	—	(25,687)	(47,937)
Operating expenses	140	—	(7)	(11,470)	(11,337)
Real estate operating expenses	—	—	(11,309)	—	(11,309)
Fee expense	(1,876)	(345)	(3,071)	(463)	(5,755)
Depreciation and amortization	—	—	(11,199)	(410)	(11,609)
Total costs and expenses	(23,986)	(345)	(25,586)	(38,030)	(87,947)

Tax expense	—	—	—	(3,451)	(3,451)
Segment profit (loss)	$178,234	$44,165	$6,179	$(59,589)	$168,989

Total assets as of September 30, 2013	$462,641	$1,316,976	$510,147	$216,404	$2,506,168

(1)         Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $59.7 million as of September 30, 2014.

19.                     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facilities

On October 30, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans it originates to increase financing capacity on its facility from $300.0 million to $450.0 million and to provide a temporary increase to finance one of its assets for total capacity of $650.0 million.

Credit and Security Agreement

On October 31, 2014, the Company entered into a credit and security agreement with a major banking institution to finance one of its assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points.

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

Within the following historical results of operations, the nine months ended September 30, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to September 30, 2014.  The three and nine months ended September 30, 2013 consists of LCFH’s operations.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to September 30, 2014.

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

Our primary business strategy is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2014, we have originated $7.9 billion of conduit loans, $7.5 billion of which have been sold into 24 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $2.3 billion of balance sheet loans held for investment from inception through September 30, 2014. During this timeframe, we have also acquired $7.0 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $913.4 million of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of which has worked together for more than a decade. As of September 30, 2014, our management team and directors held interests in our Company comprising 13.0% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of September 30, 2014, we had $4.7 billion in total assets and $1.5 billion of total equity capital. As of that date, our assets included $1.5 billion of loans, $2.2 billion of securities, and $652.6 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 31.8% and 33.5% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the three and nine months ended September 30, 2014, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 22.8% and 45.5% of our net revenues for the three and nine months ended September 30, 2014, respectively. In addition, net interest income on our investments, comprised 76.7% and 91.9% of our net income for the three and nine months ended September 30, 2014, respectively, and income from sales of loans, net, comprised 54.9% and 124.8% of our net income for the three and nine months ended September 30, 2014, respectively. See “—Reconciliation of non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of September 30, 2014, we are capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our operating business to include 68 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of September 30, 2014, we had $3.1 billion of debt financing outstanding. This financing was comprised of $1.3 billion of financing from the FHLB, $238.9 million committed secured term repurchase agreement financing, $398.3 million of third-party, non-recourse mortgage debt, $522.8 million of other securities financing, $325.0 million of our 2017 Notes and $300.0 million of our 2021 Notes. In addition, as of September 30, 2014, we had over $1.6 billion of committed, undrawn funding capacity available, consisting of $50.0 million of availability under our $50.0 million secured credit facility, $75.0 million of availability under our $75.0 million Revolving Credit Facility, $251.4 million of undrawn committed FHLB financing, and $1.2 billion of other undrawn committed financings. As of September 30, 2014, our debt- to-equity ratio was 2.1:1.0, as we employ leverage prudently to maximize financial flexibility.

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

	As of September 30, 2014	As of December 31, 2013
	($ in thousands)
Loans
Conduit first mortgage loans	$206,501	$440,490
Balance sheet first mortgage loans	1,179,941	411,655
Other commercial real estate-related loans	143,338	127,423
Total loans	1,529,780	979,568
Securities
CMBS investments	2,035,079	1,422,995
U.S. Agency Securities investments	141,536	234,251
Total securities	2,176,615	1,657,246
Real Estate
Real estate, net	652,587	624,219
Total real estate	652,587	624,219
Total investments	4,358,982	3,261,033
Cash, cash equivalents and cash collateral held by broker	142,358	107,263
Other assets	172,453	120,767
Total assets	$4,673,793	$3,489,063

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, offer them for sale to CMBS trusts as part of a securitization process or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through September 30, 2014, we have originated and have funded $7.9 billion of conduit first mortgage loans, and securitized $7.5 billion of such mortgage loans in 24 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013 and seven securitizations in 2014. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the nine months ended September 30, 2014 and September 30, 2013, conduit first mortgage loans remained on our balance sheet for a weighted average of 43 and 68 days prior to securitization, respectively. As of September 30, 2014, we held 12 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $206.5 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 65.4% at September 30, 2014.

Balance Sheet First Mortgage Loans.  We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to five years. Balance sheet first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our conduit first mortgage loans. Balance sheet first mortgage loans in excess of $20.0 million also require the approval of our Board of Directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment or offer them for sale to our institutional bridge loan partnership. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization) or sold to our institutional bridge loan partnership. As of September 30, 2014, we held a portfolio of 42 balance sheet first mortgage loans with an aggregate book value of $1.2 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.3% at September 30, 2014.

Other commercial real estate-related loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of September 30, 2014, we held a portfolio of 27 other commercial real estate-related loans with an aggregate book value of $143.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 75.1% at September 30, 2014.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of September 30, 2014 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Loan Type	Loan Size

Geographic Location	Asset Type

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our Board of Directors’ Risk and Underwriting Committee. As of September 30, 2014, the estimated fair value of our portfolio of CMBS investments totaled $2.0 billion in 159 CUSIPs ($12.8 million average investment per CUSIP). As of that date, 98.5% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 78.8% AAA/Aaa-rated securities and 19.7% of other investment grade-rated securities, including 14.1% rated AA/Aa, 1.9% rated A/A and 3.7% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2014, our CMBS investments had a weighted average duration of 3.7 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2014, by property count and market value, respectively, 40.9% and 64.3% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.4% and 30.2% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 3.2% by property count and 0.2% to 6.1% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of September 30, 2014, the estimated fair value of our portfolio of U.S. Agency Securities was $141.5 million in 52 CUSIPs ($2.7 million average investment per CUSIP), with a weighted average duration of 5.4 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2014, by market value 54.2% and 31.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 40.4%, California represented 29.8% and Georgia represented 10.6% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2014 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial real estate properties.  As of September 30, 2014, we owned 32 single tenant properties with an aggregate book value of $269.4 million. These properties are leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. Sixteen of our properties are leased to a national pharmacy chain, and the remaining properties are leased to a national discount retailer, a regional sporting goods store, and a regional membership warehouse club. As of September 30, 2014, our net leased properties comprised a total of 1.8 million square feet and had a 100% occupancy rate, an average age since construction of 7.8 years and a weighted average remaining lease term of 17.4 years.

As of September 30, 2014, we owned four office building properties with an aggregate book value of $251.0 million. We owned a 13-story office building in Southfield, MI with a book value of $13.6 million through a joint venture with an operating partner, a portfolio of 20 office buildings in Richmond, VA with a book value of $127.5 million through a separate joint venture with an operating partner, a 26-story office building in Minneapolis, MN with a book value of $47.6 million through a separate joint venture, and a portfolio of four office buildings in St. Paul, MN with a book value of $62.3 million through a separate joint venture.

The following chart sets forth a breakdown of our real estate portfolio by geographic location as of September 30, 2014:

Residential real estate.  As of September 30, 2014, we owned 237 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $61.5million through a joint venture with an operating partner. As of September 30, 2014, the condominium units were 56% rented and occupied. During the three and nine months ended September 30, 2014, the Company recorded $0.7 million and $2.4 million, respectively, of rental income from the condominium units. We sold 21 and 96 condominium units during the three and nine months ended September 30, 2014, respectively, generating aggregate gains on sale of $4.1 million and $16.2 million, and we intend to sell the remaining units over time.

As of September 30, 2014, we owned 290 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $70.6 million. As of September 30, 2014, the condominium units were 79% rented and occupied. During the three and nine months ended September 30, 2014, the Company recorded $1.3 million and $4.0 million, respectively, of rental income from the condominium units.  We sold 18 and 34 condominium units during the three and nine months ended September 30, 2014, respectively, generating aggregate gains on sale of $1.1 million and $2.0 million, respectively and we intend to sell the remaining units over time.

Other Investments

Institutional bridge loan partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest and we own the remaining 10% on a pari passu basis as well as act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. As of September 30, 2014, LCRIP I owned $40.9 million of first mortgage bridge loan assets that were financed by $5.4 million of term debt. Debt of LCRIP I is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of September 30, 2014, the book value of our investment in LCRIP I was $3.8 million.

Unconsolidated joint venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced by us, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2014, Grace Lake LLC owned an office building campus with a carrying value of $69.8 million that is financed by $76.2 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of September 30, 2014, the book value of our investment in Grace Lake LLC was $2.1 million.

Other asset management activities.  As of September 30, 2014, we also managed a separate CMBS investment account for a private investor with total assets of $1.2 million. As of October 2012, we are no longer purchasing any new investments for this account.   However, we will continue to manage the existing investments until their full repayment or other disposition.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of unsecured notes in 2012, the $238.5 million of net proceeds from the issuance of Class A common stock in 2014, proceeds from the issuance of $300.0 million of unsecured notes in 2014, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.2 billion at September 30, 2014, a $50.0 million credit agreement, and through our FHLB membership. As of September 30, 2014, there was $238.9 million outstanding under the term facilities and no debt outstanding under our credit agreement. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of September 30, 2014, we had total outstanding balances of $522.8 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of September 30, 2014, we had outstanding balances of $398.3 million on these nonrecourse mortgage loans. In addition to the amounts outstanding on our other facilities, we had $1.3 billion of borrowings from the FHLB outstanding at September 30, 2014.  We also had a $75.0 million revolving credit facility, with no borrowings outstanding as of September 30, 2014 and had $625.0 million of Notes issued and outstanding as of September 30, 2014. See Note 8 to our combined consolidated financial statements for the three and nine months ended September 30, 2014 included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of September 30, 2014, our debt-to-equity ratio was 2.1:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. In 2011, new CMBS issuances totaled $32.7 billion, despite a slowdown in originations of commercial real estate mortgage loans during the second half of the year because of the uncertain economic climate created by the

Euro-area crisis. In 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuances totaled $86.1 billion, a 78.1% increase over the same period in 2012. In the first nine months of 2014, new CMBS issuance totaled $68.9 billion.  We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

Results of operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Overview

Due to the IPO Transactions, net income attributable to Class A common shareholders for the three months ended September 30, 2014 is not comparable to net income attributable to predecessor unitholders for the three months ended September 30, 2013.  As a result of this, we are presenting a comparison of the year-over-year change in income before taxes which is comparable. Income before taxes totaled $47.5 million for the three months ended September 30, 2014, compared to $21.9 million for the three months ended September 30, 2013.  The $25.6 million increase in income before taxes was primarily the result of a $11.5 million increase in net interest income after provision for loan losses, a $25.8 million increase in total other income. The increase in other income was driven by a $15.5 million increase in gain (loss) on securities and a $7.4 million increase in net results from derivative transactions. In addition there was a $11.6 million increase in total costs and expenses for the three months ended September 30, 2014 compared to the prior period primarily related to increased salaries and employee benefits and real estate operating expenses.

Core Earnings totaled $49.2 million for the three months ended September 30, 2014, compared to $45.7 million for the three months ended September 30, 2013. The $3.5 million increase in Core Earnings was also due to the increase in income before taxes discussed in the preceding paragraph. See “—Non-GAAP financial measures” for our definition of Core Earnings and a reconciliation to income before taxes.

Investment and financing overview

Investment activity in the three months ended September 30, 2014 has focused on loan originations, securities investments and real estate investments. We originated and funded $1.1 billion of commercial mortgage loans in the three months ended September 30, 2014. We acquired $758.6 million of new securities, which was offset by $335.2 million of sales and $43.0 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $342.1 million.  We also invested $128.3 million in real estate.

Investment activity in the three months ended September 30, 2013 focused on loan originations and securities investments. We originated and funded $413.2 million in principal value of commercial mortgage loans in the three months ended September 30, 2013. We acquired $593.6 million of new securities, which was offset by $34.9 million of sales and $120.5 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $429.5 million.

The financing climate continued to be favorable in 2014. As discussed in the Overview, in February 2014, we completed an IPO of 15.2 million shares of Class A common stock. We also entered into a new $75.0 million revolving credit facility, secured by a pledge of the shares of certain subsidiaries. In addition, we issued $300.0 million in 5.875% senior notes due 2021.  Proceeds from the IPO, the revolving credit facility and the senior notes due 2021 are available to finance our working capital needs and for general corporate purposes.  Refer to the “Liquidity and Capital Resources” section for a more detailed discussion on financing sources.

Net interest income

Interest income totaled $48.5 million for the three months ended September 30, 2014, compared to $29.6 million for the three months ended September 30, 2013. The $18.9 million increase in interest income was primarily attributable to an increase in our average investment in our securities portfolio. For the three months ended September 30, 2014, securities investments averaged $2.0 billion (58.5% of average interest bearing investments) and loan investments averaged $1.4 billion. For the three months ended September 30, 2013, securities investments averaged $1.2 billion (61.8% of average interest bearing investments) and loan investments averaged $716.8 million.  In addition, there was a higher volume of securities purchases, offset by lower interest spreads, in 2014 compared to 2013.

Interest expense totaled $19.9 million for the three months ended September 30, 2014, compared to $12.6 million for the three months ended September 30, 2013. The $7.3 million increase in interest expense was primarily attributable to the increase in average debt balance. For the three months ended September 30, 2014, our debt balance averaged $2.9 billion versus an average debt balance of $1.3 billion for the three months ended September 30, 2013. The increase in average debt balance was partially offset by greater use of FHLB borrowing, which offers a lower cost of funding than repurchase agreements, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Net interest income after provision for loan losses totaled $28.4 million for the three months ended September 30, 2014, compared to $16.9 million for the three months ended September 30, 2013. The $11.5 million increase in net interest income after provision for loan losses was primarily attributable to the increase in securities investment balances during 2014 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $26.5 million for the three months ended September 30, 2014, compared to $14.4 million for the three months ended September 30, 2013. The $12.1 million increase in cost of funds was primarily attributable to the increase in average debt balance referred to above.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended September 30,
	2014	2013
	($ in thousands)
Interest expense	$(19,928)	$(12,554)
Net interest expense component of hedging activities (1)	(6,537)	(1,799)
Cost of funds	$(26,465)	$(14,352)

Interest income	$48,459	$29,633
Cost of funds	(26,465)	(14,352)
Interest income, net of cost of funds	$21,994	$15,281

		Three Months Ended September 30,
		2014	2013
		($ in thousands)
(1)	Net interest expense component of hedging activities	$(6,537)	$(1,799)
	Hedging realized result	(738)	20,355
	Hedging unrecognized result	8,400	(24,869)
	Net result from derivative transactions	$1,125	$(6,313)

Interest spreads

As of September 30, 2014, the weighted average yield on our mortgage loan receivables was 7.30%, compared to 9.55% as of September 30, 2013 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2014, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.98%, compared to 0.69% as of September 30, 2013. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2013 to September 30, 2014 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and securities repurchase facilities at higher cost as of September 30, 2014 versus September 30, 2013.  As of September 30, 2014, we had outstanding borrowings secured by our mortgage loan receivables equal to 28.0% of the carrying value of our mortgage loan receivables, compared to 6.2% as of September 30, 2013.

As of September 30, 2014, the weighted average yield on our real estate securities was 3.38%, compared to 4.80% as of September 30, 2013 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of September 30, 2014, the weighted average interest rate on borrowings against our real estate securities was 0.95%, compared to 0.69% as of September 30, 2013. The increase in the rate on borrowings against our real estate securities from September 30, 2013 to September 30, 2014 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and securities repurchase facilities at higher cost as of September 30, 2014 versus September 30, 2013. As of September 30, 2014, we had outstanding borrowings secured by our real estate securities equal to 73.6% of the carrying value of our real estate securities, compared to 44.5% as of September 30, 2013.

We earn rental income under operating leases on our real estate; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.86%, compared to 4.84% as of September 30, 2013. During the twelve month period between September 30, 2013 and September 30, 2014, the carrying value of our real estate portfolio increased from $510.1 million to $652.6 million. The interest rate on borrowings secured by our real estate from September 30, 2013 to September 30, 2014 was relatively flat, based on prevailing market interest rates. As of September 30, 2014, we had outstanding borrowings secured by our real estate equal to 61.0% of the carrying value of our real estate, compared to 57.1% as of September 30, 2013.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended September 30, 2014, compared to a $0.2 million provision for loan losses for the three months ended September 30, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the three months ended September 30, 2014 and the three months ended September 30, 2013.

Operating lease income

Operating lease income totaled $12.8 million for the three months ended September 30, 2014, compared to $10.2 million for the three months ended September 30, 2013. The increase of $2.6 million was attributable to acquisitions which increased real estate to $652.6 million at September 30, 2014 versus $510.1 million at September 30, 2013.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $20.4 million for the three months ended September 30, 2014, compared to $22.2 million for the three months ended

September 30, 2013, a decrease of $1.8 million. In the three months ended September 30, 2014, we participated in two securitization transactions, selling 39 loans with an aggregate outstanding principal balance of $680.0 million. In the three months ended September 30, 2013, we participated in two securitization transactions, selling 66 loans with an aggregate outstanding principal balance of $1.0 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

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

Below are the results from sales of loans into securitizations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013

Number of loans	39	66
Face amount of loans sold into securitizations ($ in thousands)	$679,977	$1,028,385
Number of securitizations	2	2

Income from sale of securitized loans, net ($ in thousands)(1)	$20,414	$22,225
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$2,777	$19,855
Net results from loans sold into securitizations ($ in thousands)	$23,191	$42,080

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended September 30,
	2014	2013
	($ in thousands)
Income from sale of loans (non-securitized), net	$—	$—
Income from sale of securitized loans, net	20,414	22,225
Income from sale of loans, net	$20,414	$22,225

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended September 30,
	2014	2013
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(1,652)	$(26,168)
Hedge gain/(loss) related to loans securitized	2,777	19,855
Net results from derivative transactions	$1,125	$(6,313)

Gain (loss) on securities

Gain (loss) on securities totaled a gain of $14.1 million for the three months ended September 30, 2014, compared to a loss of $1.4 million for the three months ended September 30, 2013, an increase of $15.5 million. For the three months ended September 30, 2014, we sold $335.2 million of securities, comprised of $266.9 million of CMBS and $68.3 million of U.S. Agency Securities. For the three months ended September 30, 2013, we sold $34.9 million of securities, comprised of $19.5 million of CMBS and $15.4 million of U.S. Agency Securities. The increase reflects higher transaction volume and higher profit margins in 2014 as compared to 2013.

Income from sales of real estate, net

For the three months ended September 30, 2014, income from sales of commercial real estate properties totaled $3.2 million. We sold four single-tenant retail properties resulting in a net gain on sale of $3.2 million. For the three months ended September 30, 2013, there were no sales of commercial real estate properties.

During the three months ended September 30, 2014 income from sales of residential condominium units totaled $5.2 million. We sold 21 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.1 million, and 18 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in income from sales of $1.1 million. For the three months ended September 30, 2013 income from sales of residential real estate properties totaled $3.5 million.  During the three months ended September 30, 2013, we sold 28 residential condominium units from Veer Towers in Las Vegas, NV,  resulting in a net gain on sale of $3.5 million.

Other income

Tenant recoveries totaled $2.3 million for the three months ended September 30, 2014, compared to $1.0 for the three months ended September 30, 2013. The increase of $1.3 million reflects the change in our real estate portfolio from predominantly net leased properties to a mix of net leased, office and residential real estate.

Fee income totaled $2.7 million for the three months ended September 30, 2014, compared to $1.7 million for the three months ended September 30, 2013. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest.

Gain on assignment of mortgage loan financing totaled $0.4 million for the three months ended September 30, 2014, compared to none for the three months ended September 30, 2013. During the three months ended September 30, 2014 we sold real estate with related mortgage loan financing that had an unrecognized premium as of the date of sale.  This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $1.1 million for the three months ended September 30, 2014, which was comprised of an unrealized gain of $13.9 million and a realized loss of $12.8 million, compared to a loss of $6.3 million which was comprised of an unrealized loss of $25.0 million offset by a realized gain of $18.7 million, for the three months ended September 30, 2013, a positive change of $7.4 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2014 was primarily related to a decrease in interest rates during the three months ended September 30, 2014, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

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

Earnings from investment in unconsolidated joint ventures totaled $0.3 million for the three months ended September 30, 2014, compared to $1.4 million for the three months ended September 30, 2013. The decrease of $1.1 million reflects the lower investment balances.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $1.3 million for the three months ended September 30, 2014, compared to a gain of $3.2 million for the three months ended September 30, 2013. The negative change of $4.5 million in unrealized gain (loss) on Agency interest-only securities was primarily related to a decrease in interest rates during the three months ended September 30, 2014 and an increase in interest rates during the three months ended September 30, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $19.8 million for the three months ended September 30, 2014, compared to $14.3 million for the three months ended September 30, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense was attributable to additional headcount and a new executive compensation plan put in place at the time of the IPO in 2014 compared to 2013.

Operating expenses

Operating expenses totaled $6.2 million for the three months ended September 30, 2014, compared to $5.9 million for the three months ended September 30, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $7.1 million for the three months ended September 30, 2014, compared to $4.4 million for the three months ended September 30, 2013. The increase of $2.7 million in real estate operating expense was due to the change in our real estate portfolio from predominantly net leased properties to a mix of net leased, office and residential real estate.

Fee expense

Fee expense totaled $2.2 million for the three months ended September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013. Fee expense is comprised primarily of real estate acquisition costs and also includes custodian fees, financing costs and servicing fees related to loans. The increase of $1.6 million in fee expense was primarily related to the increase in the purchases of real estate from none for the three months ended September 30, 2013 to $127.0 million for the three months ended September 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $6.8 million for the three months ended September 30, 2014, compared to $5.4 million for the three months ended September 30, 2013. The $1.4 million increase in depreciation and amortization is attributable to acquisitions which increased real estate to $652.6 million at September 30, 2014 versus $510.1 million at September 30, 2013.

Income tax expense

Income tax expense totaled $10.3 million for the three months ended September 30, 2014, compared to $0.7 million for the three months ended September 30, 2013. The increase of $9.6 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to federal, state and local income taxes (including NYC UBT on the LLLP).  Prior to the IPO and Reorganization Transactions the Company was an LLLP subject to the New York City Unincorporated Business Tax only. The share of income from the Company that is subject to federal and state income taxes will increase as Continuing LCFH Limited Partners convert their LP Units into shares of Class A common stock and as a result, the relative ownership of the LLLP by the Company increases.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Overview

Due to the IPO Transactions, net income attributable to Class A common shareholders for the nine months ended September 30, 2014 is not comparable to net income attributable to predecessor unitholders for the nine months ended September 30, 2013.  As a result of this, we are presenting a comparison of the year-over-year change in income before taxes which is comparable. Income before taxes totaled $109.6 million for the nine months ended September 30, 2014, compared to $172.4 million for the nine months ended September 30, 2013. The $62.8 million decrease in income before taxes was primarily the result of a $23.5 million increase in net interest income after provision for loan losses offset by a $48.2 million decrease in total other income. The decrease in other income was driven by a $67.0 million decrease in net results from derivative transactions and a $33.9 million decrease on sale of loans, net offset by increased operating lease income, tenant recoveries, gain on securities and sale of real estate, net. In addition, there was a $38.1 million increase in total costs and expenses for the nine months ended September 30, 2014 compared to the prior period, primarily related to increased salaries and employee benefits, real estate operating expenses and depreciation and amortization.

Core Earnings totaled $166.4 million for the nine months ended September 30, 2014, compared to $180.3 million for the nine months ended September 30, 2013. The $13.9 million decrease in Core Earnings was also due to the decrease in income before taxes discussed in the preceding paragraph. See “—Reconciliation of non-GAAP financial measures” for our definition of Core Earnings and a reconciliation to income before taxes.

Investment and financing overview

Investment activity in the first nine months of 2014 has focused on loan originations and securities investments. We originated and funded $3.0 billion of commercial mortgage loans in the nine months ended September 30, 2014. We acquired $1.3 billion of new securities, which was offset by $565.1 million of sales and $165.8 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $519.4 million.

Investment activity in the first nine months of 2013 focused on loan originations and securities investments. We originated and funded $1.8 billion in principal value of commercial mortgage loans in the nine months ended September 30, 2013. We acquired $707.0 million of new securities, which was offset by $133.9 million of sales and $330.6 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $191.4 million.

The financing climate continued to be favorable in 2014. As discussed in the Overview, in February 2014, we completed an IPO of 15.2 million shares of Class A common stock. We also entered into a new $75.0 million revolving credit facility, secured by a pledge of the shares of certain subsidiaries. In addition, we issued $300.0 million in 5.875% senior notes due 2021.  Proceeds from the IPO, the revolving credit facility and the senior notes due 2021 are available to finance our working capital needs and for general corporate purposes. Refer to the “Liquidity and Capital Resources” section for a more detailed discussion on financing sources.

Net interest income

Interest income totaled $130.4 million for the nine months ended September 30, 2014, compared to $91.1 million for the nine months ended September 30, 2013. The $39.3 million increase in interest income was primarily attributable to an increase in our average investment in our securities portfolio. For the nine months ended September 30, 2014, securities investments averaged $1.8 billion (57.9% of average interest bearing investments) and loan investments averaged $1.3 billion. For the nine months ended September 30, 2013, securities investments averaged $1.1 billion (57.8% of average interest bearing investments) and loan investments averaged $797.3 million.  In addition, there was a higher volume of securities purchases, offset by lower interest spreads, in 2014 compared to 2013.

Interest expense totaled $51.5 million for the nine months ended September 30, 2014, compared to $35.7 million for the nine months ended September 30, 2013. The $15.8 million increase in interest expense was primarily attributable to the increase in average debt balance. For the nine months ended September 30, 2014, our debt balance averaged $2.6 billion versus an average debt balance of $1.3 billion for the nine months ended September 30, 2013, which was partially offset by greater use of FHLB borrowings, a lower cost of funding than repurchase agreements, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Net interest income after provision for loan losses totaled $78.4 million for the nine months ended September 30, 2014, compared to $54.9 million for the nine months ended September 30, 2013. The $23.5 million increase in net interest income after provision for loan losses was primarily attributable to the increase in securities investment balances during 2014 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $61.5 million for the nine months ended September 30, 2014, compared to $42.4 million for the nine months ended September 30, 2013. The $19.1 million increase in cost of funds was primarily attributable to the increase in average debt balance referred to above.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Interest expense	$(51,521)	$(35,703)
Net interest expense component of hedging activities (1)	(10,014)	(6,664)
Cost of funds	$(61,535)	$(42,367)

Interest income	$130,394	$91,062
Cost of funds	(61,535)	(42,367)
Interest income, net of cost of funds	$68,859	$48,695

		Nine Months Ended September 30,
		2014	2013
		($ in thousands)
(1)	Net interest expense component of hedging activities	$(10,014)	$(6,664)
	Hedging realized result	(10,839)	16,272
	Hedging unrecognized result	(29,582)	7,027
	Net result from derivative transactions	$(50,435)	$16,635

Interest spreads

As of September 30, 2014, the weighted average yield on our mortgage loan receivables was 7.30%, compared to 9.55% as of September 30, 2013 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2014, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.98%, compared to 0.69% as of September 30, 2013. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2013 to September 30, 2014 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and securities repurchase facilities at higher cost as of September 30, 2014 versus September 30, 2013.  As of September 30, 2014, we had outstanding borrowings secured by our mortgage loan receivables equal to 28.0% of the carrying value of our mortgage loan receivables, compared to 6.2% as of September 30, 2013.

As of September 30, 2014, the weighted average yield on our real estate securities was 3.38%, compared to 4.80% as of September 30, 2013 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of September 30, 2014, the weighted average interest rate on borrowings against our real estate securities was 0.95%, compared to 0.69% as of September 30, 2013. The increase in the rate on borrowings against our real estate securities from September 30, 2013 to September 30, 2014 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and securities repurchase facilities at higher cost as of September 30, 2014 versus September 30, 2013. As of September 30, 2014, we had outstanding borrowings secured by our real estate securities equal to 73.6% of the carrying value of our real estate securities, compared to 44.5% as of September 30, 2013.

We earn rental income under operating leases on our real estate; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.86%, compared to 4.84% as of September 30, 2013. During the twelve month period between September 30, 2013 and September 30, 2014, the carrying value of our real estate portfolio increased from $510.1 million to $652.6 million. The interest rate on borrowings secured by our real estate from September 30, 2013 to September 30, 2014 was relatively flat, based on prevailing market interest rates. As of September 30, 2014, we had outstanding borrowings secured by our real estate equal to 61.0% of the carrying value of our real estate, compared to 57.1% as of September 30, 2013.

Provision for loan losses

We had a $0.5 million provision for loan losses for the nine months ended September 30, 2014, compared to a $0.5 million provision for loan losses for the nine months ended September 30, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Operating lease income

Operating lease income totaled $38.8 million for the nine months ended September 30, 2014, compared to $25.2 million for the nine months ended September 30, 2013. The increase of $13.6 million was attributable to acquisitions which increased real estate to $652.6 million at September 30, 2014 versus $510.1 million at September 30, 2013.

Income from sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $107.1 million for the nine months ended September 30, 2014, compared to 141.0 million for the nine months ended September 30, 2013, a decrease of $33.9 million. In the nine months ended September 30, 2014, we participated in seven separate securitization transactions, selling 117 loans with an aggregate outstanding principal balance of $2.3 billion. In the nine months ended September 30, 2013, we participated in five securitization transactions, selling 132 loans with an aggregate outstanding principal balance of $2.2 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

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

Below are the results from sales of loans into securitizations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Number of loans	117	132
Face amount of loans sold into securitizations ($ in thousands)	$2,338,359	$2,182,034
Number of securitizations	7	5

Income from sale of securitized loans, net ($ in thousands)(1)	$106,935	$139,491
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$(8,535)	$16,389
Net results from loans sold into securitizations ($ in thousands)	$98,400	$155,880

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Income from sale of loans (non-securitized), net	$200	$1,555
Income from sale of securitized loans, net	106,935	139,491
Income from sale of loans, net	$107,135	$141,046

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(41,900)	$246
Hedge gain/(loss) related to loans securitized	(8,535)	16,389
Net results from derivative transactions	$(50,435)	$16,635

Gain (loss) on securities

Gain (loss) on securities totaled $21.3 million for the nine months ended September 30, 2014, compared to $4.5 million for the nine months ended September 30, 2013, an increase of $16.8 million. For the nine months ended September 30, 2014, we sold $565.1 million of securities, comprised of $496.8 million of CMBS and $68.3 million of U.S. Agency Securities. For the nine months ended September 30, 2013, we sold $133.9 million of securities, comprised of $62.7 million of CMBS and $71.2 million of U.S. Agency Securities. The increase reflects higher transaction volume and higher profit margins in 2014 as compared to 2013.

Income from sales of real estate, net

For the nine months ended September 30, 2014, income from sales of commercial real estate properties totaled $6.0 million. We sold five single-tenant retail properties resulting in a net gain on sale of $4.9 million and one office building in Richmond, VA, resulting in a net gain on sale of $1.1 million. For the nine months ended September 30, 2013, there were no sales of commercial real estate properties.

During the nine months ended September 30, 2014, income from sales of residential condominiums totaled $18.2 million. We sold 96 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $16.2 million, and 34 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.0 million. For the nine months ended September 30, 2013, income from sales of 71 residential condominium units from Veer Towers in Las Vegas, NV, resulted in a net gain on sale of $10.9 million.

Other income

Tenant recoveries totaled $6.5 million for the nine months ended September 30, 2014, compared to $1.4 million for the nine months ended September 30, 2013. The increase of $5.1 million reflects the change in our real estate portfolio from predominately net lease properties to a mix of net lease, office and residential real estate.

Fee income totaled $7.2 million for the nine months ended September 30, 2014, compared to $5.3 million for the nine months ended September 30, 2013. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $1.9 million increase in fee income year over year was due to an increase in fee generating activity, primarily the increase in loan origination volume.

Gain on assignment of mortgage loan financing totaled $0.4 million for the nine months ended September 30, 2014, compared to none for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we sold real estate with related mortgage loan financing that had an unrecognized premium as of the date of sale.  This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $50.4 million for the nine months ended September 30, 2014, which was comprised of an unrealized loss of $2.8 million and a realized loss of $47.6 million, compared to a gain of $16.6 million which was comprised of an unrealized loss of $4.7 million offset by a realized gain of $21.3 million, for the nine months ended September 30, 2013, a negative change of $67.0 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2014 was primarily related to a decrease in interest rates during the nine months ended September 30, 2014, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

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

Earnings from investment in unconsolidated joint ventures totaled $1.7 million for the nine months ended September 30, 2014, compared to $2.4 million for the nine months ended September 30, 2013. The decrease of $0.7 million reflects the lower investment balances.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.5 million for the nine months ended September 30, 2014, compared to a loss of $1.8 million for the nine months ended September 30, 2013. The positive change of $2.3 million in unrealized gain (loss) on Agency interest-only securities was primarily related to an increase in interest rates during the nine months ended September 30, 2014 and a decline in interest rates during the nine months ended September 30, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $66.3 million for the nine months ended September 30, 2014, compared to $47.9 million for the nine months ended September 30, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense was attributable to additional headcount and a new executive compensation plan put in place at the time of the IPO in 2014 compared to 2013.

Operating expenses

Operating expenses totaled $12.9 million for the nine months ended September 30, 2014, compared to $11.3 million for the nine months ended September 30, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses.

Real estate operating expenses

Real estate operating expenses totaled $22.1 million for the nine months ended September 30, 2014, compared to $11.3 million for the nine months ended September 30, 2013. The increase of $10.8 million in real estate operating expense was due to the change in our real estate portfolio from predominantly net leased properties to a mix of net leased, office and residential real estate.

Fee expense

Fee expense totaled $3.4 million for the nine months ended September 30, 2014, compared to $5.8 million for the nine months ended September 30, 2013. Fee expense is comprised primarily of real estate acquisition costs and also includes custodian fees, financing costs and servicing fees related to loans. The decrease of $2.4 million in fee expense was primarily related to the decrease in the purchases of real estate from $158.1 million for the nine months ended September 30, 2013 to $129.0 million for the nine months ended September 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $21.3 million for the nine months ended September 30, 2014, compared to $11.6 million for the nine months ended September 30, 2013. The $9.7 million increase in depreciation and amortization is attributable to acquisitions which increased real estate to $652.6 million at September 30, 2014 versus $510.1 million at September 30, 2013.

Income tax expense

Income tax expense totaled $23.8 million for the nine months ended September 30, 2014, compared to $3.5 million for the nine months ended September 30, 2013. The increase of $20.3 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to federal, state and local income taxes (including NYC UBT on the LLLP).  Prior to the IPO and Reorganization Transactions the Company was an LLLP subject to the New York City Unincorporated Business Tax only. The share of income from the Company that is subject to federal and state income taxes will increase as Continuing LCFH Limited Partners convert their LP Units into shares of Class A common stock and as a result, the relative ownership of the LLLP by the Company increases.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indenture governing the Notes (the “Indenture”) and our other debt agreements. Under the Indenture, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indenture) is less than or equal to 4.00 to 1.00, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 2.38 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

Our principal debt financing sources include: (1) committed secured funding provided by banks and an insurance company, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long term nonrecourse mortgage financing, (4) long term senior unsecured notes in the form of corporate bonds and (5) borrowings on both a short- and long-term committed basis, made by our wholly-owned subsidiary, Tuebor from the FHLB.

As of September 30, 2014, we had unrestricted cash and cash equivalents of $87.8 million, unencumbered loans of $798.3 million, unencumbered securities of $265.3 million and restricted cash of $54.5 million.

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

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $87.8 million and $78.7 million at September 30, 2014 and December 31, 2013, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $366.7 million during the nine months ended September 30, 2014, and were a net provider of cash of $765.4 million for the nine months ended September 30, 2013. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2014 and December 31, 2013 are set forth in the table below ($ in thousands):

	September 30, 2014	December 31, 2013
	($ in thousands)

Committed loan facilities	$238,869	$159,313
Committed securities facility	—	88,921
Uncommitted securities facilities	522,758	361,601
Total repurchase agreements	761,627	609,835
Mortgage loan financing	398,266	291,053
Borrowings from the FHLB	1,291,000	989,000
Senior unsecured notes	625,000	325,000
Total	$3,075,893	$2,214,888

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways, a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x if certain liquidity thresholds are not satisfied. We believe we are in compliance with all covenants as of September 30, 2014 and December 31, 2013. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, as outlined in the table below, totaling $1.2 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2014.

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

Our committed and uncommitted loan and securities repurchase agreement facilities as of September 30, 2014 were as follows:

					Remaining		Carrying	Fair
Committed	Outstanding	Committed but	Interest Rate(s)		Extension	Eligible	Amount of	Value of
Amount	Amount	Unfunded	at Septemeber 30, 2014	Maturity	Options	Collateral (1)	Collateral	Collateral

					Two additional
					twelve month	First mortgage
					periods at	commercial real
$300,000,000	$101,857,167	$198,142,833	2.65%	5/18/2015	Company’s option	estate loans	$217,431,554	$217,431,554

					Two additional
					364 day	First mortgage
					periods at	commercial real
$250,000,000	$7,751,802	$242,248,198	3.03%	4/10/2016	Company’s option	estate loans	$25,846,490	$25,846,490

					Two additional
					twelve month	First mortgage
			Between 2.80%		periods at	commercial real
$450,000,000	$129,260,249	$320,739,751	and 3.15%	5/26/2017	Company’s option	estate loans	$289,656,794	$289,656,794

						First mortgage
						commercial real
$150,000,000	$—	$150,000,000		12/31/2014	N/A	estate loans	$—	$—

$1,150,000,000	$238,869,218	$911,130,782					$532,934,838	$532,934,838

						Investment grade
						commercial real
$300,000,000	$—	$300,000,000		4/30/2015	N/A	estate securities	$113,709,812	$113,709,812

						Investment grade
			Between 0.45%			commercial real
$—	$522,758,000	$—	and 1.65%	Various	N/A	estate securities	$612,423,782	$612,423,782

$1,450,000,000	$761,627,218	$1,211,130,782					$1,259,068,432	$1,259,068,432

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter:

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			TALF
		Average	Maximum		Average	Maximum		Average	Maximum
	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any	Quarter-end	quarterly	balance of any
Quarter Ended	balance	balance	month-end	balance	balance	month-end	balance	balance	month-end
	($ in thousands)
December 31, 2011	1,597,077	1,804,540	1,929,282	1,597,077	1,790,487	1,887,260	—	14,053	42,159
March 31, 2012	1,551,245	1,634,731	1,692,270	1,551,245	1,634,731	1,692,270	—	—	—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	831,330	880,904	761,627	831,330	880,904	—	—	—

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

The Company sold loans to a securitization trust on September 29, 2014 lowering our loan balance and also the need for financing on the loans sold.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under this facility.

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

As of September 30, 2014, there were no borrowings outstanding under the Revolving Credit Facility.

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the nine months ended September 30, 2014, we executed 16 term debt agreements to finance real estate.  These nonrecourse debt agreements are fixed rate financing at 4.25% to 6.75% and matures in 2018, 2020, 2021, 2022, 2023 and 2024. The carrying value of these long-term nonrecourse mortgages include net unamortized premiums and discounts, representing proceeds received upon financing greater or less than the contractual amounts due under the agreements. The premiums and discounts are being amortized over the remaining life of the respective debt instruments using the effective interest method.  We recorded $0.5 million and $0.4 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2014 and 2013, respectively. The loans are collateralized by real estate, net of $520.5 million and $401.3 million as of September 30, 2014 and December 31, 2013, respectively.

FHLB financing

On July 11, 2012, our wholly-owned subsidiary, Tuebor, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB.  As of September 30, 2014, Tuebor had $1.3 billion of borrowings outstanding (with an additional $251.4 million of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.32% to 2.74%, and advance rates of 54% to 100% of the collateral.  As of September 30, 2014, collateral for the borrowings was comprised of $1.3 billion of CMBS and U.S. Agency Securities and $333.9 million of first mortgage commercial real estate loans.  On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.  As of December 31, 2013, Tuebor had $989.0 million of borrowings outstanding (with an additional $416.0 million of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral.  As of December 31, 2013, collateral for the borrowings was comprised of $1.0 million of CMBS and U.S. Agency Securities and $276.7 million of first mortgage commercial real estate loans.

On September 2, 2014, the Federal Housing Finance Agency (“FHFA”) proposed a rule that would revise the requirements for financial institutions to apply for and retain membership in one of the 12 FHLBs.  This proposed rule would revise FHFA’s existing FHLB membership regulation to ensure that members maintain a commitment to housing finance and that the entities meeting the revised requirements can gain access to FHLB advances and the benefits of membership. Many of the provisions of the proposed rule would not be applicable to Tuebor. The most relevant and most notable provisions of the proposed rule would:

a.              Define “insurance company” to mean a company that has as its primary business the underwriting of insurance for nonaffiliated persons.  The intent of this provision is to continue to include traditional insurance companies but exclude captive insurers from membership and prevent entities not eligible for membership from gaining access to FHLB advances through a captive insurer.  Membership of existing captive insurers would be “sunset” over five years from the effective date of the new rule (the “Sunset Date”) with defined limits on advances.

b.              Establish a new quantitative test requiring all members to hold one percent of their assets in home mortgage loans (“HML”) and to do so on an ongoing basis.  Currently, applicants for membership need only demonstrate a nominal amount of HML on their balance sheet at the time of their application, but not thereafter.

The comment period on the proposed rule will remain open for 120 days.  As of September 30, 2014, there are no changes to the Tuebor’s borrowing ability from the FHLB as a result of the proposed rule. If the rule is adopted as proposed, Tuebor’s FHLB membership would continue in effect until the Sunset Date, with the terms of the future borrowings from the FHLB wound be limited to maturity dates on or prior to the Sunset Date.  Tuebor’s total borrowings from the FHLB limited to 40.0% of its total assets, and Tuebor would be required to maintain at least 1.0% of its assets in the form of HML.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $247.7 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2014.

Senior unsecured notes

On September 14, 2012, LCFH issued $325.0 million of 2017 Notes.  The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

On August 1, 2014, LCFH issued $300.0 million of 2021 Notes. The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015.  The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with LCFC as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2014, Ladder Capital Corp has a 51.9% economic interest in LCFH and a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of real estate securities provided net cash of $165.8 million for the nine months ended September 30, 2014 and $330.6 million for the nine months ended September 30, 2013.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. We also sell certain balance sheet loans to LCRIP I. Proceeds from sales of mortgage loans provided net cash of $2.4 billion for the nine months ended September 30, 2014 and $2.2 billion for the nine months ended September 30, 2013.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $565.1 million for the nine months ended September 30, 2014 and $133.9 million for the nine months ended September 30, 2013.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $103.5 million for the nine months ended September 30, 2014.

Proceeds from the issuance of equity

For the nine months ended September 30, 2014, we realized net proceeds of $238.5 million in connection with the issuance of our Class A common stock.  There were no proceeds realized for the issuance of equity for the nine months ended September 30, 2013. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of September 30, 2014 were as follows ($ in thousands):

	Contractual Obligations as of September 30, 2014
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$1,207,799	$547,010	$87,330	$604,312	$2,446,451
Interest payable(1)	71,813	136,550	115,773	85,198	409,334
Other funding obligations	168,729	—	—	—	168,729
Payments pursuant to tax receivable agreement	—	672	—	—	672
Operating lease obligations	445	2,507	2,361	3,640	8,953
Senior unsecured notes	—	—	325,000	300,000	625,000
Total	$1,448,786	$686,739	$530,464	$993,150	$3,659,139

(1)                                 For borrowings with variable interest rates, we used the rates in effect as of September 30, 2014 to determine the future interest payment obligations.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.  Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our highly liquid collateral.

Unfunded loan commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of September 30, 2014, our off-balance sheet arrangements consisted of $153.6 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2013, our off-balance sheet arrangements consisted of $71.5 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65.3 million to provide additional first mortgage loan financing and $6.2 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Combined Consolidated Balance Sheets and are not reflected on our Combined Consolidated Balance Sheets.

Critical accounting policies

Our critical accounting policies reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K and in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

In August 2014, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ended March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Company anticipates adopting this update in the quarter ended March 31, 2015 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In August 2014, FASB issued ASU 2014-13, Consolidation” (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In June 2014, FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company anticipates adopting this update in the quarter ended March 31, 2017 and is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial condition or results of operations.

In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and to modify related disclosure requirements. Under this guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company adopted this guidance during the quarter ended March 31, 2014.

In July 2013, FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual and interim periods beginning after December 15, 2013.  This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04”).  ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

Reconciliation of non-GAAP financial measures

Core Earnings

We present Core Earnings, which is a non-GAAP measure, as a supplemental measure of our performance. We consider common shareholders and Continuing LCFH Limited Partners to have fundamentally equivalent interest in our pre-tax earnings.  Accordingly, for purposes of computing Core Earnings we start with pre-tax earnings and adjust for other noncontrolling interest in consolidated joint ventures but we do not adjust for amounts attributable to noncontrolling interests held by Continuing LCFH Limited Partners.

We define Core Earnings as income before taxes adjusted to exclude (i) net (income) loss attributable to noncontrolling interests in our consolidated joint ventures, (ii) real estate depreciation and amortization, (iii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period, (iv) unrealized gains/(losses) related to our investments in Agency interest-only securities, (v) the premium (discount) on mortgage loan financing and the related amortization of premium (discount) on mortgage loan financing recorded during the period, (vi) non-cash stock-based compensation and (vii) certain one-time items.

As discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed”, whereupon they would then be included in Core Earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing Core Earnings for the period.

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

During the preparation of the Core Earnings calculation for the quarter ended September 30, 2014, the Company identified certain errors in its historical calculations, specifically the Company identified that (i) it had not appropriately considered the impact of noncontrolling interests in consolidated joint ventures in the computation of the adjustments for the real estate depreciation, amortization, and gain add-backs in the prior periods, (ii) certain tracking errors relating to unrecognized hedging derivative results and (iii) to reflect reclassifications from income tax expense to real estate operating expenses and operating expenses for the three and six months ended June 30, 2013 (see Note 2 to the Company’s combined consolidated financial statements for further discussion). The Company believes the effect of these adjustments to the prior periods presented is immaterial to its Core Earnings as previously reported, however in order to present the comparative information consistently, we have revised previously presented Core Earnings for all impacted periods.  All such impacted previously reported Core Earnings will be revised the next time such Core Earnings are included in the Company’s filings.  A summary of the impact of the revisions on previously reported amounts is as follows:

	Core Earnings
	As reported	NCI/Depreciation related adjustments	Unrecognized hedging adjustments	Income Tax Reclassification	As revised
	(in thousands)
2014
Six months ended June 30, 2014	$119,147	$(1,141)	$(825)	$—	$117,181
Three months ended June 30, 2014	62,296	(463)	14	—	61,847
Three months ended March 31, 2014	57,200	(1,027)	(839)	—	55,334

2013
Year ended December 31, 2013	$202,297	$(1,900)	$(56)	$—	$200,341
Nine Months ended September 30, 2013	181,416	(707)	(402)	—	180,307
Six months ended June 30, 2013	135,276	(82)	290	(924)	134,560
Three months ended June 30, 2013	40,923	(35)	1,044	(924)	41,008
Three months ended March 31, 2013	94,353	(47)	(755)	—	93,551

Set forth below is an unaudited reconciliation of income before taxes to Core Earnings (as revised):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Income before taxes	$47,511	$21,850	$109,643	$172,440
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	306	(1,025)	451	(698)
Our share of real estate depreciation, amortization and gain adjustments (1)	4,752	4,651	15,558	10,493
Adjustments for unrecognized derivative results (2)	(8,000)	24,177	29,157	(7,429)
Unrealized (gain) loss on agency IO securities	1,282	(3,189)	(466)	1,850
Premium (discount) on mortgage loan financing, net of amortization	(394)	(1,343)	634	1,018
Non-cash stock-based compensation	3,751	624	11,413	2,632
Core Earnings	$49,208	$45,745	$166,390	$180,306

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		($ in thousands)		($ in thousands)
(1)

Our share of real estate depreciation, amortization and gain adjustment excludes amounts of current period depreciation and amortization expense as well as the effects of accumulated depreciation on gains of sales of real estate. It also excludes the related amounts that would be allocated to noncontrolling interests in consolidated joint ventures. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in the table above:

	Total GAAP deppreciation and amortization	$6,829	$5,410	$21,274	$11,609
	Less: Depreciation and amortization related to non-rental property fixed assets	(137)	(136)	(411)	(410)
	Less: Non-controlling interests share of consolidated depreciation and amortization	(659)	(542)	(2,023)	(567)
	Our share of real estate depreciation and amortization	$6,033	$4,732	$18,840	$10,632

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(1,284)	$(83)	$(3,508)	$(141)
	Less: Non-controlling interests share of accumulated depreciation and amortization on real estate sold	3	2	226	2
	Our share of accumulated depreciation and amortization on real estate sold	$(1,281)	$(81)	$(3,282)	$(139)

	Our share of real estate depreciation and amortization and gain adjustments	$4,752	$4,651	$15,558	$10,493

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of core earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

	GAAP sale of real estate, net	$8,471	$3,525	$24,225	$10,887
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(1,284)	(83)	(3,508)	(141)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$7,187	$3,442	$20,717	$10,746

(2)	Hedging interest expense	$(6,337)	$(1,991)	$(10,253)	$(6,916)
	Hedging realized result	(538)	19,855	(11,025)	16,122
	Hedging unrecognized result	8,000	(24,177)	(29,157)	7,429
	Net results from derivative transactions	$1,125	$(6,313)	$(50,435)	$16,635

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

Net results from loans sold into securitizations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Number of loans	39	66	117	132
Face amount of loans sold into securitizations ($ in thousands)	$679,977	$1,028,385	$2,338,359	$2,182,034
Number of securitizations	2	2	7	5

Income from sale of securitized loans, net ($ in thousands)(1)	$20,414	$22,225	$106,935	$139,491
Hedge gain/(loss) related to loans securitized ($ in thousands)(2)	$2,777	$19,855	$(8,535)	$16,389
Net results from loans sold into securitizations ($ in thousands)	$23,191	$42,080	$98,400	$155,880

(1)                                 The following is a reconciliation of the non-GAAP measure of income from sale of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Income from sale of loans (non-securitized), net	$—	$—	$200	$1,555
Income from sale of securitized loans, net	20,414	22,225	106,935	139,491
Income from sale of loans, net	$20,414	$22,225	$107,135	$141,046

(2)                                 The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Hedge gain/(loss) related to lending and securities positions	$(1,652)	$(26,168)	$(41,900)	$246
Hedge gain/(loss) related to loans securitized	2,777	19,855	(8,535)	16,389
Net results from derivative transactions	$1,125	$(6,313)	$(50,435)	$16,635

Cost of funds

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Interest expense	$(19,928)	$(12,554)	$(51,521)	$(35,703)
Net interest expense component of hedging activities (1)	(6,537)	(1,799)	(10,014)	(6,664)
Cost of funds	$(26,465)	$(14,352)	$(61,535)	$(42,367)

Interest income	$48,459	$29,633	$130,394	$91,062
Cost of funds	(26,465)	(14,352)	(61,535)	(42,367)
Interest income, net of cost of funds	$21,994	$15,281	$68,859	$48,695

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		($ in thousands)		($ in thousands)
(1)	Net interest expense component of hedging activities	$(6,537)	$(1,799)	$(10,014)	$(6,664)
	Hedging realized result	(738)	20,355	(10,839)	16,272
	Hedging unrecognized result	8,400	(24,869)	(29,582)	7,027
	Net result from derivative transactions	$1,125	$(6,313)	$(50,435)	$16,635

Net revenues

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Net interest income after provision for loan losses	$28,381	$16,929	$78,423	$54,909
Total other income	61,337	35,525	157,260	205,478
Net revenues	$89,719	$52,454	$235,683	$260,387

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2014 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2014, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(7,205)	$30,819
Increase by 1.00%	14,466	(29,228)

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of September 30, 2014, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of, and with the participation of, management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2014 to the risk factors in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1

Second Supplemental Indenture, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.2

Indenture, dated August 1, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.3	Form of 5.875% Senior Note Due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 3, 2014)
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of September 30, 2014, (ii) the Combined Consolidated Statements of Income for the three and nine months ended September 30, 2014, (iii) the Combined Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the nine months ended September 30, 2014, (v) the Combined Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: November 7, 2014	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: November 7, 2014	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer