Form 10-K
period 2014-12-31
Ladder Capital Corp
filed 2015-03-06
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number:
001-36299

Ladder Capital Corp
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0925494 (IRS Employer Identification No.)

345 Park Avenue, New York (Address of principal executive offices)	10154 (Zip Code)

(212) 715-3170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, $0.001 par value (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $527,913,713 as of June 30, 2014, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $18.07 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2015
Class A Common Stock, $0.001 par value	51,958,908
Class B Common Stock, no par value	47,645,132

LADDER CAPITAL CORP

FORM 10-K
December 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely,” “continue,” “design,” and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in this Annual Report, as well as our combined consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

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

•
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability and the ability of our subsidiaries to operate in compliance with REIT requirements;

•	our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the ‘‘Investment Company Act”);

•	potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;

•	the inability of insurance covering real estate underlying our loans and investments to cover all losses;

•	the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

•	fraud by potential borrowers;

•	the availability of qualified personnel;

•	the degree and nature of our competition;

•	the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•	the prepayment of the mortgages and other loans underlying our mortgage-backed and other asset-backed securities.

You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. The forward-looking statements contained in this Annual Report are made as of the date hereof, and the Company assumes no obligation to update or supplement any forward-looking statements.

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company and its primary asset is a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”) and each series thereof, directly or indirectly. Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to LCFH (“Predecessor”) and its combined consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its combined consolidated subsidiaries.

Part I

Item 1. Business

Overview

We are an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. As a non-bank lender with a proprietary loan origination platform and an established national footprint, we believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the commercial real estate sector. We believe that our comprehensive, fully-integrated in-house infrastructure, access to a diverse array of committed financing sources and highly experienced management team of industry veterans will allow us to continue to grow our business prudently as we endeavor to capitalize on profitable opportunities in various market conditions.

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

One of our key business strategies is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2014, we originated $9.2 billion of conduit loans, $8.7 billion of which were sold into 27 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $2.6 billion of balance sheet loans held for investment from our inception through December 31, 2014. During this timeframe, we also acquired $7.9 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.0 billion of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of which has worked together for more than a decade. As of December 31, 2014, our management team and directors held interests in our Company comprising 13.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of December 31, 2014, we had $5.8 billion in total assets and $1.5 billion of total equity capital. As of that date, our assets included $1.9 billion of loans, $2.8 billion of securities and $769.0 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 36.8%, 23.2% and 40.2% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the years ended December 31, 2014, 2013 and 2012, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 48.7%, 46.7% and 61.1% of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, net interest income on our investments, comprised 112.4%, 38.6% and 58.9% of our net income for the years ended December 31, 2014, 2013 and 2012, respectively, and income from sales of loans, net, comprised 148.8%, 77.7% and 89.5% of our net income for the years ended December 31, 2014, 2013 and 2012, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of December 31, 2014, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners (“TowerBrook”). We have built our business to include 66 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2014, we had $4.2 billion of debt financing outstanding. This financing was comprised of $1.6 billion of financing from the Federal Home Loan Bank (“FHLB”), $683.9 million committed secured term repurchase agreement financing, $747.8 million of other securities financing, $447.4 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million of in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”), $11.0 million of borrowings under our $50.0 million Credit Agreement, $46.8 million of borrowings under our Credit and Security Agreement and $25.0 million of financing from our Revolving Credit Facility. In addition, as of December 31, 2014, we had $1.1 billion of committed, undrawn funding capacity available, consisting of $39.0 million of availability under our $50.0 million Credit Facility, $50.0 million of availability under our $75.0 million Revolving Credit Facility, $289.0 million of undrawn committed FHLB financing and $0.8 billion of other undrawn committed financings. As of December 31, 2014, our debt-to-equity ratio was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility.

Recent Developments

REIT Election

In anticipation of the Company’s election to be subject to tax as a REIT beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described herein. See “Risk Factors—Risks Related to Our Taxation as a REIT.” As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as taxable REIT subsidiary (“TRS”) assets and liabilities (e.g., our conduit securitization and condominium sales businesses) or REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

On January 1, 2015, the Company began operating as a REIT for U.S. federal income tax purposes. In connection therewith, on February 26, 2015, the Company held a special meeting of stockholders where eligible holders of the Company’s Class A and Class B common stock approved (i) amendments to the Company’s certificate of incorporation to help ensure that the Company satisfies the ownership and other requirements for qualification as a REIT and protect the Company from adverse consequences for REITs related to concentration of ownership and (ii) amendments to the Company’s Tax Receivable Agreement. Following the special meeting, the Company filed an amended and restated certification of incorporation with the Delaware Secretary of State, effective as of February 27, 2015.

Our Business Segments

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets.  Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions.  The following table summarizes the value of our investment portfolio as reported in our combined consolidated financial statements as of the dates indicated below ($ in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012

Loans
Conduit first mortgage loans	$417,955	$440,490	$623,333
Balance sheet first mortgage loans	1,358,985	411,655	229,926
Other commercial real estate-related loans	162,068	127,423	96,392
Total loans	1,939,008	979,568	949,651
Securities
CMBS investments	2,683,745	1,422,995	833,917
U.S. Agency Securities investments	131,821	234,251	291,645
Total securities	2,815,566	1,657,246	1,125,562
Real Estate
Real estate and related lease intangibles, net	768,986	624,219	380,022
Total real estate	768,986	624,219	380,022
Total investments	5,523,560	3,261,033	2,455,235
Cash, cash equivalents and cash collateral held by broker	118,656	107,263	109,169
Other assets	181,445	120,767	64,626
Total assets	$5,823,661	$3,489,063	$2,629,030

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through December 31, 2014, we originated and funded $9.2 billion of conduit first mortgage loans and securitized $8.7 billion of such mortgage loans in 27 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013 and ten securitizations in 2014. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the years ended December 31, 2014, 2013 and 2012, conduit first mortgage loans remained on our balance sheet for a weighted average of 45, 67 and 78 days prior to securitization, respectively. As of December 31, 2014, we held 15 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $418.0 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 58.6% at December 31, 2014.

Balance Sheet First Mortgage Loans.  We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have London Interbank Offered Rate (“LIBOR”) based floating rates and terms (including extension options) ranging from one to five years. Balance sheet first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our conduit first mortgage loans. Balance sheet first mortgage loans in excess of $20.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2014, we held a portfolio of 46 balance sheet first mortgage loans with an aggregate book value of $1.4 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 62.8% at December 31, 2014.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate, which are generally held for investment. As of December 31, 2014, we held a portfolio of 31 other commercial real estate-related loans with an aggregate book value of $162.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 76.2% at December 31, 2014.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2014 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of December 31, 2014, the estimated fair value of our portfolio of CMBS investments totaled $2.7 billion in 186 CUSIPs ($14.4 million average investment per CUSIP). As of that date, 98.4% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 80.2% AAA/Aaa-rated securities and 18.1% of other investment grade-rated securities, including 13.7% rated AA/Aa, 1.7% rated A/A and 2.8% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2014, our CMBS investments had a weighted average duration of 4.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2014, by property count and market value, respectively, 41.1% and 68.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.4% and 30.3% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 3.3% by property count and 0.2% to 9.8% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2014, the estimated fair value of our portfolio of U.S. Agency Securities was $131.8 million in 49 CUSIPs ($2.7 million average investment per CUSIP), with a weighted average duration of 4.7 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2014, by market value 50.0% and 36.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 40.4%, and California represented 32.7%, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2014 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of December 31, 2014, we owned 46 single tenant properties with an aggregate book value of $398.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2014, our net leased properties comprised a total of 2.7 million square feet and had a 100% occupancy rate, an average age since construction of 8.6 years and a weighted average remaining lease term of 18.2 years.

As of December 31, 2014, we owned 26 office buildings with an aggregate book value of $253.2 million. We owned a portfolio of 13 office buildings in Richmond, VA with a book value of $106.9 million through a separate joint venture, a portfolio of four office buildings in St. Paul, MN with a book value of $62.4 million through a separate joint venture, a 26-story office building in Minneapolis, MN with a book value of $50.1 million through a separate joint venture, a portfolio of seven office buildings in Richmond, VA with a book value of $19.4 million through a separate joint venture and a 13-story office building in Southfield, MI with a book value of $14.4 million through a joint venture.

For further details regarding our portfolio of commercial real estate properties, including state of operation, see “Properties.”

Residential Real Estate.  During the year ended December 31, 2014, we sold 113 condominium units, generating aggregate gains on sale of $19.1 million. We intend to sell the remaining units over time. As of December 31, 2014, we owned 220 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $57.2 million through a joint venture. As of December 31, 2014, the condominium units were 55.4% rented and occupied. During the year ended December 31, 2014, the Company recorded $3.1 million of rental income from the condominium units.

During the year ended December 31, 2014, we sold 72 condominium units, generating aggregate gains on sale of $4.7 million. We intend to sell the remaining units over time. As of December 31, 2014, we owned 252 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $59.7 million. As of December 31, 2014, the condominium units were 84.6% rented and occupied. During the year ended December 31, 2014, the Company recorded $5.1 million of rental income from the condominium units.

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest and we own the remaining 10% on a pari passu basis and we act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. As of December 31, 2014, LCRIP I owned $37.2 million of first mortgage bridge loan assets that were financed by $3.1 million of term debt. Debt of LCRIP I is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2014, the book value of our investment in LCRIP I was $3.9 million.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2014, Grace Lake LLC owned an office building campus with a carrying value of $68.6 million, which is net of accumulated depreciation of $12.7 million, that is financed by $75.7 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2014, the book value of our investment in Grace Lake LLC was $2.1 million.

Other Asset Management Activities.  As of December 31, 2014, we also managed a separate CMBS investment account for a private investor with total assets of $1.2 million. As of October 2012, we are no longer purchasing any new investments for this account.   However, we will continue to manage the existing investments until their full repayment or other disposition.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of the $325.0 million of 2017 Notes in 2012, the $238.5 million of net proceeds from the issuance of Class A common stock in 2014, proceeds from the issuance of the $300.0 million of 2021 Notes in 2014, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.2 billion at December 31, 2014 and through our FHLB membership. As of December 31, 2014, there was $509.0 million outstanding under the term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2014, we had total outstanding balances of $922.6 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of December 31, 2014, we had outstanding balances of $447.4 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.6 billion of borrowings from the FHLB outstanding at December 31, 2014.  As of December 31, 2014, we also had a $50.0 million Credit Agreement, with $11.0 million of borrowings outstanding, a $46.8 million Credit and Security Agreement, with $46.8 million of borrowings outstanding, a $75.0 million Revolving Credit Facility, with $25.0 million of borrowings outstanding and $619.6 million of Notes issued and outstanding. See Note 7, Debt Obligations in our combined consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2014, our debt-to-equity ratio was 2.8:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

We seek to align our interests and those of our originators by awarding our originators annual discretionary bonuses that are closely correlated with loan performance and realized profits, rather than loan volumes or other metrics. For the year ended December 31, 2014, we paid $22.4 million in discretionary bonuses to originators.

Credit and Underwriting

Our underwriting and credit process commences upon receipt of a potential borrower’s executed loan application and non-refundable deposit.

Our underwriters conduct a thorough due diligence process for each prospective investment. The team coordinates in-house and third-party due diligence for each prospective loan as part of a checklist-based process that is designed to ensure that each loan receives a systematic evaluation. Elements of the underwriting process generally include:

Cash Flow Analysis. We create an estimated cash flow analysis and underwriting model for each prospective investment. Creation of the cash flow analysis generally draws on an assessment of current and historical data related to the property’s rent roll, operating expenses, net operating income, leasing cost, and capital expenditures. Underwriting is expected to evaluate and factor in assumptions regarding current market rents, vacancy rates, operating expenses, tenant improvements, leasing commissions, replacement reserves, renewal probabilities and concession packages based on observable conditions in the subject property’s sub-market at the time of underwriting. The cash flow analysis may also rely upon third-party environmental and engineering reports to estimate the cost to repair or remediate any identified environmental and/or property-level deficiencies. The final underwritten cash flow analysis is used to estimate the property’s overall value and its ability to produce cash flow to service the proposed loan.

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

Site Inspection. A Ladder underwriter typically conducts a physical site inspection of each property. The site inspection gives the underwriter insights into the local market and the property’s positioning within it, confirms that tenants are in-place, and generally helps to ensure that the property has the characteristics, qualities, and potential value represented by the borrower.

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

Third-party Appraisal. We generally commission an appraisal from a Member of the Appraisal Institute to provide an independent opinion of value as well as additional supporting property and market data. Appraisals generally include detailed data on recent property sales, local rents, vacancy rates, supply, absorption, demographics and employment, as well as a detailed projected cash flow and valuation analysis. We typically use the independent appraiser’s valuation to calculate ratios such as loan-to-value and loan-to-stabilized-value ratio, as well as to serve as an independent source to which the in-house cash flow and valuation model can be compared.

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

Third-party Insurance Review. A third-party insurance specialist reviews each prospective borrower’s existing insurance program to analyze the specific risk exposure of each property and to ensure that coverage is in compliance with our standard insurance requirements. Our transaction management team oversees this third-party review and makes the conclusions of their analysis available to the underwriting team.

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

Investment Committee Approval

All investments require approval from our Investment Committee, comprised of Brian Harris, CEO; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; and Pamela McCormack, Chief Strategy Officer and General Counsel. The Investment Committee generally requires each investment to be fully described in a comprehensive Investment Committee memorandum that identifies the investment, the due diligence conducted and the findings, as well as all identified related risks and mitigants. The Investment Committee meets regularly to ensure that all investments are fully vetted prior to issuance of Investment Committee approval.

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

Asset Management

The asset management team, together with our third-party servicers, monitors the credit performance of our investment portfolio, working closely with borrowers and/or their partners to monitor performance of our collateral assets and overseeing our real estate portfolio. Asset management focuses on careful asset specific and market surveillance, active enforcement of loan and security rights, and regular review of potential disposition strategies. Loan modifications, asset recapitalizations and other necessary variations to a borrower’s or partner’s business plan or budget will generally be vetted through the asset management team with a recommended course of action presented to the Investment Committee for approval.

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

Disposition and Distribution

Our securitization team works with our transaction management and underwriting teams to realize our disposition strategy of selling our conduit first mortgage loans into CMBS securitization trusts. We typically partner with other leading financial institutions to contribute loans to multi-asset securitizations. We have also led single asset securitizations on single loans we have originated.

From time to time, our registered broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors.

In addition, Ladder has from time to time purchased predominantly AAA-rated CMBS from securitizations into which we have sold conduit first mortgage loans, generally as one of several loan contributors. In such instances, however, we have not participated as a co-manager in the underwriting syndicates. As of December 31, 2014, we owned approximately $452.5 million of such CMBS, representing less than 5% of the $9.2 billion of CMBS issued by the related securitization trusts. As with our other CMBS investments, we purchased these securities in both primary and secondary market transactions over time.

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

Competition

The commercial real estate finance markets are highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

We compete on the basis of relationships, product offering, loan structure, terms, pricing and customer service. Our success depends on our ability to maintain and capitalize on relationships with borrowers and brokers, offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, certain of our subsidiaries’ businesses may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.

Qualification as a REIT

We will be subject to tax as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2015. To qualify as a REIT, we must make qualifying distributions to stockholders and satisfy, on a continuing basis, through actual investment and operating results, certain asset, income, organizational, distribution, stock ownership and other REIT requirements. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to stockholders.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a recently-adopted rule requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB under the Securities Act (“Regulation AB”); and (iv) certain restrictions designed to prohibit conflicts of interest. The risk retention rule that has been recently adopted (as it relates to CMBS) will take effect in approximately two years and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes), (ii) retention of a vertical security or interest in each class of securities issued in connection with the securitization or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators or, upon satisfaction of certain requirements, up to two third-party purchasers of interests in the securitization. Other regulations have been and may ultimately be adopted. The risk retention rules and other rules and regulations that have been adopted or may be adopted will alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization in general or discourage traditional issuers, underwriters, b-piece buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans.

Certain other new federal, state and municipal rules could also impact our business. These include (1) new rules issued by the U.S. Commodities and Futures Trading Commission (“CFTC”) regarding commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) registration and compliance obligations, (2) new regulatory, reporting and compliance requirements applicable to swap dealers, security based swaps dealers and major swap participants under the Dodd-Frank Act, (3) new Dodd-Frank Act regulations on derivative transactions and (4) requirements in California and New York City that require placement agents who solicit funds from the retirement and public pension systems to register as lobbyists. Given the current status of the regulatory developments, we cannot currently quantify the possible effects of these regulatory changes. The final form these rules will take is not yet known, and their final formulation could be more, or less, restrictive than the current proposals. See “Risk factors—Risks related to regulatory and compliance matters” and “Risk Factors—Risks related to hedging.”

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

Regulation as an Investment Adviser

We conduct investment advisory activities in the United States through our subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC. One or both of these entities advise our institutional bridge loan partnership and one CMBS managed account and both are regulated by the SEC as registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). A registered investment adviser is subject to federal and state laws and regulations primarily intended to benefit its clients. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, custody arrangements, limitations on agency cross and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, disgorgement, the revocation of registrations, and other censures and fines.

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

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagement of third-parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state-level regarding “pay to play” practices by investment advisers.

Regulation as a Broker-Dealer

We have a subsidiary, Ladder Capital Securities LLC, that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. Violations of these regulations can result in the revocation of its broker-dealer license (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. The subsidiary also may be required to maintain certain minimum net capital. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

Regulation as a Captive Insurance Company

We maintain a captive insurance company, Tuebor Captive Insurance Company LLC (“Tuebor”), to provide coverage previously self insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. It is regulated by the state of Michigan and is subject to regulations that cover all aspects of its business. Violations of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The subsidiary is also subject to insurance laws of states other than Michigan (i.e., states where the insureds are located).

Investment Company Act Exemption

We intend to conduct our operations so that neither we nor any of our subsidiaries (including any series thereof) are required to register as an investment company under the Investment Company Act.

If we or any of our subsidiaries (including any series thereof) fail to qualify for and maintain an exemption from registration under the Investment Company Act, or an exclusion from the definition of an investment company, we could, among other things, be required either to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company under the Investment Company Act, any of which could have an adverse effect on us, our financial results, the sustainability of our business model or the value of our securities.

If we or any of our subsidiaries (including any series thereof) were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change its operation and we would not be able to conduct our business as described in this Annual Report. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into certain transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate our business.

If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer which is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for certain privately-offered investment vehicles set forth in Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

We are organized as a holding company and conduct our businesses primarily through our wholly-owned and majority-owned subsidiaries (including any series thereof). We intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities,” which excludes, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities. Rather, we will be engaged primarily in the business of holding securities of our wholly-owned and majority-owned subsidiaries (including any series thereof).

We expect that certain of our subsidiaries (including any series thereof) may rely on the exclusion from the definition of an “investment company” under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in “qualifying real estate assets” and at least 80% of its assets in qualifying real estate assets and “real estate-related assets.”

Although we reserve the right to modify our business methods at any time, as of December 31, 2014, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

Any of the Company or our subsidiaries (including any series thereof) may rely on the exemption provided by Section 3(c)(6) of the Investment Company Act to the extent that they primarily engage, directly or through majority-owned subsidiaries (including any series thereof), in the businesses described in Sections 3(c)(3), 3(c)(4) and 3(c)(5) of the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategies accordingly.

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

Qualification for exclusion from the definition of an investment company under the Investment Company Act will limit our ability to make certain investments. In addition, complying with the tests for such exclusion could restrict the time at which we can acquire and sell assets. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategies accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. See “Risk factors—Risks related to our Investment Company Act exemption—Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations.”

Employees

As of December 31, 2014, we employed 66 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Our Corporate Information

Our principal executive offices are located at 345 Park Avenue, 8th Floor, New York, New York 10154, and our telephone number is (212) 715-3170. We maintain a website on the Internet at http://www.laddercapital.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flows and liquidity could be materially adversely affected. The market price of our Class A common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our Class A common stock. Certain statements in “Risk Factors” are forward-looking statements. See “Information Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Risks Related to Our Operations

Our business model may not be successful. We may change our investment strategy and financing policy in the future and any such changes may not be successful.

There can be no assurance that any business model or business plan of ours, including the REIT Election, will prove accurate, that our management team will be able to implement such business model or business plan successfully in the future or that we will achieve our performance objectives. Any business model of ours, including any underlying assumptions and predictions, merely reflect our assessment of the short- and long-term prospects of the business, finance and real estate markets in which we operate and should not be relied upon in determining whether to invest in our Class A common stock. We have discretion regarding the assets we originate or acquire, and our management team is authorized to follow very broad investment guidelines and has great latitude within those guidelines to determine which assets make proper investments for us. In addition, at its discretion, our board of directors may change our investment, financing or other strategies without a shareholder vote.

We are dependent on our management team, and the loss of any of these individuals could adversely affect our ability to operate profitably.

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

The allocation of capital among our business lines may vary, which may adversely affect our financial performance.

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

We expect to distribute the conduit loans we originate through securitizations and, upon completion of a securitization, we will recognize certain non-interest revenues which are included in total other income on our combined consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. As a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

We may not be able to maintain our joint ventures and strategic business alliances.

We often rely on other third-party companies for assistance in origination, warehousing, distribution, securitization and other finance-related and loan-related activities. Some of our business may be conducted through non-wholly-owned subsidiaries, joint ventures in which we share control (in whole or in part) and strategic alliances formed by us with other strategic or business partners that we do not control. There can be no assurance that any of these strategic or business partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to non wholly-owned subsidiaries, joint ventures, strategic alliances and the markets in which we operate. Our ability to influence our partners in joint ventures or strategic alliances may be limited and non-alignment of interests on various strategic decisions in joint ventures or strategic alliances may adversely impact our business. Furthermore, joint venture or strategic alliance partners may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations under a joint venture or strategic alliance, which may affect our financial conditions or results of operations.

We may face difficulties in obtaining required authorizations or licenses to do business.

In order to implement our business strategies, we may be required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses with respect to loan origination) from certain governmental entities. While we do not anticipate any delays or other complications relating to such licenses and authorizations, there is no assurance that any particular license or authorization will be obtained, maintained or renewed quickly or at all. Any failure of ours to obtain, maintain or renew such authorizations or licenses may adversely affect our business.

The accuracy of our financial statements may be materially affected if our estimates, including loan loss reserves, prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to: (i) assessing the adequacy of the allowance for loan losses; (ii) determining the fair value of investment securities; (iii) assessing other than temporary impairments on securities; and (iv) assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required.

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

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct, misstatements on a timely basis by the Company’s internal controls. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected, on a timely basis by the Company’s internal controls.

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

We may be subject to “lender liability” litigation.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

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

As an “emerging growth company” under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If we do take advantage of any of these exemptions, we do not know if some investors will find our securities less attractive as a result. The result may be a less active trading market for our securities and our security prices may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three year period.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act and the New York Stock Exchange (“NYSE”) rules. The requirements of these rules and regulations have increased, and are expected to continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources than when we were a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Furthermore, because of our relative inexperience in operating as a public company, we might not be successful in implementing these requirements. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our financial condition.

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

We operate in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other finance companies have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the maintenance of an exemption from the Investment Company Act. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in specific types of target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can offer no assurance that we will be able to identify and originate loans or make any or all of the types of investments that are described in this Annual Report.

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

The events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) and subsequent extensions, including the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extends TRIA through December 31, 2020, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable opportunities available to us and the pace at which we are able to acquire assets. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our assets.

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties and could harm our business and our reputation.
We store sensitive data, including our proprietary business information and that of our borrowers, clients and other counterparties, and confidential employee information, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Risks Related to Our Portfolio

The value of our investments, including the CMBS in which we invest, may be adversely affected by many factors that are beyond our control.

Income from, and the value of, our investments may be adversely affected by many factors that are beyond our control, including:

•	volatility and adverse changes in international, national and local economic and market conditions, including contractions in market liquidity for mortgage loans and mortgage-related assets;

•	changes in interest rates and in the availability, costs and terms of financing;

•	changes in generally accepted accounting principles;

•	changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•	downturns in the markets for residential mortgage-backed securities and other asset-backed and structured products; and

•
civil unrest, terrorism, acts of war, nuclear or radiological disasters and natural disasters, including earthquakes, hurricanes, tornadoes, tsunamis and floods, which may result in uninsured and underinsured losses.

In addition to other analytical tools, our management team utilizes financial models to evaluate loans and real estate assets, the accuracy and effectiveness of which cannot be guaranteed.

In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that management’s projected results will be obtained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS in which we invest, are nonrecourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

Commercial mortgage loans and the commercial mortgage loans underlying the securities in which we may invest are subject to the ability of the commercial property owner to general net income from operating the property (and not the independent income or assets of the borrower). Any reductions in net operating income (“NOI”) increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses;

•	changes in general or local market conditions;

•
changes in tenant mix and performance, the occupancy or rental rates of the property or, for a property that requires new leasing activity, a failure to lease the property in accordance with the projected leasing schedule;

•	competition from comparable property types or properties;

•	unskilled or inexperienced property management;

•	limited availability of mortgage funds or fluctuations in interest rates which may render the sale and refinancing of a property difficult;

•	development projects that experience cost overruns or otherwise fail to perform as projected including, without limitation, failure to complete planned renovations, repairs, or construction;

•	unanticipated increases in real estate taxes and other operating expenses;

•	challenges to the borrower’s claim of title to the real property;

•	environmental considerations;

•	zoning laws;

•	other governmental rules and policies;

•	unanticipated structural defects or costliness of maintaining the property;

•	uninsured losses, such as possible acts of terrorism;

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

In instances where the borrower is acting as a landlord on the underlying property as we do for our selected net leased and other commercial real estate assets, the ability of such borrower to satisfy the debt obligation we hold will depend on the performance and financial health of the underlying tenants, which may be difficult for us to assess or predict. In addition, as the number of tenants with respect to a commercial property decreases or as tenant spaces on a property must be relet, the nonperformance risk of the loan related to such commercial property may increase. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan as lender and repay the principal as borrower. A substantial portion of our portfolio may be committed to the origination or purchasing of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, such companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. The above financial challenges may make it difficult for such borrowers to make scheduled payments of interest or principal on their loans. Accordingly, advances made to such types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

A portion of our portfolio also may be committed to the origination or purchasing of commercial loans where the borrower is a business with a history of poor operating performance, based on our belief that we can realize value from a loan on the property despite such borrower’s performance history. However, if such borrower were to continue to perform poorly after the origination or purchase of such loan, including due to the above financial challenges, we could be adversely affected.

Certain balance sheet loans may be more illiquid and involve a greater risk of loss than long-term mortgage loans.

We originate and acquire balance sheet loans generally having maturities of three years or less, that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate generally having a maturity of three years or less. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors.

Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, their potential unsuitability for securitization, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of our interim loan portfolio and may adversely affect the value of the portfolio.

Such “liquidity risk” may be difficult or impossible to hedge against and may also make it difficult to effect a sale of such assets as we may need or desire. As a result, if we are required to liquidate all or a portion of our interim loan portfolio quickly, we may realize significantly less than the value at which such investments were previously recorded, which may fail to maximize the value of the investments or result in a loss.

We may finance first mortgages, which may present greater risks than if we had made first mortgages directly to owners of real estate collateral.

Our portfolio may include first mortgage loan financings which are loans made to holders of commercial real estate first mortgage loans that are secured by commercial real estate. While we have certain rights with respect to the real estate collateral underlying a first mortgage loan, the holder of the commercial real estate first mortgage loans may fail to exercise its rights with respect to a default or other adverse action relating to the underlying real estate collateral or fail to promptly notify us of such an event which would adversely affect our ability to enforce our rights. In addition, in the event of the bankruptcy of the borrower under the first mortgage loan, we may not have full recourse to the assets of the holder of the commercial real estate loan, or the assets of the holder of the commercial real estate loan may not be sufficient to satisfy our first mortgage loan financing. Financings of first mortgage loans might not generate qualifying income for REIT purposes and may be held in a taxable REIT subsidiary, resulting in a lower after-tax return to Ladder than other financings. Accordingly, we may face greater risks from our first mortgage loan financings than if we had made first mortgage loans directly to owners of real estate collateral.

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

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we may invest, we may not be able to recover all of our investment in the securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we may invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

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

We may attempt to underwrite our investments on a “loss-adjusted” basis, which projects a certain level of performance. However, there can be no assurance that this underwriting will accurately predict the timing or magnitude of such losses. To the extent that this underwriting has incorrectly anticipated the timing or magnitude of losses, our business may be adversely affected. Some mortgage loans underlying CMBS may default. Under such circumstances, cash flows of CMBS investments held by us may be adversely affected as any reduction in the mortgage payments or principal losses on liquidation of any mortgage loan may be applied to the class of CMBS relating to such defaulted loans that we hold.

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

Our investments in securities and mortgages issued by agencies or instrumentalities of the U.S. government face risks of prepayments or defaults on U.S. Agency Securities that we own at a premium and of “negative convexity.”

We currently invest in and may continue to invest in securities and mortgages issued by agencies or instrumentalities of the U.S. government, including Ginnie Mae, Fannie Mae, the Federal Housing Administration (“FHA”), Freddie Mac and other government agency mortgages secured by single multifamily properties or skilled nursing facilities. Additionally, we invest in real estate mortgage investment conduit (“REMIC”) securities collateralized by these mortgages. We invest in U.S. Agency Securities, the principal of which is guaranteed implicitly or explicitly by the U.S. government. Therefore, the most significant risks present in U.S. Agency Securities owned by us are first, in prepayments or defaults on U.S. Agency Securities that we own at a premium and second, “negative convexity,” as defined below.

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

“Negative convexity” is the inverse relationship between interest rates and the average expected life of a pool of mortgage loans; when interest rates rise, a mortgage may extend and when interest rates fall, a mortgage may prepay or default. As in any mortgage security, negative convexity is a concern as the yield on mortgage-backed securities is based on the average expected life of the underlying pool of mortgage loans. The actual prepayment experience of such pools may cause the yield we realize to differ from that calculated by us in making the investment, resulting in losses or profits. To protect against prepayments in a falling interest rate environment, typically each newly originated multifamily loan owned by us has a combination of 10 years of call/prepayment protection. However, an unexpected default in a single large property may reduce yield. In each transaction, we attempt to understand the agencies’ underwriting processes in order to assess the risk of default associated with a particular U.S. Agency Security. We also endeavor to diversify our holdings and at periodic points in time, sell our older positions for newer product, which may have less likelihood of default. There is no guarantee that we will be successful in either of these activities. When interest rates are rising, the rate of prepayment tends to decrease, thereby lengthening the actual average life of such pools. We frequently update our extension risk analyses and, if necessary, our hedging to account for this risk. The same is true when interest rates fall and prepayments tend to increase.

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

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities on which they provide guarantees and loans held in their investment portfolios without the direct support of the U.S. federal government, in September 2008, the Federal Housing Finance Agency (the ‘‘FHFA’’) placed Fannie Mae and Freddie Mac into conservatorship and, together with the Treasury, established a program designed to boost investor confidence in Fannie Mae and Freddie Mac by supporting the availability of mortgage financing and protecting taxpayers. The U.S. government program includes contracts between the Treasury and each of Fannie Mae and Freddie Mac that seek to ensure that each GSE maintains a positive net worth by providing for the provision of cash by the Treasury to Fannie Mae and Freddie Mac if FHFA determines that its liabilities exceed its assets. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Under the statute providing the framework for the GSE’s conservatorship, either or both GSEs could also be placed into receivership under certain circumstances.

There continues to be substantial uncertainty regarding the future of Fannie Mae and Freddie Mac, including the length of time for which they may continue to exist and in what form they may operate during that period. In May 2014, the Senate Banking Committee approved plans to eliminate both Fannie Mae and Freddie Mac. The bipartisan measure, drafted with the input from the President’s administration, would replace the U.S. owned mortgage financiers with government bond insurance that would kick in after private capital suffered losses of at least 10 percent. The bill would require borrowers to make down payments of at least 5 percent.

The effects that this legislation, which is not guaranteed to take effect as stated or at all, may have on our business are yet to be determined.

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

Following the dislocation of credit markets that commenced in 2007, the market for nonrecourse long-term securitizations has resumed and we have generally participated in that market by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We may, in the future, take a larger role in leading single-asset and multi-asset securitizations of mortgage loans. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer, co-manager and/or co-underwriter of, securitizations, we have been obligated to assume substantially similar liabilities as were required of a mortgage loan seller prior to the credit market dislocation, including with respect to representations and warranties required to be made for the benefit of investors. In particular, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, or to repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation and warranty or a material loan document deficiency; and (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead single-asset or multi-asset securitizations as issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

As a result of the dislocation of the credit markets, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a recently-adopted rule requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB); and (iv) certain restrictions designed to prohibit conflicts of interest. The risk retention rule that has been recently adopted (as it relates to CMBS) will take effect in approximately two years and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes), (ii) retention of a vertical security or interest in each class of securities issued in connection with the securitization or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators or, upon satisfaction of certain requirements, up to two third-party purchasers of interests in the securitization. Other regulations have been and may ultimately be adopted. The risk retention rules and other rules and regulations that have been adopted or may be adopted will alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, b-piece buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans.

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

Some of our investments may be rated by one or more of Moody’s, Fitch, Standard & Poor’s, Realpoint, Dominion Bond Rating Service, Kroll Bond Ratings or other credit rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot be assured that any such ratings will not be changed or withdrawn by a credit rating agency in the future if, in its judgment, circumstances warrant. If credit rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The credit ratings currently assigned to our investments may not accurately reflect the risks associated with those investments.

Credit rating agencies rate investments based upon their assessment of the perceived safety of the receipt of principal and interest payments from the issuers of such debt securities. Credit ratings assigned by the credit rating agencies may not fully reflect the true risks of an investment in such securities. Also, credit rating agencies may fail to make timely adjustments to credit ratings based on recently available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may in fact be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information, such as the discounted value of a CMBS security’s projected future cash flows, and the value of the real estate collateral underlying the mortgage loans owned by the issuing REMIC trust. However, our assessment of the quality of a CMBS investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

We could incur losses from investments in non-conforming and non-investment grade-rated loans or securities, which could have a material impact on our financial condition, liquidity and results of operations.

Some of our investments may not conform to conventional loan standards applied by traditional lenders and either may not be rated or may be rated as non-investment grade by the credit rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the underlying loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments will have a higher risk of default and loss than investment grade-rated assets. Any loss that we incur may be significant. There may be no limits on the percentage of unrated or non-investment grade rated assets that we may hold in our portfolio.

Some of our portfolio investments will be recorded at fair value and there is uncertainty as to the value of these investments. Furthermore, our determinations of fair value may have a material impact on our financial condition and results of operations.

The value of some of our investments may not be readily determinable. We will value these investments quarterly at fair value, as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (Topic 820): Fair Value Measurement, or ASC 820. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Our determinations of fair value may have a material impact on our earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to OTTI, or our accumulated other comprehensive income/(loss) in our stockholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments.

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

Further, the ability to collect upon mortgage loans may be limited by the application of state and federal laws. Several states (including California) have laws that prohibit more than one “judicial action” to enforce a mortgage obligation. Some courts have construed the term “judicial action” broadly.

The borrowers under the loans underlying our investments may be unable to repay their remaining principal balances on their stated maturity dates, which could negatively impact our business results.

Our mortgage loans may be non-amortizing or partially amortizing balloon loans that provide for substantial payments of principal due at their stated maturities. Balloon loans involve a greater risk to the lender than amortizing loans because a borrower’s ability to repay a balloon mortgage loan on its stated maturity date typically will depend upon its ability either to refinance the mortgage loan (although some loans such as those on condominium projects, may be at least partially self- liquidating) or to sell the mortgaged property at a price sufficient to permit repayment. A borrower’s ability to effect a refinancing or sale will be affected by a number of factors. We are not obligated to refinance any of these mortgage loans.

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

Liability relating to environmental matters may decrease the value of the underlying properties of our investments and may adversely affect the ability of a person to sell such property or real estate instrument related to the property or borrow using such property as collateral and may adversely affect the security afforded by a property for a mortgage loan. Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on, about, under or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. To the extent that an owner of an underlying property becomes liable for removal costs, testing, monitoring, remediation, bodily injury or property damage, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset related to such property. If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thereby harming our financial conditions. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition. Moreover, some federal and state laws provide that, in certain situations, a secured lender, such as us, may be liable as an “owner” or “operator” of the real property, regardless of whether the borrower or previous owner caused the environmental damage. Therefore, the presence of hazardous materials on certain property could have an adverse effect on us in our capacity as the owner of such property, as the mortgage lender to the owner of such property, or as the holder of a real estate instrument related to such property.

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

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a borrower, including control resulting from the ownership of equity interests in a borrower. In certain instances where we own equity in a property, we also may make one or more loans to the owner of such property. Payments on one or more of our loans, particularly a loan to a borrower in which we also hold equity interests, may be subject to claims of equitable subordination that would place our entitlement to repayment of the loan on an equal basis with holders of the borrower’s common equity only after all of the borrower’s obligations relating to its other debt and preferred securities has been satisfied.

If we purchase or originate loans secured by liens on facilities that are subject to a ground lease and such ground lease is terminated unexpectedly, our interests could be adversely affected.

A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally any real property improvements made by the lessee during the term of the lease will revert to the owner at the end of the lease term. We may purchase or originate loans secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to terminate unexpectedly, due to the borrower’s default on such ground lease, our business could be adversely affected.

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

With respect to each series of the CMBS in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate-holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificate-holder or controlling class representative. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder or controlling class representative, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. However, the special servicer is not permitted to take actions that are prohibited by law or violate the applicable servicing standard or the terms of the mortgage loan documents.

We may be required to make determinations of a borrower’s creditworthiness based on incomplete information or information that we cannot verify, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business.

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

We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. We must evaluate existing conditions on our debt investments to make determinations to record loan loss reserves on these specific investments. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance.

If the loans that we originate or purchase do not comply with applicable laws, we may be subject to penalties.

Loans that we originate or purchase may be directly or indirectly subject to U.S. laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of law intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited, to zoning laws that allow permitted non-conforming uses). If we or any other person fail to comply with such laws in relation to a loan that we have purchased or originated, legal penalties may be imposed, and our business may be adversely affected as a result. Additionally, jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability or the ability of a special servicer of a CMBS issuance to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by federal, state or local governmental entities, and such laws may have an adverse effect on our business.

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

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings my take the form of “financing facilities” such as bank credit facilities, credit facilities from government agencies (including the FHLB), repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse portfolios or real estate instruments until we exit them through securitization. We do and, in the future, intend to enter into securitization and other long-term financing transactions to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. However, such agreements may include a recourse component. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, our borrowings are generally based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

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

The utilization of any of our repurchase and warehouse facilities and other financing arrangements is subject to the pre- approval of the lender, which we may be unable to obtain.

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

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted under applicable insolvency laws to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. Therefore, our use of repurchase agreements to finance our portfolio assets exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or ourselves.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security and/or loans to us at the end of the transaction term, or if the value of the underlying security and/or loans has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities and/or loans to lenders (i.e., repurchase agreement counterparties) in return for cash from the lenders. The lenders then are obligated to resell the same securities and/or loans to us at the end of the term of the transaction. In a repurchase agreement, the cash we receive from a lender when we initially sell the securities and/or loans to such lender is less than the value of the securities and/or loans sold. If the lender defaults on its obligation to resell the same securities and/or loans to us under the terms of a repurchase agreement, we will incur a loss on the transaction equal to the difference between the value of the securities and/or loans sold and the cash we received from the lender (assuming there was no change in the value of the securities and/or loans). We also would lose money on a repurchase transaction if the value of the underlying securities and/or loans has declined as of the end of the transaction term, as we would have to repurchase the securities and/or loans for their initial value but would receive securities and/or loans worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements generally contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of their repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase transactions could adversely affect our earnings.

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

We have a subsidiary, LCS, which is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of FINRA. This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. The SEC and FINRA have also imposed both conduct-based and disclosure-based requirements with respect to research reports. Violation of these regulations can result in the revocation of broker-dealer licenses (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. In addition, LCS is subject to routine periodic examination by the staff of FINRA.

As a registered broker-dealer and member of a self-regulatory organization, LCS is subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

The Dodd-Frank Act will result in additional regulation by the SEC, the CFTC and LCS’ other regulators. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. LCS will also be affected by rules adopted by federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (at least 5%) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules prohibiting securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The rules exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

If our subsidiaries that are regulated as registered investment advisers are unable to meet the requirements of the SEC or fail to comply with certain federal and state securities laws and regulations, they may face termination of their investment adviser registration, fines or other disciplinary action.

Two of our subsidiaries are regulated by the SEC as registered investment advisers. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

If our subsidiaries that are regulated as registered investment advisers are unable to successfully negotiate the terms of their management fees, our results of operations could be negatively impacted.

Our asset management business, which currently consists of our institutional bridge loan partnership (a private investment fund) in addition to one CMBS managed account, depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially receive additional fees and compensation, which would materially reduce our revenue and cash flow from our asset management business and adversely affect our financial condition.

In connection with creating new investment products or securing additional investments in existing accounts and vehicles, we negotiate terms with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of other accounts or vehicles one of our investment adviser subsidiaries has advised. Such terms could restrict our subsidiaries’ ability to advise accounts or vehicles with investment objectives or strategies that compete with existing accounts or vehicles, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the accounts or vehicles or increase our potential liabilities, all of which could ultimately reduce our profitability.

The historical returns attributable to the accounts and investment vehicles managed by our asset management business are not indicative of the future results of the accounts and investment vehicles managed by this business, our future results or the performance of our Class A common stock.

The historical and potential future returns of the accounts and investment vehicles managed by our asset management business are not directly linked to returns on our business. Therefore, any positive performance of the accounts and investment vehicles that we manage will not necessarily result in positive returns on an investment in our common equity. However, poor performance of the accounts and investment vehicles that we manage would cause a decline in our revenue from such accounts and investment vehicles, and would therefore have a negative effect on our performance.

We cannot be certain that consents required for assignments of our investment management agreements will be obtained if a change of control occurs at the Company, which may result in the termination of these agreements and a corresponding loss of revenue.

Our separately managed account and private fund do and would have an adviser that is regulated as a registered investment adviser under the Advisers Act, which requires these investment management agreements to be terminated upon an “assignment” without investor consent. Such “assignment” may be deemed to occur in the event such adviser was to experience a direct or indirect change of control (at the Company level). Termination of these agreements would cause us to lose the fees we earn from such account or fund.

If our subsidiary that operates as a captive insurance company fails to comply with insurance laws or is no longer a member of the FHLB, our sources of financing may be limited, which may have an adverse financial impact on the captive and us.

We maintain a captive insurance company to provide coverage previously self-insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. The captive is regulated by the State of Michigan and is subject to regulations that cover all aspects of its business, including a requirement to maintain a certain minimum net capital. Violation of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The captive could also be found to be in violation of the insurance laws of states other than Michigan (i.e., states where insureds are located), in which case, fines and penalties could apply from those states. Under certain circumstances, regulatory actions (such as new rulemakings) impacting the captive could result in limitations on the ability of the captive to borrow from the FHLB, or termination of its membership in the FHLB, and thereby impact the FHLB’s availability as a source of financing for our operations.

The captive is a member of the FHLB, and as such, is eligible to borrow funds, on a fully collateralized basis, in accordance with the terms and conditions of the FHLB’s Advances, Pledge and Security Agreement and is subject to the lending policies of the FHLB as established from time to time. As a member, the captive is required to purchase shares of FHLB stock based on the amount of funds currently borrowed. The organization of the captive and its membership in the FHLB is viewed as a risk financing and investment vehicle of Ladder. Like any other investment, the captive’s participation in the FHLB involves some risk of loss and/or access to assets of the captive, both with respect to the shares of FHLB stock and the assets provided by the captive as collateral for its borrowings. Furthermore, if the captive’s membership in the FHLB is terminated, then it may have an adverse financial impact on the captive and us.

The FHFA has undertaken a regulatory initiative that could ultimately result in the inability of our captive insurance company to borrow from or be a member of the FHLB. This regulatory initiative and/or other actions taken by the FHFA or the FHLB could limit lending to our captive insurance company and possibly result in termination of our FHLB membership.

The FHFA is the federal regulator of the FHLB system. The FHFA has been articulating concerns regarding the membership of, and lending to, insurance company members of the FHLB, particularly captive insurance company members. In December 2013, the FHFA issued guidance to FHLBs regarding lending to insurance company members. The guidance, among other things, indicated that the FHFA would consider whether FHLBs had established policies regarding lending to captive insurance companies that take into account the nature and extent of their insurance activities, the source of collateral being pledged, and whether they are affiliated with entities that are subject to inspection and regulation regimes comparable to those of insured depositories or non-captive insurance companies.

The FHLB stated that, beginning on March 21, 2014, it began establishing a borrowing limit on a case-by-case basis for its captive insurance company members based on the review and recommendation of the FHLB’s credit services underwriting function. On September 12, 2014, the FHFA published a notice of proposed rulemaking regarding membership eligibility in the FHLB system (“Proposed Rule”). Currently, an insurance company is among the categories of institutions that are eligible for membership in the FHLB system. The Proposed Rule, if adopted in its current form, would, among other things, establish a definition of “insurance company” that would exclude captive insurance companies, such as ours, from being eligible for membership in the FHLB system. Under the Proposed Rule, if adopted in its current form, the membership of our captive in the FHLB would terminate five years after the effective date of a final rule. During such five-year period, the FHLB would be restricted in making new advances to the captive to up to forty percent of the captive’s total assets, and such new advances would be required to have a maturity date of no later than the end of the five-year period. The Proposed Rule would not prohibit the FHLB from allowing outstanding advances to captives that were made or renewed prior to the effective date of a final rule from running to maturity, even if the maturity date falls after the end of the five-year period. Also under the Proposed Rule, if adopted in its current form, an insurance company, including a captive, that following the effective date of a final rule failed to maintain at least one percent of its total assets in long-term home mortgage loans on a continuous basis, would be subject to having its FHLB membership terminated upon two consecutive years of failing to comply with the requirement. We anticipate that our captive would be in compliance with such a requirement if adopted.

There is no assurance as to whether the Proposed Rule will be adopted in its current form, or in some modified form. The FHFA could also withdraw the Proposed Rule, or simply delay action on it for an extended period or indefinitely. If the Proposed Rule were adopted in its current form our access to new FHLB advances would be gradually restricted and ultimately be ended, unless we were able to identify and take alternative actions to continue to qualify for membership. The length of time prior to the termination date (five years from the yet to be stated effective date) provides time for further regulatory changes to occur, which may be favorable or unfavorable, that could result in the emergence of feasible alternative approaches to retention of FHLB membership and/or alternative financing arrangements.

Although the Company has multiple, diverse financing sources, there is also no assurance that the FHFA or the FHLB may not take other actions that could adversely impact our access to FHLB advances. If the Proposed Rule were to be adopted in its current form, we expect that we would be able to adjust our financing activities by making greater use of alternative sources of funding of types currently used by the Company including secured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. The move to alternative funding sources could result in higher advance rates but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available as it has historically. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

Regulatory changes in the United States and regulatory compliance failures could adversely affect our reputation, business and operations.

Potential regulatory action poses a significant risk to our business. Certain of our subsidiaries’ businesses are subject to extensive regulation in the United States and may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.

Further, each of the regulatory bodies with jurisdiction over one or more of our subsidiaries has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities, which may negatively affect our business.

In addition, we are now subject to the Sarbanes-Oxley Act and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We may also be involved in trading activities which implicate a broad number of United States securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding ‘‘pay to play’’ practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagement of third-parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state-level regarding ‘‘pay to play’’ practices by investment advisers.

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

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our combined consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, or VIEs, and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our combined consolidated financial statements, result in a need to restate our financial results and affect our ability to timely prepare our combined consolidated financial statements. Our inability to timely prepare our combined consolidated financial statements in the future would likely adversely affect our security prices significantly.

Risks Related to Our Investment Company Act Exemption

Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations. The value of our securities, including our Class A common stock, may be adversely affected if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we nor any of our subsidiaries (including any series thereof) are required to register as an investment company under the Investment Company Act.

If we or any of our subsidiaries (including any series thereof) fail to qualify for and maintain an exemption from registration under the Investment Company Act, or an exclusion from the definition of an investment company, we could, among other things, be required either to: (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (iii) register as an investment company under the Investment Company Act, any of which could have an adverse effect on us, our financial results, the sustainability of our business model, the value of our securities (including the Notes) or our ability to satisfy our obligations in respect of the Notes.

If we or any of our subsidiaries (including any series thereof) were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change its operations and we would not be able to conduct our business as described herein. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into certain transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate our business.

If we were required to register ourselves as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, and do not propose to engage primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the Investment Company Act, because we are a holding company that will conduct its businesses primarily through wholly-owned subsidiaries (including any series thereof), the securities issued by these subsidiaries (including any series thereof) that are excepted from the definition of ‘‘investment company’’ under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets (exclusive of government securities and cash items) on an unconsolidated basis (the ‘‘40% test’’). This requirement limits the types of businesses in which we may engage through our subsidiaries (including any series thereof). In addition, the assets we and our subsidiaries (including any series thereof) may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder, which may adversely affect our business.

We expect that certain of our subsidiaries (including any series thereof) may rely on the exclusion from the definition of ‘‘investment company’’ under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities ‘‘primarily engaged’’ in the business of ‘‘purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.’’ This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate-related assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face. We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from the definition of an ‘‘investment company’’ under the Investment Company Act that we and our subsidiaries (including any series thereof) are relying on. The SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from the definition of an ‘‘investment company’’ under the Investment Company Act. If we are required to re-classify our assets, certain of our subsidiaries (including any series thereof) may no longer be in compliance with the exclusion from the definition of an ‘‘investment company’’ provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

Any of the Company or our subsidiaries (including any series thereof) may rely on the exemption provided by Section 3(c)(6) of the Investment Company Act to the extent that they primarily engage, directly or through majority-owned subsidiaries (including any series thereof), in the businesses described in Sections 3(c)(3), 3(c)(4) and 3(c)(5) of the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We determine whether an entity (including any series thereof) is one of our majority-owned subsidiaries. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion and whether companies that are engaged in the business of acquiring mortgages and mortgage-related instruments should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of such companies, including the SEC or its staff providing more specific or different guidance regarding Section 3(c)(5)(C), will not change in a manner that adversely affects our operations. If we or our subsidiaries (including any series thereof) fail to maintain an exemption from registration under the Investment Company Act, we could, among other things, be required either to: (i) change the manner in which we conduct our operations to avoid being required to register as an investment company; (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (iii) register as an investment company, any of which could negatively affect our financial results, the sustainability of our business model, or the value of our securities.

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

TowerBrook and GI Partners, or one or more of their affiliates, may compete against us for investment opportunities in the future. The investment in the Company by the funds managed by TowerBrook and GI Partners did not result in any limitations on the types of investments and activities that may be made or pursued by any of the funds managed by TowerBrook and GI Partners and our amended and restated certificate of incorporation provides that we shall not have any right or expectation in any corporate opportunities known to Towerbrook or GI Partners. In the future, TowerBrook or GI Partners (or one of any of their affiliates) or one or more of the funds managed by TowerBrook or GI Partners may invest in and/or control one or more other entities or businesses with investment and operating focuses that overlap with our investment and operating focus. Certain potential conflicts of interest may also arise with respect to the allocation of prospective investments between us and one or more of the funds managed by TowerBrook and GI Partners or other investment entities controlled or managed by TowerBrook and GI Partners and their affiliates. Where such allocations are appropriate, TowerBrook and GI Partners generally will act or choose not to act in a fashion that they deem reasonable and fair to each investment entity that is a party to the transaction. As a result, we may decide not to invest in otherwise desirable and beneficial investment opportunities.

Meridian Capital Group, LLC (“Meridian”), a strategic investor in us, expects, in its capacity as a commercial real estate mortgage loan broker, to present us with a geographically diverse volume of loan opportunities for our review. Meridian, however, will also provide our competitors with many, if not all, of the same loan opportunities and there can be no assurance that we will accept any of these opportunities for origination. Additionally, representatives of Meridian who may be appointed to our board of directors and our subsidiaries may also serve as directors of one or more other entities that compete with us.

Certain of our entities have in the past and may in the future make loans to other of our entities. Such loans may be made on other-than-arms’-length terms, and as a result, we could be deemed to be subject to an inherent conflict of interest in the event that the interest rates and related fees of such loans differ from those rates and fees then available in the marketplace. We expect that such loans will not give rise to a conflict of interest because such loans generally will be made at rates, and subject to fees, lower than those available in the marketplace; however, we will attempt to resolve any conflicts of interest that arise in a fair and equitable manner.

We hold CMBS and the master servicer, special servicer or sub-servicer or their affiliates may have relationships with borrowers under related mortgage loans and such relationships may impact the value of such CMBS.

In instances where we hold CMBS, the master servicer, special servicer or sub-servicer or any of their respective affiliates may have interests in, or other financial relationships with, borrowers under related mortgage loans. Such relationships may create conflicts of interest that negatively impact the value of such CMBS.

Risks Related to Hedging

Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Part of our strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). These potential payments will be contingent liabilities and therefore may not appear in our financial statements. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings.

We intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect our business because, among other things:

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

A liquid secondary market may not exist for certain hedging instruments and they therefore may involve risks and costs that could result in material losses.

The enforceability of agreements underlying certain hedging transactions may depend on compliance with applicable statutory and regulatory requirements under U.S. law and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, resulting in the loss of unrealized profits and forcing us to cover our commitments, if any, at the then current market price. A liquid secondary market may not exist for these hedging instruments, and we may be required to maintain a position until exercise or expiration, which could result in material losses.

We may enter into hedging transactions that subject us to mandatory clearing and/or margin requirements.

Part of our strategy will involve entering into hedging transactions that may be subject to mandatory clearing under the Dodd-Frank Act and therefore subject to mandatory margin requirements. The margin we may be required to post may be subject to the rules of the relevant clearinghouse, which may provide the clearinghouse with discretion to increase those requirements. In addition, clearing intermediaries who clear our trades with a clearinghouse may have contractual rights to increase the margin requirements we are required to provide above clearinghouse minimums.

Regulations that have been proposed in the U.S. (under the Dodd-Frank Act) and in Europe that may go into effect later this year would impose mandatory margin requirements on uncleared over the counter derivatives that could be needed to execute our hedging strategy.  As proposed, those rules would directly or indirectly impose obligations on many derivatives market participants to collect and post “variation margin” in connection with such derivatives and would impose obligations on a smaller group of market participants to also collect and post “initial margin.” The potential impact on us will depend on whether one or both of these requirements will apply to us.  As proposed, the rules are intended to provide that the margin requirements for parties subject to “initial margin” requirements would be higher than the margin requirements for similar cleared derivatives.

Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition. In addition, the failure to satisfy a margin call may result in the liquidation of all or a portion of the relevant hedge transactions. The adoption of proposed margin rules for uncleared over the counter derivatives could also increase the cost to us of using these products.

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

Risks Related to Our Organization and Structure

Our only material asset is our interest in each Series of LCFH and we are accordingly dependent upon distributions from such Series of LCFH to pay dividends, taxes and other expenses.

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as the general partner of Series TRS. We have no independent means of generating revenue. We expect each Series of LCFH to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement with the Continuing LCFH Limited Partners (the “Tax Receivable Agreement”), and to cover dividends declared by us. To the extent that we need funds, and LCFH is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. Please see Note 1 to our combined consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report for a description of our capital structure.

We are controlled by the pre-IPO investors in LCFH, whose interests may differ from those of our public shareholders and holders of the Notes.

Certain existing owners of LCFH, who own Series Units and received shares of our Class B common stock as of the completion of our IPO (such owners, the ‘‘Continuing LCFH Limited Partners’’), and certain of LCFH’s pre-IPO investors, who received shares of our Class A common stock in lieu of any or all Series Units and shares of our Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions as described elsewhere in this Annual Report (such investors, the ‘‘Exchanging Existing Owners’’ and, together with the Continuing LCFH Limited Partners, the ‘‘Pre-IPO LCFH Investors’’), control approximately 84.6% of the combined voting power of our Class A and Class B common stock.

Accordingly, the Pre-IPO LCFH Investors thereby control our management and affairs. In addition, they will be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company.

In addition, the Continuing LCFH Limited Partners own 48.1% of the Series Units. Because they hold their economic ownership interest in our business through LCFH, rather than through the public company, they may have conflicting interests with holders of our Class A common stock. For example, the Continuing LCFH Limited Partners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Transactions and Director Independence—Tax Receivable Agreement’’ set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2015, and is incorporated herein by reference.

We will be required to pay certain existing unitholders of LCFH Series TRS for certain tax benefits we may claim arising in connection with future exchanges of Series TRS LP Units under the Third Amended and Restated Limited Liability Limited Partnership Agreement of LCFH (the “LLLP Agreement”), which payments could be substantial.

The Continuing LCFH Limited Partners may from time to time exchange an equal number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis (as described in more detail in “Certain Relationships and Related Transactions and Director Independence—Amended and Restated Limited Liability Limited Partnership Agreement.’’ As a result of these additional exchanges we will become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Series Units and the proportionate share of LCFH Series TRS’s tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LCFH Series TRS, although the U.S. Internal Revenue Service (‘‘IRS’’) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

The Tax Receivable Agreement provides for the payment by us to certain of the Continuing LCFH Limited Partners of 85% of the amount of cash savings, if any, in U.S. federal, state and local tax that we realize as a result of: (i) the tax basis adjustments referred to above; (ii) any incremental tax basis adjustments attributable to payments made pursuant to the Tax Receivable Agreement; and (iii) any deemed interest deductions arising from payments made by us pursuant to the Tax Receivable Agreement. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of LCFH Series TRS’s assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which LCFH Series TRS is entitled, and the amount and timing of our income, we expect that during the anticipated term of the Tax Receivable Agreement, the payments that we may make to the Continuing LCFH Limited Partners could be substantial. Payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore to additional potential payments under the Tax Receivable Agreement. In addition, the Tax Receivable Agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return for the taxable year with respect to which the payment obligation arises to the date of payment under the agreement. LC TRS I LLC will have the right to terminate the Tax Receivable Agreement by making payments to the Continuing LCFH Limited Partners calculated by reference to the present value of all future payments that of the Continuing LCFH Limited Partners would have been entitled to receive under the Tax Receivable Agreement using certain valuation assumptions, including assumptions that any Series TRS LP Units and shares of our Class B common stock that have not been exchanged are deemed exchanged for the market value of our Class A common stock at the time of termination and that LC TRS I LLC will have sufficient taxable income in each future taxable year to fully realize all potential tax savings.

There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to LC TRS I LLC by LCFH Series TRS are not sufficient to permit us to make payments under the Tax Receivable Agreement after it has paid its taxes and other obligations. For example, were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to taxable income of LCFH Series TRS, the existing unitholders of LCFH Series TRS will not reimburse us for any payments that may previously have been made under the tTax Receivable Agreement, except that excess payments made to an existing unitholder will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the existing unitholders of LCFH Series TRS under the Tax Receivable Agreement in excess of our ultimate cash tax savings. In addition, the payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of interests in us or LCFH Series TRS. A Continuing LCFH Limited Partner that exchanges its Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for our Class A common stock will receive payments under the Tax Receivable Agreement until such time that it validly assigns or otherwise transfers its right to receive such payments.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, we elect an early termination of the Tax Receivable Agreement, the amount of our (or our successor’s) payment obligations with respect to exchanged or acquired Series TRS LP Units (whether exchanged or acquired before or after such transaction) will be determined based on certain assumptions. These assumptions include the assumption that we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. Moreover, in the event we elect an early termination of the Tax Receivable Agreement, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, if we so elect, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivable Agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our amended and restated certificate of incorporation and amended and restated by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporate Law (the “DGCL”) that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
Our charter contains REIT-related restrictions on the ownership of, and ability to transfer our Class A common stock.

Among other things, our charter provides that, subject to the exceptions and the constructive ownership rules described herein, no person may own, or be deemed to own, in excess of (i) 9.8% in value of the outstanding shares of all classes or series of Ladder capital stock or (ii) 9.8% in value or number (whichever is more restrictive) of the outstanding shares of any class of Ladder common stock.

In addition, the charter prohibits (i) any person from transferring shares of Ladder capital stock if such transfer would result in shares of Ladder capital stock being beneficially owned by fewer than 100 persons, and (ii) any person from beneficially or constructively owning shares of Ladder capital stock if such ownership would result in Ladder failing to qualify as a REIT.

These ownership limitations and transfer restrictions could have the effect of delaying, deferring or preventing a takeover or other transaction in which stockholders might receive a premium for their shares of Ladder capital stock over the then prevailing market price or which stockholders might believe to be otherwise in their best interest.

Certain existing stockholders that currently hold in excess of 9.8% of the value of the outstanding shares of any class or series of Ladder capital stock are exempt from the ownership limitations in our charter.

The amendment and restatement of our certificate of incorporation effective as of February 27, 2015 (the “Charter Amendment”), among other things, eliminated the previous transfer restrictions on our Class B common stock, effectively ‘‘decoupling’’ the voting rights of the Class B common stock from the economic rights of the Series Units.

The Charter Amendment eliminated the transfer restrictions on the shares of Class B common stock that were imposed by our amended and restated certificate of incorporation in order to facilitate compliance with the REIT requirements. As a result, holders of Class B common stock are no longer be required to hold their Class B common stock together with their Series Units. The Charter Amendment effectively ‘‘decoupled’’ the voting rights of the Class B common stock from the economic rights of the Series Units and as a result, stockholders are able to purchase or retain shares of Class B common stock and the corresponding voting rights without having any economic stake in the Company or the matters to be voted on. The interests of any such stockholders may not coincide with our interests or those of our other stockholders. The holders of Series Units may from time to time cause us to exchange an equal number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis. Holders of Series Units who sell all or any portion of their Class B common stock would no longer be able to exchange their Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) for a corresponding number of shares of our Class A common stock.

Risks Related to Our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the financial advisory industry generally or individual scandals, specifically; and general market and economic conditions.
Our Class A common stock price may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock or an exchange of a large number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock into Class A common stock, or the perception that such sales or exchanges could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.
Our amended and restated certificate of incorporation authorizes us to issue additional shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. In accordance with the DGCL and the provisions of our certificate of incorporation, we may also issue preferred stock that has designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to shares of Class A common stock. Similarly, the LLLP Agreement permits Series REIT and Series TRS to issue an unlimited number of additional Series Units with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Series Units, and which may be exchangeable for shares of our Class A common stock.

You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.
Our amended and restated certificate of incorporation authorizes us to issue shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any Class A common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase Class A common stock in the offering.
Risks Related to Our Taxation as a REIT

We have limited experience operating a REIT and we cannot assure you that our past experience will be sufficient to successfully manage our business as a REIT.

We have limited experience operating a REIT. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.

If we fail to qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We operate and intend to continue operating in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2015. Although we do not intend to request a ruling from the IRS as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Our ownership of and relationship with TRSs is limited, and a failure to comply with the limits would jeopardize our REIT qualification, and our transactions with our TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We elected for certain of our subsidiaries to be treated as TRSs. Our TRSs will pay U.S. federal, state and local income tax on their consolidated taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us. We have structured the formation transactions such that the aggregate value of the TRS stock and securities owned by us will be less than 25% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency securities at a discount, we are generally required to include the discount in taxable income prior to receiving the cash proceeds of the accrued discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our Class A common stock.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly cash distributions to our stockholders out of legally available funds therefor. Our intended dividend policy as a REIT will be to pay quarterly distributions which, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	the profitability of the assets we hold or acquire;

•	the allocation of assets between our REIT-qualified and non-REIT-qualified subsidiaries.

•	our ability to make profitable investments and to realize profit therefrom;

•	margin calls or other expenses that may reduce our cash flow; and

•	defaults in our asset portfolio or decreases in the value of our portfolio.

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or any increase in the level of such distributions in the future.

If we were to make a taxable distribution of shares of our stock, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

We may distribute taxable dividends that are payable in shares of our common stock. If we were to make such a taxable distribution of shares of our stock, stockholders would be required to include the full amount of such distribution as income. As a result, a stockholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. stockholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. While the IRS in certain private letter rulings has ruled that a distribution of cash or shares at the election of a REIT’s stockholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and shares of common stock in any future period. In addition, if a significant number of our stockholders determine to sell shares of our Class A common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Class A common stock.

Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from ‘‘qualified dividends’’ payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for these reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we intend to hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. We intend to structure any transaction with a TRS on terms that we believe are arm’s length to avoid incurring this 100% excise tax. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would decrease cash available for distribution to our stockholders.

Moreover, the Company owns appreciated assets at the REIT level that it held before the effective date of its REIT election. If the Company disposes of any such appreciated assets during the ten-year period following the Company’s qualification as a REIT, the Company will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets at the time that the Company became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The Company would be subject to this tax liability even if it qualifies and maintains its status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the Company’s distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. The Company may choose not to sell in a taxable transaction appreciated assets it might otherwise sell during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, if the Company sells such assets in a taxable transaction, the amount of corporate tax that the Company will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time the Company became a REIT. The amount of tax could be significant.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Further, to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our Class A common stock nor gain from the sale of Class A common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our Class A common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax-exempt investor with respect to our Class A common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;

•
part or all of the income or gain recognized with respect to our Class A common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a ‘‘taxable mortgage pool,’’ or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire mortgage-backed securities in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as ‘‘market discount’’ for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are ‘‘significant modifications’’ under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that mortgage-backed securities or any debt instruments we are treated as holding pursuant to our investments in mortgage-backed securities are delinquent as to mandatory principal and interest payments, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Certain apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

The Code provides that a regular or a residual interest in a REMIC is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded FHFA RMBS-backed Home Affordable Refinance Program loan program in which we may invest, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an ‘‘eligible REMIC,’’ or a residual interest in an ‘‘eligible REMIC’’ that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring collateral mortgage obligations (‘‘CMOs’’), which would be treated as prohibited transactions for federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term ‘‘prohibited transaction’’ generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for federal income tax purposes. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, as is the case with our securitization business, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held ‘‘primarily for sale to customers in the ordinary course of a trade or business’’ depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on U.S. GAAP.

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 15 to our combined consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report.

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the Investment Company Act.

If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-REIT-qualifying assets to maintain our REIT qualification or our exemption from the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

The Company’s qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies for purposes of the REIT income tests. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

On February 26, 2014, then- Chairman of the House Committee on Ways and Means, David Camp, released a proposal (the ‘‘Camp Proposal’’) for comprehensive tax reform. The Camp Proposal includes a number of provisions that, if enacted, would have an adverse effect on corporations seeking to make an election to be taxed as a REIT. These include the following: (i) if a corporation elects to be taxed as a REIT, such corporation will be required to recognize certain built-in gains inherent in its property as if all its assets were sold at their fair market value immediately before the close of the taxable year immediately before the corporation became taxed as a REIT; and (ii) any dividend made to satisfy the REIT requirement that a REIT must not have any earnings and profits accumulated during non-REIT years by the end of its first tax year as a REIT must be made in cash instead of a combination of cash and stock. These provisions, if enacted in their current form, would apply to REIT elections and distributions made on or after February 26, 2014. If enacted in its current form, the Camp Proposal would materially and adversely affect our REIT Election. It is uncertain whether the Camp Proposal, in its current form or any other legislation affecting REITs and entities desiring to elect REIT status will be enacted and whether any such legislation will apply to us because of our proposed effective date or otherwise.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. We also rent regional offices at 10250 Constellation Boulevard, Suite 260, Los Angeles, California, 90067, 433 Plaza Real, Suite 275, Boca Raton, Florida, 33432 and One Market Street, Spear Tower, Suite 3611, San Francisco, California 94105.

We own a portfolio of commercial real estate properties which are included in our real estate business segment. As of December 31, 2014, we owned 46 single tenant retail properties with an aggregate book value of $398.9 million (“Net Leased Properties”). These properties are fully leased on a net basis where the single tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and building maintenance expenses. As of December 31, 2014, our Net Leased Properties comprised a total of 2.7 million square feet, had a 100% occupancy rate, with an average age since construction of 8.6 years and a weighted average lease maturity of 18.2 years. Given the long term nature and single tenant occupancy of the Net Leased Properties, there are no rent concessions or abatements on these properties. We originated senior secured mortgage loans on all of our Net Leased Properties, and many of these mortgage loans have subsequently been securitized and are included as non-recourse mortgage loan financing of $447.4 million on our combined consolidated balance sheets at December 31, 2014.

In addition, as of December 31, 2014, we owned 26 office buildings with an aggregate book value of $253.2 million. We owned (i) a portfolio of 13 office buildings in Virginia through a consolidated, majority owned joint venture with a book value of $106.9 million, (ii) a portfolio of four office buildings in Minnesota through a consolidated, majority owned joint venture with a book value of $62.4 million, (iii) a 26-story office building in Minnesota through a consolidated, majority owned joint venture with a book value of $50.1 million, (iv) a portfolio of seven office buildings in Virginia through a consolidated, majority owned joint venture with a book value of $19.4 million, and (v) a 13-story office building in Michigan through a consolidated, majority owned joint venture with a book value of $14.4 million (collectively, the “Office Portfolio”). Depending on market conditions for new leases and renewals in the Office Portfolio, we may provide tenants rent concessions or abatements, incur charges for tenant improvements or offer other inducements, including early termination rights. Such rent concessions and abatements did not materially impact our combined consolidated results of operations in the year ended December 31, 2014. The Office Portfolio is included in our real estate business segment.

In addition, as of December 31, 2014, we owned 220 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $57.2 million through a consolidated joint venture with an operating partner and 252 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $59.7 million. The Veer units were 55.4% leased and occupied as of December 31, 2014 and the Terrazas units were 84.6% leased and occupied as of December 31, 2014. The condominium units are included in our real estate business segment. Depending on market conditions for new leases and renewals in this residential inventory, we may provide tenants rent concessions or abatements. We intend to sell the entire inventory of units over time. We are only leasing the units currently under short-term leases (less than 2-year terms) to offset operating expenses during our sales process, and therefore, any rent concessions or abatements would have no material impact on our operations.

The following table, organized by tenant type and state of operation, summarizes our owned properties as of December 31, 2014 ($ amounts in thousands):

Tenant Type	Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding	Net book value of asset	Annual rental income(2)

Retail	Millbrook, AL	03/28/12	$6,941	2008	3/22/2032	14,820	$6,422	$4,656	$1,766	$448
Retail	Greenwood, AR	04/12/12	5,147	2009	6/30/2034	13,650	4,795	3,453	1,342	332
Retail	El Centro, CA	08/08/14	4,277	2014	6/30/2029	19,168	4,228	2,988	1,240	111
Retail	Bennett, CO	10/02/14	3,522	2014	8/31/2029	21,930	3,504	2,501	1,003	57
Retail	Woodland Park, CO	11/14/14	3,969	2014	8/31/2029	22,141	3,951	2,821	1,130	34
Retail	DeLeon Springs, FL	08/13/12	1,242	2011	1/31/2027	9,100	1,125	828	297	98
Retail	Orange City, FL	05/23/12	1,317	2011	4/30/2027	9,026	1,187	797	390	103
Retail	Satsuma, FL	04/19/12	1,092	2011	11/30/2026	9,026	963	716	247	86
Retail	Conyers, GA	08/29/14	32,530	2014	4/30/2029	454,281	32,188	22,867	9,321	663

Tenant Type	Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding	Net book value of asset	Annual rental income(2)

Retail	Douglasville, GA	08/12/10	5,409	2008	10/31/2033	13,434	4,904	3,264	1,640	417
Retail	Lilburn, GA	08/12/10	5,791	2007	10/31/2032	14,752	5,151	3,474	1,677	443
Retail	Snellville, GA	04/04/12	8,000	2011	4/30/2032	67,375	7,285	5,337	1,948	605
Retail	Ankeny, IA	11/04/14	16,510	2013	10/30/2034	94,872	16,461	11,790	4,671	157
Retail	Cedar Rapids, IA	11/04/14	11,000	2012	10/30/2034	79,389	10,937	7,855	3,082	41
Retail	Fairfield, IA	11/04/14	10,695	2011	10/30/2034	69,280	10,656	7,641	3,015	105
Retail	Muscatine, IA	11/04/14	7,150	2013	10/30/2034	78,218	8,951	—	8,951	102
Retail	Sheldon, IA	11/04/14	4,300	2011	10/30/2034	35,385	4,372	—	4,372	68
Retail	O'Fallon, IL	08/26/14	8,000	1984	1/31/2028	132,408	8,737	5,694	3,043	183
Retail	Evansville, IN	11/26/14	9,000	2014	12/31/2035	71,680	8,975	—	8,975	53
Retail	Wichita, KS	12/14/12	7,200	2012	12/31/2032	73,322	6,701	4,842	1,859	536
Retail	North Dartsmouth, MA	09/21/12	29,965	1989	8/31/2032	103,680	27,182	19,260	7,922	2,111
Retail	Pittsfield, MA	02/17/12	14,700	2011	10/29/2031	85,188	13,444	11,187	2,257	1,065
Retail	Elkton, MD	07/27/10	4,872	2008	10/31/2033	13,706	4,335	2,928	1,407	380
Retail	Waldorf, MD	09/21/12	18,803	1999	8/31/2032	115,660	17,951	12,209	5,742	1,328
Retail	Owatonna, MN	11/04/14	9,970	2010	10/30/2034	70,825	10,035	—	10,035	95
Retail	Worthington, MN	12/22/14	8,320	2010	12/17/2034	62,805	8,367	—	8,367	14
Retail	Springfield, MO	11/04/14	11,675	2011	10/30/2034	88,793	11,775	—	11,775	111
Retail	Tupelo, MS	08/13/10	5,128	2007	1/31/2033	14,691	4,574	3,090	1,484	400
Retail	Mooresville, NC	09/21/12	17,644	2000	8/31/2032	108,528	16,007	10,887	5,120	1,239
Retail	Mt. Airy, NC	12/27/12	4,492	2007	6/30/2032	14,820	4,436	2,925	1,511	292
Retail	Plattsmouth, NE	12/22/14	7,980	1999	12/17/2034	58,019	8,024	—	8,024	14
Retail	Vineland, NJ	09/21/12	22,507	2003	8/31/2032	115,368	20,560	13,984	6,576	1,590
Retail	Bellport, NY	11/13/14	18,100	2014	8/16/2034	87,788	18,028	12,925	5,103	153
Retail	Saratoga Springs, NY	09/21/12	20,223	1994	8/31/2032	116,620	18,381	12,502	5,879	1,429
Retail	Sennett, NY	09/21/12	7,476	1996	8/31/2032	68,160	6,752	4,784	1,968	601
Retail	Durant, OK	01/28/13	4,991	2007	2/28/2033	14,550	4,739	3,223	1,516	323
Retail	Aiken, SC	12/21/12	5,926	2008	2/28/2033	14,550	5,640	3,852	1,788	384
Retail	Columbia, SC	04/04/12	7,800	2001	4/30/2032	71,744	7,197	5,192	2,005	581
Retail	Lexington, SC	06/28/10	4,732	2009	9/30/2033	14,820	4,270	2,898	1,372	362
Retail	Spartanburg, SC	01/14/11	3,870	2007	8/31/2032	14,820	3,712	2,792	920	291
Retail	Gallatin, TN	12/28/12	5,062	2007	9/30/2032	14,820	4,829	3,294	1,535	329
Retail	Johnson City, TN	12/21/12	5,262	2007	3/30/2032	14,550	4,975	3,424	1,551	341
Retail	Memphis, TN	10/24/14	5,310	1962	12/31/2029	68,761	5,537	3,945	1,592	67
Retail	Ooltewah, TN	12/18/12	5,703	2008	1/31/2033	14,550	5,394	3,869	1,525	365
Retail	Palmview, TX	12/19/12	6,820	2012	8/31/2037	14,820	6,489	4,620	1,869	437
Retail	Abingdon, VA	12/18/12	4,688	2006	6/30/2031	15,371	4,787	3,107	1,680	300
Total Retail			415,111			2,701,264	398,913	238,421	160,492	19,244
Office	Oakland County, MI	02/01/13	18,000	1989	12/31/2021	240,900	14,364	12,334	2,030	4,895
Office	Minneapolis, MN	10/09/13	51,520	1960	8/31/2027	393,902	50,101	40,965	9,136	4,592
Office	St. Paul, MN	09/22/14	62,340	1900	10/1/2021	677,514	62,415	49,979	12,436	3,379
Office	Richmond, VA	06/07/13	135,000	1984	4/30/2021	994,040	106,946	89,895	17,051	12,838
Office	Richmond, VA	08/14/14	19,850	1986	4/30/2021	195,881	19,371	15,816	3,555	1,006
Total Office			286,710			2,502,237	253,197	208,989	44,208	26,710
Condominium	Miami, FL	11/21/13	80,000	2010	(3)	487,727	59,653	—	59,653	5,094
Condominium	Las Vegas, NV	12/20/12	119,000	2006	(4)	335,436	57,223	—	57,223	3,089
Total Condominium			199,000			823,163	116,876	—	116,876	8,183
Total			$900,821			6,026,664	$768,986	$447,410	$321,576	$54,137

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, however, actual terms are longer.

(2)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ended December 31, 2014. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(3)
We own a portfolio of residential condominium units, some of which are subject to residential leases. Our intent is to sell these properties. The residential leases are generally short term in nature and are not included in the table above as it does not reflect the Company’s intent to sell the properties.

(4)
We own, through a majority owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. Our intent is to sell these properties. The residential leases are generally short term in nature and are not included in the table above as it does not reflect the Company’s intent to sell the properties.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our common stock.

The following table sets forth the quarterly high and low price per share of Class A common stock reported on the NYSE for the period February 6, 2014 through December 31, 2014:

	High	Low

February 6, 2014 through March 31, 2014	$19.77	$16.50
Second Quarter	19.98	16.61
Third Quarter	20.13	16.78
Fourth Quarter	20.78	17.81

Holders

On February 27, 2015, the Company had 45 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name.

Dividends

Consistent with our intention to operate as a REIT, we intend to declare regular quarterly distributions to our stockholders. In addition, we expect to declare a one-time earnings and profits distribution (the “E&P Distribution”) as required by REIT rules during the fourth quarter of 2015 and expect to pay the E&P distribution by January 31, 2016. We may on occasion also declare a REIT compliance “true-up” distribution, if necessary. We expect that the E&P distribution and such additional distributions would be payable primarily in stock, to provide for meaningful capital retention, and would be subject to a cash/stock election. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our Board of Directors. Generally, we expect the E&P Distribution and other distributions to be taxable as dividends to our stockholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. In 2014, 874,374 shares of Class A common stock were issued as a result of such exchanges.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2014, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	N/A	N/A	1,352,194
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	N/A	N/A	1,352,194

Performance Graph

Our common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our common stock.

The following graph compares total shareholder returns for the period February 6, 2014 through December 31, 2014 to the Standard & Poor’s Index (“S&P 500”). The closing price of the Company’s Class A common stock on February 6, 2014 (on which the graph is based) was $16.99. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

+ 25%
+ 20%
+ 15%
+ 10%
+ 5%
+ 0%
(5%)
Feb. 2014
Mar. 2014
Apr. 2014
May. 2014
Jun. 2014
Jul. 2014
Aug. 2014
Sep. 2014
Oct. 2014
Nov. 2014
Dec. 2014
LADR
S&P 500

Item 6. Selected Financial Data

The information below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined consolidated financial statements and the related notes thereto included in this Annual Report.

The historical financial information for this report included for all periods prior to our IPO were derived from the consolidated financial statements of LCFH and the balance sheet of LCC and does not reflect what our financial position, results of operations, and cash flows would have been had we been a separate, stand-alone public company during those periods. We were not operated as a separate, stand-alone public company for historical periods presented prior to the IPO and the related Reorganization Transactions, which were completed on February 11, 2014. The combined consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.

The following table sets forth selected financial data on a combined consolidated basis for the Company. The combined consolidated selected operating and balance sheet data of the Company as of December 31, 2014, 2013, 2012, 2011 and 2010, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

	Year Ended December 31,
	2014	2013	2012	2011	2010

Operating Data:
Interest income	$187,325	$121,578	$136,198	$133,298	$129,301
Interest expense	77,574	48,745	36,440	35,836	48,874
Net interest income	109,751	72,833	99,758	97,462	80,427
Provision for loan losses	(600)	(600)	(449)	—	(885)
Net interest income after provision for loan losses	109,151	72,233	99,309	97,462	79,542
Total other income	189,166	241,705	148,994	12,350	39,251
Total costs and expenses	174,086	121,475	76,265	36,570	27,149
Income before taxes	124,231	192,463	172,038	73,242	91,644
Tax expense	26,605	3,730	2,584	1,510	600
Net income	97,626	188,733	169,454	71,732	91,044
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	369	1,098	49	(16)	—
Net income of combined Class A Common shareholders and predecessor unit holders	$97,995	$189,831	$169,503	$71,716	$91,044
Net (income) loss attributed to predecessor unit holders	12,628
Net (income) loss attributed to noncontrolling interest in operating partnership	(66,436)
Net income attributed to Class A common shareholders	$44,187

Earnings per share:
Basic	$0.90
Diluted	$0.86
Weighted average shares outstanding:
Basic	49,296,417
Diluted	97,583,310

	Year Ended December 31,
	2014	2013	2012	2011	2010

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$208,672	$476,982	$(116,007)	$340,302	$(231,274)
Investing activities	(2,369,463)	(1,083,769)	288,106	(330,377)	(423,717)
Financing activities	2,158,267	640,350	(211,272)	(12,564)	568,717

Balance Sheet Data (at end of period):
Cash and cash equivalents	$76,218	$78,742	$45,179	$84,351	$86,991
Mortgage loan receivables	1,939,008	979,568	949,651	514,038	509,804
Real estate securities	2,815,566	1,657,246	1,125,562	1,945,070	1,925,510
Real estate and related lease intangibles, net	768,986	624,219	380,022	28,835	25,669
Total assets	5,823,661	3,489,063	2,629,030	2,654,389	2,587,788
Total debt outstanding	4,192,380	2,214,888	1,487,592	1,615,641	1,839,720
Total liabilities	4,318,454	2,303,830	1,530,760	1,665,326	1,869,282
Total shareholders’ equity (partners’ capital)	785,432	1,176,397	1,097,688	988,937	718,506
Total noncontrolling interest in operating partnership	711,674	—	—	—	—
Total noncontrolling interest in consolidated joint ventures	8,101	8,837	582	125	—
Total equity (capital)	1,505,207	1,185,234	1,098,270	989,062	718,506

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the combined consolidated financial statements and the related notes of Ladder Capital Corp included within this Annual Report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” within this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within this Annual Report.

References to “Ladder,” the “Company,” “Successor” and “we,” “our” and “us” refer subsequent to the IPO and related transactions described below to Ladder Capital Corp, a Delaware corporation incorporated in 2013, and its combined consolidated subsidiaries.  These references (other than “Successor”) in periods prior to the IPO and related transactions are to Ladder Capital Finance Holdings LLLP and subsidiaries (“LCFH” or “Predecessor”).

Ladder Capital Corp was incorporated on May 21, 2013 as a holding company for the purpose of facilitating an IPO of common equity.  On February 5, 2014, a registration statement relating to shares of Class A common stock of Ladder Capital Corp was declared effective and the price of such shares was set at $17.00 per share.  The IPO closed on February 11, 2014.

As a result of the IPO and certain other recapitalization transactions (collectively, the “IPO Transactions”), Ladder Capital Corp became the sole general partner of LCFH and, as a result of the serialization of LCFH on December 31, 2014, became the sole general partner of Series REIT of LCFH. LC TRS I LLC, a wholly-owned subsidiary of Series REIT of LCFH, is the general partner of Series TRS of LCFH. Ladder Capital Corp has a controlling interest in Series REIT of LCFH, and through such controlling interest, also has a controlling interest in Series TRS of LCFH. Ladder Capital Corp’s only business is to act as the sole general partner of LCFH and Series REIT of LCFH, and, as a result of the foregoing, Ladder Capital Corp directly and indirectly operates and controls all of the business and affairs of LCFH, and each Series thereof, and consolidates the financial results of LCFH, and each Series thereof, into Ladder Capital Corp’s combined consolidated financial statements.

The following historical results of operations for the year ended December 31, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to December 31, 2014.  The years ended December 31, 2013 and 2012 consist of LCFH’s operations.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to December 31, 2014.

Overview

We are an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. As a non-bank lender with a proprietary loan origination platform and an established national footprint, we believe that we are well-positioned to benefit from the opportunities arising from the diminished supply of debt capital and the substantial demand for new financings in the commercial real estate sector. We believe that our comprehensive, fully-integrated in-house infrastructure, access to a diverse array of committed financing sources and highly experienced management team of industry veterans will allow us to continue to grow our business prudently as we endeavor to capitalize on profitable opportunities in various market conditions.

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

One of our key business strategies is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2014, we originated $9.2 billion of conduit loans, $8.7 billion of which were sold into 27 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $2.6 billion of balance sheet loans held for investment from our inception through December 31, 2014. During this timeframe, we also acquired $7.9 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.0 billion of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of whom have worked together for more than a decade. As of December 31, 2014, our management team and directors held interests in our Company comprising 13.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of December 31, 2014, we had $5.8 billion in total assets and $1.5 billion of total equity capital. As of that date, our assets included $1.9 billion of loans, $2.8 billion of securities, and $769.0 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 36.8%, 23.2% and 40.2% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the years ended December 31, 2014, 2013 and 2012, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 48.7%, 46.7% and 61.1% of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, net interest income on our investments, comprised 112.4%, 38.6% and 58.9% of our net income for the years ended December 31, 2014, 2013 and 2012, respectively, and income from sales of loans, net, comprised 148.8%, 77.7% and 89.5% of our net income for the years ended December 31, 2014, 2013 and 2012, respectively. See “—Reconciliation of Non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of December 31, 2014, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 66 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2014, we had $4.2 billion of debt financing outstanding. This financing was comprised of $1.6 billion of financing from the FHLB, $683.9 million committed secured term repurchase agreement financing, $747.8 million of other securities financing, $447.4 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”), $11.0 million of borrowings under our Credit Agreement, $46.8 million of borrowings under our Credit and Security Agreement and $25.0 million of financing from our Revolving Credit Facility. In addition, as of December 31, 2014, we had $1.1 billion of committed, undrawn funding capacity available, consisting of $39.0 million of availability under our $50.0 million Credit Facility, $50.0 million of availability under our $75.0 million Revolving Credit Facility, $289.0 million of undrawn committed FHLB financing and $0.8 billion of other undrawn committed financings. As of December 31, 2014, our debt-to-equity ratio was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility.

Recent Developments

REIT Election

In anticipation of the Company’s election to be subject to tax as a REIT beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described herein. See “Risk Factors—Risks Related to Our Taxation as a REIT.” As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as taxable REIT subsidiary (“TRS”) assets and liabilities (e.g., our conduit securitization and condominium sales businesses) or REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

On January 1, 2015, the Company began operating as a REIT for U.S. federal income tax purposes. In connection therewith, on February 26, 2015, the Company held a special meeting of stockholders where eligible holders of the Company’s Class A and Class B common stock approved (i) amendments to the Company’s certificate of incorporation to help ensure that the Company satisfies the ownership and other requirements for qualification as a REIT and protect the Company from adverse consequences for REITs related to concentration of ownership and (ii) amendments to the Company’s Tax Receivable Agreement. Following the special meeting, the Company filed an amended and restated certification of incorporation with the Delaware Secretary of State, effective as of February 27, 2015.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets.  Our complimentary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions.  The following table summarizes the value of our investment portfolio as reported in our combined consolidated financial statements as of the dates indicated below ($ in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012

Loans
Conduit first mortgage loans	$417,955	$440,490	$623,333
Balance sheet first mortgage loans	1,358,985	411,655	229,926
Other commercial real estate-related loans	162,068	127,423	96,392
Total loans	1,939,008	979,568	949,651
Securities
CMBS investments	2,683,745	1,422,995	833,917
U.S. Agency Securities investments	131,821	234,251	291,645
Total securities	2,815,566	1,657,246	1,125,562
Real Estate
Real estate and related lease intangibles, net	768,986	624,219	380,022
Total real estate	768,986	624,219	380,022
Total investments	5,523,560	3,261,033	2,455,235
Cash, cash equivalents and cash collateral held by broker	118,656	107,263	109,169
Other assets	181,445	120,767	64,626
Total assets	$5,823,661	$3,489,063	$2,629,030

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through December 31, 2014, we have originated and have funded $9.2 billion of conduit first mortgage loans and securitized $8.7 billion of such mortgage loans in 27 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013 and ten securitizations in 2014. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the years ended December 31, 2014, 2013 and 2012 conduit first mortgage loans remained on our balance sheet for a weighted average of 45, 67 and 78 days prior to securitization, respectively. As of December 31, 2014, we held 15 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $418.0 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 58.6% at December 31, 2014.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2014, we held a portfolio of 46 balance sheet first mortgage loans with an aggregate book value of $1.4 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 62.8% at December 31, 2014.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of December 31, 2014, we held a portfolio of 31 other commercial real estate-related loans with an aggregate book value of $162.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 76.2% at December 31, 2014.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2014 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of December 31, 2014, the estimated fair value of our portfolio of CMBS investments totaled $2.7 billion in 186 CUSIPs ($14.4 million average investment per CUSIP). As of that date, 98.4% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 80.2% AAA/Aaa-rated securities and 18.1% of other investment grade-rated securities, including 13.7% rated AA/Aa, 1.7% rated A/A and 2.8% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2014, our CMBS investments had a weighted average duration of 4.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2014, by property count and market value, respectively, 41.1% and 68.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.4% and 30.3% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.5% to 3.3% by property count and 0.2% to 9.8% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2014, the estimated fair value of our portfolio of U.S. Agency Securities was $131.8 million in 49 CUSIPs ($2.7 million average investment per CUSIP), with a weighted average duration of 4.7 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2014, by market value 50.0% and 36.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 40.4% and California represented 32.7% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2014 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of December 31, 2014, we owned 46 single tenant properties with an aggregate book value of $398.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2014, our net leased properties comprised a total of 2.7 million square feet and had a 100% occupancy rate, an average age since construction of 8.6 years and a weighted average remaining lease term of 18.2 years.

As of December 31, 2014, we owned 26 office buildings with an aggregate book value of $253.2 million. We owned a portfolio of 13 office buildings in Richmond, VA with a book value of $106.9 million through a separate joint venture, a portfolio of four office buildings in St. Paul, MN with a book value of $62.4 million through a separate joint venture, a 26-story office building in Minneapolis, MN with a book value of $50.1 million through a separate joint venture, a portfolio of seven office buildings in Richmond, VA with a book value of $19.4 million through a separate joint venture and a 13-story office building in Southfield, MI with a book value of $14.4 million through a separate joint venture.

For further details regarding our portfolio of commercial real estate properties, including state of operation, see “Properties.”

Residential Real Estate.  During the year ended December 31, 2014, we sold 113 condominium units at Veer Towers in Las Vegas, NV, generating aggregate gains on sale of $19.1 million. We intend to sell the remaining units over time. As of December 31, 2014, we owned 220 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $57.2 million through a joint venture. As of December 31, 2014, the condominium units were 55.4% rented and occupied. During the year ended December 31, 2014, the Company recorded $3.1 million of rental income from the condominium units.

During the year ended December 31, 2014, we sold 72 condominium units at Terrazas River Park Village in Miami, FL, generating aggregate gains on sale of $4.7 million. We intend to sell the remaining units over time. As of December 31, 2014, we owned 252 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $59.7 million. As of December 31, 2014, the condominium units were 84.6% rented and occupied. During the year ended December 31, 2014, the Company recorded $5.1 million of rental income from the condominium units.

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest and we own the remaining 10% on a pari passu basis and we act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. As of December 31, 2014, LCRIP I owned $37.2 million of first mortgage bridge loan assets that were financed by $3.1 million of term debt. Debt of LCRIP I is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2014, the book value of our investment in LCRIP I was $3.9 million.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2014, Grace Lake LLC owned an office building campus with a carrying value of $68.6 million, which is net of accumulated depreciation of $12.7 million, that is financed by $75.7 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2014, the book value of our investment in Grace Lake LLC was $2.1 million.

Other Asset Management Activities.  As of December 31, 2014, we also managed a separate CMBS investment account for a private investor with total assets of $1.2 million. As of October 2012, we are no longer purchasing any new investments for this account.   However, we will continue to manage the existing investments until their full repayment or other disposition.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of 2017 Notes in 2012, the $238.5 million of net proceeds from the issuance of Class A common stock in 2014, proceeds from the issuance of $300.0 million of 2021 Notes in 2014, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.2 billion at December 31, 2014, a $50.0 million Credit Agreement and through our FHLB membership. As of December 31, 2014, there was $509.0 million outstanding under the term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2014, we had total outstanding balances of $922.6 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of December 31, 2014, we had outstanding balances of $447.4 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.6 billion of borrowings from the FHLB outstanding at December 31, 2014.  As of December 31, 2014,we also had a $50.0 million Credit Agreement, with $11.0 million of borrowings outstanding, a $46.8 million Credit and Security Agreement, with $46.8 million of borrowings outstanding, a $75.0 million Revolving Credit Facility, with $25.0 million of borrowings outstanding and $619.6 million of Notes issued and outstanding. See Note 7, Debt Obligations in our combined consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2014, our debt-to-equity ratio was 2.8:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. For the year ended December 31, 2011, new CMBS issuances totaled $32.7 billion, despite a slowdown in originations of commercial real estate mortgage loans during the second half of the year because of the uncertain economic climate created by the Euro-area crisis. For the year ended December 31, 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuances totaled $86.1 billion, a 78.1% increase over the same period in 2012. For the year ended December 31, 2014, new CMBS issuances totaled $94.1 million, a 9.2% increase over the same period in 2013. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

The passage of the Dodd-Frank Act introduced complex, comprehensive legislation into the financial industry, which will have far reaching effects on the securitization industry and its participants. There is uncertainty as to how, in the coming years, the Dodd-Frank Act may affect us or our competitors. In addition, there can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

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

Results of Operations

Year Ended December 31, 2014 compared to the year ended December 31, 2013

Investment and financing overview

Investment activity in 2014 focused on loan originations and securities investments. We originated and funded $4.5 billion in principal value of commercial mortgage loans in 2014. We acquired $2.2 billion of new securities, which was offset by $768.6 million of sales and $186.3 million of amortization in the portfolio, which resulted in a net increase in our securities portfolio of $1.2 billion. We also invested $254.5 million in real estate.

Investment activity in 2013 focused on loan originations and securities investments. We originated and funded $2.5 billion in principal value of commercial mortgage loans in 2013. We acquired $1.2 billion of new securities, which was offset by $192.4 million of sales and $390.6 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $531.7 million. We also invested $289.3 million in real estate.

The financing climate continued to be favorable in 2014. As discussed in the Overview, in February 2014, we completed an IPO of 15.2 million shares of Class A common stock generating net proceeds of $238.5 million. We also entered into a new $75.0 million revolving credit facility, secured by a pledge of the shares of certain subsidiaries. In addition, in August 2014, we issued $300.0 million of 2021 Notes.  Proceeds from the IPO, the revolving credit facility and the 2021 Notes are available to finance our working capital needs and for general corporate purposes. See “—Liquidity and Capital Resources” for a more detailed discussion on financing sources.

Operating overview

As a result of the IPO Transactions, net income attributable to Class A common shareholders for the year ended December 31, 2014 is not comparable to net income attributable to predecessor unitholders for the year ended December 31, 2013.

The most significant drivers of this change are the result of a significant expansion of our loan origination and investment activity year-over-year. The significant components of the change are as follows:

•
increase in net interest income of $36.9 million, primarily as a result of higher average loan receivable balances partially offset by higher interest expense as a result of higher outstanding financing obligations;

•
decrease in total other income of $52.5 million, primarily as a result of a $122.9 million decrease in net results from derivative transactions partially offset by an increase in operating lease income, tenant recoveries and gain on securities and sale of real estate, net;

•
increase in total costs and expenses of $52.6 million compared to the prior year primarily as a result of additional personnel costs from additional head count related to our expanded operations and our executive compensation plans put in place at the time of our IPO;

•
increase in income tax expense of $22.9 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to federal and state income taxes on its share of the income of the operating partnership.

Core Earnings, a non-GAAP measure, totaled $219.3 million for the year ended December 31, 2014, compared to $200.3 million for the year ended December 31, 2013. The significant components of the $19.0 million increase in Core Earnings are the increase in net interest income of $36.9 million, discussed in the preceding paragraph, offset by a decrease in income from sales of securitized loans, net of hedging, a non-GAAP measure, of $32.9 million and the increase of total costs and expenses discussed in the preceding paragraph. See “—Non-GAAP financial measures.”

Net interest income

Interest income totaled $187.3 million for the year ended December 31, 2014, compared to $121.6 million for the year ended December 31, 2013. The $65.7 million increase in interest income was primarily attributable to an increase in our average investments in our loan portfolio and our securities portfolio. For the year ended December 31, 2014, securities investments averaged $2.0 billion (57.2% of average mortgage loan receivables and real estate securities) and loan investments averaged $1.5 billion. For the year ended December 31, 2013, securities investments averaged $1.2 billion (60.2% of average mortgage loan receivables and real estate securities) and loan investments averaged $760.5 million.  The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired in 2014 versus the interest spreads prevailing in the prior year.

Interest expense totaled $77.6 million for the year ended December 31, 2014, compared to $48.7 million for the year ended December 31, 2013. The $28.8 million increase in interest expense was primarily attributable to the increase in average debt balance that are required to finance the expanded book of investment assets. For the year ended December 31, 2014, our debt balance averaged $2.8 billion versus an average debt balance of $1.4 billion for the year ended December 31, 2013, which was partially offset by greater use of FHLB borrowings, a lower cost of funding than other financing sources, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2014 and 2013 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $11.0 million from $5.7 million to $16.7 million, primarily as a result of our increase in average outstanding mortgage loan financing which increased to $347.0 million for the year ended December 31, 2014 from $280.6 million for the year ended December 31, 2013 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $109.2 million for the year ended December 31, 2014, compared to $72.2 million for the year ended December 31, 2013. The $36.9 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2014 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $95.6 million for the year ended December 31, 2014, compared to $57.0 million for the year ended December 31, 2013. The $38.6 million increase in cost of funds was primarily attributable to the increase in the average debt balance and the issuance of the 2021 Notes referred to above.

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. See “—Non-GAAP financial measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of December 31, 2014, the weighted average yield on our mortgage loan receivables was 6.7%, compared to 7.8% as of December 31, 2013 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of December 31, 2014, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.1%, compared to 1.7% as of December 31, 2013. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2013 to December 31, 2014 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and greater use of securities repurchase facilities at higher cost as of December 31, 2014 versus December 31, 2013.  As of December 31, 2014, we had outstanding borrowings secured by our mortgage loan receivables equal to 41.8% of the carrying value of our mortgage loan receivables, compared to 32.2% as of December 31, 2013.

As of December 31, 2014, the weighted average yield on our real estate securities was 3.0%, compared to 4.2% as of December 31, 2013 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of December 31, 2014, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 0.8% as of December 31, 2013. The increase in the rate on borrowings against our real estate securities from December 31, 2013 to December 31, 2014 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and greater use of securities repurchase facilities at higher cost as of December 31, 2014 versus December 31, 2013. As of December 31, 2014, we had outstanding borrowings secured by our real estate securities equal to 81.3% of the carrying value of our real estate securities, compared to 77.5% as of December 31, 2013.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.8% as of December 31, 2013. During the twelve month period between December 31, 2013 and December 31, 2014, the carrying value of our real estate portfolio increased from $624.2 million to $769.0 million while mortgage loan financing increased from $291.1 million to $447.4 million during the same time frame. As of December 31, 2014, we had outstanding borrowings secured by our real estate equal to 59.1% of the carrying value of our real estate, compared to 46.0% as of December 31, 2013.

Provision for loan losses

We had a $0.6 million provision for loan losses for the year ended December 31, 2014, compared to a $0.6 million provision for loan losses for the year ended December 31, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the year ended December 31, 2014 and the year ended December 31, 2013.

Operating lease income and tenant recoveries

Operating lease income totaled $56.6 million for the year ended December 31, 2014, compared to $37.4 million for the year ended December 31, 2013. The increase of $19.3 million was attributable to acquisitions which increased real estate to $769.0 million at December 31, 2014 versus $624.2 million at December 31, 2013 as well as a full year of operations of properties which were acquired in 2013.

Tenant recoveries totaled $9.2 million for the year ended December 31, 2014, compared to $3.3 million for the year ended December 31, 2013. The increase of $5.9 million reflects the acquisitions of office and residential real estate in 2013 and 2014. It also reflects additional recoveries on properties acquired in 2014 and a full year of recoveries on properties acquired in 2013.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $145.3 million for the year ended December 31, 2014, compared to $146.7 million for the year ended December 31, 2013, a decrease of $1.4 million. In the year ended December 31, 2014, we participated in 10 separate securitization transactions, selling 165 loans with an aggregate outstanding principal balance of $3.5 billion. In the year ended December 31, 2013, we participated in six securitization transactions, selling 139 loans with an aggregate outstanding principal balance of $2.2 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in securitization profit margin from 7.1% in 2013 to 3.6% in 2014 was due to increasing competition in the market and lower prevailing lending rates for conduit loans.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net, a non-GAAP measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts.

We present income from sales of securitized loans, net of hedging, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Income from sales of securitized loans, net is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with our income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Below are the results from sales of loans into securitizations for the years ended December 31, 2014 and 2013 ($ in thousands except for number of loans and securitizations):

	Year Ended December 31,
	2014	2013

Number of loans	165	139
Face amount of loans sold into securitizations	$3,493,041	$2,231,049
Number of securitizations	10	6

Income from sales of securitized loans, net (1)	$145,075	$141,683
Hedge gain/(loss) related to loans securitized (2)	(19,984)	16,285
Income from sales of securitized loans, net of hedging	$125,091	$157,968
Profit margin	3.6%	7.1%

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Year Ended December 31,
	2014	2013

Income from sales of loans (non-securitized), net	$200	$5,026
Income from sales of securitized loans, net	145,075	141,682
Income from sales of loans, net	$145,275	$146,708

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Year Ended December 31,
	2014	2013

Hedge gain/(loss) related to lending and securities positions	$(74,814)	$11,790
Hedge gain/(loss) related to loans securitized	(19,984)	16,285
Net results from derivative transactions	$(94,798)	$28,075

Gain (loss) on securities

Gain (loss) on securities totaled $27.0 million for the year ended December 31, 2014, compared to $4.2 million for the year ended December 31, 2013, an increase of $22.7 million. For the year ended December 31, 2014, we sold $768.6 million of securities, comprised of $692.3 million of CMBS and $76.3 million of U.S. Agency Securities. For the year ended December 31, 2013, we sold $192.4 million of securities, comprised of $121.2 million of CMBS and $71.2 million of U.S. Agency Securities. The increase reflects higher transaction volume and higher profit margins in 2014 as compared to 2013.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $2.1 million for the year ended December 31, 2014, compared to a loss of $2.7 million for the year ended December 31, 2013. The positive change of $4.8 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio as well as sales of Agency interest-only securities during the year ended December 31, 2014.

Income from sales of real estate, net

For the year ended December 31, 2014, income from sales of real estate, net totaled $29.8 million compared to $13.6 million for the year ended December 31, 2013. The increase of $16.2 million was a result of the commercial real estate and residential condominium sales discussed below.

For the year ended December 31, 2014, income from sales of commercial real estate properties totaled $6.0 million. We sold five single-tenant retail properties resulting in a net gain on sale of $4.9 million and one office building in Richmond, VA, resulting in a net gain on sale of $1.1 million. For the year ended December 31, 2013, there were no sales of commercial real estate properties.

During the year ended December 31, 2014, income from sales of residential condominiums totaled $23.7 million. We sold 113 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $19.1 million, and 72 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $4.7 million. For the year ended December 31, 2013, income from sales of 94 residential condominium units from Veer Towers in Las Vegas, NV, resulted in a net gain on sale of $13.6 million. Sales of condominium units from Terrazas River Park Village did not commence until 2014.

Other income

Fee income totaled $11.7 million for the year ended December 31, 2014, compared to $7.9 million for the year ended December 31, 2013. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $3.8 million increase in fee income year-over-year was primarily due to an increase in loan origination volume.

Gain on assignment of mortgage loan financing totaled $0.4 million for the year ended December 31, 2014, compared to none for the year ended December 31, 2013. During the year ended December 31, 2014 we sold real estate in conjunction with an assignment of the related mortgage loan financing that had an unrecognized premium as of the date of sale.  This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Loss on extinguishment of debt totaled $0.1 million, for the year ended December 31, 2014, compared to none for the year ended December 31, 2013. During the year ended December 31, 2014 2017 Notes with a principal value of $5.4 million were repurchased by the Company for $5.6 million.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $94.8 million for the year ended December 31, 2014, which was comprised of an unrealized loss of $14.4 million and a realized loss of $80.4 million, compared to a gain of $28.1 million which was comprised of an unrealized gain of $14.0 million and a realized gain of $14.1 million, for the year ended December 31, 2013, a negative change of $122.9 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2014 was primarily related to a decrease in interest rates during the year ended December 31, 2014, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

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

In 2013, we acquired a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake”) for which we use the equity method of accounting. We receive distributions on a pari passu basis with one other financial institution’s equity interest. Our proportionate share of the net income of the limited liability company, as defined in the limited liability company agreement, is reflected on our combined consolidated statements of income as earnings from investment in unconsolidated joint ventures.

Earnings from our investment in LCRIP I totaled $1.1 million for the year ended December 31, 2014, compared to $2.6 million for the year ended December 31, 2013. The decrease of $1.5 million reflects the lower investment balances. Earnings from our investment in Grace Lake totaled $0.9 million for the year ended December 31, 2014, compared to $0.6 million for the year ended December 31, 2013. The increase of $0.3 million reflects a full year of income during 2014 and a partial year of income in 2013. Total earnings from investment in unconsolidated joint ventures totaled $2.0 million for the year ended December 31, 2014, compared to $3.2 million for the year ended December 31, 2013.

Salaries and employee benefits

Salaries and employee benefits totaled $82.1 million for the year ended December 31, 2014, compared to $61.0 million for the year ended December 31, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense was attributable to additional head count and a new executive compensation plan put in place at the time of the IPO in 2014 compared to 2013.

Operating expenses

Operating expenses totaled $25.4 million for the year ended December 31, 2014, compared to $14.9 million for the year ended December 31, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses. The increase in operating expenses is a result of increased investment activity in securities and real estate as well as increased loan originations. It is also due to higher costs associated with operating as a public company as well as cost incurred related to restructuring the Company for REIT related operations.

Real estate operating expenses

Real estate operating expenses totaled $32.7 million for the year ended December 31, 2014, compared to $17.4 million for the year ended December 31, 2013. The increase of $15.3 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2013 and 2014. It also reflects additional operating expenses related to properties acquired during 2014 and a full year of operating expenses on properties acquired during 2013.

Real estate acquisition costs

Real estate acquisition costs totaled $2.4 million for the year ended December 31, 2014, compared to $3.6 million for the year ended December 31, 2013. The decrease of $1.2 million in real estate acquisition costs was due to the decrease in the purchase of real estate from $289.3 million in the year ended December 31, 2013 to $254.5 million in the year year ended December 31, 2014.

Fee expense

Fee expense totaled $3.0 million for the year ended December 31, 2014, compared to $3.0 million for the year ended December 31, 2013. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.1 million in fee expense was primarily attributable to the greater use of FHLB borrowings, a lower cost of funding than other financing sources, for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Depreciation and amortization

Depreciation and amortization totaled $28.4 million for the year ended December 31, 2014, compared to $21.5 million for the year ended December 31, 2013. The $6.9 million increase in depreciation and amortization is attributable to acquisitions which increased real estate to $769.0 million at December 31, 2014 versus $624.2 million at December 31, 2013 as well as a partial year of depreciation on 2014 acquisitions and a full year of depreciation on acquisitions made in 2013.

Income tax expense

Income tax expense totaled $26.6 million for the year ended December 31, 2014, compared to $3.7 million for the year ended December 31, 2013. The increase of $22.9 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to federal, state and local income taxes (including the New York City Unincorporated Business Tax (“NYC UBT”) on the LLLP).  Prior to the IPO and Reorganization Transactions the Company was an LLLP subject to the NYC UBT only. Prospectively, such taxes are expected to be substantially reduced as a result of our REIT election to the extent of our consolidated operations are conducted through qualified REIT subsidiaries or pass through entities, assuming we maintain our REIT status and pay adequate dividends in cash or stock. Our share of operations conducted through TRSs will continue to be subject to federal and state income taxes.

Year Ended December 31, 2013 compared to the year ended December 31, 2012

Investment and financing overview

Investment activity in 2013 focused on loan originations, securities investments and real estate investments. We originated and funded $2.5 billion commercial mortgage loans in the year ended December 31, 2013. We acquired $1.2 billion of new securities, which was partially offset by $192.4 million of sales and $390.6 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $531.7 million. We also invested $289.3 million in real estate.

Investment activity in 2012 focused on loan originations and real estate investments. We originated and funded $2.4 billion in principal value of commercial mortgage loans in the year ended December 31, 2012. We also invested $428.7 million in real estate. Our securities portfolio amortized over the course of the year. We acquired $425.8 million of new securities, which was not enough to offset $279.3 million of sales and $951.2 million of amortization in the portfolio, which contributed to a net decrease in our securities portfolio of $819.5 million.

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

Operating overview

Net income attributable to predecessor unitholders totaled $189.8 million for the year ended December 31, 2013, compared to $169.5 million for the year ended December 31, 2012. The $20.3 million increase in net income attributable to predecessor unitholders was primarily the result of increased volume in loan securitizations from $1.6 billion in the year ended December 31, 2012 to $2.2 billion in the year ended December 31, 2013, which resulted in an increased securitization profit in 2013. See “—Non-GAAP financial measures” for our definition of net results from loans sold into securitizations.

Core Earnings totaled $200.3 million for the year ended December 31, 2013, compared to $177.5 million for the year ended December 31, 2012. The increase of $22.8 million in Core Earnings was also due to the improved securitization results discussed in the preceding paragraph. See “—Non-GAAP financial measures” for our definition of Core Earnings and a reconciliation to income before taxes.

Net interest income

Interest income totaled $121.6 million for the year ended December 31, 2013, compared to $136.2 million for the year ended December 31, 2012. The $14.6 million decrease in interest income was primarily attributable to a decrease in our average investment in our securities portfolio. For the year ended December 31, 2013, securities investments averaged $1.2 billion (60.2% of average mortgage loan receivables and real estate securities) versus an average loan investment balance of $760.5 million. For the year ended December 31, 2012, securities investments averaged $1.6 billion (69.4% of average mortgage loan receivables and real estate securities) versus an average loan investment balance of $696.9 million.

Interest expense totaled $48.7 million for the year ended December 31, 2013, compared to $36.4 million for the year ended December 31, 2012. The $12.3 million increase in interest expense was primarily attributable to the $325.0 million of 2017 Notes that were outstanding during the year ended December 31, 2013 but only one quarter of the year ended December 31, 2012, which is a higher cost of funding compared to repurchase agreements, which was partially offset by greater use of FHLB borrowing, which a lower cost of funding than repurchase agreements, for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Net interest income totaled $72.8 million for the year ended December 31, 2013, compared to $99.8 million for the year ended December 31, 2012. The $27.0 million decrease in net interest income was primarily attributable to the lower securities investment balances during 2013 compared to the same period a year ago and the additional interest expense incurred by the bond issuance.

Cost of funds, a non-GAAP measure, totaled $56.9 million for the year ended December 31, 2013, compared to $53.0 million for the year ended December 31, 2012. The $3.9 million increase in cost of funds was primarily attributable to the $325.0 million of 2017 Notes that were outstanding during the full year ended December 31, 2013 but only for one quarter of the year ended December 31, 2012.

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. See “—Non-GAAP financial measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of December 31, 2013, the weighted average yield on our mortgage loan receivables was 7.8%, compared to 7.0% as of December 31, 2012. As of December 31, 2013, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.7%, compared to 2.8% as of December 31, 2012. The decrease in the rate on borrowings against our mortgage loan receivables from December 31, 2012 to December 31, 2013 was primarily due to the utilization of the FHLB as the source of a portion of these borrowings as of December 31, 2013 versus the utilization of higher cost borrowings under bank financing facilities combined with FHLB financing as of December 31, 2012. As of December 31, 2013, we had outstanding borrowings secured by our mortgage loan receivables equal to 32.2% of the carrying value of our mortgage loan receivables, compared to 23.8% as of December 31, 2012.

As of December 31, 2013, the weighted average yield on our real estate securities was 4.2%, compared to 5.0% as of December 31, 2012. As of December 31, 2013, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 1.1% as of December 31, 2012. The decrease in the interest rate on borrowings against our real estate securities from December 31, 2012 to December 31, 2013 was primarily due to the utilization of the FHLB as a source of a high proportion of these borrowings as of December 31, 2013 versus the utilization of higher cost repurchase agreements as a high proportion of the borrowings as of December 31, 2012. As of December 31, 2013, we had outstanding borrowings secured by our real estate securities equal to 77.5% of the carrying value of our real estate securities, compared to 73.7% as of December 31, 2012.

Our real estate is comprised of non-interest bearing assets. As of December 31, 2013, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 5.4% as of December 31, 2012. During the one year period between December 31, 2012 and December 31, 2013, the carrying value of our real estate portfolio increased from $380.0 million to $624.2 million. The decrease in the interest rate on borrowings secured by our real estate from December 31, 2012 to December 31, 2013 was primarily due to lower prevailing market interest rates on the mortgage debt used to finance real estate investments added since December 31, 2012. As of December 31, 2013, we had outstanding borrowings secured by our real estate equal to 46.0% of the carrying value of our real estate, compared to 28.1% as of December 31, 2012.

Provision for loan losses

We had a $0.6 million provision for loan losses for the year ended December 31, 2013, compared to a $0.4 million provision for loan losses for the year ended December 31, 2012. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated. As a result, our reserve for loan losses remained relatively unchanged for the year ended December 31, 2013, with an increase of $0.2 million over the prior year.

Operating lease income and tenant recoveries

Operating lease income totaled $37.4 million for the year ended December 31, 2013, compared to $8.3 million for the year ended December 31, 2012. The increase of $29.1 million was attributable to acquisitions which increased real estate to $624.2 million at December 31, 2013 versus $380.0 million at December 31, 2012 as well as a full year of operations of properties which were acquired in 2012.

Tenant recoveries totaled $3.3 million for the year ended December 31, 2013, compared to none for the year ended December 31, 2012. The increase of $3.3 million reflects the acquisitions of office and residential real estate in 2013. It also reflects additional recoveries on properties acquired in 2013.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $146.7 million for the year ended December 31, 2013, compared to $151.7 million for the year ended December 31, 2012, a decrease of $5.0 million. In the year ended December 31, 2013, we participated in six separate securitization transactions, selling 139 loans with an aggregate outstanding principal balance of $2.2 billion. In the year ended December 31, 2012, we participated in six securitization transactions, selling 95 loans with an aggregate outstanding principal balance of $1.6 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in securitization profit margin from 8.1% in 2012 to 7.1% in 2013 was due to increasing competition in the market and lower prevailing lending rates for conduit loans.

Income from sales of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net, a non-GAAP measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts.

We present income from sales of securitized loans, net of hedging, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Income from sales of securitized loans, net, is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with our income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Below are the results from sales of loans into securitizations for the years ended December 31, 2013 and 2012 ($ in thousands except for number of loans and securitizations):

	Year Ended December 31,
	2013	2012

Number of loans	139	95
Face amount of loans sold into securitizations	$2,231,049	$1,599,858
Number of securitizations	6	6

Income from sales of securitized loans, net (1)	$141,683	$149,831
Hedge gain/(loss) related to loans securitized (2)	16,285	(20,110)
Income from sales of securitized loans, net of hedging	$157,968	$129,721
Profit margin	7.1%	8.1%

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Year Ended December 31,
	2013	2012

Income from sales of loans (non-securitized), net	$5,026	$1,830
Income from sales of securitized loans, net	141,682	149,831
Income from sales of loans, net	$146,708	$151,661

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Year Ended December 31,
	2013	2012

Hedge gain/(loss) related to lending and securities positions	$11,790	$(15,541)
Hedge gain/(loss) related to loans securitized	16,285	(20,110)
Net results from derivative transactions	$28,075	$(35,651)

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

Fee income totaled $7.9 million for the year ended December 31, 2013, compared to $8.8 million for the year ended December 31, 2012. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $0.9 million decrease in fee income year-over-year was due to a significant exit fee earned in the second quarter 2012.

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

Earnings from investment in unconsolidated joint ventures

In 2011, we entered into an institutional partnership for which we use the equity method of accounting. We act as general partner and own a 10% limited partner interest in the institutional partnership. We are entitled to a fee based upon the average net equity invested in the Partnership, which is subject to a fee reduction in the event average net equity invested in the Partnership exceeds $100,000,000. Our proportionate share of the net income of the institutional partnership, as defined in the institutional partnership agreement, is reflected on our combined consolidated statements of income as earnings from investment in unconsolidated joint ventures.

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

Salaries and employee benefits

Salaries and employee benefits totaled $61.0 million for the year ended December 31, 2013, compared to $51.1 million for the year ended December 31, 2012. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $9.9 million in salaries and employee benefits was primarily related to additional headcount and the $19.3 million year-over-year increase in net income attributable to predecessor unitholders which resulted in higher incentive compensation expense.

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

Real estate acquisition costs

Real estate acquisition costs totaled $3.6 million for the year ended December 31, 2013, compared to $5.8 million for the year ended December 31, 2012. The decrease of $2.2 million in real estate acquisition costs was due to the decrease in the purchase of real estate from $428.7 million in the year ended December 31, 2012 to $289.4 million in the year year ended December 31, 2013.

Fee expense

Fee expense totaled $3.0 million for the year ended December 31, 2013, compared to $6.2 million for the year ended December 31, 2012. Fee expense is comprised primarily of custodian fees, loan referral fees, financing costs and servicing fees related to loans. The decrease of $3.2 million in fee expense was primarily related to the decrease in loan referral fees paid for the year ended December 31, 2012 compared to the year ended December 31, 2013.

Depreciation and amortization

Depreciation and amortization totaled $21.5 million for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012. The $17.9 million increase in depreciation and amortization is attributable to increased real estate of $624.2 million at December 31, 2013 versus $380.0 million at December 31, 2012 as well as a partial year of depreciation on 2013 acquisitions and a full year of depreciation on acquisitions made in 2012.

Income tax expense

Income tax expense totaled $3.7 million for the year ended December 31, 2013, compared to $2.6 million for the year ended December 31, 2012. The increase of $1.1 million is primarily attributable to increased revenue earned on securitizations which is subject to the NYC UBT.

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

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, (3) the funding of our operating expenses and (4) distributions to our equity investors to comply with the REIT distribution requirements and the terms of our LLLP Agreement. We require short-term liquidity to fund loans that we originate and hold on our combined consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment.

Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under repurchase agreements, (4) principal repayments on investments including mortgage loans and securities, (5) borrowings under our credit agreement, (6) borrowings under our revolving credit facility, (7) proceeds from securitizations and sales of loans, (8) proceeds from the sale of securities, (9) proceeds from the sale of real estate, (10) proceeds from the issuance of the Notes, and (11) proceeds from the issuance of equity capital. As a REIT, we will also be required to make sufficient dividend payments to our shareholders (and equivalent distributions to the Continuing LCFH Limited Partners) in amounts at least sufficient to maintain out REIT status. Pursuant to obtaining an IRS private letter ruling, we may elect to pay a portion of such amounts in stock to optimize our level of capital retention.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indentures governing the Notes (the “Indentures”) and our other debt agreements. Under the Indentures, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indentures) is less than or equal to 4.00 to 1.00 and our consolidated non-funding debt to equity ratio (as defined in the Indentures) is less than or equal to 1.75 to 1.00, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 3.50 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

Our principal debt financing sources include: (1) committed secured funding provided by banks, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long term nonrecourse mortgage financing, (4) long term senior unsecured notes in the form of corporate bonds and (5) borrowings on both a short- and long-term committed basis, made by our wholly-owned subsidiary, Tuebor from the FHLB.

As of December 31, 2014, we had unrestricted cash and cash equivalents of $76.2 million, unencumbered loans of $536.2 million, unencumbered securities of $122.2 million, unencumbered real estate of $85.7 million and restricted cash of $66.8 million.

To maintain our qualification as a REIT under the Code, we must distribute our C corporation accumulated earnings and profits and we must annually distribute at least 90% of our taxable income. We expect that a portion of our annual distribution, as well as the one-time E&P Distribution, would be payable primarily in stock, to provide for meaningful capital retention, and would be subject to cash/stock election. The REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.
Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $210.4 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2014.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $4.0 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at December 31, 2014.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $76.2 million and $78.7 million at December 31, 2014 and December 31, 2013, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $208.7 million during the year ended December 31, 2014, and were a net provider of cash of $477.0 million for the year ended December 31, 2013. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2014 and December 31, 2013 are set forth in the table below ($ in thousands):

	December 31, 2014	December 31, 2013

Committed loan facilities	$509,024	$159,313
Committed securities facility	174,853	88,921
Uncommitted securities facilities	747,789	361,601
Total repurchase agreements	1,431,666	609,835
Borrowings under credit agreement	11,000	—
Borrowings under credit and security agreement	46,750	—
Revolving credit facility	25,000	—
Mortgage loan financing	447,409	291,053
Borrowings from the FHLB	1,611,000	989,000
Senior unsecured notes	619,555	325,000
Total	$4,192,380	$2,214,888

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways, a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x if certain liquidity thresholds are not satisfied. We believe we are in compliance with all covenants as of December 31, 2014 and December 31, 2013. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, as outlined in the following table, totaling $1.2 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2014.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, as outlined in the following table, totaling $300.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

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

Our committed and uncommitted loan and securities repurchase agreement facilities as of December 31, 2014 were as follows ($ in thousands):

Committed Amount	Outstanding Amount	Committed but Unfunded	Interest Rate(s) at December 31, 2014	Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

$450,000	$147,797	$302,203	Between 2.42% and 2.66%	10/30/2016	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$278,530	$279,922
$250,000	$138,711	$111,289	Between 2.41% and 3.04%	4/10/2016	One additional 364 day period at Company’s option	First mortgage and mezzanine commercial real estate loans	$144,857	$145,749
$450,000	$222,516	$227,484	Between 2.42% and 3.16%	5/26/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$378,573	$380,344
$1,150,000	$509,024	$640,976					$801,960	$806,015
$300,000	$174,853	$125,147		4/30/2015	N/A	Investment grade commercial real estate securities	$214,617	$214,617
N/A (2)	$747,789	N/A (2)	Between 0.50% and 1.66%	Various	N/A	Investment grade commercial real estate securities	$861,456	$861,456
$1,450,000	$1,431,666	$766,123					$1,878,033	$1,882,088

(1)
Collateral includes first mortgage and mezzanine real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(2)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

March 31, 2012	$1,551,245	$1,634,731	$1,692,270	$1,551,245	$1,634,731	$1,692,270	$—	$—	$—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

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

The Company sold loans to a securitization trust on September 29, 2014 lowering our loan balance and also the need for financing on the loans sold. In addition, the Company used a portion of the proceeds from the issuance of its 2021 Notes during the third quarter of 2014 to reduce outstanding collateralized borrowings under repurchase agreements.

During the fourth quarter of 2014, the Company continued to grow its portfolio in mortgage loan receivables held for investment as well as CMBS resulting increased collateralized borrowings under repurchase agreements.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50.0 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of December 31, 2014, there were $11.0 million of borrowings outstanding under this facility. There were no borrowings outstanding as of December 31, 2013.

LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the credit agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. Our ability to borrow under this credit agreement will be dependent on, among other things, LCFH’s compliance with the financial covenants.

Borrowings under Credit and Security Agreement

On October 31, 2014, we entered into a credit and security agreement with a major banking institution to finance one of our assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points. As of December 31, 2014, there were $46.8 million borrowings outstanding under the Company’s Credit and Security Agreement.

We are subject to customary affirmative and negative covenants under this agreement, including prohibitions on additional indebtedness or liens, restrictions on fundamental changes, and limitations to underlying loan actions or modifications. There are no financial covenants applicable to this agreement.

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions under the Revolving Credit Facility. In addition, under the Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. Our ability to borrow under the Revolving Credit Facility will be dependent on, among other things, LCFH’s compliance with the financial covenants. The Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

As of December 31, 2014, there were $25.0 million of borrowings outstanding under the Revolving Credit Facility.

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the year ended December 31, 2014, we executed 13 term debt agreements to finance real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 and 2024 and totaling $447.4 million at December 31, 2014 and $291.1 million at December 31, 2013.  These long-term nonrecourse mortgages include net unamortized premiums of $5.3 million and $3.8 million at December 31, 2014 and 2013, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  We recorded $0.6 million, $0.5 million and $32,205 of premium amortization, which decreased interest expense, for the years ended December 31, 2014, 2013 and 2012, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $591.6 million and $401.3 million as of December 31, 2014 and 2013, respectively.

FHLB financing

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB.  As of December 31, 2014, Tuebor had $1.6 billion of borrowings outstanding (with an additional $289.0 million of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.30% to 2.74%, and advance rates of 50% to 95.2% of the collateral.  As of December 31, 2014, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $451.8 million of first mortgage commercial real estate loans.  On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.  As of December 31, 2013, Tuebor had $989.0 million of borrowings outstanding (with an additional $416.0 million of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.20% to 2.40%, and advance rates of 57% to 95% of the collateral.  As of December 31, 2013, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $276.7 million of first mortgage commercial real estate loans.

On September 2, 2014, the FHFA proposed a rule that would revise the requirements for financial institutions to apply for and retain membership in one of the 12 FHLBs.  This proposed rule would revise FHFA’s existing FHLB membership regulation to ensure that members maintain a commitment to housing finance and that the entities meeting the revised requirements can gain access to FHLB advances and the benefits of membership. Many of the provisions of the proposed rule would not be applicable to Tuebor. The most relevant and most notable provisions of the proposed rule would:

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

The comment period on the proposed rule remained open for 120 days and closed on January 12, 2014.  As of December 31, 2014, there were no changes to the Tuebor’s borrowing ability from the FHLB as a result of the proposed rule. If the rule is adopted as proposed, Tuebor’s FHLB membership would continue in effect until the Sunset Date, with the terms of the future borrowings from the FHLB wound be limited to maturity dates on or prior to the Sunset Date.  Tuebor’s total borrowings from the FHLB would be limited to 40.0% of its total assets, and Tuebor would be required to maintain at least 1.0% of its assets in the form of HML.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $210.4 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2014.

Senior unsecured notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015.  The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “2017 Notes”).  The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

During the year ended December 31, 2014, the Company recognized a $0.1 million loss on extinguishment of debt. During the that same period, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million. The remaining $319.6 million aggregate principal amount of the 2017 Notes is due October 2, 2017.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2014, Ladder Capital Corp has a 51.9% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $215.8 million for the year ended December 31, 2014 and $273.9 million for the year ended December 31, 2013. Repayment of real estate securities provided net cash of $186.3 million for the year ended December 31, 2014 and $390.6 million for the year ended December 31, 2013.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $3.5 billion for the year ended December 31, 2014 and $2.3 billion for the year ended December 31, 2013.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $768.6 million for the year ended December 31, 2014 and $192.4 million for the year ended December 31, 2013.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $123.4 million for the year ended December 31, 2014 and $36.9 million for the year ended December 31, 2013.

Proceeds from the issuance of equity

For the year ended December 31, 2014, we realized net proceeds of $238.5 million in connection with the issuance of our Class A common stock.  There were no proceeds realized for the issuance of equity for the year ended December 31, 2013. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2014 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$2,155,163	$667,464	$83,018	$661,931	$3,567,575
Interest payable(1)	64,135	101,217	97,191	87,757	350,300
Other funding obligations(2)	168,745	—	—	—	168,745
Payments pursuant to tax receivable agreement	—	862	—	—	862
Operating lease obligations	1,382	2,305	2,361	2,459	8,507
Unsecured revolving credit facility	—	25,000	—	—	25,000
Senior unsecured notes	—	—	319,555	300,000	619,555
Total	$2,389,425	$796,848	$502,125	$1,052,147	$4,740,544

(1)          For borrowings with variable interest rates, we used the rates in effect as of December 31, 2014 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing and our commitment to purchase GN construction loan securities as of December 31, 2014.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments.  Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2014, our off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $155.6 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. As of December 31, 2013, our off-balance sheet arrangements consisted of $71.5 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $65.3 million to provide additional first mortgage loan financing and $6.2 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, routinely require adjustment.

During 2014, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 2." The following is a summary of accounting policies that require more significant management estimates and judgments:

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of December 31, 2014 and December 31, 2013. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

In addition, the Company assesses a portfolio based loan loss provision. The Company estimates its loan loss provision based on its historical loss experience and expectation of losses inherent in the investment portfolio but not yet realized. Since inception, the Company has had no events of impairment on any of the loans it has originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable.

Real Estate Securities

The Company designates its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”), recorded as a component of other comprehensive income (loss) in partners’ capital.

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the combined consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy as disclosed within this footnote for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the combined consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in real estate securities, available-for-sale, on the combined consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the combined consolidated statements of income. The Company estimates the fair value of its CMBS primarily based on pricing services and broker quotes for the same or similar securities in which it has invested. Different judgments and assumptions could result in materially different estimates of fair value.

When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an other-than-temporary impairment in the value of the security. An impairment will be considered other-than-temporary based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does not expect to recover the security’s cost basis (i.e., a credit loss). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is other-than-temporary and will be recognized currently in earnings equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend to, nor is it more likely than not that it will be required to sell before recovery, the impairment is other-than-temporary and will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. Estimating cash flows and determining whether there is other-than-temporary impairment require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.

The Company considers information from selected third party pricing services in determining the fair value of its securities. The Company develops an understanding of the valuation methodologies used by such pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities.

The Company understands that the pricing services develop estimates of fair value for CMBS and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency Securities”) using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process may result in the Company “challenging” the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company’s objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

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

The Company classifies most of its investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable.

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), the results of operations and the related gain or loss on sale of properties that have been sold are reflected in other income and not reflected as real estate held for sale or presented in discontinued operations in the combined consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year.  Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the combined consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowner’s association.

Certain of the Company’s real estate is leased to others on a net lease basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. These leases are for fixed terms of varying length and provide for annual rentals. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The cumulative excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable within other assets in the combined consolidated balance sheets.

Allocation of Purchase Price for Acquired Real Estate

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction should be considered to be a between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded on the same basis as they were carried by the company under common control. All other business combinations, including rental property, are accounted for by applying the acquisition method of accounting. The Company will immediately expense acquisition related costs and fees associated with such acquisitions.

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships but in no event do the amortization periods for intangible assets exceed the depreciable lives of the buildings. If a tenant terminates its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles are charged to expense.

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 8, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

Impairment of Property Held for Use

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s properties classified as held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without debt service charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed. Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 6, Investment in Unconsolidated Joint Ventures.

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

For a further discussion regarding the measurement of financial instruments see Note 8, Fair Value of Financial Instruments.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to economically hedge the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The Company may use a variety of derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, futures, caps, collars and floors, to manage interest rate risk.

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

The Company recognizes all derivatives on the combined consolidated balance sheets at fair value. The Company does not generally designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of, these derivatives have been recognized currently in net result from derivative transactions in the accompanying combined consolidated statements of income. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company’s combined consolidated balance sheets.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. After the IPO, Series LP Units were exchangeable for shares of Class A common stock of the Company. In the future, additional Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these post-IPO exchanges are expected to result in an increase in the tax basis of the assets of LCFH and each Series thereof attributable to the Company’s interest in LCFH and each series thereof. These increases in tax basis would not have been available but for this initial purchase and post IPO-exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to its Continuing LCFH Limited Partners of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realized as a result of (a) the increase in tax basis attributable to exchanges by its Continuing LCFH Limited Partners and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company expected to benefit from the remaining 15% of cash savings, if any, in income tax that it realized and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax are computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the relevant assets as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless LC TRS I exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the initial purchase and post IPO-exchanges described above as a deferred tax asset in the combined consolidated statements of financial condition. The amount due to its Continuing LCFH Limited Partners related to the Tax Receivable Agreement as a result of the post IPO-exchanges described above is recorded as amount due pursuant to Tax Receivable Agreement in the combined consolidated statements of financial condition.

The Tax Receivable Agreement was amended was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I expects to benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 1 and Note 15 for further discussion of the Tax Receivable Agreement.

Interest Income

Interest income is accrued based on the outstanding principal amount and contractual terms of the Company’s loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected recovery period of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company has historically collected, and expects to continue to collect, all contractual amounts due on its originated loans. As a result, the Company does not adjust the projected cash flows to reflect anticipated credit losses for these loans. If the performance of a credit deteriorated security is more favorable than forecasted, the Company will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

The effective yield on securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and repayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2014, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents approximately 6.1% of the Company’s CMBS portfolio as of December 31, 2014, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Stock Based Compensation Plan

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant, and generally are time-based awards. For time-based awards the Company recognizes compensation expense over the substantive vesting period, on a straight-line basis.

Recent Accounting Pronouncements

In February 2015, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company anticipates adopting this update in the quarter ended March 31, 2016 and is currently evaluating the impact of the adoption on its financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ended March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1)the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-4. The Company anticipates adopting this update in the quarter ended March 31, 2015 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

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

In June 2014, FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes likely to be achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s combined consolidated financial condition or results of operations.

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-9, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-9 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company anticipates adopting this update in the quarter ended March 31, 2017 and is currently in the process of evaluating the impact the adoption of ASU 2014-9 will have on the Company’s combined consolidated financial condition or results of operations.

In April 2014, FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and to modify related disclosure requirements. Under this guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company adopted this guidance during the quarter ended March 31, 2014.

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

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-4”).  ASU 2013-4 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

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

We define Core Earnings as income before taxes adjusted to exclude (i) real estate depreciation and amortization, (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period, (iii) unrealized gains/(losses) related to our investments in Agency interest-only securities, (iv) the premium (discount) on mortgage loan financing and the related amortization of premium (discount) on mortgage loan financing recorded during the period, (v) non-cash stock-based compensation and (vi) certain one-time transactional items.

As discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed”, whereupon they would then be included in Core Earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing Core Earnings for the period.

As more fully discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and derivatives which we use to hedge asset values.

During the preparation of the Core Earnings calculation for the quarter ended September 30, 2014, the Company identified certain errors in its historical calculations, specifically the Company identified that (i) it had not appropriately considered the impact of noncontrolling interests in consolidated joint ventures in the computation of the adjustments for the real estate depreciation, amortization, and gain add-backs in the prior periods, (ii) certain tracking errors relating to unrecognized hedging derivative results and (iii) to reflect reclassifications from income tax expense to real estate operating expenses and operating expenses for the three and six months ended June 30, 2013 (see Note 2 to the Company’s combined consolidated financial statements for further discussion). The Company believes the effect of these adjustments to the prior periods presented is immaterial to its Core Earnings as previously reported, however in order to present the comparative information consistently, we have revised previously presented Core Earnings for all impacted periods.  All such impacted previously reported Core Earnings will be revised the next time such Core Earnings are included in the Company’s filings.  A summary of the impact of the revisions on previously reported amounts is as follows ($ in thousands):

	Core Earnings
	As Reported	NCI/Depreciation Related Adjustments	Unrecognized Hedging Adjustments	Income Tax Reclassification	As Revised

2014
Six months ended June 30, 2014	$119,147	$(1,141)	$(825)	$—	$117,181
Three months ended June 30, 2014	62,296	(463)	14	—	61,847
Three months ended March 31, 2014	57,200	(1,027)	(839)	—	55,334

2013
Year ended December 31, 2013	$202,297	$(1,900)	$(56)	$—	$200,341
Nine Months ended September 30, 2013	181,416	(707)	(402)	—	180,307
Six months ended June 30, 2013	135,276	(82)	290	(924)	134,560
Three months ended June 30, 2013	40,923	(35)	1,044	(924)	41,008
Three months ended March 31, 2013	94,353	(47)	(755)	—	93,551

Set forth below is an unaudited reconciliation of income before taxes to Core Earnings ($ in thousands):

	Year Ended December 31,
	2014	2013	2012

Income before taxes	$124,231	$192,463	$172,038
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	369	1,098	49
Our share of real estate depreciation, amortization and gain adjustments (1)	21,997	19,067	3,093
Adjustments for unrecognized derivative results (2)	51,308	(18,721)	(8,661)
Unrealized (gain) loss on agency IO securities	(2,144)	2,665	5,681
Premium (discount) on mortgage loan financing, net of amortization	1,442	888	2,920
Non-cash stock-based compensation	16,738	2,881	2,408
One-time transactional adjustment (3)	5,380	—	—
Core Earnings	$219,321	$200,341	$177,528

		Year Ended December 31,
		2014	2013	2012

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

	Total GAAP depreciation and amortization	$28,447	$21,515	$3,641
	Less: Depreciation and amortization related to non-rental property fixed assets	(176)	(548)	(548)
	Less: Non-controlling interests share of consolidated depreciation and amortization	(2,590)	(1,622)	—
	Our share of real estate depreciation and amortization	$25,681	$19,345	$3,093

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(3,912)	$(281)	$—
	Less: Non-controlling interests share of accumulated depreciation and amortization on real estate sold	228	3	—
	Our share of accumulated depreciation and amortization on real estate sold	$(3,684)	$(278)	$—

	Our share of real estate depreciation and amortization and gain adjustments	$21,997	$19,067	$3,093

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of core earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

	GAAP sale of real estate, net	$29,760	$13,565	$1,275
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(3,912)	(281)	—
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$25,848	$13,284	$1,275

(2)	Hedging interest expense	$(18,062)	$(8,243)	$(16,554)
	Hedging realized result	(25,428)	17,598	(27,758)
	Hedging unrecognized result	(51,308)	18,720	8,661
	Net results from derivative transactions	$(94,798)	$28,075	$(35,651)

(3)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expenses and accrued for in the period they were incurred.

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

Income from sales of securitized loans, net of hedging

We present income from sales of securitized loans, net of hedging, a non-GAAP measure, as a supplemental measure of the performance of our loan securitization business. Income from sales of securitized loans, net is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP measure, in the table below.

Set forth below is an unaudited reconciliation of income from sale of securitized loans, net to income from sale of loans, net as reported in our combined consolidated financial statements included herein and an unaudited reconciliation of hedge gain/(loss) relating to loans securitized to net results from derivative transactions as reported in our combined consolidated financial statements included herein ($ in thousands except for number of loans and securitizations):

	Year Ended December 31,
	2014	2013	2012

Number of loans	165	139	95
Face amount of loans sold into securitizations	$3,493,041	$2,231,049	$1,599,858
Number of securitizations	10	6	6

Income from sales of securitized loans, net (1)	$145,075	$141,683	$149,831
Hedge gain/(loss) related to loans securitized (2)	(19,984)	16,285	(20,110)
Income from sales of securitized loans, net of hedging	$125,091	$157,968	$129,721
Profit margin	3.6%	7.1%	8.1%

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Year Ended December 31,
	2014	2013	2012

Income from sales of loans (non-securitized), net	$200	$5,026	$1,830
Income from sales of securitized loans, net	145,075	141,682	149,831
Income from sales of loans, net	$145,275	$146,708	$151,661

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Year Ended December 31,
	2014	2013	2012

Hedge gain/(loss) related to lending and securities positions	$(74,814)	$11,790	$(15,541)
Hedge gain/(loss) related to loans securitized	(19,984)	16,285	(20,110)
Net results from derivative transactions	$(94,798)	$28,075	$(35,651)

Cost of funds

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. Interest income, net of cost of funds, which is a non-GAAP measure, is defined as interest income, less cost of funds.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Year Ended December 31,
	2014	2013	2012

Interest expense	$(77,574)	$(48,745)	$(36,440)
Net interest expense component of hedging activities (1)	(18,062)	(8,243)	(16,554)
Cost of funds	$(95,636)	$(56,988)	$(52,994)

Interest income	$187,325	$121,578	$136,198
Cost of funds	(95,636)	(56,988)	(52,994)
Interest income, net of cost of funds	$91,689	$64,590	$83,204

		Year Ended December 31,
		2014	2013	2012

(1)	Net interest expense component of hedging activities	$(18,062)	$(8,243)	$(16,554)
	Hedging realized result	(25,428)	17,598	(27,758)
	Hedging unrecognized result	(51,308)	18,720	8,661
	Net result from derivative transactions	$(94,798)	$28,075	$(35,651)

Net revenues

We present net revenues, which is a non-GAAP measure, as a supplemental measure of the Company’s performance, excluding operating expenses. We define net revenues as net interest income after provision for loan losses and total other income, which are both disclosed on the Company’s combined consolidated statements of income. We present interest income on investments, net and income from sales of loans, net as a percent of net revenues to determine the impact of the net interest from our investments and the securitization activity on our net revenues ($ in thousands).

	Year Ended December 31,
	2014	2013	2012

Net interest income after provision for loan losses	$109,151	$72,233	$99,309
Total other income	189,166	241,705	148,994
Net revenues	$298,317	$313,938	$248,303

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2014 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2014, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(2,630)	$48,884
Increase by 1.00%	8,390	(48,077)

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only be able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. The Company’s broker-dealer subsidiary, LCS, is also required to be compliant with FINRA and SEC regulations which require that dividends may only be made with regulatory approval.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of December 31, 2014, the Company believes it was in compliance with all covenants.

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

Item 8. Financial Statements

The combined consolidated financial statements of Ladder Capital Corp and Predecessor and the notes related to the foregoing combined consolidated financial statements are included in this Item 8.

Index to Combined Consolidated Financial Statements and Supplementary Schedules

All other schedules are omitted because they are not required or the required information is shown in the combined consolidated financial statements or notes thereto.

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders
Of Ladder Capital Corp:

In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ladder Capital Corp and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 6, 2015

Ladder Capital Corp and Predecessor
Combined Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$76,217,974	$78,742,257
Cash collateral held by broker	42,437,628	28,520,788
Mortgage loan receivables held for investment, net, at amortized cost	1,521,053,375	539,078,182
Mortgage loan receivables held for sale	417,954,757	440,489,789
Real estate securities, available-for-sale	2,815,565,541	1,657,246,194
Real estate and related lease intangibles, net	768,986,193	624,219,015
Investments in unconsolidated joint ventures	6,041,333	9,262,762
FHLB stock	72,340,000	49,450,000
Derivative instruments	423,501	8,244,355
Due from brokers	4,276	1,503
Accrued interest receivable	24,657,842	14,971,167
Other assets	77,978,540	38,837,255
Total assets	$5,823,660,960	$3,489,063,267
Liabilities and Equity (Capital)
Liabilities
Repurchase agreements	$1,431,665,681	$609,834,793
Borrowings under credit agreement	11,000,000	—
Borrowings under credit and security agreement	46,750,000	—
Revolving credit facility	25,000,000	—
Mortgage loan financing	447,409,690	291,053,406
Borrowings from the FHLB	1,611,000,000	989,000,000
Senior unsecured notes	619,555,000	325,000,000
Derivative instruments	13,445,518	7,031,033
Amount payable pursuant to tax receivable agreement	861,929	—
Accrued expenses	91,992,748	64,400,382
Other liabilities	19,773,894	17,509,888
Total liabilities	4,318,454,460	2,303,829,502
Commitments and contingencies	—	—
Equity (capital)
Series A preferred units	—	825,985,422
Series B preferred units	—	290,846,531
Common units	—	59,565,278
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 51,431,872 shares issued and outstanding	51,431	—
Class B common stock, no par value, 100,000,000 shares authorized; 47,647,023 shares issued and outstanding	—	—
Additional paid-in capital	725,538,375	—
Retained earnings	44,186,678	—
Accumulated other comprehensive income	15,655,778	—
Total shareholders’ equity (partners’ capital)	785,432,262	1,176,397,231
Noncontrolling interest in operating partnership	711,673,727	—
Noncontrolling interest in consolidated joint ventures	8,100,511	8,836,534
Total equity (capital)	1,505,206,500	1,185,233,765

Total liabilities and equity (capital)	$5,823,660,960	$3,489,063,267

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012

Net interest income
Interest income	$187,325,020	$121,577,676	$136,198,204
Interest expense	77,574,167	48,744,659	36,440,373
Net interest income	109,750,853	72,833,017	99,757,831

Provision for loan losses	600,000	600,000	448,833
Net interest income after provision for loan losses	109,150,853	72,233,017	99,308,998

Other income
Operating lease income	56,649,278	37,394,416	8,331,338
Tenant recoveries	9,182,952	3,271,095	—
Sale of loans, net	145,274,603	146,708,264	151,661,150
Gain (loss) on securities	26,977,268	4,230,953	19,013,960
Unrealized gain (loss) on Agency interest-only securities	2,143,765	(2,665,188)	(5,680,893)
Sale of real estate, net	29,760,115	13,565,164	1,275,235
Fee income	11,703,791	7,921,430	8,787,695
Net result from derivative transactions	(94,797,755)	28,075,232	(35,650,989)
Earnings from investment in unconsolidated joint ventures	1,990,117	3,203,358	1,256,109
Gain on assignment of mortgage loan financing	431,465	—	—
Loss on extinguishment of debt	(149,738)	—	—
Total other income	189,165,861	241,704,724	148,993,605
Costs and expenses
Salaries and employee benefits	82,143,674	61,038,260	51,090,424
Operating expenses	25,397,672	14,937,488	9,571,881
Real estate operating expenses	32,670,045	17,403,945	—
Real estate acquisition costs	2,403,450	3,625,773	5,797,213
Fee expense	3,023,409	2,954,839	6,164,187
Depreciation and amortization	28,447,437	21,514,572	3,640,619
Total costs and expenses	174,085,687	121,474,877	76,264,324
Income before taxes	124,231,027	192,462,864	172,038,279
Income tax expense	26,604,776	3,729,778	2,583,999
Net income	97,626,251	188,733,086	169,454,280
Net loss attributable to noncontrolling interest in consolidated joint ventures	368,670	1,098,150	49,084
Net loss attributable to predecessor unitholders	12,628,031	$189,831,236	$169,503,364
Net (income) attributable to noncontrolling interest in operating partnership	(66,436,274)
Net income attributable to Class A common shareholders	$44,186,678

Earnings per share:
Basic	$0.90
Diluted	$0.86

Weighted average shares outstanding:
Basic	49,296,417
Diluted	97,583,310

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012

Net income	$97,626,251	$188,733,086	$169,454,280

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	43,178,789	(16,130,332)	29,014,769
Reclassification adjustment for (gains) included in net income (2)	(25,162,383)	(4,230,953)	(19,013,960)

Total other comprehensive income (loss)	18,016,406	(20,361,285)	10,000,809

Comprehensive income	115,642,657	168,371,801	179,455,089
Comprehensive loss attributable to noncontrolling interest in consolidated joint ventures	368,670	1,098,150	49,084
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$116,011,327	$169,469,951	$179,504,173
Comprehensive (income) attributable to predecessor unitholders	(4,379,909)
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(66,956,592)
Comprehensive income attributable to Class A common shareholders	$44,674,826

(1)	Amounts are net of provision for income taxes of $5,754,159 for the year ended December 31, 2014 and none for the years ended 2013 and 2012.

(2)	Amounts are net of (provision for) income taxes of $(5,754,159) for the year ended December 31, 2014 and none for the years ended 2013 and 2012.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital

	Predecessor’s Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests		Total Stockholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2011	$707,847,217	$257,376,700	$23,713,486	$—	—	$—	—	$—	$—	$—	$—	$—	$125,000	$989,062,403
Contributions	—	3,000,000	—	—	—	—	—	—	—	—	—	—	521,875	3,521,875
Distributions	(58,396,459)	(2,529,456)	(15,235,385)	—	—	—	—	—	—	—	—	—	(15,625)	(76,176,925)
Equity based compensation	—	1,892,473	515,300	—	—	—	—	—	—	—	—	—	—	2,407,773
Net income (loss)	124,315,166	11,780,432	33,407,766	—	—	—	—	—	—	—	—	—	(49,084)	169,454,280
Other comprehensive income	7,334,676	695,053	1,971,080	—	—	—	—	—	—	—	—	—	—	10,000,809
Balance, December 31, 2012	$781,100,600	$272,215,202	$44,372,247	$—	—	$—	—	$—	$—	$—	$—	$—	$582,166	$1,098,270,215
Contributions	—	1,800,000	—	—	—	—	—	—	—	—	—	—	9,845,654	11,645,654
Distributions	(58,092,429)	(18,333,605)	(19,016,182)	—	—	—	—	—	—	—	—	—	(493,136)	(95,935,352)
Equity based compensation	—	2,428,078	453,369	—	—	—	—	—	—	—	—	—	—	2,881,447
Net income (loss)	115,349,646	36,670,087	37,811,503	—	—	—	—	—	—	—	—	—	(1,098,150)	188,733,086
Other comprehensive income	(12,372,395)	(3,933,231)	(4,055,659)	—	—	—	—	—	—	—	—	—	—	(20,361,285)
Balance, December 31, 2013	$825,985,422	$290,846,531	$59,565,278	$—	—	$—	—	$—	$—	$—	$—	$—	$8,836,534	$1,185,233,765
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,840,772	1,840,772
Distributions	—	(368,983)	—	—	—	—	—	—	—	—	—	(47,925,774)	(2,208,125)	(50,502,882)
Equity based compensation	—	290,171	—	—	—	—	—	—	332,036	—	—	13,828,557	—	14,450,764
Issuance of common stock (IPO)	—	—	—	—	16,925,013	16,925	—	—	259,020,575	—	—	—	—	259,037,500
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	—	—	(9,612)	—	—	—	—	(124,723)	—	(124,723)
Forfeitures	—	—	—	—	(39,707)	(40)	(6,405)	—	40	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(20,523,458)	—	—	—	—	(20,523,458)
Reorganization transactions	(828,576,853)	(291,680,215)	(60,441,260)	1,180,698,328	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,601,646)	33,672,192	33,672	—	—	468,694,353	—	14,873,621	—	—	—
Exchange of predecessor LP Units for common stock	—	—	—	(697,096,682)	—	—	48,537,414	—	—	—	—	697,096,682	—	—
Exchange of noncontrolling interest for common stock	—	—	—	—	874,374	874	(874,374)	—	12,502,429	—	324,562	(12,827,865)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	152,105	—	—	—	—	152,105
Net income (loss)	(7,471,541)	(2,630,884)	(2,525,606)	—	—	—	—	—	—	44,186,678	—	66,436,274	(368,670)	97,626,251
Other comprehensive income	10,062,972	3,543,380	3,401,588	—	—	—	—	—	—	—	488,148	520,318	—	18,016,406
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	5,360,295	—	(30,553)	(5,329,742)	—	—
Balance, December 31, 2014	$—	$—	$—	$—	51,431,872	$51,431	47,647,023	$—	$725,538,375	$44,186,678	$15,655,778	$711,673,727	$8,100,511	$1,505,206,500
The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$97,626,251	$188,733,086	$169,454,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	149,738	—	—
Depreciation and amortization	28,447,437	21,514,572	3,640,619
Unrealized (gain) loss on derivative instruments	14,378,350	(14,013,966)	(12,694,838)
Unrealized (gain) loss on Agency interest-only securities	(2,143,765)	2,665,188	5,680,893
Provision for loan losses	600,000	600,000	448,833
Amortization of equity based compensation	14,450,764	2,881,447	2,407,773
Amortization of deferred financing costs included in interest expense	5,802,023	4,599,566	3,133,910
Amortization of premium on mortgage loan financing	(629,022)	(533,818)	—
Amortization of above- and below-market lease intangibles	652,068	853,917	—
Accretion/amortization of discount, premium and other fees on loans	(6,917,666)	(3,700,972)	(2,878,027)
Accretion/amortization of discount, premium and other fees on securities	91,306,499	60,320,720	38,212,269
Realized gain on sale of mortgage loan receivables held for sale	(145,274,603)	(146,708,264)	(151,661,150)
Realized gain on real estate securities	(26,977,268)	(4,230,953)	(19,013,960)
Realized gain on sale of real estate, net	(29,760,115)	(13,565,164)	(1,275,235)
Realized gain on assignment of mortgage loan financing	(431,465)	—	—
Origination of mortgage loan receivables held for sale	(3,345,371,937)	(2,013,674,038)	(2,036,138,933)
Repayment of mortgage loan receivables held for sale	1,293,262	5,840,419	75,654,634
Proceeds from sales of mortgage loan receivables held for sale	3,523,688,310	2,345,704,987	1,815,995,772
Accrued interest receivable	(9,686,675)	(2,888,563)	(318,080)
Earnings on investment in unconsolidated joint ventures	(1,990,117)	(3,203,358)	(1,256,109)
Distributions from operations of investment in unconsolidated joint ventures	1,956,695	3,894,303	1,403,687
Deferred tax asset	(7,174,519)	—	—
Changes in operating assets and liabilities:
Due to brokers	—	—	(871,802)
Due from brokers	(2,773)	1,900,210	(1,683,023)
Other assets	(17,446,270)	(17,324,779)	(5,890,951)
Accrued expenses and other liabilities	22,126,726	57,317,794	1,642,506
Net cash provided by (used in) operating activities	208,671,928	476,982,334	(116,006,932)
Cash flows used in investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(13,864,015)	(10,248,883)	4,640,186
Acquisition of fixed assets	—	—	(351,041)
Purchase of derivative instruments	(7,125)	(20,000)	(226,225)
Purchases of real estate securities	(2,157,391,381)	(1,193,816,283)	(425,796,393)
Repayment of real estate securities	186,310,306	390,628,250	951,150,951
Proceeds from sales of real estate securities	768,592,668	192,387,118	279,275,981
Purchase of FHLB stock	(22,890,000)	(36,350,000)	(13,100,000)
Origination and purchases of mortgage loan receivables held for investment	(1,201,968,254)	(486,072,238)	(341,947,392)
Repayment of mortgage loan receivables held for investment	214,510,727	268,093,305	204,913,202
Reduction (addition) of cash collateral held by broker	(52,825)	45,718,663	(14,351,720)
Addition of deposits received for loan originations	(91,277)	—	—

	Year Ended December 31,
	2014	2013	2012

Security deposits included in other assets	(9,620,677)	(4,356,098)	—
Capital contributions to investment in unconsolidated joint ventures	—	(4,696,405)	(9,265,125)
Distributions of return of capital from investment in unconsolidated joint ventures	3,254,851	7,417,350	6,169,025
Purchases of real estate	(254,497,447)	(289,268,442)	(428,651,275)
Capital improvements of real estate	(5,192,043)	(114,670)	—
Proceeds from sale of real estate	123,443,538	36,929,752	75,646,240
Net cash provided by (used in) investing activities	(2,369,462,954)	(1,083,768,581)	288,106,414
Cash flows from financing activities:
Deferred financing costs	(9,863,387)	(3,190,379)	(10,599,987)
Proceeds from repurchase agreements	10,583,728,059	4,382,307,842	11,348,169,066
Repayment of repurchase agreements	(9,761,897,171)	(4,566,389,752)	(12,151,329,521)
Proceeds from borrowings under credit agreements	69,125,000	30,000,000	—
Repayment of borrowings under credit agreements	(58,125,000)	(30,000,000)	—
Proceeds from borrowings under credit and security agreement	46,750,000	—	—
Proceeds from revolving credit facility	250,000,000	—	—
Repayment of revolving credit facility	(225,000,000)	—	—
Proceeds from mortgage loan financing	188,032,984	185,037,648	88,180,203
Repayment of mortgage loan financing	(30,616,213)	(125,722)	(36,740)
Proceeds from FHLB borrowings	5,448,000,000	4,498,500,000	362,000,000
Repayments of FHLB borrowings	(4,826,000,000)	(3,771,500,000)	(100,000,000)
Proceeds from Notes issued	300,000,000	—	325,000,000
Retirement of Notes issued	(5,594,738)	—	—
Partners’ capital contributions	—	1,800,000	3,000,000
Partners’ capital distributions	(368,983)	(95,442,216)	(76,161,300)
Capital distributed to noncontrolling interests in operating partnership	(47,925,774)	—	—
Capital contributed by noncontrolling interests in consolidated joint ventures	1,840,772	9,845,654	521,875
Capital distributed to noncontrolling interests in consolidated joint ventures	(2,208,125)	(493,136)	(15,625)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	(124,723)	—	—
Issuance of common stock	259,037,500	—	—
Common stock offering costs	(20,523,458)	—	—
Net cash provided by (used in) financing activities	2,158,266,743	640,349,939	(211,272,029)
Net increase (decrease) in cash	(2,524,283)	33,563,692	(39,172,547)
Cash and cash equivalents at beginning of period	78,742,257	45,178,565	84,351,112
Cash and cash equivalents at end of period	$76,217,974	$78,742,257	$45,178,565

	Year Ended December 31,
	2014	2013	2012

Supplemental information:
Cash paid for interest	$63,170,972	$45,317,028	$27,179,564
Cash paid for income taxes	$45,980,543	$5,392,411	$589,042

Supplemental disclosure of non-cash investing activities:
Transfer from mortgage loan receivables held for investment, at amortized cost to mortgage loan receivable held for sale	$11,800,000	$8,320,273	$—
Transfer from real estate and related lease intangibles, net to real estate held for sale	$19,321,610	$—	$—
Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$468,694,353	$—	$—
Exchange of predecessor LP Units for common stock	$697,096,682	$—	$—
Change in deferred tax asset related to change in tax receivable agreement	$1,014,034	$—	$—
Increase in amount payable pursuant to tax receivable agreement	$861,929	$—	$—
Rebalancing of ownership percentage between Company and Operating Partnership	$5,329,742	$—	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Notes to Combined Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

The IPO Transactions

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted an initial public offering (“IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued limited partnership units (“LP Units”) from Ladder Capital Finance Holdings LLLP (“LCFH”, “Predecessor” or the “Operating Partnership”).  In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries through its ability to appoint the LCFH board.  The proceeds received by LCFH in connection with the sale of newly issued LP Units have been and will be used for loan origination, real estate businesses and for general corporate purposes.

Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. The ownership interest of certain existing owners of LCFH, who owned LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the IPO (the “Continuing LCFH Limited Partners”) are reflected as a noncontrolling interest in Ladder Capital Corp’s combined consolidated financial statements.

Immediately prior to the closing of the IPO on February 11, 2014, LCFH effectuated certain transactions intended to simplify the capital structure of LCFH (the “Reorganization Transactions”). Prior to the Reorganization Transactions, LCFH’s capital structure consisted of three different classes of membership interests (Series A and Series B Participating Preferred Units and Class A Common Units), each of which had different capital accounts. The net effect of the Reorganization Transactions was to convert the multiple-class structure into LP Units, a single new class of units in LCFH, and an equal number of shares of Class B common stock of Ladder Capital Corp. The conversion of all of the different classes of LCFH occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of LCFH, as if it had been liquidated upon the IPO, with such value determined by the $17.00 price per share of Class A common stock sold in the IPO. The distribution of LP Units per class of outstanding units was determined pursuant to the distribution provisions set forth in LCFH’s amended and restated Limited Liability Limited Partnership Agreement (the “Amended and Restated LLLP Agreement”). In addition, in connection with the IPO, certain of LCFH’s existing investors (the “Exchanging Existing Owners”) received 33,672,192 shares of Ladder Capital Corp Class A common stock in lieu of any or all LP Units and shares of Ladder Capital Corp Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions, which resulted in Ladder Capital Corp, or a wholly-owned subsidiary of Ladder Capital Corp, owning one LP Unit for each share of Class A Common Stock so issued to the Exchanging Existing Owners.

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

Pursuant to the Amended and Restated LLLP Agreement, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) had the right to exchange their LP Units for shares of Ladder Capital Corp’s Class A common stock on a one-for-one basis.

As a result of the Company’s acquisition of LP Units of LCFH and LCFH’s election under Section 754 of Internal Revenue Code of 1986, as amended (the “Code”), the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

As a result of the transactions described above, at the time of the IPO:

•
Ladder Capital Corp became the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Accordingly, Ladder Capital Corp had a 51.0% economic interest in LCFH, and Ladder Capital Corp has a majority voting interest and controls the management of LCFH. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing L CFH Limited Partners;

•
50,597,205 shares of Ladder Capital Corp’s Class A common stock were outstanding (comprised of 15,237,500 shares issued to the investors in the IPO, 33,672,192 shares issued to the Exchanging Existing Owners and 1,687,513 shares issued to certain directors, officers, and employees in connection with the IPO), and 48,537,414 shares of Ladder Capital Corp’s Class B common stock were outstanding.  Class B common stock has no economic interest but rather voting interest in the Company. At the time of the IPO, 99,134,619 LP Units of LCFH were outstanding, of which 50,597,205 LP Units were held by Ladder Capital Corp and its subsidiaries and 48,537,414 units were held by the Continuing LCFH Limited Partners; and

•
LP Units became exchangeable on a one-for-one basis for shares of Ladder Capital Corp Class A common stock. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock were required to be provided and canceled. LP units and Ladder Capital Corp Class B common stock could not be legally separated.  However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock would not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock would be replaced with the votes represented by the shares of Class A common stock for which such LP Units were exchanged. As a result of the Company’s acquisition of LP Units and LCFH’s election under Section 754 of the Code, the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

The Company accounted for the IPO Transactions as an exchange between entities under common control and recorded the net assets and shareholders’ equity of the contributed entities at historical cost.

The Reorganization Transactions and the IPO are collectively referred to as the “IPO Transactions.”

The REIT Structuring Transactions
In anticipation of the Company’s election to be subject to tax as a real estate investment trust (“REIT”) beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described herein. As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as taxable REIT subsidiary (“TRS”) assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.
In connection with this serialization, the Amended and Restated LLLP Agreement was amended and restated, effective as of December 31, 2014 (the “Third Amended and Restated LLLP Agreement”). Pursuant to the Third Amended and Restated LLLP Agreement:

•	all assets and liabilities of LCFH were allocated on LCFH’s internal books and records to either Series REIT or Series TRS of LCFH;

•	the Company serves as general partner of LCFH and of Series REIT of LCFH;

•	LC TRS I LLC (“LC TRS I”), a Delaware limited liability company wholly-owned by Series REIT of LCFH, serves as the general partner of Series TRS of LCFH;

•
each outstanding LP Unit was exchanged for one Series REIT LP Unit (which is entitled to receive profits and losses derived from REIT assets and liabilities) and one Series TRS LP Unit (which is entitled to receive profits and losses derived from TRS assets and liabilities) (Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and collectively with SERIES REIT LP Units, “Series Units”);

•	as a result, we own, directly and indirectly, an aggregate of 51.9% of Series REIT of LCFH and, through such ownership, have the right to receive 51.9% of the profits and distributions of Series TRS;

•	the limited partners of LCFH own the remaining 48.1% of each of Series REIT and Series TRS of LCFH;

•	Series REIT of LCFH, in turn, owns, directly or indirectly, 100% of the REIT series of each of its serialized subsidiaries as well as certain wholly-owned REIT subsidiaries;

•	Series TRS of LCFH owns, directly or indirectly, 100% of the TRS series of each of its serialized subsidiaries as well as certain wholly-owned TRSs;

•	Series TRS LP Units are exchangeable for an equal number of shares (“TRS Shares”) of LC TRS I (a “TRS Exchange”);

•
in order to effect the exchange of Series Units for shares of Class A common stock of the Company on a one-for-one basis (the “Class A Exchange”), holders are required to surrender (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit, and (iii) either one Series TRS LP Unit or one TRS Share; and

•	each of Series REIT and Series TRS has separate boards, officers, books and records, bank accounts, and tax identification numbers.

Each Series of LCFH also signed a separate joinder agreement, agreeing effective as of 11:59:59 pm on December 31, 2014 (the “Effective Time”), to assume and pay when due (i) any and all liabilities of LCFH incurred or accrued by LCFH as of the Effective Time and (ii) any and all obligations of LCFH arising under contracts, bonds, notes, guarantees, leases or other agreements to which LCFH was a party as of the Effective Time (collectively, the “Agreements”), regardless of whether such obligations arise under the applicable Agreement at, prior to, or after the Effective Time, in each case, with the same force and effect as if each Series had been a signatory to such Agreements on the date thereof.
Also in connection with the planned REIT Election, the Company’s certificate of incorporation was amended and restated, effective as of February 27, 2015, following approval by our stockholders (the “Charter Amendment”), to, among other things, impose ownership limitations and transfer restrictions to facilitate our compliance with the REIT requirements.  To qualify as a REIT under the Code, our stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be a REIT has been made). Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer “individuals” (as defined to include certain entities such as private foundations) during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). Finally, a person actually or constructively owning 10% or more of the vote or value of the outstanding shares of our capital stock could lead to a level of affiliation between the Company and one or more of its tenants that could disqualify our revenues from the affiliated tenants and possibly jeopardize or otherwise adversely impact our qualification as a REIT.
To facilitate satisfaction of these requirements for qualification as a REIT, the Charter Amendment contains provisions restricting the ownership and transfer of shares of all classes or series of our capital stock. Including ownership limitations in a REIT’s charter is the most effective mechanism to monitor compliance with the above-described provisions of the Code. The Charter Amendment provides that, subject to certain exceptions and the constructive ownership rules, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, in excess of (i) 9.8% in value of the outstanding shares of all classes or series of our capital stock or (ii) 9.8% in value or number (whichever is more restrictive) of the outstanding shares of any class of our common stock.

In addition, our Tax Receivable Agreement with the Continuing LCFH Limited Partners (the “TRA Members”) was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I expects to benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 2 and Note 15 for further discussion of the Tax Receivable Agreement. See Note 20, Subsequent Events, for further discussion on REIT Election.

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

Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. As of December 31, 2014, the Company does not have investments in VIEs.

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

Use of Estimates

The preparation of the combined consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of resulting changes are reflected in the combined consolidated financial statements in the period the changes are deemed to be necessary.  Significant estimates made in the accompanying combined consolidated financial statements include, but are not limited to the following:

•	valuation of real estate securities;

•	allocation of purchase price for acquired real estate;

•	impairment, and useful lives, of real estate;

•	useful lives of intangible assets;

•	valuation of derivative instruments;

•	valuation of deferred tax asset;

•	amounts payable pursuant to the Tax Receivable Agreement;

•	determination of effective yield for recognition of interest income;

•	adequacy of provision for loan losses;

•	determination of other than temporary impairment of real estate securities and investments in unconsolidated joint ventures;

•	certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;

•	determination of the effective tax rate for income tax provision; and

•	certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the combined consolidated statements of income, adjusted for unrealized gains or losses on securities available for sale and as further adjusted for realized gains or losses on securities sold.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2014 and 2013. At December 31, 2014 and 2013 and at various times during the years, balances exceeded the insured limits.

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

Restricted Cash

As of December 31, 2014 and 2013, included in other assets on the Company’s combined consolidated balance sheets are $24,406,731 and $14,786,027, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of December 31, 2014 and December 31, 2013. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

In addition, the Company assesses a portfolio-based loan loss provision. The Company estimates its loan loss provision based on its historical loss experience and expectation of losses inherent in the investment portfolio but not yet realized. Since inception, the Company has had no events of impairment on any of the loans it has originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable.

Real Estate Securities

The Company designates its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”), recorded as a component of other comprehensive income (loss) in partners’ capital.

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the combined consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy as disclosed within this footnote for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the combined consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in real estate securities, available-for-sale, on the combined consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the combined consolidated statements of income. The Company estimates the fair value of its commercial mortgage-backed securities (“CMBS”) primarily based on pricing services and broker quotes for the same or similar securities in which it has invested. Different judgments and assumptions could result in materially different estimates of fair value.

When the estimated fair value of an available-for-sale security is less than amortized cost, the Company will consider whether there is an other-than-temporary impairment in the value of the security. An impairment will be considered other-than-temporary based on consideration of several factors, including (i) if the Company intends to sell the security, (ii) if it is more likely than not that the Company will be required to sell the security before recovering its cost, or (iii) the Company does not expect to recover the security’s cost basis (i.e., a credit loss). A credit loss will have occurred if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis. If the Company intends to sell an impaired debt security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is other-than-temporary and will be recognized currently in earnings equal to the entire difference between fair value and amortized cost. If a credit loss exists, but the Company does not intend to, nor is it more likely than not that it will be required to sell before recovery, the impairment is other-than-temporary and will be separated into (i) the estimated amount relating to the credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. Estimating cash flows and determining whether there is other-than-temporary impairment require management to exercise judgment and make significant assumptions, including, but not limited to, assumptions regarding estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses, and the timing of income recognized on these securities, could differ from reported amounts.

The Company considers information from selected third party pricing services in determining the fair value of its securities. The Company develops an understanding of the valuation methodologies used by such pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities.

The Company understands that the pricing services develop estimates of fair value for CMBS and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency Securities”) using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process may result in the Company “challenging” the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company’s objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

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

The Company classifies most of its investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable.

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), the results of operations and the related gain or loss on sale of properties that have been sold are reflected in other income or presented in discontinued operations in the combined consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year.  Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the combined consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowner’s association.

Certain of the Company’s real estate is leased to others on a net lease basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance. These leases are for fixed terms of varying length and provide for annual rentals. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The cumulative excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable within other assets in the combined consolidated balance sheets.

Allocation of Purchase Price for Acquired Real Estate

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction should be considered to be a between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded on the same basis as they were carried by the company under common control. All other business combinations, including rental property, are accounted for by applying the acquisition method of accounting. The Company will immediately expense acquisition related costs and fees associated with such acquisitions.

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time.

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships but in no event do the amortization periods for intangible assets exceed the depreciable lives of the buildings. If a tenant terminates its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles are charged to expense.

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 8, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

Impairment of Property Held for Use

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s properties classified as held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without debt service charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Sales of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or it may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed. Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 6, Investment in Unconsolidated Joint Ventures.

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

For a further discussion regarding the measurement of financial instruments see Note 8, Fair Value of Financial Instruments.

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

•
Valuations based on third party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations, and

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

Tuebor/Federal Home Loan Bank Membership

Tuebor Captive Insurance Company LLC (“Tuebor”), a wholly-owned subsidiary of the Company, was licensed in Michigan and approved to operate as a captive insurance company as well as being approved to become a member of the Federal Home Loan Bank (“FHLB”), with membership finalized with the purchase of stock, in the FHLB on July 11, 2012. That approval allowed Tuebor to purchase capital stock in the FHLB, the prerequisite to obtaining financing on eligible collateral.

Deferred Financing Costs

Fees and expenses incurred in connection with financing transactions are capitalized within other assets in the combined consolidated balance sheets and amortized over the term of the financing by applying the effective interest rate method. The amortization is reflected in interest expense.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to economically hedge the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The Company may use a variety of derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, futures, caps, collars and floors, to manage interest rate risk.

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

The Company recognizes all derivatives on the combined consolidated balance sheets at fair value. The Company does not generally designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of, these derivatives have been recognized currently in net result from derivative transactions in the accompanying combined consolidated statements of income. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company’s combined consolidated balance sheets.

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2014 and 2013, none of the Company’s repurchase agreements are accounted for as linked transactions.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges are expected to result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to its Continuing LCFH Limited Partners (the “TRA Members”) of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by the TRA Members and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company expects to benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the future exchanges described above as a deferred tax asset in the combined consolidated statements of financial condition. The amount due to the TRA Members related to the Tax Receivable Agreement as a result of the future exchanges described above is recorded as amount due pursuant to Tax Receivable Agreement in the combined consolidated statements of financial condition.

The Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I LLC (“LC TRS I”) will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I expects to benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 1 and Note 15 for further discussion of the Tax Receivable Agreement.

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

The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as a component of general and administrative expense on its combined consolidated statements of income. For the year ended December 31, 2014 and 2013, the Company did not have any interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

As more fully discussed in Note 1, Organization and Operations and Note 20, Subsequent Events, the Company completed transactions and committed to a plan to elect to be taxed as a REIT effective with its tax year beginning January 1, 2015. A portion of the Company’s operations will operate in TRSs.

Interest Income

Interest income is accrued based on the outstanding principal amount and contractual terms of the Company’s loans and securities. Discounts or premiums associated with the purchase of loans and investment securities are amortized or accreted into interest income as a yield adjustment on the effective interest method, based on expected cash flows through the expected recovery period of the investment. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections. The Company has historically collected, and expects to continue to collect, all contractual amounts due on its originated loans. As a result, the Company does not adjust the projected cash flows to reflect anticipated credit losses for these loans. If the performance of a credit deteriorated security is more favorable than forecasted, the Company will generally accrete more credit discount into interest income than initially or previously expected. These adjustments are made prospectively beginning in the period subsequent to the determination that a favorable change in performance is projected. Conversely, if the performance of a credit deteriorated security is less favorable than forecasted, an other-than-temporary impairment may be taken, and the amount of discount accreted into income will generally be less than previously expected.

The effective yield on securities is based on the projected cash flows from each security, which is estimated based on the Company’s observation of the then current information and events and will include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses (if applicable), and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of scheduled principal, and repayments of principal. Therefore, actual maturities of the securities will generally be shorter than stated contractual maturities.

For loans classified as held for investment and that the Company has not elected to record at fair value under Financial Accounting Standards Board (“FASB”) ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2014, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents approximately 6.1% of the Company’s CMBS portfolio as of December 31, 2014, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Recognition of Operating Lease Income and Tenant Recoveries

Operating lease income is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income, and expected to be received in later years, as assets in other assets in the accompanying combined consolidated balance sheets. Amounts received currently, but recognized as income in future years, are classified in other liabilities in the accompanying combined consolidated balance sheets. We commence recognition of operating lease income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Sales of Loans

We recognize gains on sale of loans net of any costs related to that sale.

Transfer of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s combined consolidated balance sheets and the sale proceeds are recognized as a liability.

Debt Issued

From time to time, a wholly-owned subsidiary of the Company will originate a loan (each, an “Intercompany Loan,” and collectively, “Intercompany Loans”) to another wholly-owned subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s combined consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an Intercompany Loan to a third party securitization trust (for cash), the related mortgage note is held for the first time by a creditor external to the Company. The accounting for the securitization of an Intercompany Loan—a financial instrument that has never been recognized in our combined consolidated financial statements as an asset—is considered a financing transaction under ASC 470, Debt, and ASC 835, Interest.

The periodic securitization of the Company’s mortgage loans involves both Intercompany Loans and mortgage loans made to third parties with the latter recognized as financial assets in the Company’s combined consolidated financial statements as part of an integrated transaction. The Company receives aggregate proceeds equal to the transaction’s all-in securitization value and sales price. In accordance with the guidance under ASC 835, when initially measuring the obligation arising from an Intercompany Loan’s securitization, the Company allocates the proceeds from each securitization transaction between the third-party loans and each Intercompany Loan so securitized on a relative fair value basis determined in accordance with the guidance in ASC 820, Fair Value Measurement. The difference between the amount allocated to each Intercompany Loan and the loan’s face amount is recorded as a premium or discount, and is amortized, using the effective interest method, as a reduction or increase in reported interest expense, respectively.

Fee Income

Fee income is comprised primarily of income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest.

Fee Expense

Fee expense is comprised primarily of fees related to financing arrangements, transaction related costs and management fees incurred. In addition, fees paid under a loan referral agreement with Meridian Capital Group LLC (“Meridian”), as disclosed in Note 16, are reflected as fee expense. The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on such referred loan, as defined in the agreement, payable annually in arrears. While the arrangement gives rise to a potential conflict of interest, full disclosure is given and the borrower waives the conflict in writing.

Stock Based Compensation Plan

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant, and generally are time-based awards. For time-based awards the Company recognizes compensation expense over the substantive vesting period, on a straight-line basis.

Out-of-Period Adjustment

The Company identified certain computational errors in its calculation of depreciation and amortization relating to real estate and the related lease intangibles. These errors include using average lives for groups of properties (rather than the property-specific lives) and beginning depreciation/amortization upon the following full month rather than at the date of the acquisition. We concluded that the cumulative difference was not material, individually or in the aggregate to the Company’s operations in either the current period or any historical periods. Accordingly, in fiscal 2014, we recorded an out-of-period adjustment of approximately $1.2 million.

Reclassifications

During the year ended December 31, 2014, the Company made certain classification changes in its combined consolidated statements of cash flows to more appropriately reflect their nature. Specifically, the Company (i) reclassified the reduction (addition) of cash collateral held by broker for derivatives from net cash provided by (used in) operating activities to net cash provided by (used in) investing activities and (ii) reclassified purchase of derivative instruments from net cash provided by (used in) financing activities to net cash provided by (used in) investing activities. The Company has reclassified previously reported cash flow information to conform to the current classification as follows ($ in thousands):

	As Originally Reported	Reclassification	As Reclassified

Year Ended December 31, 2013
Net cash provided by (used in) operating activities	$466,733	$10,249	$476,982
Net cash provided by (used in) investing activities	(1,073,500)	(10,269)	(1,083,769)
Net cash provided by (used in) financing activities	640,330	20	640,350

Year Ended December 31, 2012
Net cash provided by (used in) operating activities	$(111,367)	$(4,640)	$(116,007)
Net cash provided by (used in) investing activities	283,692	4,414	288,106
Net cash provided by (used in) financing activities	(211,498)	226	(211,272)

Prior quarterly information has already been reclassified by the Company in its 2014 quarterly filings.

Recently Issued and Adopted Accounting Pronouncements

In February 2015, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company anticipates adopting this update in the quarter ended March 31, 2016 and is currently evaluating the impact of the adoption on its financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ended March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-4. The Company anticipates adopting this update in the quarter ended March 31, 2015 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In June 2014, FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes likely to be achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates adopting this update in the quarter ended March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s combined consolidated financial condition or results of operations.

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-9, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-9 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company anticipates adopting this update in the quarter ended March 31, 2017 and is currently in the process of evaluating the impact the adoption of ASU 2014-9 will have on the Company’s combined consolidated financial condition or results of operations.

In April 2014, FASB issued ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and to modify related disclosure requirements. Under this guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance.  The Company adopted this guidance during the quarter ended March 31, 2014.

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

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-4”).  ASU 2013-4 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not currently include specific guidance on accounting for such obligations with joint and several liability which has resulted in diversity in practice. The ASU requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the updates scope that exist within the Company’s statement of financial position at the beginning of the year of adoption. This guidance became effective for the Company beginning January 1, 2014. The adoption of this standard did not have a material impact on its combined consolidated financial statements or footnote disclosures.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2014

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,536,922,814	$1,524,153,375	7.33%	1.96
Provision for loan losses	N/A	(3,100,000)
Total mortgage loan receivables held for investment, at amortized cost	1,536,922,814	1,521,053,375
Mortgage loan receivables held for sale	417,954,757	417,954,757	4.31%	9.72
Total	$1,954,877,571	$1,939,008,132

(1)         December 31, 2014 yields are used to calculate weighted average yield for floating rate loans.

As of December 31, 2014, $231,938,111, or 15.2%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1,292,215,264, or 84.8%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2014, $417,954,757, or 100.0%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

December 31, 2013

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$549,573,788	$541,578,182	9.76%	2.14
Provision for loan losses	N/A	(2,500,000)
Total mortgage loan receivables held for investment, at amortized cost	549,573,788	539,078,182
Mortgage loan receivables held for sale	440,774,789	440,489,789	5.47%	9.62
Total	$990,348,577	$979,567,971

(1)         December 31, 2013 yields are used to calculate weighted average yield for floating rate loans.

As of December 31, 2013, $421,824,981, or 77.9%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $119,753,201, or 22.1%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2013, 440,489,789, or 100%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type:

	December 31, 2014		December 31, 2013
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for sale
First mortgage loan	$417,954,757	$417,954,757	$440,774,789	$440,489,789
Total mortgage loan receivables held for sale	417,954,757	417,954,757	440,774,789	440,489,789
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	1,373,476,221	1,361,754,632	420,672,555	413,564,066
Mezzanine loan	163,446,593	162,398,743	128,901,233	128,014,116
Total mortgage loan receivables held for investment, at amortized cost	1,536,922,814	1,524,153,375	549,573,788	541,578,182

Provision for loan losses	N/A	(3,100,000)	N/A	(2,500,000)
Total	$1,954,877,571	$1,939,008,132	$990,348,577	$979,567,971

For the years ended December 31, 2014, 2013, and 2012 the activity in our loan portfolio was as follows:

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2013	$539,078,182	$440,489,789
Origination of mortgage loan receivables	1,201,968,254	3,345,371,937
Repayment of mortgage loan receivables	(214,510,727)	(1,293,262)
Proceeds from sales of mortgage loan receivables	—	(3,523,688,310)
Realized gain on sale of mortgage loan receivables	—	145,274,603
Transfer between held for investment and held for sale	(11,800,000)	11,800,000
Accretion/amortization of discount, premium and other fees	6,917,666	—
Loan loss provision	(600,000)	—
Balance December 31, 2014	$1,521,053,375	$417,954,757

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2012	$326,318,550	$623,332,620
Origination of mortgage loan receivables	486,072,238	2,013,674,038
Repayment of mortgage loan receivables	(268,093,305)	(5,840,419)
Proceeds from sales of mortgage loan receivables	—	(2,345,704,987)
Realized gain on sale of mortgage loan receivables	—	146,708,264
Transfer between held for investment and held for sale	(8,320,273)	8,320,273
Accretion/amortization of discount, premium and other fees	3,700,972	—
Loan loss provision	(600,000)	—
Balance December 31, 2013	$539,078,182	$440,489,789

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2011	$255,196,384	$258,841,725
Origination of mortgage loan receivables	341,947,392	2,036,138,933
Repayment of mortgage loan receivables	(204,913,202)	(75,654,634)
Proceeds from sales of mortgage loan receivables	—	(1,815,995,772)
Realized gain on sale of mortgage loan receivables	—	151,661,150
Transfer between held for investment and held for sale	(68,080,932)	68,080,932
Accretion/amortization of discount, premium and other fees	2,617,741	260,286
Loan loss provision	(448,833)	—
Balance December 31, 2012	$326,318,550	$623,332,620

During the years ended December 31, 2014 and 2012, the transfers of financial assets via sales of loans have been treated as sales by us under ASC 860. During the year ended December 31, 2013, transfers of financial assets via sales of loans have been treated as sales by us under ASC 860 with the exception of one asset with a book value of $996,650 in which the Company retains effective control that would preclude sales accounting. The transfer is considered to be a secured borrowing in which the asset remains on the Company’s combined consolidated balance sheets in mortgage loan receivables held for investment at amortized cost and the sale proceeds are recognized in other liabilities and held as secured borrowings.

The Company evaluates each of its loans for potential losses at least quarterly.  Its loans are typically collateralized by real estate directly or indirectly.  As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower.  Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties.  In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located.  Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of December 31, 2014 and December 31, 2013.

However, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below.  Historically, the Company has not incurred losses on any originated loans.  At December 31, 2014 and December 31, 2013, there was $4,195,927 and $4,273,890, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.

At December 31, 2014 and December 31, 2013, there was one loan on non-accrual status with an amortized cost of $4,620,000 and an unamortized discount of $3,452,500 included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Provision for Loan Losses

	Year Ended December 31,
	2014	2013	2012

Provision for loan losses at beginning of period	$2,500,000	$1,900,000	$1,451,167
Provision for loan losses	600,000	600,000	448,833
Charge-offs	—	—	—
Provision for loan losses at end of period	$3,100,000	$2,500,000	$1,900,000

4. REAL ESTATE SECURITIES

CMBS, CMBS interest-only, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2014 and 2013 ($ in thousands):

December 31, 2014

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS	$2,247,565		$2,277,995	$28,453	$(1,038)	$2,305,410	145	AAA	3.31%	2.60%	4.23
CMBS interest-only	7,239,503	(1)	376,085	2,973	(723)	378,335	41	AAA	1.04%	4.88%	3.45
GNMA interest-only	1,400,141	(1)	67,544	1,035	(1,937)	66,642	34	AA+	0.85%	5.90%	4.50
GN construction securities	27,538		28,178	503	(275)	28,406	4	AA+	3.89%	3.56%	9.42
GN permanent securities	36,232		36,515	258	—	36,773	11	AA+	5.49%	4.94%	1.32
Total	$10,950,979		$2,786,317	$33,222	$(3,973)	$2,815,566

December 31, 2013

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS	$1,160,741		$1,156,230	$13,853	$(5,147)	$1,164,936	101	AAA	4.24%	4.08%	4.88
CMBS interest-only	5,702,862	(1)	256,869	2,204	(1,015)	258,058	21	AAA	1.00%	4.19%	3.38
GNMA interest-only	1,848,270	(1)	103,136	1,630	(4,889)	99,877	36	AA+	1.12%	5.32%	2.12
FHLMC interest-only	219,677	(1)	7,904	248	—	8,152	2	AA+	0.95%	5.21%	3.04
GN construction securities	12,858		13,261	36	(290)	13,007	8	AA+	4.11%	3.49%	6.57
GN permanent securities	108,310		110,724	2,492	—	113,216	14	AAA	5.53%	4.64%	3.27
Total	$9,052,718		$1,648,124	$20,463	$(11,341)	$1,657,246

(1)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at December 31, 2014 and 2013 ($ in thousands):

December 31, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$474,357	$814,702	$1,016,351	$—	$2,305,410
CMBS interest-only	391	370,993	6,951	—	378,335
GNMA interest-only	1,356	42,105	23,181	—	66,642
GN construction securities	—	507	5,183	22,716	28,406
GN permanent securities	25,915	9,334	1,524	—	36,773
Total	$502,019	$1,237,641	$1,053,190	$22,716	$2,815,566

December 31, 2013

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$175,042	$390,116	$599,778	$—	$1,164,936
CMBS interest-only	7,482	250,576	—	—	258,058
GNMA interest-only	371	94,001	5,505	—	99,877
FHLMC interest-only	—	8,152	—	—	8,152
GN construction securities	—	3,280	9,727	—	13,007
GN permanent securities	62,605	15,080	28,841	6,690	113,216
Total	$245,500	$761,205	$643,851	$6,690	$1,657,246

There were $3,939,273 and $2,469,845 in unrealized losses on securities recorded as other than temporary impairments for the year ended December 31, 2014 and 2013 respectively, included in gain on securities in the combined consolidated statements of income. There were no unrealized losses on securities recorded as other than temporary impairments for the year ended December 31, 2012. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

Acquisitions

The purchase price for certain of the Company’s 2014 acquisitions was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on the best estimates of management to date. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed.

During the year ended December 31, 2014, the Company acquired the following properties ($ in thousands):

				Purchase Price Allocation
Acquisition Date	Type	Primary Location(s)	Purchase Price	Land	Building	Intangibles	Properties	Ownership Interest (1)

Aug 2014	Retail	O'Fallon, IL	$8,001	$2,488	$5,388	$125	1	100.0%
Aug 2014	Retail	El Centro, CA	4,277	569	3,133	575	1	100.0%
Aug 2014	Office	Richmond, VA	19,850	4,539	12,633	2,678	7	77.5%	(2)
Aug 2014	Industrial	Conyers, GA	32,530	876	27,396	4,258	1	100.0%
Sep 2014	Office	St. Paul, MN	62,340	9,415	33,682	19,243	4	97.0%	(2)
Oct 2014	Retail	Bennett, CO	3,522	470	2,503	549	1	100.0%
Oct 2014	Retail	Memphis, TN	5,310	1,986	2,800	524	1	100.0%
Nov 2014	Retail	Ankemy, IA	16,510	3,180	10,513	2,817	1	100.0%
Nov 2014	Retail	Springfield, MO	11,675	3,658	6,296	1,721	1	100.0%
Nov 2014	Retail	Sheldon, IA	4,300	633	3,053	614	1	100.0%
Nov 2014	Retail	Cedar Rapid, IA	11,000	1,569	7,553	1,878	1	100.0%
Nov 2014	Retail	Fairfield, IA	10,695	1,132	7,779	1,784	1	100.0%
Nov 2014	Retail	Muscatine, IA	7,150	1,060	6,636	(546)	1	100.0%
Nov 2014	Retail	Owatonna, MN	9,969	1,398	7,125	1,446	1	100.0%
Nov 2014	Retail	Bellport, NY	18,100	3,601	12,465	2,034	1	100.0%
Nov 2014	Retail	Woodland Park, CO	3,969	668	2,681	620	1	100.0%
Nov 2014	Retail	Evansville, IN	9,000	1,788	6,348	864	1	100.0%
Dec 2014	Retail	Plattsmouth, NE	7,979	1,446	5,220	1,313	1	100.0%
Dec 2014	Retail	Worthington, MN	8,320	1,432	5,510	1,378	1	100.0%
Totals			$254,497	$41,908	$168,714	$43,875

(1) Properties were consolidated as of acquisition date.
(2) See Note 12 for further information regarding noncontrolling interests.

During the year ended December 31, 2013, the Company acquired the following properties ($ in thousands):

				Purchase Price Allocation
Acquisition Date	Type	Primary Location(s)	Purchase Price	Land	Building	Intangibles	Properties		Ownership Interest (1)

Jan 2013	Retail	Durant, OK	$4,991	$594	$3,900	$497	1		100.0%
Feb 2013	Office	Southfield, MI	18,000	1,147	7,707	9,146	1		90.0%	(2)
Jun 2013	Office	Richmond, VA	134,999	15,904	99,375	19,720	14		77.5%	(2)
Oct 2013	Office	Minneapolis, MN	51,278	9,447	27,811	14,020	1		90.0%	(2)
Nov 2013	Condominium	Miami, FL	80,000	10,487	67,895	1,618	1	(3)	100.0%
Totals			$289,268	$37,579	$206,688	$45,001

(1) Properties were consolidated as of acquisition date.
(2) See Note 12 for further information regarding noncontrolling interests.

(3) The Company acquired the property as a multi-family building and subsequently converted the apartments into 324 condominium units.

During the year ended December 31, 2012, the Company acquired the following properties ($ in thousands):

				Purchase Price Allocation
Acquisition Date	Type	Primary Location(s)	Purchase Price	Land	Building	Intangibles	Properties		Ownership Interest (1)

Feb 2012	Retail	Pittsfield, MA	14,701	1,801	11,556	1,344	1		100.0%
Mar 2012	Retail	Various	29,674	6,465	23,209	—	5		100.0%
Mar 2012	Retail	Various	16,626	3,910	12,716	—	3		100.0%
Mar 2012	Retail	Various	23,109	2,875	20,234	—	4		100.0%
Mar 2012	Retail	Millbrook, AL	6,942	970	5,972	—	1		100.0%
Apr 2012	Retail	Columbia, SC	7,800	2,148	4,629	1,023	1		100.0%
Apr 2012	Retail	Snellville, GA	8,000	1,293	5,724	983	1		100.0%
Apr 2012	Retail	Greenwood, AR	5,147	1,038	3,415	694	1		100.0%
Apr 2012	Retail	Middleburg, FL	1,177	184	789	204	1		100.0%
Apr 2012	Retail	Satsuma, FL	1,092	79	821	192	1		100.0%
May 2012	Retail	Greenwood, SC	4,962	1,350	3,612	—	1		100.0%
May 2012	Retail	Orange City, FL	1,317	229	853	235	1		100.0%
Jul 2012	Retail	Yulee, FL	1,339	329	781	229	1		100.0%
Aug 2012	Retail	DeLeon Springs, FL	1,242	239	782	221	1		100.0%
Sep 2012	Retail	North Dartsmouth, MA	29,965	7,033	19,745	3,187	1		100.0%
Sep 2012	Retail	Mooresville, NC	17,643	2,615	12,462	2,566	1		100.0%
Sep 2012	Retail	Saratoga Springs, NY	20,223	748	13,937	5,538	1		100.0%
Sep 2012	Retail	Sennett, NY	7,475	1,147	4,480	1,848	1		100.0%
Sep 2012	Retail	Tilton, NH	7,256	1,476	4,888	892	1		100.0%
Sep 2012	Retail	Vineland, NJ	22,506	1,482	17,742	3,282	1		100.0%
Sep 2012	Retail	Waldorf, MD	18,803	4,933	11,684	2,186	1		100.0%
Oct 2012	Retail	Jonesboro, AR	8,400	2,615	4,460	1,325	1		100.0%
Nov 2012	Retail	Mt. Juliet, TN	9,100	2,739	4,854	1,507	1		100.0%
Dec 2012	Retail	Wichita, KS	7,200	1,187	4,850	1,163	1		100.0%
Dec 2012	Retail	Abingdon, VA	4,688	682	3,733	273	1		100.0%
Dec 2012	Retail	Ooltewah, TN	5,703	903	3,957	843	1		100.0%
Dec 2012	Retail	Palmview, TX	6,819	938	4,837	1,044	1		100.0%
Dec 2012	Condominium	Las Vegas, NV	119,000	4,900	114,100	—	—	(3)	98.8%	(2)
Dec 2012	Retail	Aiken, SC	5,926	1,588	3,480	858	1		100.0%
Dec 2012	Retail	Johnson City, TN	5,262	916	3,607	739	1		100.0%
Dec 2012	Retail	Mt. Airy, NC	4,493	729	3,353	411	1		100.0%
Dec 2012	Retail	Gallatin, TN	5,061	1,724	2,616	721	1		100.0%
Totals			$428,651	$61,265	$333,878	$33,508

(1) Properties were consolidated as of acquisition date.
(2) See Note 12 for further information regarding noncontrolling interests.
(3) The Company acquired an inventory of 427 condominium units.

Sales

The Company sold the following properties during the year ended December 31, 2014 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

May 2014	Retail	Tilton, NH	$8,432	$6,743	$1,689	1	1
Jun 2014	Office	Richmond, VA	16,754	15,643	1,111	1	1
Sep 2014	Retail	Yulee, FL	1,436	1,246	190	1	1
Sep 2014	Retail	Middleburg, FL	1,262	1,077	185	1	1
Sep 2014	Retail	Jonesboro, AR	9,413	8,016	1,397	1	1
Sep 2014	Retail	Mt. Juliet, TN	10,168	8,724	1,444	1	1
Various	Condominium	Las Vegas, NV	52,976	33,925	19,051	—	113
Various	Condominium	Miami, FL	23,003	18,310	4,693	—	72
Totals			$123,444	$93,684	$29,760

The Company sold the following properties during the year ended December 31, 2013 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Various	Condominium	Las Vegas, NV	$36,930	$23,365	$13,565	—	94

The Company sold the following properties during the year ended December 31, 2012 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Mar 2012	Retail	Various	$30,304	$29,674	$630	5	5
Mar 2012	Retail	Various	16,944	16,626	318	3	3
Mar 2012	Retail	Various	23,635	23,109	526	4	4
Nov 2012	Retail	Greenwood, SC	4,763	4,962	(199)	1	1
Totals			$75,646	$74,371	$1,275

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the properties sold in the year ended December 31, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Operating lease income	$3,377,079	$4,781,046	$787,211
Tenant recoveries	277,792	295,385	—
Depreciation and amortization	(2,211,792)	(1,803,878)	(272,202)
Income from properties sold	$1,443,079	$3,272,553	$515,009

The following unaudited pro forma information has been prepared based upon our historical combined consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the combined consolidated financial statements and notes thereto. The unaudited pro forma combined consolidated financial information reflects the 2013 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2012 and 2014 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2013. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations.

	Year Ended December 31, 2014
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$56,649,278	$20,079,460	$76,728,738
Net income	97,626,251	5,222,032	102,848,283
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	368,670	256,930	625,600
Net (income) loss attributable to predecessor unitholders	12,628,031	—	12,628,031
Net (income) loss attributable to noncontrolling interest in operating partnership	(66,436,274)	(2,684,691)	(69,120,965)
Net income attributable to Class A common shareholders	44,186,678	2,794,271	46,980,949

	Year Ended December 31, 2013
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$37,394,416	$34,184,780	$71,579,196
Net income	188,733,086	4,880,518	193,613,604
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,098,150	(107,046)	991,104
Net income attributable to preferred and common unit holders	189,831,236	95,469	189,926,705

	Year Ended December 31, 2012
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$8,331,338	$34,387,525	$42,718,863
Net income	169,454,280	5,030,503	174,484,783
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	49,084	(1,160,377)	(1,111,293)
Net income attributable to preferred and common unit holders	169,503,364	3,870,126	173,373,490

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjusted for transaction costs associated with the properties acquired.

The following table presents additional detail related to our real estate portfolio:

	December 31, 2014	December 31, 2013

Land	$122,458,226	$91,609,368
Building	569,773,422	474,301,322
In-place leases and other intangibles	127,359,203	83,909,105
Real estate	819,590,851	649,819,795
Less: Accumulated depreciation and amortization	(50,604,658)	(25,600,780)
Real estate and related lease intangibles, net	$768,986,193	$624,219,015

The following table presents depreciation and amortization expense on real estate recorded by the Company:

	Year Ended December 31,
	2014	2013	2012

Depreciation expense (1)	$18,034,142	$13,150,757	$1,148,419
Amortization expense	10,237,716	7,816,507	1,944,892
Total real estate depreciation and amortization expense	$28,271,858	$20,967,264	$3,093,311

(1)
Depreciation expense on the combined consolidated statements of income also includes $175,579, $547,308 and $547,308 of depreciation on corporate fixed assets for the years ended 2014, 2013 and 2012, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable/unfavorable leases compared to market leases and other intangibles.  At December 31, 2014, gross intangible assets totaled $127,359,203 with total accumulated amortization of $19,892,779, resulting in net intangible assets of $107,466,424, including $(269,850) of unamortized favorable/unfavorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets.  At December 31, 2013, gross intangible assets totaled $83,909,105 with total accumulated amortization of $9,675,249, resulting in net intangible assets of $74,233,856 which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the year ended December 31, 2014, the Company recorded an offset against operating lease income of $652,065 for favorable/unfavorable leases, compared to $853,917 for the year ended December 31, 2013.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of December 31, 2014:

Year Ended December 31,	Amount

2015	$14,821,524
2016	12,924,316
2017	9,876,406
2018	7,807,079
2019	7,509,205
Thereafter	47,112,706
Total	$100,051,236

There were $3,012,668 and $1,844,916 of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

There were unencumbered real estate of $85.7 million and $143.1 million of unencumbered real estate as of December 31, 2014 and December 31, 2013, respectively.

The following is a schedule of contractual future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at December 31, 2014:

Year Ended December 31,	Amount

2015	$65,109,827
2016	57,963,866
2017	54,677,652
2018	51,925,456
2019	47,282,871
Thereafter	405,026,328
Total	$681,986,000

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2014, the Company had an aggregate investment of $6,041,333 in its equity method joint ventures with unaffiliated third parties.

As of December 31, 2014, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights as well as kick-out rights.

As of December 31, 2014, the Company owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”) which it received in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2014 and 2013:

Entity	December 31, 2014	December 31, 2013

Ladder Capital Realty Income Partnership I LP	$3,898,435	$7,119,864
Grace Lake JV, LLC	2,142,898	2,142,898
Company’s investment in unconsolidated joint ventures	$6,041,333	$9,262,762

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Entity	2014	2013	2012

Ladder Capital Realty Income Partnership I LP	$1,090,117	$2,568,358	$1,256,109
Grace Lake JV, LLC	900,000	635,000	—
Earnings from investment in unconsolidated joint ventures	$1,990,117	$3,203,358	$1,256,109

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership agreement, the Company was engaged as the Manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100,000,000. During the year ended December 31, 2014, 2013 and 2012 the Company recorded $391,955, $785,925 and $744,182, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the year ended December 31, 2014, there were no sales of loans to LCRIP I. During the year ended December 31, 2013, the Company sold one loan to LCRIP I for aggregate proceeds of $17,200,000, which exceeded its carrying value by $139,901, and is included in sale of loans, net on the combined consolidated statements of operations.  During the year ended December 31, 2012, the Company sold five loans to LCRIP I for aggregate proceeds of $140,900,000, which exceeded its carrying value by $1,000,000, and is included in sale of loans, net on the combined consolidated statements of operations.  The Company has deferred 10% of the gain on sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition.  During the year ended December 31, 2014, 2013 and 2012, the return thresholds were met on certain assets that have been fully realized. The Company is obligated to provided LCRIP I 10% of any costs related to the assets held in its portfolio as of December 31, 2014.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced and the Company converted its interest into a 25% limited liability company membership interest in Grace Lake JV, which holds an investment in an office building complex.  After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale.  The Company does not participate in losses from its investment. The Company is not legally required to provide any future funding to Grace Lake JV.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the year ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Total revenues	$26,058,808	$36,135,088	$17,373,332
Total expenses	$16,863,743	10,553,956	5,800,282
Net income	$9,195,065	$25,581,132	$11,573,050

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Total assets	$118,761,580	$190,415,719
Total liabilities	81,072,965	112,808,701
Partners’/members’ capital	$37,688,615	$77,607,018

7. DEBT OBLIGATIONS

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into three committed master repurchase agreements, as outlined in the table below, with multiple counterparties totaling $1,150,000,000 of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300,000,000. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it is in compliance with all covenants as of December 31, 2014 and 2013.

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

On April 29, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to temporarily increase financing capacity on its facility from $300,000,000 to $450,000,000 to enable the financing of one of its assets. The increase in capacity terminated in accordance with its terms. On October 30, 2014, the Company amended the terms of this master repurchase agreement to increase the financing capacity from $300,000,000 to $450,000,000, to temporarily increase financing capacity on its facility from $450,000,000 to $650,000,000 to enable the financing of one of its assets and to remove the concentration limit on balance sheet financing. The increase in capacity has since terminated in accordance with its terms. On December 31, 2014, the Series of LCFH were also added as additional guarantors.

On June 17, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to modify the maximum advance rate available on all classes of assets.

On June 30, 2014, the Company amended its master repurchase agreement with a major U.S. insurance company to finance loans the Company originates to extend the maturity date of the facility to December 31, 2014. The Company terminated this master repurchase agreement effective November 30, 2014.

On December 31, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to, among other items, permit the financing of mezzanine debt and amend the leverage covenant to be consistent with those in most of our other credit facilities. The Series of LCFH were also added as additional guarantors.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 65% and 95% of the collateral.

December 31, 2014

Committed Amount	Outstanding Amount	Committed but Unfunded	Interest Rate(s) at December 31, 2014	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

$450,000,000	$147,796,694	$302,203,306	Between 2.42% and 2.66%	10/30/2016	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$278,530,141	$279,921,708
$250,000,000	$138,711,146	$111,288,854	Between 2.41% and 3.04%	4/10/2016	One additional 364 day period at Company’s option	First mortgage and mezzanine commercial real estate loans	$144,857,341	$145,748,847
$450,000,000	$222,515,907	$227,484,093	Between 2.42% and 3.16%	5/26/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$378,573,214	$380,343,917
$1,150,000,000	$509,023,747	$640,976,253					$801,960,696	$806,014,472
$300,000,000	$174,852,934	$125,147,066		4/30/2015	N/A	Investment grade commercial real estate securities	$214,616,911	$214,616,911
N/A (2)	$747,789,000	N/A (2)	Between 0.50% and 1.66%	Various	N/A	Investment grade commercial real estate securities	$861,456,415	$861,456,415
$1,450,000,000	$1,431,665,681	$766,123,319					$1,878,034,022	$1,882,087,798

(1)
Collateral includes first mortgage and mezzanine real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(2)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

December 31, 2013

Committed Amount	Outstanding Amount	Committed but Unfunded	Interest Rate(s) at December 31, 2013	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

$300,000,000	$22,749,015	$277,250,985	Between 2.42% and 2.67%	5/18/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$46,084,620	$46,483,618
$250,000,000	$28,407,500	$221,592,500	Between 2.42% and 3.04%	4/10/2014	Two additional 364 day periods at Company’s option	First mortgage commercial real estate loans	$41,428,429	$41,518,063
$450,000,000	$60,423,328	$389,576,672	Between 2.41% and 3.18%	5/26/2015	Two additional twelve month periods at Company’s option	First mortgage commercial real estate loans	$132,160,677	$132,673,364
$300,000,000	$47,732,500	$252,267,500	Between 2.66% and 2.67%	1/24/2014	N/A	First mortgage commercial real estate loans	$65,350,000	$65,813,055
$1,300,000,000	$159,312,343	$1,140,687,657					$285,023,726	$286,488,100
$600,000,000	$88,921,450	$511,078,550	Between 1.26% and 1.27%	4/30/2015	N/A	Investment grade commercial real estate securities	$110,400,378	$110,400,378
N/A (2)	$361,601,000	N/A (2)	Between 0.42% and 1.67%	1/17/2014	N/A	Investment grade commercial real estate securities	$440,721,692	$440,721,692
$1,900,000,000	$609,834,793	$1,651,766,207					$836,145,796	$837,610,170

(1)	Collateral includes first mortgage real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(2)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50,000,000 credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2016 with no further extension options. As of December 31, 2014, there were $11,000,000 borrowings outstanding under the Company’s Credit Agreement. There were no borrowings outstanding as of December 31, 2013. Interest on the Credit Agreement is London Interbank Offered Rate (“LIBOR”) plus 275 basis points per annum payable monthly in arrears. LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the credit agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under this credit agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believes it is in compliance with all covenants as of December 31, 2014 and 2013.

Borrowings under Credit and Security Agreement

On October 31, 2014, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with a major banking institution to finance one of its assets in the amount of $46,750,000 and an interest rate of LIBOR plus 185 basis points. As of December 31, 2014, there were $46,750,000 borrowings outstanding under the Company’s Credit and Security Agreement. The Company is subject to customary affirmative and negative covenants under this agreement, including prohibitions on additional indebtedness or liens, restrictions on fundamental changes, and limitations to underlying loan actions or modifications. There are no financial covenants applicable to this agreement.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $75,000,000, including a $25,000,000 sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which maturity may be extended by two twelve-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, under the Revolving Credit Facility, LCFH is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. The Company’s ability to borrow under the Revolving Credit Facility is dependent on, among other things, LCFH’s compliance with the financial covenants. The Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

As of December 31, 2014, there were $25,000,000 borrowings outstanding under the Revolving Credit Facility.

Mortgage Loan Financing

During the year ended December 31, 2014, the Company executed 13 term debt agreements to finance properties in its real estate portfolio. During the year ended December 31, 2013, the Company executed 16 term debt agreements to finance such real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022, 2023 and 2024. These loans have carrying amounts of $447,409,690 and $291,053,406, net of unamortized premiums of $5,250,471 and $3,807,479 at December 31, 2014 and 2013, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $629,022, $533,818 and $32,205 of premium amortization, which decreased interest expense, for the year ended December 31, 2014, 2013 and 2012 respectively. The loans are collateralized by real estate and related lease intangibles, net of $591,612,770 and $401,262,302 as of December 31, 2014 and 2013, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.

As of December 31, 2014, Tuebor had $1,611,000,000 of borrowings outstanding (with an additional $289,000,000 of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.30% to 2.74%, and advance rates of 50.0% to 95.2% of the collateral. As of December 31, 2014, collateral for the borrowings was comprised of $1,617,225,211 of CMBS and U.S. Agency Securities and $451,762,840 of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $210.4 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2014.

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

On September 19, 2012, LCFH issued $325,000,000 in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

During the year ended December 31, 2014 the Company retired $5,445,000 of principal of the 2017 Notes for a repurchase price of $5,594,738 recognizing a $149,738 loss on extinguishment of debt. The remaining $319,555,000 in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

 LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2014, Ladder Capital Corp has a 51.9% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Period ending December 31,	Borrowings by Maturity (1)

2015	$2,155,163,140
2016	484,321,730
2017	502,696,941
2018	54,558,934
2019	28,458,573
Thereafter	961,930,576
Total	$4,187,129,894

(1) Contractual payments under current maturities, some of which are subject to extensions.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $900.3 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2014.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2014 and 2013 are as follows ($ in thousands):

December 31, 2014

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,247,565		$2,277,995	$2,305,409	Internal model, third-party inputs	2.60%	4.23
CMBS interest-only(1)	7,239,503	(8)	376,085	378,335	Internal model, third-party inputs	4.88%	3.45
GNMA interest-only(1)	1,400,141	(8)	67,543	66,642	Internal model, third-party inputs	5.90%	4.50
GN construction securities(1)	27,538		28,178	28,406	Internal model, third-party inputs	3.56%	9.42
GN permanent securities(1)	36,232		36,515	36,773	Internal model, third-party inputs	4.94%	1.32
Mortgage loan receivable held for investment, at amortized cost	1,536,923		1,521,053	1,540,388	Discounted Cash Flow(4)	7.33%	1.96
Mortgage loan receivable held for sale	417,955		417,955	421,991	Discounted Cash Flow(5)	4.31%	9.72
FHLB stock(6)	72,340		72,340	72,340	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	125,050		N/A	424	Counterparty quotations	N/A	3.45

Liabilities:
Repurchase agreements - short-term	1,331,603		1,331,603	1,331,603	Discounted Cash Flow(2)	1.32%	0.23
Repurchase agreements - long-term	100,062		100,062	100,062	Discounted Cash Flow(2)	1.89%	1.59
Borrowings under credit agreement	11,000		11,000	11,000	Discounted Cash Flow(9)	2.91%	1.07
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(9)	2.01%	1.77
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(9)	3.66%	2.12
Mortgage loan financing	442,753		447,410	455,846	Discounted Cash Flow(3)	4.85%	8.47
Borrowings from the FHLB	1,611,000		1,611,000	1,616,373	Discounted Cash Flow(2)	0.79%	2.05
Senior unsecured notes	619,555		619,555	611,745	Broker quotations, pricing services	6.65%	4.61
Nonhedge derivatives(1)(7)	1,428,700		N/A	13,446	Counterparty quotations	N/A	1.41

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

(4)
Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

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

(9)
Fair value for borrowings under credit agreement, credit and security agreement and revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

December 31, 2013

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,160,741		$1,156,230	$1,164,936	Broker quotations, pricing services	4.08%	4.88
CMBS interest-only(1)	5,702,862	(8)	256,869	258,058	Broker quotations, pricing services	4.19%	3.38
GNMA interest-only(1)	1,848,270	(8)	103,136	99,877	Broker quotations, pricing services	5.32%	2.12
FHLMC interest-only(1)	219,677	(8)	7,904	8,152	Broker quotations, pricing services	5.21%	3.04
GN construction securities(1)	12,858		13,261	13,007	Broker quotations, pricing services	3.49%	6.57
GN permanent securities(1)	108,310		110,724	113,216	Broker quotations, pricing services	4.64%	3.27
Mortgage loan receivable held for investment, at amortized cost	549,574		539,078	541,578	Discounted Cash Flow(4)	9.76%	2.14
Mortgage loan receivable held for sale	440,775		440,490	455,804	Discounted Cash Flow(5)	5.47%	9.62
FHLB stock(6)	49,450		49,450	49,450	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	808,700		N/A	8,244	Counterparty quotations	N/A	0.50

Liabilities:
Repurchase agreements - short-term	409,334		409,334	409,334	Discounted Cash Flow(2)	1.46%	0.04
Repurchase agreements - long-term	200,501		200,501	200,501	Discounted Cash Flow(2)	2.13%	1.49
Mortgage loan financing	287,246		291,053	278,129	Discounted Cash Flow(3)	4.84%	8.70
Borrowings from the FHLB	989,000		989,000	987,896	Discounted Cash Flow(2)	0.57%	1.60
Senior unsecured notes	325,000		325,000	341,250	Broker quotations, pricing services	7.38%	3.75
Nonhedge derivatives(1)(7)	154,500		N/A	7,031	Counterparty quotations	N/A	4.55

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

(4)
Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2014 and 2013 ($ in thousands):

December 31, 2014

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,247,565		$—	$—	$2,305,409	$2,305,409
CMBS interest-only(1)	7,239,503	(2)	—	—	378,335	378,335
GNMA interest-only(1)	1,400,141	(2)	—	66,642	—	66,642
GN construction securities(1)	27,538		—	28,406	—	28,406
GN permanent securities(1)	36,232		—	36,773	—	36,773

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,536,923		$—	$—	$1,540,388	$1,540,388
Mortgage loan receivable held for sale	417,955		—	—	421,991	421,991
FHLB stock	72,340		—	—	72,340	72,340
Nonhedge derivatives(1)	125,050		—	424	—	424
Liabilities:						0
Repurchase agreements - short-term	1,331,603		—	68,357	1,263,246	1,331,603
Repurchase agreements - long-term	100,062		—	—	100,062	100,062
Borrowings under credit agreement	11,000		—	—	11,000	11,000
Borrowings under credit and security agreement	46,750		—	—	46,750	46,750
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	442,753		—	—	455,846	455,846
Borrowings from the FHLB	1,611,000		—	—	1,616,373	1,616,373
Senior unsecured notes	619,555		—	—	611,745	611,745
Nonhedge derivatives(1)	1,428,700		—	13,446	—	13,446

(1)	Measured at fair value on a recurring basis. The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(2)	Represents notional outstanding balance of underlying collateral.

December 31, 2013

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,160,741		$—	$1,164,936	$—	$1,164,936
CMBS interest-only(1)	5,702,862	(2)	—	258,058	—	258,058
GNMA interest-only(1)	1,848,270	(2)	—	99,877	—	99,877
FHLMC interest-only(1)	219,677	(2)	—	8,152	—	8,152
GN construction securities(1)	12,858		—	13,007	—	13,007
GN permanent securities(1)	108,310		—	113,216	—	113,216

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	549,574		—	—	541,578	541,578
Mortgage loan receivable held for sale	440,775		—	—	455,804	455,804
FHLB stock	49,450		—	—	49,450	49,450
Nonhedge derivatives(1)	808,700		—	8,244	—	8,244
Liabilities:						0
Repurchase agreements - short-term	409,334		—	409,334	—	409,334
Repurchase agreements - long-term	200,501		—	200,501	—	200,501
Mortgage loan financing	287,246		—	—	278,129	278,129
Borrowings from the FHLB	989,000		—	—	987,896	987,896
Senior unsecured notes	325,000		—	341,250	—	341,250
Nonhedge derivatives(1)	154,500		—	7,031	—	7,031

(1)	Measured at fair value on a recurring basis. The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(2)	Represents notional outstanding balance of underlying collateral.

The following table summarizes changes in level 3 of financial instruments reported at fair value on the combined consolidated statements of financial condition for the year ended December 31, 2014. There were no changes for the the year ended December 31, 2013. ($ in thousands):

Level 3

Balance at December 31, 2013	$—
Transfer from level 2	1,422,995
Purchases	2,121,503
Sales	(692,306)
Paydowns/maturities	(155,525)
Amortization of premium/discount	(60,993)
Unrealized gain/(loss)	19,769
Realized gain/(loss) on sale	28,301
Balance at December 31, 2014	$2,683,744

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of December 31, 2014 and 2013:

December 31, 2014

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250,000	$4	$—	0.66
Futures
5-year Swap	$496,200,000	$108,562	$27,732	0.25
10-year Swap	842,800,000	103,765	8,258,356	0.25
Total futures	1,339,000,000	212,327	8,286,088
Swaps
3MO LIBOR	100,000,000	—	4,505,444	3.18
Credit Derivatives
CMBX	10,000,000	211,170	—	6.80
CDX	33,500,000	—	653,986	3.97
Total credit derivatives	43,500,000	211,170	653,986
Total derivatives	$1,553,750,000	$423,501	$13,445,518

December 31, 2013

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250,000	$—	$—	0.14
Futures
5-year Swap	$45,000,000	$402,719	$—	0.25
10-year Swap	753,700,000	7,589,466	—	0.25
Total futures	798,700,000	7,992,185	—
Swaps
3MO LIBOR	121,000,000	—	6,420,495	4.51
Credit Derivatives
CMBX	10,000,000	252,170	—	8.38
CDX	33,500,000	—	610,538	4.97
Total credit derivatives	43,500,000	252,170	610,538
Total derivatives	$1,034,450,000	$8,244,355	$7,031,033

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the year ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$4	$(7,125)	$(7,121)
Futures	(16,064,974)	(74,945,667)	(91,010,641)
Swaps	1,780,054	(5,160,585)	(3,380,531)
Credit Derivatives	(86,309)	(313,153)	(399,462)
Total	$(14,371,225)	$(80,426,530)	$(94,797,755)

	Year Ended December 31, 2013
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$(21)	$—	$(21)
Futures	4,419,955	19,998,551	24,418,506
Swaps	11,288,233	(4,834,218)	6,454,015
Credit Derivatives	(1,679,906)	(1,117,362)	(2,797,268)
Total	$14,028,261	$14,046,971	$28,075,232

	Year Ended December 31, 2012
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$(1,798)	$—	$(1,798)
Futures	5,980,796	(22,967,881)	(16,987,085)
Swaps	5,000,099	(18,616,592)	(13,616,493)
Credit Derivatives	1,347,963	(6,393,576)	(5,045,613)
Total	$12,327,060	$(47,978,049)	$(35,650,989)
The Company’s counterparties held $35,823,128 and $21,959,113 of cash margin as collateral for derivatives as of December 31, 2014 and 2013, respectively, which is included in cash collateral held by brokers in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of December 31, 2014 and 2013, the Company was in compliance with these requirements and not in default on its indebtedness.  As of December 31, 2014 and 2013, there was $11,690,412 and $12,656,815 of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by broker in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2014 and December 31, 2013. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2014
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$424	$—	$424	$—	$—	$424
Total	$424	$—	$424	$—	$—	$424

As of December 31, 2014
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$13,446	$—	$13,446	$—	$13,446	—
Repurchase agreements	1,431,666	—	1,431,666	1,431,666	—	—
Total	$1,445,112	$—	$1,445,112	$1,431,666	$13,446	$—

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

As of December 31, 2013
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$8,244	$—	$8,244	$—	$—	$8,244
Total	$8,244	$—	$8,244	$—	$—	$8,244

As of December 31, 2013
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$7,031	$—	$7,031	$—	$7,031	$—
Repurchase agreements	609,835	—	609,835	609,835	—	—
Total	$616,866	$—	$616,866	$609,835	$7,031	$—

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2014 and 2013 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

11. EQUITY STRUCTURE AND ACCOUNTS

A description of the IPO and the Reorganization Transactions is included in Note 1. In addition, a description of the distribution policies of and accounting for the predecessor capital structure is also included later in this Note.

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

Exchange for Class A Common Stock

Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, exchange one Series REIT LP Unit, one of either a Series TRS LP Unit or a TRS Share, and one share of the Company’s Class B common stock for one share of the Company’s Class A common stock, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

In 2014, 874,374 LP Units were exchanged for 874,374 shares of Class A common stock and 874,374 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

As part of the REIT Structuring Transactions described in Note 1, the provisions for exchange for Class A Common Stock were amended to require (for each share of the Class A Common to be received) the exchanging party to surrender (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS Share.

Predecessor Capital Structure

The capital structure discussed below is reflective of LCFH’s structure as it existed at February 11, 2014, immediately prior to the Reorganization Transactions described in Note 1.  Immediately following the Reorganization Transactions, with the exception of the discussions regarding quarterly tax distributions, the provisions set forth below no longer apply.

Cash Distributions to Predecessor Partners

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

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the LLLP Agreement upon liquidation of the Operating Partnership’s assets.

Capitalized Offering Costs

As described in Note 1, the Company completed an IPO of its Class A Common Stock on February 11, 2014. Costs directly attributable to the Company’s IPO of $20,523,458 were capitalized and charged against the proceeds of the IPO once completed.

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2014, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $5,329,742 as of December 31, 2014.

There are two main types of noncontrolling interest reflected in the Company’s combined consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners continue to own interests in the operating partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests along with the Class B shares held by these investors are exchangeable for Class A shares of the Company. The roll-forward of the Operating Partnership’s LP Units follow the Class B common stock of the Company as disclosed in the combined consolidated statements of changes in equity/capital.

Distributions to Noncontrolling Interest in the Operating Partnership

Notwithstanding the foregoing, subject to available liquidity as determined by Company’s board of directors, LCFH intends to make quarterly distributions to all of its unitholders (including the Company) at least equal to a partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in LCFH’s Third Amended and Restated LLLP Agreement) for each partner as the product of (x) the federal taxable income (or alternative minimum taxable income, as the case may be,) allocated by LCFH to such partner in respect of the partnership interests of LCFH held by such partner and (y) the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY, taking into account for federal income tax purposes, the deductibility of state and local taxes.

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement upon liquidation of the Operating Partnership’s assets.

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates six ventures in which there are other noncontrolling investors which own 1.2% - 22.5% of such ventures. These ventures hold investments in five office buildings and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

The following table presents net income attributable to the Company’s Class A common stockholders for the year ended December 31, 2014 and net income attributable to predecessor unit holders for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Net income	97,626,251	188,733,086	169,454,280
Net loss attributable to noncontrolling interest in consolidated joint ventures	368,670	1,098,150	49,084
Net loss attributable to predecessor unitholders	12,628,031	$189,831,236	$169,503,364
Net (income) attributable to noncontrolling interest in operating partnership	(66,436,274)
Net income attributable to Class A common shareholders	$44,186,678

13. EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the period February 11, 2014 through December 31, 2014 consists of the following:

($ in thousands except share amounts)	For the Period February 11, 2014 through December 31, 2014

Basic Net income available for Class A common stockholders	$44,187
Diluted Net income available for Class A common stockholders	$84,228
Weighted average shares outstanding
Basic	49,296,417
Diluted	97,583,310

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the period February 11, 2014 through December 31, 2014 are described and presented below.

Basic Net Income per Share

Numerator-utilizes net income available for Class A common shareholders for the year ended December 31, 2014 and the period February 11, 2014 through December 31, 2014, respectively.

Denominator-utilizes the weighted average shares of Class A common stock for the year ended December 31, 2014 and the period February 11, 2014 through December 31, 2014, respectively.

Diluted Net Income per Share

Numerator-utilizes net income available for Class A common shareholders for the year ended December 31, 2014 and the period February 11, 2014 through December 31, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add back.

Denominator-utilizes the weighted average number of shares of Class A common stock for the period February 11, 2014 through December 31, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Period February 11, 2014 through December 31, 2014

Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$44,187
Denominator:
Weighted average number of shares of Class A common stock outstanding	49,296,417
Basic net income per share of Class A common stock	$0.90

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$44,187
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income	66,436
Additional corporate tax	(26,395)
Diluted net income attributable to Class A common shareholders	$84,228
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	49,296,417
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	48,145,875
Incremental shares of unvested Class A restricted stock	141,018
Diluted weighted average number of shares of Class A common stock outstanding	97,583,310
Diluted net income per share of Class A common stock	$0.86

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income per share.

14. STOCK BASED COMPENSATION PLANS

2008 Incentive Equity Plan

The 2008 Incentive Equity Plan of the Company, as amended in 2012, was adopted by the board of directors on September 22, 2008 (the “2008 Plan”) and provides certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives.

On April 20, 2010, 910,491 Class A-2 Common Units were granted to a member of management.  The grants issued are subject to a forty-two (42) month vesting period, commencing on April 20, 2010.  On June 4, 2012, 1,127,543 Class A-2 Common Units and 31,451.61 Series B Participating Preferred Units were granted to a new member of the management team.  The grants issued are subject to a thirty-six (36) month vesting period, commencing on January 1, 2012 and vest monthly.  In addition, the new member purchased 24,193.55 Series B Participating Preferred Units as well as received an option to purchase an additional 24,193.55 Series B Participating Preferred Units within one year of grant date at a price of $124 per unit.  The fair value of the units at grant date was $130.0 per unit, and the difference is recognized as deferred compensation expense over the vesting period.  The option in respect of 14,516.13 Series B Participating Preferred Units was exercised on May 29, 2013 at an exercise price of $124.0 per unit. The remaining options held were terminated on May 29, 2013.  On May 20, 2013, 6,570 Series B Participating Preferred Units were granted to a new employee.  The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly.  On June 3, 2013, 2,531 Series B Participating Preferred Units were granted to a new employee. The grant issued is subject to a thirty-six (36) month vesting period, commencing on February 1, 2013 and vests monthly. The unvested units were subsequently forfeited during the year ended December 31, 2014. In accordance with a provision under the grant agreements, certain Series B Participating Preferred unitholders have elected to return a portion of their Series B Participating Preferred Units at each vesting, to reimburse the Company for payroll taxes paid on behalf of the unitholders.

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

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27,489,109 which represents 1,619,865 shares of restricted Class A common stock. Fifty percent of each restricted stock award granted in connection with the offering is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees will vest in full on the 18-month anniversary of the date of grant and the remaining 75% will vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2014, 2015 and 2016 if the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

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

The Company recognized equity-based compensation expense of $14,450,764, $2,881,447 and $2,407,773 for the year ended December 31, 2014, 2013 and 2012, respectively.

A summary of the grants is presented below:

	Year Ended December 31,
	2014		2013		2012
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value

Grants - Class A Common Units	—	—	—	$—	1,127,543	$1,360,106
Grants - Series B Participating Preferred Units	—	—	7,613	$1,157,176	31,452	$4,088,710
Grants - Class A Common Stock (restricted)	1,687,513	28,637,096	—	—	—	—

Amortization to compensation expense
Predecessor compensation expense		(290,171)		(2,881,447)		(2,407,773)
LP Units		(2,052,222)		—		—
Class A Common Stock (restricted)		(12,108,371)		—		—
Total amortization to compensation expense		$(14,450,764)		$(2,881,447)		$(2,407,773)

The table below presents the number of unvested shares at December 31, 2014 and changes during 2014 of the (i) Class A Common stock of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan (ii) Class A-2 Common Units and (iii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Class A Common Shares	Class A Common Units	Series B Participating Preferred Units	LP Units

Outstanding at January 1, 2014	—	365,407	14,276	—
Granted	1,687,513	—	—	—
Vested	—	(32,365)	(1,158)	(3,116,574)
Converted (1)	—	(333,042)	(13,118)	3,186,066
Outstanding at December 31, 2014	1,687,513	—	—	69,492

(1)
Converted to LP Units of LCFH on February 11, 2014 in connection with IPO and converted to an equal number of Series REIT LP Units and Series TRS LP Units on December 31, 2014.  LCFH LP Unitholders also received an equal number of Class B Common shares of the Company in connection with the conversion.  Refer to Note 1, Organization and Operations for further discussion of IPO and the Reorganization Transactions.

At December 31, 2014, there was $15,585,296 of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 26.0 months, with a weighted-average remaining vesting period of 25.3 months.

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

In February 2014, Company employees contributed $6,427,127 to the Plan.  Compensation expense is liability-based and 100% expensed upon contribution.  The employees received phantom units of Series B Participating Preferred Units of LCFH at the fair market value of the units.  In connection with the IPO Transactions, the notional interest in LCFH’s Series B Participating Preferred Units converted into a notional interest in Class A common stock of Ladder Capital Corp, based on the $17.00 issuance price of its Class A common stock. As of December 31, 2014, there have been $12,805,535 total contributions (net of forfeitures and payouts related to employee terminations) made to the Plan resulting in 653,010 phantom units outstanding, of which 197,583 are unvested.

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

In the event that a participant elects to (or is required to) defer a portion of their compensation pursuant to the 2014 Deferred Compensation Plan, such amount is not paid to the participant and is instead credited to such participant’s notional account under the 2014 Deferred Compensation Plan. Such amounts are then invested on a phantom basis in Class A common stock of the Company. Elective contributions are immediately vested upon contribution. Mandatory contributions are subject to one-third vesting over a three-year period on a straight-line basis following the applicable year in which the related compensation was earned. Unvested amounts are generally forfeited upon the participant’s resignation or termination, however, if a participant’s employment with the Company is terminated by the Company other than for Cause and such termination is within six (6) months following a Change in Control (as each such term is defined in the 2014 Deferred Compensation Plan), then the participant will fully vest in their unvested account balances. The phantom units are liability-based awards and are, therefore, not participating securities.

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

Bonus Payments

On February 3, 2015, the compensation committee of the board of directors of Ladder Capital Corp approved 2014 bonus payments to employees, including officers, totaling $62,311,750, which included $14,410,500 of equity based compensation.  The bonuses were paid to employees in full on February 13, 2015.  During the year ended December 31, 2014, 2013 and 2012 the Company accrued and recorded compensation expense of $47,807,991, $44,125,314 and $35,627,157, respectively, related to bonuses.

15. INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity is a Limited Liability Limited Partnership (“LLLP”), but had been subject to the New York City Unincorporated Business Tax(“NYC UBT”).  As a result of the IPO, a portion of the Company’s income is subject to U.S. federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to NYC UBT.

Components of the provision for income taxes consist of the following:

Year Ended December 31, 2014

Current expense
Federal	$23,608,814
State and local	10,170,483
Total current expense	33,779,297
Deferred expense/(benefit)
Federal	(4,356,908)
State and local	(2,817,613)
Total deferred expense/(benefit)	(7,174,521)
Provision for income tax expense	$26,604,776

Corporate taxes payable as of December 31, 2014 were $778,146. There were no corporate taxes payable as of December 31, 2013.  NYC UBT taxes payable at December 31, 2014 and 2013 were $145,548 and $482,324, respectively. Prepaid corporate taxes as of December 31, 2014 were $12,497,070. There were no prepaid corporate taxes as of December 31, 2013.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the year ended December 31, 2014 is as follows:

Year Ended December 31, 2014

US statutory tax rate	35.00%
Benefit of partnership income not subject to taxation	(15.45)%
Increase due to state and local taxes	3.78%
Other	(1.92)%
Effective income tax rate	21.41%

As of December 31, 2014, the Company’s net deferred tax assets were $8,188,553 and included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2014

Deferred Tax Assets
Fixed assets	$232,318
Equity based compensation	694,356
Unrealized gains and losses	616,220
Basis difference in Operating Partnership investment	5,979,516
Section 197 intangibles	778,149
Total Deferred Tax Assets	$8,300,559

Deferred Tax Liabilities
Other	$112,006
Total Deferred Tax Liabilities	$112,006

Net Deferred Tax Assets/(Liabilities)	$8,188,553

Our tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2014 the tax years 2010, 2011, 2012 and 2013 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. These tax examinations often take a long time to complete and/or settle and there can be no assurances as to the possible outcomes. However, the Company believes that the examinations will result in no material changes to the filed income tax returns.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of December 31, 2014. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners. Under the Tax Receivable Agreement the Company generally is required to pay to those Continuing LCFH Limited Partners that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company expects to make future payments under the Tax Receivable Agreement when the tax benefits are realized.  We expect to benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the Tax Receivable Agreement.

Payments to a Continuing LCFH Limited Partner under the Tax Receivable Agreement are triggered by each exchange and are payable annually commencing following the Company’s filing of its income tax return for the year of such exchange.  The timing of the payments may be subject to certain contingencies, including the Company having sufficient taxable income to utilize all of the tax benefits defined in the Tax Receivable Agreement.

As of December 31, 2014, pursuant to Tax Receivable Agreement, the Company recorded a liability of $861,929, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

The first payment projected to be made under the Tax Receivable Agreement is in December 2015. To determine the current amount of the payments due, the Company estimates the amount of the Tax Receivable Agreement payments that will be made within twelve months of the balance sheet date.

As described in Note 1 above, the Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior TRA. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement.

16. RELATED PARTY TRANSACTIONS

The Company entered into a loan referral agreement with Meridian, which is an affiliate of a member of the Company’s board of directors and an investor in the Company.  The agreement provided for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears.  While the arrangement gave rise to a potential conflict of interest, full disclosure was given to the borrower who, in each case, waived the conflict in writing.  This agreement was cancellable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement.  The Company terminated the loan referral agreement on April 2, 2014, as a result of the IPO on February 11, 2014.

The Company incurred $360,332, $425,000 and $1,683,594 in fees for the years ended December 31, 2014, 2013 and 2012, respectively, for loans originated in accordance with this agreement. These fees are reflected in fee expense in the accompanying combined consolidated statements of income. As of December 31, 2014 and 2013, $631,603, $425,000, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015.  There is an option to renew the lease for an additional five years at an increased monthly rental.  Subsequent to entering into this leasing arrangement, the office space has been subleased to a third party.  Income received on the subleased office space is recorded in other income on the combined consolidated statements of income.  In 2011, the Company entered into a new lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option.   In 2012, the Company entered into one new lease for secondary office space.  The lease commenced on May 15, 2012 and expires on May 14, 2015 with no extension option. This lease was amended on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $1,837,908, $1,738,083 and $1,738,083 of rental expense for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases:

Year ended December 31,	Amount

2015	$1,381,992
2016	1,125,069
2017	1,180,400
2018	1,180,400
2019	1,180,400
Thereafter	2,459,167
Total	$8,507,428

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of nine to fifteen months.  As of December 31, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from $102.0 to $104.4 was $60,048,030, of which $49,438,444 was funded, with $10,609,587 remaining to be funded.  As of December 31, 2013, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 107.3 was $150,271,380, of which $112,780,499 was funded, with $37,490,881 remaining to be funded.  The fair value of those commitments at December 31, 2014 and 2013 was $63,614 and ($176,736), respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments is included in GN construction securities on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of December 31, 2014, the Company’s off-balance sheet arrangements consisted of $158,135,204 of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2013, the Company’s off-balance sheet arrangements consisted of $71,514,519 of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was comprised of $65,314,519 to provide additional first mortgage loan financing and $6,200,000 to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in.  These commitments are not reflected on the combined consolidated balance sheets.

18. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how management reviews and manages its business.  These reportable segments include loans, securities, and real estate.  The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities.  The real estate segment includes selected net leased retail properties, office buildings and condominiums.  Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year Ended December 31, 2014
Interest income	$113,943	$73,331	$—	$51	$187,325
Interest expense	(13,205)	(6,588)	(15,984)	(41,797)	(77,574)
Net interest income (expense)	100,738	66,743	(15,984)	(41,746)	109,751
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	100,138	66,743	(15,984)	(41,746)	109,151

Operating lease income	—	—	56,649	—	56,649
Tenant recoveries	—	—	9,183	—	9,183
Sale of loans, net	145,275	—	—	—	145,275
Gain on securities	—	26,977	—	—	26,977
Unrealized gain (loss) on Agency interest-only securities	—	2,144	—	—	2,144
Sale of real estate, net	1,525	—	28,235	—	29,760
Fee income	3,854	—	5,374	2,476	11,704
Net result from derivative transactions	(34,599)	(60,199)	—	—	(94,798)
Earnings from investment in unconsolidated joint ventures	—	—	900	1,090	1,990
Gain on assignment of mortgage loan financing	—	—	431	—	431
Loss on extinguishment of debt	—	—	—	(150)	(150)
Total other income	116,055	(31,078)	100,772	3,416	189,165

Salaries and employee benefits	(22,400)	—	—	(59,744)	(82,144)
Operating expenses	235	—	—	(25,633)	(25,398)
Real estate operating expenses	—	—	(32,670)	—	(32,670)
Real estate acquisition costs	—	—	(2,399)	(4)	(2,403)
Fee expense	(2,172)	(65)	(83)	(703)	(3,023)
Depreciation and amortization	—	—	(28,271)	(176)	(28,447)
Total costs and expenses	(24,337)	(65)	(63,423)	(86,260)	(174,085)

Tax expense	—	—	—	(26,605)	(26,605)
Segment profit (loss)	$191,856	$35,600	$21,365	$(151,195)	$97,626

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$297,958	$5,823,661

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year Ended December 31, 2013
Interest income	$63,894	$57,636	$—	$48	$121,578
Interest expense	(4,592)	(3,289)	(7,673)	(33,191)	(48,745)
Net interest income (expense)	59,302	54,347	(7,673)	(33,143)	72,833
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	58,702	54,347	(7,673)	(33,143)	72,233

Operating lease income	—	—	37,394	—	37,394
Tenant recoveries	—	—	3,271	—	3,271
Sale of loans, net	146,708	—	—	—	146,708
Gain on securities	—	4,231	—	—	4,231
Unrealized gain (loss) on Agency interest-only securities	—	(2,665)	—	—	(2,665)
Sale of real estate, net	—	—	13,565	—	13,565
Fee income	2,963	195	312	4,452	7,922
Net result from derivative transactions	15,836	12,239	—	—	28,075
Earnings from investment in unconsolidated joint ventures	—	—	—	3,203	3,203
Total other income	165,507	14,000	54,542	7,655	241,704

Salaries and employee benefits	(26,250)	—	—	(34,788)	(61,038)
Operating expenses	201	—	(7)	(15,131)	(14,937)
Real estate operating expenses	—	—	(17,404)	—	(17,404)
Real estate acquisition costs	—	—	(3,626)	—	(3,626)
Fee expense	(1,981)	(375)	(33)	(566)	(2,955)
Depreciation and amortization	—	—	(20,967)	(547)	(21,514)
Total costs and expenses	(28,030)	(375)	(42,037)	(51,032)	(121,474)

Tax expense	—	—	—	(3,730)	(3,730)
Segment profit (loss)	$196,179	$67,972	$4,832	$(80,250)	$188,733

Total assets as of December 31, 2013	$979,568	$1,657,246	$626,362	$225,887	$3,489,063

Year Ended December 31, 2012
Interest income	$56,835	$80,613	$—	$(1,250)	$136,198
Interest expense	(9,212)	(15,807)	(3,595)	(7,826)	(36,440)
Net interest income (expense)	47,623	64,806	(3,595)	(9,076)	99,758
Provision for loan losses	(449)	—	—	—	(449)
Net interest income (expense) after provision for loan losses	47,174	64,806	(3,595)	(9,076)	99,309

Operating lease income	—	—	8,331	—	8,331
Sale of loans, net	151,661	—	—	—	151,661
Gain on securities	—	19,014	—	—	19,014
Unrealized gain (loss) on Agency interest-only securities	—	(5,681)	—	—	(5,681)
Sale of real estate, net	—	—	1,275	—	1,275

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Fee income	6,886	251	823	828	8,788
Net result from derivative transactions	(25,236)	(10,415)	—	—	(35,651)
Earnings from investment in unconsolidated joint ventures	—	—	—	1,256	1,256
Total other income	133,311	3,169	10,429	2,084	148,993

Salaries and employee benefits	(21,500)	—	—	(29,590)	(51,090)
Operating expenses	—	—	(672)	(8,900)	(9,572)
Real estate acquisition costs	—	—	(5,797)	—	(5,797)
Fee expense	(5,635)	(107)	(128)	(294)	(6,164)
Depreciation and amortization	—	—	(3,093)	(548)	(3,641)
Total costs and expenses	(27,135)	(107)	(9,690)	(39,332)	(76,264)

Tax expense	—	—	—	(2,584)	(2,584)
Segment profit (loss)	$153,350	$67,868	$(2,856)	$(48,908)	$169,454

(1)	Includes the Company’s investment in unconsolidated joint ventures that hold real estate of $2.1 million and $2.1 million as of December 31, 2014 and 2013, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $3.9 million and $7.1 million as of December 31, 2014 and 2013, respectively, the Company’s investment in FHLB stock of $72.3 million and $49.5 million as of December 31, 2014 and 2013, respectively and the Company’s DTA of $8.3 million as of December 31, 2014 and none as of December 31, 2013.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes the combined consolidated quarterly financial information for the Company ($ in thousands except per share amounts):

	Q4 2014	Q3 2014	Q2 2014	Q1 2014

Net Interest income	$56,931	$48,459	$45,112	$36,822
Net interest income after provision for loan losses	30,728	28,381	28,211	21,831
Other income	31,906	61,337	55,489	40,434
Costs and expenses	48,045	42,207	45,258	38,575
Income before taxes	14,589	47,511	38,442	23,690
Net income	11,806	37,176	30,243	18,401
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(83)	306	(46)	192
Net (income) loss attributable to predecessor unitholders	—	—	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(7,350)	(22,827)	(17,691)	(18,568)
Net income attributable to Class A common shareholders	4,374	14,656	12,505	12,652

Earnings per share:
Basic	$0.09	$0.30	$0.26	$0.26
Diluted	$0.09	$0.28	$0.22	$0.24

	Q4 2013	Q3 2013	Q2 2013	Q1 2013

Interest income	$30,516	$29,633	$30,168	$31,261
Net interest income after provision for loan losses	17,324	16,929	18,076	19,904
Other income	36,227	35,525	70,346	99,606
Costs and expenses	33,528	30,603	27,951	29,393
Income before taxes	20,023	21,851	60,471	90,117
Net income	19,744	21,187	59,752	88,050
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,796	(1,025)	354	(27)
Net income attributable to predecessor unitholders	21,540	20,162	60,107	88,023

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facility

On February 19, 2015, the Company executed an amendment and extension of one of its credit facilities with a major banking institution, providing for, among other things, extending the maximum term of the facility to May 24, 2018, limiting the recourse exposure to the Company and modifying the pricing terms of the facility.

Special Stockholder Meeting and REIT Election

On February 26, 2015, the Company held a special meeting of its stockholders where holders of the Company’s Class A common stock and Class B common stock approved amendments to the Company’s charter that help ensure that the Company satisfies the ownership and other requirements for qualification as a REIT, and protect the Company from adverse consequences for REITs related to concentration of ownership, and also approved amendments to the Company’s Tax Receivable Agreement. The Company’s amended and restated certificate of incorporation was then amended and restated, effective as of February 27, 2015. Following the approval of the amendments to the Tax Receivable Agreement by stockholders holding a majority of Class A Common Stock and Class B Common Stock outstanding and entitled to vote, other than shares beneficially owned by a person who is a party to, or is an affiliate of a party to, the Tax Receivable Agreement, the Company has decided to proceed with the plans to elect to be a REIT for its tax year beginning January 1, 2015. As of March 4, 2015, the Company has made the necessary TRS and check-the-box elections and intends to elect to be taxed as a REIT on its September 2016 tax return. Refer to Note 1, Organization and Operations for additional discussion of the REIT Structuring Transactions.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2014
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate Under Operating Leases:
Retail Property in Millbrook, AL	$4,656	$970	$5,972	$—	$—	$970	$5,972	$—	$6,942	$519	03/28/12	2008	32yrs
Retail Property in Greenwood, AR	3,453	1,038	3,415	694	—	1,038	3,415	694	5,147	352	04/12/12	2009	13-43yrs
Retail Property in El Centro, CA	2,988	569	3,133	575	—	569	3,133	575	4,277	49	08/08/14	2014	15-50yrs
Retail Property in Bennett, CO	2,501	470	2,503	549	—	470	2,503	563	3,536	32	10/02/14	2014	14-34yrs
Retail Property in Woodland Park, CO	2,821	668	2,681	620	—	668	2,681	620	3,969	18	11/14/14	2014	15-35yrs
Retail Property in DeLeon Springs, FL	828	239	782	221	—	239	782	221	1,242	118	08/13/12	2011	15-35yrs
Retail Property in Orange City, FL	797	229	853	235	—	229	853	235	1,317	130	05/23/12	2011	15-35yrs
Retail Property in Satsuma, FL	716	79	821	192	—	79	821	192	1,092	129	04/19/12	2011	15-35yrs
Retail Property in Conyers, GA	22,867	876	27,396	4,258	—	876	27,396	4,258	32,530	342	08/28/14	2014	15-45yrs
Retail Property in Douglasville, GA	3,264	1,717	2,705	987	—	1,717	2,705	987	5,409	505	08/12/10	2008	13-48yrs
Retail Property in Lilburn, GA	3,474	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	640	08/12/10	2007	12-47yrs
Retail Property in Snellville, GA	5,337	1,293	5,724	983	—	1,293	5,724	983	8,000	715	04/04/12	2011	14-34yrs
Retail Property in Ankeny, IA	11,790	3,180	10,513	2,817	—	3,180	10,513	2,843	16,536	75	11/04/14	2013	14-39yrs
Retail Property in Cedar Rapids, IA	7,855	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	63	11/04/14	2012	10-30yrs
Retail Property in Fairfield, IA	7,641	1,132	7,779	1,784	—	1,132	7,779	1,800	10,711	55	11/04/14	2011	12-37yrs
Retail Property in Muscatine, IA	3,754	1,060	6,636	(546)	—	1,060	6,636	1,293	8,989	37	11/04/14	2013	10-29yrs
Retail Property in Sheldon, IA	1,720	633	3,053	614	—	633	3,053	707	4,393	22	11/04/14	2011	12-37yrs
Retail Property in O'Fallon, IL	5,694	2,488	5,388	125	—	2,488	5,388	1,036	8,912	174	08/08/14	1984	7-15yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Evansville, IN	—	1,788	6,348	864	—	1,788	6,348	864	9,000	25	11/26/14	2014	15-35yrs
Retail Property in Wichita, KS	4,842	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	499	12/14/12	2012	14-34yrs
Retail Property in North Dartsmouth, MA	19,260	7,033	19,745	3,187	—	7,033	19,745	3,187	29,965	2,783	09/21/12	1989	10-20yrs
Retail Property in Pittsfield, MA	11,187	1,801	11,556	1,344	—	1,801	11,556	1,344	14,701	1,256	02/17/12	2011	14-34yrs
Retail Property in Elkton, MD	2,928	963	3,049	860	—	963	3,049	860	4,872	537	07/27/10	2008	14-49yrs
Retail Property in Waldorf, MD	12,209	4,933	11,684	2,186	—	4,933	11,684	2,803	19,420	1,469	09/21/12	1999	10-25yrs
Retail Property in Owatonna, MN	4,133	1,398	7,125	1,446	—	1,398	7,125	1,563	10,086	51	11/04/14	2010	11-36yrs
Retail Property in Worthington, MN	—	1,432	5,510	1,378	—	1,432	5,510	1,431	8,373	7	12/22/14	2010	10-35yrs
Retail Property in Springfield, MO	6,080	3,658	6,296	1,721	—	3,658	6,296	1,868	11,822	48	11/04/14	2011	12-37yrs
Retail Property in Tupelo, MS	3,090	1,120	3,070	939	—	1,120	3,070	939	5,129	554	08/13/10	2007	12-47yrs
Retail Property in Mooresville, NC	10,887	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	1,637	09/21/12	2000	12-24yrs
Retail Property in Mt. Airy, NC	2,925	729	3,353	411	—	729	3,353	599	4,681	244	12/27/12	2007	9-39yrs
Retail Property in Plattsmouth, NE	—	1,446	5,220	1,313	—	1,446	5,220	1,363	8,029	6	12/22/14	1999	12-37yrs
Retail Property in Vineland, NJ	13,984	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	1,946	09/21/12	2003	12-30yrs
Retail Property in Bellport, NY	12,925	3,601	12,465	2,034	—	3,601	12,465	2,034	18,100	72	11/13/14	2014	15-35yrs
Retail Property in Saratoga Springs, NY	12,502	748	13,936	5,538	—	748	13,936	5,538	20,222	1,841	09/21/12	1994	15-27yrs
Retail Property in Sennett, NY	4,784	1,147	4,480	1,848	—	1,147	4,480	1,848	7,475	724	09/21/12	1996	10-23yrs
Retail Property in Durant, OK	3,223	594	3,900	498	—	594	3,900	498	4,992	252	01/28/13	2007	10-40yrs
Retail Property in Aiken, SC	3,852	1,588	3,480	858	—	1,588	3,480	858	5,926	285	12/21/12	2008	11-41yrs
Retail Property in Columbia, SC	5,192	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	603	04/04/12	2001	14-34yrs

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances		Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Lexington, SC	2,898		1,644	2,219	869	—	1,644	2,219	869	4,732		462	06/28/10	2009	13-48yrs
Retail Property in Spartanburg, SC	2,792		828	2,567	476	—	828	2,567	718	4,113		400	01/14/11	2007	12-42yrs
Retail Property in Gallatin, TN	3,294		1,725	2,616	721	—	1,725	2,616	721	5,062		233	12/28/12	2007	11-40yrs
Retail Property in Johnson City, TN	3,424		917	3,607	739	—	917	3,607	739	5,263		287	12/21/12	2007	11-40yrs
Retail Property in Memphis, TN	3,945		1,986	2,800	524	—	1,986	2,800	799	5,585		49	10/24/14	1962	5-15yrs
Retail Property in Ooltewah, TN	3,869		903	3,957	843	—	903	3,957	843	5,703		309	12/18/12	2008	11-41yrs
Retail Property in Palmview, TX	4,620		938	4,837	1,044	—	938	4,837	1,044	6,819		330	12/19/12	2012	11-44yrs
Retail Property in Abingdon, VA	3,107		682	3,733	273	—	682	3,733	623	5,038		251	12/18/12	2006	11-41yrs
Total Retail	254,108		70,334	287,816	56,962	—	70,334	287,816	61,900	420,050		21,135
Office in Oakland County, MI	12,334		1,147	7,707	9,146	1,218	1,147	9,010	9,556	19,713		5,348	02/01/13	1989	4-35yrs
Office in Minneapolis, MN	40,965		9,447	27,569	14,262	2,446	9,447	30,014	14,516	53,977		3,876	10/09/13	1960	7-30yrs
Office in St. Paul, MN	49,979		9,415	33,682	19,243	375	9,415	34,057	20,519	63,991		1,578	09/22/14	1900	7-19yrs
Office in Henrico, VA	89,895		14,632	87,629	16,145	1,086	14,632	88,745	16,923	120,300		13,354	06/07/13	1984	4-41yrs
Office in Henrico, VA	15,816		4,539	12,633	2,678	59	4,539	12,692	2,704	19,935		564	08/14/14	1986	4-33yrs
Total Office	208,989		39,180	169,220	61,474	5,184	39,180	174,518	64,218	277,916		24,720
Condominium in Miami, FL(1)	5,821		10,487	67,895	1,618	—	8,044	52,081	1,241	61,366		1,714	11/21/13	2010	7-47yrs
Condominium in Las Vegas, NV(1)	—		4,900	114,100	—	—	4,900	55,359	—	60,259		3,036	12/20/12	2006	40yrs
Total Condominium	5,821		15,387	181,995	1,618	—	12,944	107,440	1,241	121,625		4,750
Total Real Estate Under Operating Leases	$468,918	(2)	$124,901	$639,031	$120,054	$5,184	$122,458	$569,774	$127,359	$819,591	(3)	$50,605

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.
(2)         Includes $21,506,698 of encumbrances from repurchase agreements.
(3)         The aggregate cost for Federal income tax purposes is $819,590,851.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2013 to December 31, 2014 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2013	$649,820	$474,465	$175,355
Improvements and additions	267,367	267,367	—
Acquisitions through foreclosures	—	—	—
Dispositions	(97,596)	(43,867)	(53,729)
Impairments	—	—	—
Balance at December 31, 2014	$819,591	$697,965	$121,626

The following table reconciles real estate from December 31, 2012 to December 31, 2013 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2012	$384,082	$265,082	$119,000
Improvements and additions	289,383	209,383	80,000
Acquisitions through foreclosures	—	—	—
Dispositions	(23,645)	—	(23,645)
Impairments	—	—	—
Balance at December 31, 2013	$649,820	$474,465	$175,355

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2013 to December 31, 2014 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2013	$25,601	$23,061	$2,540
Additions	28,916	25,212	3,704
Dispositions	(3,912)	(2,417)	(1,495)
Balance at December 31, 2014	$50,605	$45,856	$4,749

The following table reconciles accumulated depreciation and amortization from December 31, 2012 to December 31, 2013 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2012	$4,061	$4,061	$—
Additions	21,821	19,000	2,821
Dispositions	(281)	—	(281)
Balance at December 31, 2013	$25,601	$23,061	$2,540

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2014
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest

First Mortgages individually >3%
First Mortgage	Hotel	9.38%	4/6/2015	P&I	—	$96,722	$96,524		$—
First Mortgage	Hotel	5.25%	3/6/2016	P&I	—	71,265	70,735		—
First Mortgage	Office	5.16%	5/6/2016	P&I	—	135,991	135,260		—
First Mortgage	Multi-family	5.75%	5/6/2016	P&I	—	122,732	121,761		—
First Mortgage	Office	4.35%	8/6/2016	IO	—	64,000	63,730		—
First Mortgage	Hotel	5.50%	6/6/2017	P&I	—	73,341	72,847		—
First Mortgage	Mobile Home Park	5.00%	9/6/2017	P&I	—	97,500	96,504		—
First Mortgage	Retail	4.45%	12/6/2024	IO	—	80,000	80,000		—
First Mortgage	Healthcare	3.37%	1/6/2026	IO	—	98,290	98,290		—
First Mortgages individually <3%
First Mortgage	Apartment, Condo, Hotel, Industrial, Multi-family, Office, Other Commercial, Retail, Self Storage	3.91% - 12.00%	2015 - 2033		—	951,590	944,058		8,073	(4)
Total First Mortgages					$—	$1,791,431	$1,779,709		$8,073

Subordinate Mortgages individually <3%	Hotel, Multi-family, Office, Retail	6.04% - 19.00%	2015 - 2025		1,193,237	163,447	162,399		—
Subordinated Mortgages					$1,193,237	$163,447	$162,399		$—

Total Mortgages					$1,193,237	$1,954,878	$1,942,108		$8,073

Provision for Loan Losses					N/A	N/A	$(3,100)		N/A

Total Mortgages after Provision for Loan Losses					$1,193,237	$1,954,878	$1,939,008	(1)	$8,073

(1)         Interest rates as of December 31, 2014

(2)         IO = Interest only
P&I = Principal and interest

(3) The aggregate cost for Federal income tax purposes is $1,962,379,356

(4) Loan was no originated by the Company but rather purchased at a discount

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2011 to December 31, 2014 ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2013	$539,078	$440,490	$979,568
Origination of mortgage loan receivables	1,201,968	3,345,372	4,547,340
Repayment of mortgage loan receivables	(214,511)	(1,293)	(215,804)
Proceeds from sales of mortgage loan receivables	—	(3,523,688)	(3,523,688)
Realized gain on sale of mortgage loan receivables	—	145,274	145,274
Transfer between held for investment and held for sale	(11,800)	11,800	—
Accretion/amortization of discount, premium and other fees	6,918	—	6,918
Loan loss provision	(600)	—	(600)
Balance December 31, 2014	$1,521,053	$417,955	$1,939,008

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2012	$326,319	$623,333	$949,652
Origination of mortgage loan receivables	486,072	2,013,674	2,499,746
Repayment of mortgage loan receivables	(268,093)	(5,840)	(273,933)
Proceeds from sales of mortgage loan receivables	—	(2,345,705)	(2,345,705)
Realized gain on sale of mortgage loan receivables	—	146,708	146,708
Transfer between held for investment and held for sale	(8,320)	8,320	—
Accretion/amortization of discount, premium and other fees	3,700	—	3,700
Loan loss provision	(600)	—	(600)
Balance December 31, 2013	$539,078	$440,490	$979,568

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2011	$255,196	$258,842	$514,038
Origination of mortgage loan receivables	341,947	2,036,139	2,378,086
Repayment of mortgage loan receivables	(204,913)	(75,655)	(280,568)
Proceeds from sales of mortgage loan receivables	—	(1,815,996)	(1,815,996)
Realized gain on sale of mortgage loan receivables	—	151,662	151,662
Transfer between held for investment and held for sale	(68,081)	68,081	—
Accretion/amortization of discount, premium and other fees	2,619	260	2,879
Loan loss provision	(449)	—	(449)
Balance December 31, 2012	$326,319	$623,333	$949,652

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and procedures evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

(b) Attestation report of the registered public accounting firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemption rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2015, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2015, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2015, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

See exhibits listed under the Exhibit Index below.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2015)
3.2	Amended and Restated Bylaws of Ladder Capital Corp (incorporated by reference to Exhibit 3.3 of the registrant's registration statement on Form S-1 filed on December 24, 2013)
4.1	Form of certificate of Class A common stock (incorporated by reference to Exhibit 4.2 of the registrant's registration statement on Form S-1 (Amendment No. 2, filed January 15, 2014))
4.2	Amended and Restated Registration Rights Agreement, dated February 11, 2014
4.3	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated as of January 28, 2015
4.4
Second Supplemental Indenture, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.5
Third Supplemental Indenture, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2015)

4.6
First Supplemental Indenture, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2015)

4.7
Indenture, dated August 1, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

EXHIBIT NO.	DESCRIPTION
4.8
Indenture, dated as of September 19, 2012, among Ladder Capital finance Holdings LLLP, Ladder Capital Finance Corporation and Wilmington Trust, National Association, as trustee (incorporated by reference to Registration Statement on Form S-4 (No. 353-188225) dated August 21, 2013 of Ladder Capital Finance Holdings LLLP)

4.9
First Supplemental Indenture, dated as of March 12, 2014, by and among certain subsidiaries of Ladder Capital Corp, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 2, 2015)

10.2
Amended and Restated Tax Receivable Agreement, dated as of December 31, 2014, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC and each of the TRA Members (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 2, 2015)

10.3
Counterpart Agreement, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, and with respect to Section 3 thereof only, Ladder Capital Finance Holdings LLLP, Ladder Midco LLC and Ladder Midco II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 2, 2015)

10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 of the registrant's registration statement on Form S-1 (Amendment No. 3, filed January 21, 2013))
10.5	Harris Employment Agreement (incorporated by reference to Exhibit 10.3 of the registrant's registration statement on Form S-1 (Amendment No. 5, filed January 28, 2013))
10.6	Harney Employment Agreement (incorporated by reference to Exhibit 10.4 of the registrant's registration statement on Form S-1 (Amendment No. 5, filed January 28, 2013))
10.7	Mazzei Employment Agreement (incorporated by reference to Exhibit 10.5 of the registrant's registration statement on Form S-1 (Amendment No. 5, filed January 28, 2013))
10.8	2014 Omnibus Incentive Equity Plan (incorporated by reference to Exhibit 10.6 of the registrants registration statement on Form S-1 (Amendment No. 3, filed January 21, 2014))
10.9	Form of Incentive Option Agreement (incorporated by reference to Exhibit 10.7 of the registrants registration statement on Form S-1 (Amendment No. 2, filed January 15, 2014))
10.10	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 of the registrant's registration statement on Form S-1 (Amendment No. 2, filed January 15, 2014))
10.11	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.9 of the registrant's registration statement on Form S-1 (Amendment No. 2, filed January 15, 2014))
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.10 of the registrant's registration statement on Form S-1 (Amendment No. 2, filed January 15, 2014))
10.13	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 of the registrant's registration statement on Form S-1 (Amendment No. 2, filed January 15, 2014))
10.14	2008 Incentive Equity Plan (incorporated by reference to Exhibit 10.12 of the registrant's registration statement on Form S-1 (filed December 24, 2013))
10.15	Form of indemnification agreement (incorporated by reference to Exhibit 10.13 of the registrant's registration statement on Form S-1 (Amendment No. 3, filed January 21, 2014))
10.16	Meridian Loan Referral Agreement (incorporated by reference to Exhibit 10.10 of the registrant's registration statement on Form S-1 (filed December 24, 2013)
10.17	McCormack Employment Agreement
21.1	Subsidiaries of Ladder Capital Corp
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of December 31, 2014, (ii) the Combined Consolidated Statements of Income for the six and twelve months ended December 31, 2014, (iii) the Combined Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the twelve months ended December 31, 2014, (v) the Combined Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: March 6, 2015	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	March 6, 2015
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2015
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	March 6, 2015
Alan Fishman

/s/ JONATHAN BILZIN	Director	March 6, 2015
Jonathan Bilzin

/s/ HOWARD PARK	Director	March 6, 2015
Howard Park

/s/ JOEL C. PETERSON	Director	March 6, 2015
Joel C. Peterson

/s/ DOUGLAS DURST	Director	March 6, 2015
Douglas Durst