Form 10-Q
period 2015-03-31
Ladder Capital Corp
filed 2015-05-08
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Class A Common Stock, $0.001 par value	51,909,888
Class B Common Stock, no par value	47,644,612

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2015

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K (the “Annual Report”), as well as our combined consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

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

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company and its primary assets are a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”) and in each series thereof, directly or indirectly. Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to LCFH (“Predecessor”) and its combined consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its combined consolidated subsidiaries.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The combined consolidated financial statements of Ladder Capital Corp and Predecessor and the notes related to the foregoing combined consolidated financial statements are included in this Item 1.

Ladder Capital Corp and Predecessor
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$83,459	$76,218
Cash collateral held by broker	47,971	42,438
Mortgage loan receivables held for investment, net, at amortized cost	1,775,006	1,521,053
Mortgage loan receivables held for sale	250,583	417,955
Real estate securities, available-for-sale	2,623,877	2,815,566
Real estate held for sale	21,904	—
Real estate and related lease intangibles, net	829,529	768,986
Investments in unconsolidated joint ventures	2,828	6,041
FHLB stock	72,340	72,340
Derivative instruments	164	423
Due from brokers	25,991	4
Accrued interest receivable	22,479	24,658
Other assets	88,453	77,979
Total assets	$5,844,584	$5,823,661
Liabilities and Equity
Liabilities
Debt obligations	$3,602,178	$3,572,825
Senior unsecured notes	619,555	619,555
Due to brokers	260	—
Derivative instruments	24,897	13,445
Amount payable pursuant to tax receivable agreement	862	862
Dividends payable	12,493	—
Accrued expenses	45,558	91,993
Other liabilities	24,143	19,774
Total liabilities	4,329,946	4,318,454
Commitments and contingencies	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 51,958,908 shares issued and outstanding	52	51
Class B common stock, no par value, 100,000,000 shares authorized; 47,644,872 shares issued and outstanding	—	—
Additional paid-in capital	721,460	725,538
Retained earnings	40,870	44,187
Accumulated other comprehensive income	25,380	15,656
Total shareholders’ equity	787,762	785,432
Noncontrolling interest in operating partnership	718,750	711,674
Noncontrolling interest in consolidated joint ventures	8,126	8,101
Total equity	1,514,638	1,505,207

Total liabilities and equity	$5,844,584	$5,823,661

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net interest income
Interest income	$56,383	$36,822
Interest expense	26,824	14,841
Net interest income	29,559	21,981

Provision for loan losses	150	150
Net interest income after provision for loan losses	29,409	21,831

Other income
Operating lease income	19,147	13,213
Tenant recoveries	2,526	2,080
Sale of loans, net	30,027	41,303
Realized gain (loss) on securities	12,150	1,809
Unrealized gain (loss) on Agency interest-only securities	(1,318)	(1,034)
Realized gain on sale of real estate, net	7,662	6,693
Fee income	3,541	2,309
Net result from derivative transactions	(39,139)	(26,287)
Earnings from investment in unconsolidated joint ventures	441	348
Total other income	35,037	40,434
Costs and expenses
Salaries and employee benefits	13,758	20,003
Operating expenses	8,803	3,041
Real estate operating expenses	9,372	7,602
Real estate acquisition costs	600	—
Fee expense	1,123	502
Depreciation and amortization	9,723	7,427
Total costs and expenses	43,379	38,575
Income before taxes	21,067	23,690
Income tax (benefit) expense	3,104	5,289
Net income	17,963	18,401
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(191)	191
Net loss attributable to predecessor unitholders	—	12,628
Net (income) attributable to noncontrolling interest in operating partnership	(8,597)	(18,568)
Net income attributable to Class A common shareholders	$9,175	$12,652

Earnings per share:
Basic	$0.18	$0.26
Diluted	$0.15	$0.24

Weighted average shares outstanding:
Basic	49,986,082	48,909,692
Diluted	98,098,672	97,531,793

Dividends per share of Class A common stock:	$0.25	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$17,963	$18,401

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	30,874	15,604
Reclassification adjustment for (gains) included in net income (2)	(12,372)	(1,809)

Total other comprehensive income (loss)	18,502	13,795

Comprehensive income	36,465	32,196
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(191)	191
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$36,274	$32,387
Comprehensive (income) attributable to predecessor unitholders	—	(4,380)
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(17,511)	(16,995)
Comprehensive income attributable to Class A common shareholders	$18,763	$11,012

(1)	Amounts are net of provision for (benefit from) income taxes of $0.8 million and none for the three months ended March 31, 2015 and 2014, respectively.

(2)	Amounts are net of (provision for) benefit from income taxes of $(0.3) million and none for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)
(Unaudited)

	Predecessor's Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2013	$825,985	$290,847	$59,565	$—	—	$—	—	$—	$—	$—	$—	$—	$8,837	$1,185,234
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,841	1,841
Distributions	—	(369)	—	—	—	—	—	—	—	—	—	(47,926)	(2,207)	(50,502)
Equity based compensation	—	290	—	—	—	—	—	—	332	—	—	13,829	—	14,451
Issuance of common stock (IPO)	—	—	—	—	16,925	16	—	—	259,021	—	—	—	—	259,037
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	—	—	(10)	—	—	—	—	(125)	—	(125)
Forfeitures	—	—	—	—	(40)	—	(6)	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(20,523)	—	—	—	—	(20,523)
Reorganization transactions	(828,577)	(291,680)	(60,441)	1,180,698	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,602)	33,673	34	—	—	468,694	—	14,874	—	—	—
Exchange of predecessor LP Units for common stock	—	—	—	(697,096)	—	—	48,537	—	—	—	—	697,096	—	—
Exchange of noncontrolling interest for common stock	—	—	—	—	874	1	(874)	—	12,502	—	324	(12,827)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	152	—	—	—	—	152
Net income (loss)	(7,471)	(2,631)	(2,526)	—	—	—	—	—	—	44,187	—	66,437	(370)	97,626
Other comprehensive income	10,063	3,543	3,402	—	—	—	—	—	—	—	488	520	—	18,016
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	5,360	—	(30)	(5,330)	—	—
Balance, December 31, 2014	$—	$—	$—	$—	51,432	$51	47,647	$—	$725,538	$44,187	$15,656	$711,674	$8,101	$1,505,207
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	19	19
Distributions	—	—	—	—	—	—	—	—	—	—	—	(13,735)	(185)	(13,920)
Equity based compensation	—	—	—	—	—	—	—	—	111	—	—	3,028	—	3,139
Grants of restricted stock	—	—	—	—	722	1	—		(1)	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock	—	—	—	—	(195)	—	(2)	—	(3,739)	—	—	(41)	—	(3,780)
Dividends declared	—	—	—	—	—	—	—	—	—	(12,492)	—	—	—	(12,492)
Net income (loss)	—	—	—	—	—	—	—	—	—	9,175	—	8,597	191	17,963
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	9,588	8,914	—	18,502
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	(449)	—	136	313	—	—
Balance, March 31, 2015	$—	$—	$—	$—	51,959	$52	47,645	$—	$721,460	$40,870	$25,380	$718,750	$8,126	$1,514,638
The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$17,963	$18,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,723	7,422
Unrealized (gain) loss on derivative instruments	11,395	10,508
Unrealized (gain) loss on Agency interest-only securities	1,318	1,034
Provision for loan losses	150	150
Amortization of equity based compensation	3,139	2,325
Amortization of deferred financing costs included in interest expense	1,593	1,349
Amortization of premium on mortgage loan financing	(192)	(142)
Amortization of above- and below-market lease intangibles	405	155
Accretion/amortization of discount, premium and other fees on loans	(1,591)	(1,634)
Accretion/amortization of discount, premium and other fees on securities	22,082	18,778
Realized gain on sale of mortgage loan receivables held for sale	(30,027)	(41,303)
Realized gain on real estate securities	(12,150)	(1,809)
Realized gain on sale of real estate, net	(7,662)	(6,693)
Origination of mortgage loan receivables held for sale	(391,934)	(463,575)
Repayment of mortgage loan receivables held for sale	164	316
Proceeds from sales of mortgage loan receivables held for sale	589,169	783,762
Accrued interest receivable	2,179	(1,145)
Earnings on investment in unconsolidated joint ventures	(441)	(348)
Distributions from operations of investment in unconsolidated joint ventures	281	800
Deferred tax asset	1,563	—
Changes in operating assets and liabilities:
Other assets	(4,424)	(10,671)
Accrued expenses and other liabilities	(43,776)	(22,723)
Net cash provided by (used in) operating activities	168,927	294,957
Cash flows used in investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(6,593)	3,999
Purchases of real estate securities	(243,635)	(171,567)
Repayment of real estate securities	72,982	46,702
Proceeds from sales of real estate securities	344,350	29,611
Purchase of FHLB stock	—	(950)
Origination and purchases of mortgage loan receivables held for investment	(378,042)	(147,571)
Repayment of mortgage loan receivables held for investment	125,531	12,336
Reduction (addition) of cash collateral held by broker	1,060	(8,073)
Addition of deposits received for loan originations	(1,248)	(864)
Title deposits included in other assets	(8,756)	2,007
Distributions of return of capital from investment in unconsolidated joint ventures	3,372	1,500
Purchases of real estate	(103,262)	—
Capital improvements of real estate	(437)	(216)
Proceeds from sale of real estate	22,067	19,936
Net cash provided by (used in) investing activities	(172,611)	(213,150)

	Three Months Ended March 31,
	2015	2014

Cash flows from financing activities:
Deferred financing costs	(938)	(2,282)
Proceeds from borrowings under debt obligations	4,344,073	3,095,474
Repayment of borrowings under debt obligations	(4,314,529)	(3,349,312)
Partners’ capital distributions	—	(369)
Capital distributed to noncontrolling interests in operating partnership	(13,735)	(27,105)
Capital contributed by noncontrolling interests in consolidated joint ventures	19	—
Capital distributed to noncontrolling interests in consolidated joint ventures	(185)	(293)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(3,780)	—
Issuance of common stock	—	259,037
Common stock offering costs	—	(20,233)
Net cash provided by (used in) financing activities	10,925	(45,083)
Net increase (decrease) in cash	7,241	36,724
Cash and cash equivalents at beginning of period	76,218	78,742
Cash and cash equivalents at end of period	$83,459	$115,466

Supplemental information:
Cash paid for interest	$35,929	$19,316
Cash paid for income taxes	$17,202	$1,095

Supplemental disclosure of non-cash investing activities:
Securities purchased, not settled	$(260)	$(30,090)
Securities sold, not settled	$25,987	$28,675
Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$—	$483,568
Exchange of predecessor LP Units for common stock	$—	$697,097
Change in deferred tax asset related to change in tax receivable agreement	$—	$306

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Notes to Combined Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. As the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), Ladder Capital Corp, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2015, Ladder Capital Corp has a 52.2% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

The IPO Transactions

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted an initial public offering (“IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued limited partnership units (“LP Units”) from LCFH.  In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries through its ability to appoint the LCFH board.  The proceeds received by LCFH in connection with the sale of the LP Units have been and will be used for loan origination, real estate businesses and for general corporate purposes.

Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. The ownership interest of certain existing owners of LCFH, who owned LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the IPO (the “Continuing LCFH Limited Partners”) and continue to hold equivalent units in the Series of LCFH (as described below) and Ladder Capital Corp Class B common stock, is reflected as a noncontrolling interest in Ladder Capital Corp’s combined consolidated financial statements.

Immediately prior to the closing of the IPO on February 11, 2014, LCFH effectuated certain transactions intended to simplify its capital structure (the “Reorganization Transactions”). Prior to the Reorganization Transactions, LCFH’s capital structure consisted of three different classes of membership interests (Series A and Series B Participating Preferred Units and Class A Common Units), each of which had different capital accounts. The net effect of the Reorganization Transactions was to convert the multiple-class structure into LP Units, a single new class of units in LCFH, and an equal number of shares of Class B common stock of Ladder Capital Corp. The conversion of all of the different classes of LCFH occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of LCFH, as if it had been liquidated upon the IPO, with such value determined by the $17.00 price per share of Class A common stock sold in the IPO. The distribution of LP Units per class of outstanding units was determined pursuant to the distribution provisions set forth in LCFH’s amended and restated Limited Liability Limited Partnership Agreement (the “Amended and Restated LLLP Agreement”). In addition, in connection with the IPO, certain of LCFH’s existing investors (the “Exchanging Existing Owners”) received 33,672,192 shares of Ladder Capital Corp Class A common stock in lieu of any or all LP Units and shares of Ladder Capital Corp Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions, which resulted in Ladder Capital Corp, or a wholly-owned subsidiary of Ladder Capital Corp, owning one LP Unit for each share of Class A Common Stock so issued to the Exchanging Existing Owners.

The IPO resulted in the issuance by Ladder Capital Corp of 15,237,500 shares of Class A common stock to the public, including 1,987,500 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option, and net proceeds to Ladder Capital Corp of $238.5 million (after deducting fees and expenses associated with the IPO). In addition, in connection with the IPO, the Company granted 1,687,513 shares of restricted Class A common stock to members of management, certain directors and certain employees. As a result, the equivalent number of LP Units were issued by LCFH to Ladder Capital Corp.

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

As a result of the transactions described above, at the time of the IPO:

•
Ladder Capital Corp became the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. Accordingly, Ladder Capital Corp had a 51.0% economic interest in LCFH (which has since increased), and Ladder Capital Corp has a majority voting interest and controls the management of LCFH;

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

The Company accounted for the Reorganization Transactions as an exchange between entities under common control and recorded the net assets and shareholders’ equity of the contributed entities at historical cost.

The Reorganization Transactions and the IPO are collectively referred to as the “IPO Transactions.”

The REIT Structuring Transactions
In anticipation of the Company’s election to be subject to tax as a REIT beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described in our Annual Report on Form 10-K (the “Annual Report”) (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as taxable REIT subsidiary (“TRS”) assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.
In connection with this serialization, the Amended and Restated LLLP Agreement was amended and restated, effective as of December 5, 2014 and again as of December 31, 2014 (the “Third Amended and Restated LLLP Agreement”). Pursuant to the Third Amended and Restated LLLP Agreement, as of December 31, 2014:

•	all assets and liabilities of LCFH were allocated on LCFH’s internal books and records to either Series REIT or Series TRS of LCFH;

•	the Company serves as general partner of LCFH and of Series REIT of LCFH;

•	LC TRS I LLC (“LC TRS I”), a Delaware limited liability company wholly-owned by Series REIT of LCFH, serves as the general partner of Series TRS of LCFH;

•
each outstanding LP Unit was exchanged for one Series REIT LP Unit (which is entitled to receive profits and losses derived from REIT assets and liabilities) and one Series TRS LP Unit (which is entitled to receive profits and losses derived from TRS assets and liabilities) (collectively, “Series Units”);

•
as a result, Ladder Capital Corp owned, directly and indirectly, an aggregate of 51.9% of Series REIT of LCFH, and, through such ownership, the right to receive 51.9% of the profits and distributions of Series TRS;

•	the limited partners of LCFH owned the remaining 48.1% of each of Series REIT and Series TRS of LCFH;

•	Series REIT of LCFH, in turn, owns, directly or indirectly, 100% of the REIT series of each of its serialized subsidiaries as well as certain wholly-owned REIT subsidiaries;

•	Series TRS of LCFH owns, directly or indirectly, 100% of the TRS series of each of its serialized subsidiaries as well as certain wholly-owned TRSs;

•	Series TRS LP Units are exchangeable for an equal number of shares (“TRS Shares”) of LC TRS I (a “TRS Exchange”);

•
in order to effect the exchange of Series Units for shares of Class A common stock of the Company on a one-for-one basis (the “Class A Exchange”), holders are required to surrender (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit, and (iii) either one Series TRS LP Unit or one TRS Share; and

•	Series REIT and Series TRS have separate boards, officers, books and records, bank accounts, and tax identification numbers.

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
Also in connection with the planned REIT Election, the Company’s certificate of incorporation was amended and restated, effective as of February 27, 2015, following approval by our shareholders (the “Charter Amendment”), to, among other things, impose ownership limitations and transfer restrictions to facilitate our compliance with the REIT requirements.  To qualify as a REIT under the Code, our stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be a REIT has been made). Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer “individuals” (as defined to include certain entities such as private foundations) during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). Finally, a person actually or constructively owning 10% or more of the vote or value of the outstanding shares of our capital stock could lead to a level of affiliation between the Company and one or more of its tenants that could disqualify our revenues from the affiliated tenants and possibly jeopardize or otherwise adversely impact our qualification as a REIT.
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

In addition, our Tax Receivable Agreement with the Continuing LCFH Limited Partners (the “TRA Members”) was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I expects to benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 2 and Note 16 for further discussion of the Tax Receivable Agreement.

As of March 4, 2015, the Company has made the necessary TRS and check-the-box elections and intends to elect to be taxed as a REIT on its tax return for the year ended December 31, 2015, expected to be filed in September 2016.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Combination and Consolidation

The accompanying combined consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim combined consolidated financial statements should be read in conjunction with the audited combined consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K (“Annual Report”), as certain disclosures would substantially duplicate those contained in the audited combined consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim combined consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our combined consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. As of March 31, 2015, the Company does not have investments in VIEs.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014 and at various times during the years, balances exceeded the insured limits.

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

Restricted Cash

As of March 31, 2015 and December 31, 2014, included in other assets on the Company’s combined consolidated balance sheets are $33.2 million and $24.4 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

Revision

The Company had previously incorrectly included due to broker and due from broker amounts, which represent amounts related to purchases and sales of securities that had not settled as of the end of the period, as cash provided by (used in) operating activities rather than as non-cash investing activities. These transactions generally settle in three business days. Management evaluated the impact of the correction to the previously issued financial statements and concluded the effect was not material. However, for comparative purposes, the Company has revised the amounts in the prior quarter.

Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Federal Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

Early adoption of this ASU is permitted for financial statements that have not been previously issued. Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ending March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-4. The Company adopted this update in the quarter ended March 31, 2015 and the adoption did not have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

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

In June 2014, FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes likely to be achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial condition or results of operations.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The Company adopted this update in the quarter ending March 31, 2015 and the adoption did not have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-9, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-9 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company anticipates adopting this update in the quarter ending March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial condition or results of operations.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2015 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,793,084	$1,778,256	7.28%	1.81
Provision for loan losses	N/A	(3,250)
Total mortgage loan receivables held for investment, at amortized cost	1,793,084	1,775,006
Mortgage loan receivables held for sale	250,376	250,583	3.92%	6.94
Total	$2,043,460	$2,025,589

(1)         March 31, 2015 yields are used to calculate weighted average yield for floating rate loans.

As of March 31, 2015, $240.0 million, or 13.5%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.5 billion, or 86.5%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of March 31, 2015, $250.6 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

December 31, 2014 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,536,923	$1,524,153	7.33%	1.96
Provision for loan losses	N/A	(3,100)
Total mortgage loan receivables held for investment, at amortized cost	1,536,923	1,521,053
Mortgage loan receivables held for sale	417,955	417,955	4.31%	9.72
Total	1,954,878	1,939,008

(1)         December 31, 2014 yields are used to calculate weighted average yield for floating rate loans.

As of December 31, 2014, $231.9 million, or 15.2%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.3 billion, or 84.8%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2014, $418.0 million, or 100%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	March 31, 2015		December 31, 2014
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for sale
First mortgage loan	$250,376	$250,583	$417,955	$417,955
Total mortgage loan receivables held for sale	250,376	250,583	417,955	417,955
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	1,545,716	1,532,646	1,373,476	1,361,754
Mezzanine loan	247,368	245,610	163,447	162,399
Total mortgage loan receivables held for investment, at amortized cost	1,793,084	1,778,256	1,536,923	1,524,153

Provision for loan losses	N/A	(3,250)	N/A	(3,100)
Total	$2,043,460	$2,025,589	$1,954,878	$1,939,008

For the three months ended March 31, 2015 and 2014 the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2014	$1,521,054	$417,955
Origination of mortgage loan receivables	378,042	391,934
Repayment of mortgage loan receivables	(125,531)	(164)
Proceeds from sales of mortgage loan receivables	—	(589,169)
Realized gain on sale of mortgage loan receivables	—	30,027
Transfer between held for investment and held for sale	—	—
Accretion/amortization of discount, premium and other fees	1,591	—
Loan loss provision	(150)	—
Balance March 31, 2015	$1,775,006	$250,583

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2013	$539,078	$440,490
Origination of mortgage loan receivables	147,571	463,575
Repayment of mortgage loan receivables	(12,336)	(316)
Proceeds from sales of mortgage loan receivables	—	(783,762)
Realized gain on sale of mortgage loan receivables	—	41,303
Transfer between held for investment and held for sale	—	—
Accretion/amortization of discount, premium and other fees	817	817
Loan loss provision	(150)	—
Balance March 31, 2014	$674,980	$162,107

During the three months ended March 31, 2015 and 2014, the transfers of financial assets via sales of loans have been treated as sales under ASC 860.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of March 31, 2015 and December 31, 2014.

However, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below.  Historically, the Company has not incurred losses on any originated loans. At March 31, 2015 and December 31, 2014, there was $4.2 million and $4.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.

At March 31, 2015 and December 31, 2014, there was one loan on non-accrual status with an amortized cost of $4.6 million and an unamortized discount of $3.5 million included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Provision for Loan Losses ($ in thousands)

	Three Months Ended March 31,
	2015	2014

Provision for loan losses at beginning of period	$3,100	$2,500
Provision for loan losses	150	150
Charge-offs	—	—
Provision for loan losses at end of period	$3,250	$2,650

4. REAL ESTATE SECURITIES

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, GN construction securities and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2015 and December 31, 2014 ($ in thousands):

March 31, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS(3)	$2,089,057		$2,118,376	$43,568	$(223)	$2,161,721	143	AAA	3.33%	2.38%	4.00
CMBS interest-only(3)	6,821,719	(1)	357,427	5,338	(36)	362,729	45	AAA	0.97%	3.67%	3.35
GNMA interest-only(4)	1,309,779	(1)	59,921	894	(3,080)	57,735	34	AA+	0.82%	5.75%	5.51
GN construction securities(3)	30,064		30,754	549	(310)	30,993	4	AA+	3.88%	3.59%	9.28
GN permanent securities(3)	10,162		10,437	262	—	10,699	10	AA+	5.69%	4.98%	4.30
Total	$10,260,781		$2,576,915	$50,611	$(3,649)	$2,623,877

December 31, 2014

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS(3)	$2,247,565		$2,277,995	$28,453	$(1,038)	$2,305,410	145	AAA	3.31%	2.60%	4.23
CMBS interest-only(3)	7,239,503	(1)	376,085	2,973	(723)	378,335	41	AAA	1.04%	4.88%	3.45
GNMA interest-only(4)	1,400,141	(1)	67,544	1,035	(1,937)	66,642	34	AA+	0.85%	5.90%	4.50
GN construction securities(3)	27,538		28,178	503	(275)	28,406	4	AA+	3.89%	3.56%	9.42
GN permanent securities(3)	36,232		36,515	258	—	36,773	11	AA+	5.49%	4.94%	1.32
Total	$10,950,979		$2,786,317	$33,222	$(3,973)	$2,815,566

(1)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

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

(3)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(4)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at March 31, 2015 and December 31, 2014 ($ in thousands):

March 31, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$524,755	$685,646	$941,069	$10,251	$2,161,721
CMBS interest-only(1)	327	362,402	—	—	362,729
GNMA interest-only(2)	—	26,936	29,746	1,053	57,735
GN construction securities(1)	—	993	30,000	—	30,993
GN permanent securities(1)	—	9,179	1,520	—	10,699
Total	$525,082	$1,085,156	$1,002,335	$11,304	$2,623,877

December 31, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$474,357	$814,702	$1,016,351	$—	$2,305,410
CMBS interest-only(1)	391	370,993	6,951	—	378,335
GNMA interest-only(2)	1,356	42,105	23,181	—	66,642
GN construction securities(1)	—	507	5,183	22,716	28,406
GN permanent securities(1)	25,915	9,334	1,524	—	36,773
Total	$502,019	$1,237,641	$1,053,190	$22,716	$2,815,566

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $0.5 million in unrealized losses on securities recorded as other than temporary impairments for the three months ended March 31, 2015, included in realized gain on securities in the combined consolidated statements of income. There were no unrealized losses on securities recorded as other than temporary impairments for the three months ended March 31, 2014. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

Acquisitions

The purchase price for certain of the Company’s 2015 acquisitions was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on management’s best estimates to date. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed.

During the three months ended March 31, 2015, the Company acquired the following properties ($ in thousands):

				Purchase Price Allocation
Acquisition Date	Type	Primary Location(s)	Purchase Price	Land	Building	Intangibles	Properties	Ownership Interest (1)

Jan 2015	Net Lease	Jacksonville, NC	$7,878	$1,762	$5,152	$964	1	100.0%
Jan 2015	Net Lease	Iberia, MO	1,328	130	1,033	165	1	100.0%
Jan 2015	Net Lease	Isle, MN	1,078	120	787	171	1	100.0%
Jan 2015	Net Lease	Pine Island, MN	1,142	112	845	185	1	100.0%
Jan 2015	Net Lease	Kings Mountain, NC	21,241	1,368	19,533	340	1	100.0%
Feb 2015	Net Lease	Village of Menomonee Falls, WI	17,050	658	14,988	1,404	1	100.0%
Feb 2015	Net Lease	Rockland, MA	7,315	2,684	3,821	810	1	100.0%
Feb 2015	Net Lease	Crawfordsville, IA	6,000	347	4,975	678	1	100.0%
Feb 2015	Net Lease	Boardman Township, OH	5,400	380	4,362	658	1	100.0%
Mar 2015	Net Lease	Hilliard, OH	6,384	654	4,870	860	1	100.0%
Mar 2015	Net Lease	Weathersfield Township, OH	5,200	437	4,084	679	1	100.0%
Mar 2015	Net Lease	Rotterdam, NY	12,000	2,406	7,535	2,059	1	100.0%
Mar 2015	Net Lease	Wheaton, MO	970	73	800	97	1	100.0%
Mar 2015	Net Lease	Paynesville, MN	1,254	246	816	192	1	100.0%
Mar 2015	Net Lease	Loveland, CO	5,600	471	4,371	758	1	100.0%
Mar 2015	Net Lease	Battle Lake, MN	1,098	136	875	87	1	100.0%
Mar 2015	Net Lease	Yorktown, TX	1,207	97	1,005	105	1	100.0%
Mar 2015	Net Lease	St. Francis, MN	1,117	105	911	101	1	100.0%
Totals			$103,262	$12,186	$80,763	$10,313

(1) Properties were consolidated as of acquisition date.

During the three months ended March 31, 2014, there were no acquisitions of properties.

Sales

The Company sold the following properties during the three months ended March 31, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Various	Condominium	Las Vegas, NV	12,210	6,777	5,433	—	25
Various	Condominium	Miami, FL	9,857	7,628	2,229	—	33
Totals			$22,067	$14,405	$7,662

The Company sold the following properties during the three months ended March 31, 2014 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Various	Condominium	Las Vegas, NV	18,900	12,487	6,413	—	44
Various	Condominium	Miami, FL	1,193	905	288	—	4
Totals			$20,093	$13,392	$6,701

Real Estate Held for Sale

During the three months ended March 31, 2015, the Company entered into purchase and sale agreements to sell three single-tenant retail properties, subject to long-term net lease obligations. The Company expects the sale of these properties to occur on or before May 18, 2015 and has designated these properties as real estate held for sale in the combined consolidated statements of financial condition. The real estate held for sale, recorded at carrying value, is $21.9 million as of March 31, 2015.

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the three months ended March 31, 2015 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold or classified as held for sale during the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31,
	2015	2014

Operating lease income	$355	$313
Tenant recoveries	—	—
Depreciation and amortization	(698)	(362)
Income from properties sold	$(343)	$(49)

The following unaudited pro forma information has been prepared based upon our historical combined consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the combined consolidated financial statements and notes thereto. The unaudited pro forma combined consolidated financial information reflects the 2014 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2013 and the 2015 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2014. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations. ($ in thousands)

	Three Months Ended March 31, 2015
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$19,147	$871	$20,018
Net income	17,963	454	18,417
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(191)	—	(191)
Net (income) loss attributable to predecessor unitholders	—	—	—
Net (income) loss attributable to noncontrolling interest in operating partnership	(8,597)	(222)	(8,819)
Net income attributable to Class A common shareholders	9,175	231	9,406

	Three Months Ended March 31, 2014
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$13,213	$1,633	$14,846
Net income	18,401	318	18,719
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	191	—	191
Net (income) loss attributable to predecessor unitholders	12,628	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(18,568)	(156)	(18,724)
Net income attributable to Class A common shareholders	12,652	162	12,814

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired.

Real Estate and Related Lease Intangibles, Net

The following table presents additional detail related to our real estate portfolio ($ in thousands):

	March 31, 2015	December 31, 2014

Land	$133,611	$122,458
Building	637,150	569,774
In-place leases and other intangibles	140,788	127,359
Real estate	911,549	819,591
Less: Accumulated depreciation and amortization	(60,116)	(50,605)
Real estate held for sale and real estate and related lease intangibles, net	$851,433	$768,986

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2015	2014

Depreciation expense (1)	$5,906	$4,842
Amortization expense	3,812	2,448
Total real estate depreciation and amortization expense	$9,718	$7,290

(1)
Depreciation expense on the combined consolidated statements of income also includes $5,187 and $137,023 of depreciation on corporate fixed assets for the three months ended March 31, 2015 and 2014, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At March 31, 2015, gross intangible assets totaled $140.8 million with total accumulated amortization of $23.9 million, resulting in net intangible assets of $106.3 million, including $7.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2014, gross intangible assets totaled $127.4 million with total accumulated amortization of $19.9 million, resulting in net intangible assets of $107.5 million, including $7.4 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the three months ended March 31, 2015, the Company recorded an offset against operating lease income of $0.4 million for favorable leases, compared to $0.4 million for the three months ended March 31, 2014.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of March 31, 2015 ($ in thousands):

Period Ended December 31,	Amount

2015 (last 9 months)	$13,105
2016	15,447
2017	11,333
2018	9,386
2019	9,067
Thereafter	58,558
Total	$116,896

There were $3.6 million and $3.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

There was unencumbered real estate of $99.6 million and $85.7 million as of March 31, 2015 and December 31, 2014, respectively.

The following is a schedule of contractual future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at March 31, 2015 ($ in thousands):

Period Ended December 31,	Amount

2015 (last 9 months)	$53,320
2016	65,282
2017	61,777
2018	59,040
2019	54,446
Thereafter	482,670
Total	$776,535

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2015, the Company had an aggregate investment of $2.8 million in its equity method joint ventures with unaffiliated third parties.

As of March 31, 2015, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights as well as kick-out rights.

As of March 31, 2015, the Company owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”) which it received in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2015 and December 31, 2014 ($ in thousands):

Entity	March 31, 2015	December 31, 2014

Ladder Capital Realty Income Partnership I LP	$421	$3,898
Grace Lake JV, LLC	2,407	2,143
Company’s investment in unconsolidated joint ventures	$2,828	$6,041

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31,
Entity	2015	2014

Ladder Capital Realty Income Partnership I LP	$102	$123
Grace Lake JV, LLC	339	225
Earnings from investment in unconsolidated joint ventures	$441	$348

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership agreement, the Company was engaged as the manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100.0 million. During the three months ended March 31, 2015 and 2014, the Company recorded $62,483 and $134,460, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the three months ended March 31, 2015 and 2014, there were no sales of loans to LCRIP I. It is the Company’s policy to defer 10% of the gain on any sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I or paid off.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition.  During the three months ended March 31, 2015 and 2014, the return thresholds were met on certain assets that have been fully realized. The Company is obligated to provide LCRIP I 10% of any costs related to the assets held in its portfolio as of March 31, 2015.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2015 and 2014 ($ in thousands):

	March 31, 2015	December 31, 2014

Total assets	$82,484	$118,762
Total liabilities	78,947	81,073
Partners’/members’ capital	$3,537	$37,689

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31,
	2015	2014

Total revenues	$5,675	$7,113
Total expenses	3,764	2,591
Net income	$1,911	$4,522

7. DEBT OBLIGATIONS

The details of the Company’s debt obligations at March 31, 2015 and December 31, 2014 are as follows ($ in thousands):

March 31, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding	Committed but Unfunded	Interest Rate at March 31, 2015	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$450,000	$311,559	$138,441	1.93% - 2.68%	10/30/2016	(3)	(6)	$469,982	$472,185
Committed Loan Repurchase Facility	250,000	94,711	155,289	2.42% - 3.07%	4/10/2016	(4)	(7)	108,978	110,328
Committed Loan Repurchase Facility	450,000	265,633	184,367	2.43% - 3.17%	5/24/2016	(3)	(6)	416,869	420,266
Total Committed Loan Repurchase Facilities	1,150,000	671,903	478,097					995,829	1,002,779
Committed Securities Repurchase Facility	300,000	145,381	154,619	0.85% - 1.28%	4/30/2015	N/A	(8)	208,732	208,732
Uncommitted Securities Repurchase Facility	N/A (2)	592,130	N/A (2)	0.50% - 1.68%	Various	N/A	(8)	692,340	692,340
Total Repurchase Facilities	1,450,000	1,409,414	632,716					1,896,901	1,903,851
Borrowings Under Credit Agreement	50,000	—	50,000	N/A	1/24/2016	N/A	(9)	—	—
Borrowings Under Credit and Security Agreement	46,750	46,750	—	2.02%	10/6/2015	(5)	(10)	54,847	55,000
Revolving Credit Facility	75,000	—	75,000	N/A	2/11/2017	(3)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	N/A	525,014	N/A	4.25% - 6.75%	2018 - 2025	N/A	(12)	702,602	757,697
FHLB Financing	1,900,000	1,621,000	279,000	0.31% - 2.74%	2015 - 2024	N/A	(9)	2,356,071	2,365,934
Total Debt Obligations	$3,521,750	$3,602,178	$1,036,716					$5,010,421	$5,082,482

(1)
Collateral includes first mortgage and mezzanine real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(2)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances

(3)	Two additional twelve month periods at Company's option

(4)	One additional 364 day period at Company's option

(5)	One additional twelve month period

(6)	First mortgage commercial real estate loans

(7)	First mortgage and mezzanine commercial real estate loans

(8)	Investment grade commercial real estate securities

(9)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities

(10)	First mortgage commercial real estate loan

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Using undepreciated value of commercial real estate to approximate fair value

December 31, 2014

Debt Obligations	Committed Financing	Debt Obligations Outstanding	Committed but Unfunded	Interest Rate at December 31, 2014	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$450,000	$147,797	$302,203	2.42% - 2.66%	10/30/2016	(3)	(6)	$278,530	$279,921
Committed Loan Repurchase Facility	250,000	138,711	111,289	2.41% - 3.04%	4/10/2016	(4)	(7)	144,858	145,749
Committed Loan Repurchase Facility	450,000	222,516	227,484	2.42% - 3.16%	5/26/2015	(3)	(6)	378,573	380,344
Total Committed Loan Repurchase Facilities	1,150,000	509,024	640,976					801,961	806,014
Committed Securities Repurchase Facility	300,000	174,853	125,147	0.87% - 1.27%	4/30/2015	N/A	(8)	214,617	214,617
Uncommitted Securities Repurchase Facility	N/A (2)	747,789	N/A (2)	0.50% - 1.66%	Various	N/A	(8)	861,456	861,456
Total Repurchase Facilities	1,450,000	1,431,666	766,123					1,878,034	1,882,087
Borrowings Under Credit Agreement	50,000	11,000	39,000	2.91%	1/24/2016	N/A	(9)	—	—
Borrowings Under Credit and Security Agreement	46,750	46,750	—	2.01%	10/6/2015	(5)	(10)	54,775	55,000
Revolving Credit Facility	75,000	25,000	50,000	3.66% - 5.75%	2/11/2017	(3)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	N/A	447,410	N/A	4.25% - 6.75%	2018 - 2024	N/A	(12)	591,613	—
FHLB Financing	1,900,000	1,611,000	289,000	0.30% - 2.74%	2015 - 2024	N/A	(9)	2,068,988	2,073,955
Total Debt Obligations	$3,521,750	$3,572,826	$1,144,123					$4,593,410	$4,011,042

(1)
Collateral includes first mortgage and mezzanine real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(2)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances

(3)	Two additional twelve month periods at Company's option

(4)	One additional 364 day period at Company's option

(5)	One additional twelve month period

(6)	First mortgage commercial real estate loans

(7)	First mortgage and mezzanine commercial real estate loans

(8)	Investment grade commercial real estate securities

(9)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities

(10)	First mortgage commercial real estate loan

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Using undepreciated value of commercial real estate to approximate fair value

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into three committed master repurchase agreements, as outlined in the table above, with multiple counterparties totaling $1.2 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of March 31, 2015 and December 31, 2014.

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

On April 29, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to temporarily increase financing capacity on its facility from $300.0 million to $450.0 million to enable the financing of one of its assets. The increase in capacity terminated in accordance with its terms. On October 30, 2014, the Company amended the terms of this master repurchase agreement to increase the financing capacity from $300.0 million to $450.0 million, to temporarily increase financing capacity on its facility from $450.0 million to $650.0 million to enable the financing of one of its assets and to remove the concentration limit on balance sheet financing. The temporary increase in capacity has since terminated in accordance with its terms. On December 31, 2014, the Series of LCFH were also added as additional guarantors.

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

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 65% and 95% of the fair value of collateral.

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50.0 million credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2016 with no further extension options. Interest on the Credit Agreement is London Interbank Offered Rate (“LIBOR”) plus 275 basis points per annum payable monthly in arrears. LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the credit agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under this credit agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believes it was in compliance with all covenants as of March 31, 2015 and December 31, 2014.

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

Mortgage Loan Financing

During the three months ended March 31, 2015, the Company executed 14 term debt agreements to finance properties in its real estate portfolio. During the three months ended March 31, 2014, the Company executed one term debt agreement to finance such real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022, 2023, 2024 and 2025. These loans have carrying amounts of $525.0 million and $447.4 million, net of unamortized premiums of $7.4 million and $5.3 million at March 31, 2015 and December 31, 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.1 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2015 and 2014, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.

As of March 31, 2015, Tuebor had $1.6 billion of borrowings outstanding (with an additional $279.0 million of committed term financing available from the FHLB), with terms of overnight to 9 years, interest rates of 0.31% to 2.74%, and advance rates of 46.4% to 95.2% of the collateral. As of March 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $373.1 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $373.2 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2015.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)(2)

2015 (last 9 months)	$1,994,210
2016	637,573
2017	439,105
2018	78,228
2019	28,475
Thereafter	1,036,760
Total	$4,214,351

(1) Contractual payments under current maturities, some of which are subject to extensions.
(2) Includes $619.6 million of the Company’s senior unsecured notes. Refer to Note 8.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $900.3 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2015.

8. SENIOR UNSECURED NOTES

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.1 million loss on extinguishment of debt. The remaining $319.6 million in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2015 and December 31, 2014 are as follows ($ in thousands):

March 31, 2015

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,089,057		$2,118,376	$2,161,721	Internal model, third-party inputs	2.38%	4.00
CMBS interest-only(1)	6,821,719	(9)	357,427	362,729	Internal model, third-party inputs	3.67%	3.35
GNMA interest-only(2)	1,309,779	(9)	60,464	57,735	Internal model, third-party inputs	4.47%	5.51
GN construction securities(1)	30,064		30,754	30,993	Internal model, third-party inputs	3.59%	9.28
GN permanent securities(1)	10,162		10,438	10,699	Internal model, third-party inputs	4.98%	4.30
Mortgage loan receivable held for investment, at amortized cost	1,793,084		1,775,006	1,802,345	Discounted Cash Flow(5)	7.28%	1.81
Mortgage loan receivable held for sale	250,376		250,583	258,608	Discounted Cash Flow(6)	3.92%	6.94
FHLB stock(7)	72,340		72,340	72,340	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	81,268		N/A	164	Counterparty quotations	N/A	5.80

Liabilities:
Repurchase agreements - short-term	1,145,287		1,145,287	1,145,287	Discounted Cash Flow(3)	3.19%	0.09
Repurchase agreements - long-term	264,126		264,126	264,126	Discounted Cash Flow(4)	1.72%	1.42
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(10)	2.02%	1.52
Mortgage loan financing	518,479		525,014	542,176	Discounted Cash Flow(4)	4.25%	7.78
Borrowings from the FHLB	1,621,000		1,621,000	1,631,440	Discounted Cash Flow	0.79%	1.86
Senior unsecured notes	619,555		619,555	612,642	Broker quotations, pricing services	6.65%	4.36
Nonhedge derivatives(1)(8)	109,440		N/A	24,897	Counterparty quotations	N/A	0.81

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings

(3)
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

(5)
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

(6)	Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(7)
Fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(8)	The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(9)	Represents notional outstanding balance of underlying collateral

(10)
Fair value for borrowings under credit agreement, credit and security agreement and revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

December 31, 2014

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,247,565		$2,277,995	$2,305,409	Broker quotations, pricing services	2.60%	4.23
CMBS interest-only(1)	7,239,503	(9)	376,085	378,335	Broker quotations, pricing services	4.88%	3.45
GNMA interest-only(2)	1,400,141	(9)	67,543	66,642	Broker quotations, pricing services	5.90%	4.50
GN construction securities(1)	27,538		28,178	28,406	Broker quotations, pricing services	3.56%	9.42
GN permanent securities(1)	36,232		36,515	36,773	Broker quotations, pricing services	4.94%	1.32
Mortgage loan receivable held for investment, at amortized cost	1,536,923		1,521,053	1,540,388	Discounted Cash Flow(5)	7.33%	1.96
Mortgage loan receivable held for sale	417,955		417,955	421,991	Discounted Cash Flow(6)	4.31%	9.72
FHLB stock(7)	72,340		72,340	72,340	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	125,050		N/A	424	Counterparty quotations	N/A	3.45

Liabilities:
Repurchase agreements - short-term	1,331,603		1,331,603	1,331,603	Discounted Cash Flow(3)	1.32%	0.23
Repurchase agreements - long-term	100,062		100,062	100,062	Discounted Cash Flow(3)	1.89%	1.59
Borrowings under credit agreement	11,000		11,000	11,000	Discounted Cash Flow(10)	2.91%	1.07
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(10)	2.01%	1.77
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(10)	3.66%	2.12
Mortgage loan financing	442,753		447,410	455,846	Discounted Cash Flow(4)	4.85%	8.47
Borrowings from the FHLB	1,611,000		1,611,000	1,616,373	Discounted Cash Flow	0.79%	2.05
Senior unsecured notes	619,555		619,555	611,745	Broker quotations, pricing services	6.65%	4.61
Nonhedge derivatives(1)(8)	1,428,700		N/A	13,446	Counterparty quotations	N/A	1.41

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings

(3)
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

(5)
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

(6)	Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

(7)
Fair value of the FHLB stock approximates outstanding face amount as the Company’s wholly-owned subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

(8)	The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(9)	Represents notional outstanding balance of underlying collateral

(10)
Fair value for borrowings under credit agreement, credit and security agreement and revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2015 and December 31, 2014 ($ in thousands):

March 31, 2015

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,089,057		$—	$—	$2,161,721	$2,161,721
CMBS interest-only(1)	6,821,719	(3)	—	—	362,729	362,729
GNMA interest-only(2)	1,309,779	(3)	—	57,735	—	57,735
GN construction securities(1)	30,064		—	30,993	—	30,993
GN permanent securities(1)	10,162		—	10,699	—	10,699

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,793,084		$—	$—	$1,802,345	$1,802,345
Mortgage loan receivable held for sale	250,376		—	—	258,608	258,608
FHLB stock	72,340		—	—	72,340	72,340
Nonhedge derivatives(4)	81,268		—	164	—	164
Liabilities:						0
Repurchase agreements - short-term	1,145,287		—	44,040	1,101,247	1,145,287
Repurchase agreements - long-term	264,126		—	—	264,126	264,126
Borrowings under credit agreement	—		—	—	—	—
Borrowings under credit and security agreement	46,750		—	—	46,750	46,750
Revolving credit facility	—		—	—	—	—
Mortgage loan financing	518,479		—	—	542,176	542,176
Borrowings from the FHLB	1,621,000		—	—	1,631,440	1,631,440
Senior unsecured notes	619,555		—	—	612,642	612,642
Nonhedge derivatives(4)	109,440		—	24,897	—	24,897

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(3)	Represents notional outstanding balance of underlying collateral.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2014

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,247,565		$—	$—	$2,305,409	$2,305,409
CMBS interest-only(1)	7,239,503	(3)	—	—	378,335	378,335
GNMA interest-only(2)	1,400,141	(3)	—	66,642	—	66,642
GN construction securities(1)	27,538		—	28,406	—	28,406
GN permanent securities(1)	36,232		—	36,773	—	36,773

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	1,536,923		—	—	1,540,388	1,540,388
Mortgage loan receivable held for sale	417,955		—	—	421,991	421,991
FHLB stock	72,340		—	—	72,340	72,340
Nonhedge derivatives(4)	125,050		—	424	—	424
Liabilities:						0
Repurchase agreements - short-term	1,331,603		—	68,357	1,263,246	1,331,603
Repurchase agreements - long-term	100,062		—	—	100,062	100,062
Borrowings under credit agreement	11,000		—	—	11,000	11,000
Borrowings under credit and security agreement	46,750		—	—	46,750	46,750
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	442,753		—	—	455,846	455,846
Borrowings from the FHLB	1,611,000		—	—	1,616,373	1,616,373
Senior unsecured notes	619,555		—	—	611,745	611,745
Nonhedge derivatives(4)	1,428,700		—	13,446	—	13,446

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(3)	Represents notional outstanding balance of underlying collateral.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in level 3 of financial instruments reported at fair value on the combined consolidated statements of financial condition for the three months ended March 31, 2015. There were no changes for the three months ended March 31, 2014 ($ in thousands):

Level 3

Balance at December 31, 2014	$2,683,744
Transfer from level 2	—
Purchases	241,286
Sales	(370,337)
Paydowns/maturities	(46,891)
Amortization of premium/discount	(15,015)
Unrealized gain/(loss)	18,970
Realized gain/(loss) on sale	12,693
Balance at March 31, 2015	$2,524,450

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of March 31, 2015 and December 31, 2014 ($ in thousands):

March 31, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250	$—	$—	0.16
Futures
5-year Swap	$566,700	$18	$12,180	0.25
10-year Swap	566,100	—	6,880	0.25
Total futures	1,132,800	18	19,060
Swaps
3MO LIBOR	95,000	—	5,192	3.09
Credit Derivatives
CMBX	10,000	146	—	6.47
CDX	33,500	—	645	3.73
Total credit derivatives	43,500	146	645
Total derivatives	$1,342,550	$164	$24,897

December 31, 2014

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250	$—	$—	0.66
Futures
5-year Swap	$496,200	$108	$28	0.25
10-year Swap	842,800	104	8,258	0.25
Total futures	1,339,000	212	8,286
Swaps
3MO LIBOR	100,000	—	4,505	3.18
Credit Derivatives
CMBX	10,000	211	—	6.80
CDX	33,500	—	654	3.97
Total credit derivatives	43,500	211	654
Total derivatives	$1,553,750	$423	$13,445

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$—	$—
Futures	(10,969)	(27,038)	(38,007)
Swaps	(372)	(610)	(982)
Credit Derivatives	(54)	(96)	(150)
Total	$(11,395)	$(27,744)	$(39,139)

	Three Months Ended March 31, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(10,371)	$(14,782)	$(25,153)
Swaps	(179)	(800)	(979)
Credit Derivatives	42	(197)	(155)
Total	$(10,508)	$(15,779)	$(26,287)

The Company’s counterparties held $42.4 million and $35.8 million of cash margin as collateral for derivatives as of March 31, 2015 and December 31, 2014, respectively, which is included in cash collateral held by brokers in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of March 31, 2015 and December 31, 2014, the Company was in compliance with these requirements and not in default on its indebtedness.  As of March 31, 2015 and December 31, 2014, there was $7.6 million and $11.7 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2015 and December 31, 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2015
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$164	$—	$164	$—	$—	$164
Total	$164	$—	$164	$—	$—	$164

As of March 31, 2015
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$24,897	$—	$24,897	$—	$24,897	—
Repurchase agreements	1,409,413	—	1,409,413	1,409,413	—	—
Total	$1,434,310	$—	$1,434,310	$1,409,413	$24,897	$—

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

As of December 31, 2014
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$423	$—	$423	$—	$—	$423
Total	$423	$—	$423	$—	$—	$423

As of December 31, 2014
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$13,445	$—	$13,445	$—	$13,445	$—
Repurchase agreements	1,431,666	—	1,431,666	1,431,666	—	—
Total	$1,445,111	$—	$1,445,111	$1,431,666	$13,445	$—

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2015 and December 31, 2014 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

12. EQUITY STRUCTURE AND ACCOUNTS

A description of the IPO Transactions is included in Note 1. In addition, a description of the distribution policies of and accounting for the predecessor capital structure is also included later in this Note.

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

Cash Distributions to Predecessor Partners

Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company’s board of directors.  All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the LLLP Agreement of LCFH dated as of August 9, 2011, as amended (the “LLLP Agreement”).

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

Notwithstanding the foregoing, subject to available liquidity as determined by Company’s board of directors, the Company intends to make quarterly tax distributions equal to a partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in the LLLP Agreement) for each partner as the product of (x) the federal taxable income (or alternative minimum taxable income, as the case may be,) allocated by the Company to such partner in respect of the partnership interests of the Company held by such partner and (y) the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY, taking into account for federal income tax purposes, the deductibility of state and local taxes.

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the LLLP Agreement upon liquidation of the Operating Partnership’s assets.

Capitalized Offering Costs

As described in Note 1, the Company completed an IPO of its Class A Common Stock on February 11, 2014. Costs directly attributable to the Company’s IPO of $20.5 million were capitalized and charged against the proceeds of the IPO once completed.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the carrying value of CMBS for the three months ended March 31, 2015 ($ in thousands):

	Accumulated Other Comprehensive Income	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2014	$15,656	$14,494	$30,150
Other comprehensive income (loss)	9,588	8,914	18,502
Rebalancing of ownership percentage between Company and Operating Partnership	135	(135)	—
March 31, 2015	$25,379	$23,273	$48,652

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2015, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.3 million as of March 31, 2015.

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

Distributions to Noncontrolling Interest in the Operating Partnership

Notwithstanding the foregoing, subject to any restrictions in applicable debt financing agreements and available liquidity as determined by the board of directors of each of Series REIT of LCFH and Series TRS of LCFH, each Series must use commercially reasonable efforts to make quarterly distributions to each of its partners (including the Company) at least equal to such partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in LCFH’s Third Amended and Restated LLLP Agreement) for each partner as the product of (x) the federal taxable income (or alternative minimum taxable income, if higher) allocated by such Series to such partner in respect of the Series REIT LP Units and Series TRS LP Units held by such partner and (y) the highest marginal blended federal, state and local income tax rate (or alternative minimum taxable rate, as applicable) applicable to an individual residing in New York, NY, taking into account, for federal income tax purposes, the deductibility of state and local taxes; provided that Series TRS of LCFH may take into account, in determining the amount of tax distributions to holders of Series TRS LP Units, the amount of any distributions each such holder received from Series REIT of LCFH in excess of tax distributions.

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

14. EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the three months ended March 31, 2015 and the period February 11, 2014 through March 31, 2014 consists of the following:

($ in thousands except share amounts)	For the Three Months Ended March 31, 2015	For the Period February 11, 2014 through March 31, 2014

Basic Net income available for Class A common shareholders	$9,175	$12,652
Diluted Net income available for Class A common shareholders	$14,231	$23,513
Weighted average shares outstanding
Basic	49,986,082	48,909,692
Diluted	98,098,672	97,531,793

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the three months ended March 31, 2015 and the period February 11, 2014 through March 31, 2014 are described and presented below.

Basic Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the three months ended March 31, 2015 and the period February 11, 2014 through March 31, 2014, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three months ended March 31, 2015 and the period February 11, 2014 through March 31, 2014, respectively.

Diluted Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the three months ended March 31, 2015 and the period February 11, 2014 through March 31, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three months ended March 31, 2015 and the period February 11, 2014 through March 31, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended March 31, 2015	For the Period February 11, 2014 through March 31, 2014

Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$9,175	$12,652
Denominator:
Weighted average number of shares of Class A common stock outstanding	49,986,082	48,909,692
Basic net income per share of Class A common stock	$0.18	$0.26

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$9,175	$12,652
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income	8,596	18,568
Additional corporate tax	(3,540)	(7,707)
Diluted net income attributable to Class A common shareholders	$14,231	$23,513
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	49,986,082	48,909,692
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	47,645,531	48,537,414
Incremental shares of unvested Class A restricted stock	467,059	84,687
Diluted weighted average number of shares of Class A common stock outstanding	98,098,672	97,531,793
Diluted net income per share of Class A common stock	$0.15	$0.24

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income per share of Class A common stock.

15. STOCK BASED COMPENSATION PLANS

2008 Incentive Equity Plan

The 2008 Incentive Equity Plan of the Company, as amended in 2012, was adopted by the board of directors on September 22, 2008 (the “2008 Plan”) and provided certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives. Only one grant made to an employee pursuant to the 2008 Plan remains outstanding. All units issued under the 2008 Plan were converted to LP Units of LCFH in connection with the IPO.  Post-IPO incentive-based compensation is governed by the 2014 Omnibus Incentive Plan discussed below.

2014 Omnibus Incentive Plan

In connection with the IPO Transactions, the 2014 Ladder Capital Corp Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) was adopted by the board of directors on February 11, 2014, and provides certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives including grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards.

Reallocation Awards

On February 3, 2015, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $499,910, representing 25,742 shares of restricted Class A common stock. These restricted stock awards were allocated to the Grantees from employee forfeitures of the restricted stock awards initially granted on February 18, 2014 in connection with the IPO Transactions (the “IPO Restricted Stock Awards”) and vest on the same dates, subject to the same terms and conditions as the IPO Restricted Stock Awards described in our Annual Report.

The compensation expense related to the February 3, 2015 grants will be recognized and accrued for in the same manner as the IPO Restricted Stock Awards as well. See our Annual Report for a detailed description of the terms and accounting treatment of the IPO Restricted Stock Awards.

2015 Annual Restricted Stock Awards and Annual Option Awards

Members of management are eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2015, Annual Restricted Stock Awards were granted to our Executive Officers (each, a “Management Grantee”) with an aggregate value of $12,632,140 which represents 688,400 shares of restricted Class A common stock in connection with 2014 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris and the other Management Grantees will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2015, 2016 and 2017 if the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

The Company has elected to recognize the compensation expense related to the time-based vesting criteria of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period.  We feel that this aligns the compensation expense with the obligation of the Company.  As such, the compensation expense related to the February 18, 2015 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

1.	Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris will be expensed 1/2 each year, for two years, on an annual basis following such grant

2.
Compensation expense for restricted stock subject to time-based vesting criteria granted to the Management Grantees other than Mr. Harris, will be expensed 1/3 each year, for three years on an annual basis following such grant.

Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition.  Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

On February 18, 2015, Annual Stock Option Awards were granted to Management Grantees with an aggregate grant date fair value of $1,441,050, which represents 670,256 shares of Class A common stock subject to the Annual Stock Option Awards. The actual grant date fair values of the Annual Option Awards granted to our Management Grantees were computed in accordance with FASB ASC Topic 718 using the Black Scholes model based on the following assumptions: (1) risk-free rate of 1.79%, (2) dividend yield of 5.3%, (3) expected life of six years and (4) volatility of 24.0%.

On February 18, 2015, members of the board of directors received Annual Restricted Stock Awards with a grant date fair value of $146,103, representing 7,962 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed in full on an annual basis following such grant.

Upon a change in control (as defined in the respective award agreements), all restricted stock and option awards will become fully vested, if (1) the Management Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, the Management Grantee’s employment is terminated without Cause or due to death or disability or the Management Grantee resigns for Good Reason. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock and option awards granted.

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris will become fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. For other Management Grantees, upon the date that is on or after February 11, 2019, where the sum of the individual’s age and the individual’s number of full, completed years of employment with us or our subsidiaries is equal to or greater than sixty (the “Executive Retirement Eligibility Date”), the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the Executive Retirement Eligibility Date, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the catch up provision described above, regardless of continued employment with us our subsidiaries following the Executive Retirement Eligibility Date.

A summary of the grants is presented below ($ in thousands):

	Three Months Ended March 31,
	2015		2014
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	722,104	$13,278	1,687,513	$28,637
Stock Options	670,256	1,441	—	—

Amortization to compensation expense
Predecessor compensation expense		$—		$(290)
LP Units compensation expense		(50)		(351)
Ladder compensation expense		(3,089)		(1,684)
Total amortization to compensation expense		$(3,139)		$(2,325)

The table below presents the number of unvested shares and outstanding stock options at March 31, 2015 and changes during 2015 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at January 1, 2015	1,384,439	—	8,063
Granted	722,104	670,256	—
Exercised		—
Vested	(115,074)		(3,024)
Forfeited	—	—	—
Expired		—
Nonvested/Outstanding at March 31, 2015	1,991,469	670,256	5,039

Exercisable at March 31, 2015		—

(1)
Converted to LP Units of LCFH on February 11, 2014 in connection with IPO and then converted to an equal number of Series REIT LP Units and Series TRS LP Units on December 31, 2014.  LCFH LP Unitholders also received an equal number of shares of Class B Common stock of the Company in connection with the conversion.  Refer to Note 1, Organization and Operations for further discussion of IPO and the Reorganization Transactions.

At March 31, 2015 there was $27.5 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35 months, with a weighted-average remaining vesting period of 28.2 months.

Phantom Equity Investment Plan

LCFH maintains a Phantom Equity Investment Plan effective as of June 30, 2011 (the “Plan”). The Plan is an annual deferred compensation plan pursuant to which certain mandatory contributions were made to the Plan depending upon the participant’s specific level of compensation and to which participants also made elective contributions. See our Annual Report for a detailed description of the terms of the Plan.

On July 3, 2014 the board of directors froze the Plan, effective as of such date, so there have been no additional participants in the Plan, nor additional amounts contributed to any accounts outstanding under the Plan.  Amounts previously outstanding under the Plan will be paid in accordance with their original payment terms. As of March 31, 2015, there have been $9.5 million total contributions (net of forfeitures and payouts related to employee terminations) made to the Plan, resulting in 597,341 phantom units outstanding, of which 192,587 are unvested.

Ladder Capital Corp Deferred Compensation Plan

On July 3, 2014, the Company adopted a new, nonqualified deferred compensation plan, which was subsequently amended and restated effective March 17, 2015 (the “2014 Deferred Compensation Plan”) to set conditions for qualified retirement.  Pursuant to the 2014 Deferred Compensation Plan, participants may elect, or in some cases may be required, to defer all or a portion of their annual cash performance-based bonuses into the 2014 Deferred Compensation Plan.  Generally, if a participant’s total compensation is in excess of a certain threshold, a portion of a participant’s performance-based annual bonus is required to be deferred into the 2014 Deferred Compensation Plan. Otherwise, a portion of the participant’s annual bonus may be deferred into the 2014 Deferred Compensation Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the 2014 Deferred Compensation Plan.  See our Annual Report for a detailed description of the terms of the 2014 Deferred Compensation Plan.

In February 2015, Company employees contributed $3.4 million to the Plan. As of March 31, 2015, there have been $3.3 million total contributions (net of forfeitures and payouts related to employee terminations) made to the Plan resulting in 166,971 phantom units outstanding, of which 166,971 are unvested.

Bonus Payments

On February 3, 2015, the compensation committee of the board of directors of Ladder Capital Corp approved 2014 bonus payments to employees, including officers, totaling $62.3 million, which included $14.4 million of equity based compensation.  The bonuses were accrued for as of December 31, 2014 and paid to employees in full on February 13, 2015.  During the three months ended March 31, 2015 and 2014, the Company accrued and recorded compensation expense of $6.4 million and $12.7 million respectively, related to bonuses.

16. INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity is a Limited Liability Limited Partnership (“LLLP”), but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”).  As a result of the IPO, a portion of the Company’s income is subject to federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to NYC UBT. Because the Company is operating as a REIT effective January 1, 2015, the Company's income will generally no longer be subject to U.S. federal, state and local corporate income taxes. Income earned at the Company's taxable REIT subsidiaries will generally be subject to such taxes.

Components of the provision for income taxes consist of the following ($ in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Current expense
Federal	$856	$5,367
State and local	203	1,805
Total current expense	1,059	7,172
Deferred expense/(benefit)
Federal	1,653	(1,521)
State and local	392	(362)
Total deferred expense/(benefit)	2,045	(1,883)
Provision for Income tax (benefit) expense	$3,104	$5,289

Corporate taxes payable as of March 31, 2015 and 2014 were none and $6.7 million, respectively. NYC UBT taxes payable (receivable) at March 31, 2015 and 2014 were $0.1 million and $(0.1) million, respectively. Prepaid corporate taxes as of March 31, 2015 were $14.4 million. There were no prepaid corporate taxes as of March 31, 2014.

As of March 31, 2015 and 2014, the Company’s net deferred tax assets were $6.1 million and $1.6 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	March 31, 2015	March 31, 2014

Deferred Tax Assets
Fixed assets	$—	$933
Equity based compensation	179	950
Unrealized gains and losses	790	297
Acquisition costs	—	—
Basis difference in Operating Partnership investment	4,894	—
Section 197 intangibles	778	—
Other	—	—
Total Deferred Tax Assets	$6,641	$2,180

Deferred Tax Liabilities
Unrealized gains and losses	$—	$603
Fixed assets	386	—
Accrued expenses	—	—
Other	112	—
Total Deferred Tax Liabilities	$498	$603

Net Deferred Tax Assets/(Liabilities)	$6,143	$1,577

The Company has a deferred tax asset of $5.0 million relating to capital losses which it may only use to offset capital gains. As the realization of these assets are not more likely than not before their expiration on current operations, the Company has provided a full valuation allowance against this deferred tax asset.

Our tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2015 the tax years 2011, 2012, 2013 and 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. These tax examinations often take a long time to complete and/or settle and there can be no assurances as to the possible outcomes. However, the Company believes that the examinations will result in no material changes to the filed income tax returns.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of March 31, 2015. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of March 31, 2015 and December 31, 2014, pursuant to Tax Receivable Agreement, the Company recorded a liability of $0.9 million, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

The first payment projected to be made under the Tax Receivable Agreement is in December 2015. To determine the current amount of the payments due, the Company estimates the amount of the Tax Receivable Agreement payments that will be made within twelve months of the balance sheet date.

As described in Note 1 above, the Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than the amount that would have been paid under the original Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement.

17. RELATED PARTY TRANSACTIONS

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

The Company incurred no fees for the three months ended March 31, 2014, for loans originated in accordance with this agreement. As of March 31, 2015 and December 31, 2014, $0.6 million and $0.6 million, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expires on May 30, 2015.  Subsequent to entering into this leasing arrangement, the office space has been subleased to a third party.  Income received on the subleased office space is recorded in other income on the combined consolidated statements of income.  In 2011, the Company entered into a lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space.  The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.5 million and $0.4 million of rental expense for the three months ended March 31, 2015 and 2014, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ended December 31,	Amount

2015 (last 9 months)	$972
2016	1,198
2017	1,255
2018	1,206
2019	1,180
Thereafter	2,459
Total	$8,270

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of six to twelve months.  As of March 31, 2015, the Company’s commitment to purchase these securities at fixed prices ranging from $102.0 to $104.4 was $60.0 million, of which $52.0 million was funded, with $8.1 million remaining to be funded.  As of December 31, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 104.4 was $60.0 million, of which $49.4 million was funded, with $10.6 million remaining to be funded.  The fair value of those commitments at March 31, 2015 and 2014 was $64,854 and $63,614, respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of March 31, 2015, the Company’s off-balance sheet arrangements consisted of $127.2 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2014, the Company’s off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was comprised of $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how management reviews and manages its business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities. The real estate segment includes office buildings, condominium units and selected net leased properties. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three Months Ended March 31, 2015
Interest income	$36,056	$20,321	$—	$6	$56,383
Interest expense	(5,422)	(2,012)	(5,219)	(14,171)	(26,824)
Net interest income (expense)	30,634	18,309	(5,219)	(14,165)	29,559
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	30,484	18,309	(5,219)	(14,165)	29,409

Operating lease income	—	—	19,147	—	19,147
Tenant recoveries	—	—	2,526	—	2,526
Sale of loans, net	30,027	—	—	—	30,027
Realized gain on securities	—	12,150	—	—	12,150
Unrealized gain (loss) on Agency interest-only securities	—	(1,318)	—	—	(1,318)
Realized gain on sale of real estate, net	611	—	7,051	—	7,662
Fee income	1,484	—	11	2,046	3,541
Net result from derivative transactions	(13,950)	(25,189)	—	—	(39,139)
Earnings from investment in unconsolidated joint ventures	—	—	339	102	441
Total other income	18,172	(14,357)	29,074	2,148	35,037

Salaries and employee benefits	(2,800)	—	—	(10,958)	(13,758)
Operating expenses	69	—	—	(8,872)	(8,803)
Real estate operating expenses	—	—	(9,372)	—	(9,372)
Real estate acquisition costs	—	—	(600)	—	(600)
Fee expense	(891)	(2)	(38)	(192)	(1,123)
Depreciation and amortization	—	—	(9,718)	(5)	(9,723)
Total costs and expenses	(3,622)	(2)	(19,728)	(20,027)	(43,379)

Tax expense	—	—	—	(3,104)	(3,104)
Segment profit (loss)	$45,034	$3,950	$4,127	$(35,148)	$17,963

Total assets as of March 31, 2015	$2,025,589	$2,623,877	$853,840	$341,278	$5,844,584

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three Months Ended March 31, 2014
Interest income	$20,309	$16,505	$—	$8	$36,822
Interest expense	(2,188)	(1,265)	(3,331)	(8,057)	(14,841)
Net interest income (expense)	18,121	15,240	(3,331)	(8,049)	21,981
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	17,971	15,240	(3,331)	(8,049)	21,831

Operating lease income	—	—	13,213	—	13,213
Tenant recoveries	—	—	2,080	—	2,080
Sale of loans, net	41,303	—	—	—	41,303
Realized gain on securities	—	1,809	—	—	1,809
Unrealized gain (loss) on Agency interest-only securities	—	(1,034)	—	—	(1,034)
Realized gain on sale of real estate, net	347	—	6,346	—	6,693
Fee income	665	91	—	1,553	2,309
Net result from derivative transactions	(10,742)	(15,545)	—	—	(26,287)
Earnings from investment in unconsolidated joint ventures	—	—	348	—	348
Total other income	31,573	(14,679)	21,987	1,553	40,434

Salaries and employee benefits	(6,300)	—	—	(13,703)	(20,003)
Operating expenses	41	—	—	(3,082)	(3,041)
Real estate operating expenses	—	—	(7,602)	—	(7,602)
Real estate acquisition costs	—	—	—	—	—
Fee expense	(303)	(22)	(17)	(160)	(502)
Depreciation and amortization	—	—	(7,290)	(137)	(7,427)
Total costs and expenses	(6,562)	(22)	(14,909)	(17,082)	(38,575)

Tax expense	—	—	—	(5,289)	(5,289)
Segment profit (loss)	$42,982	$539	$3,747	$(28,867)	$18,401

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$297,958	$5,823,661

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $2.4 million and $2.1 million as of March 31, 2015 and December 31, 2014, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $0.4 million and $3.9 million as of March 31, 2015 and December 31, 2014, respectively, the Company’s investment in FHLB stock of $72.3 million and $72.3 million as of March 31, 2015 and December 31, 2014, respectively and the Company’s DTA of $6.6 million and $8.3 million as of March 31, 2015 and December 31, 2014, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Securities Repurchase Facility
On April 7, 2015, the Company executed an amendment and extension of one of its credit facilities with a major banking institution, extending the maximum term of the facility to October 31, 2016.

Committed Loan Repurchase Facility
On April 10, 2015, the Company executed an amendment and extension of one of its credit facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to April 10, 2019 and increasing the maximum funding capacity of the facility to $400.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the combined consolidated financial statements and the related notes of Ladder Capital Corp included within this Quarterly Report and the Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” within this Quarterly Report and “Risk Factors” within the Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements.  Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within the Annual Report.

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

The following historical results of operations for the three months ended March 31, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to March 31, 2014.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to March 31, 2015.

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

One of our key business strategies is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2015, we originated $9.6 billion of conduit loans, $9.3 billion of which were sold into 29 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $2.9 billion of balance sheet loans held for investment from our inception through March 31, 2015. During this timeframe, we also acquired $8.1 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.1 billion of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of whom have worked together for more than a decade. As of March 31, 2015, our management team and directors held interests in our Company comprising 13.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of March 31, 2015, we had $5.8 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.0 billion of loans, $2.6 billion of securities, and $829.5 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 45.9% and 35.3% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the three months ended March 31, 2015 and 2014, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 46.6% and 66.3% of our net revenues for the three months ended March 31, 2015 and 2014, respectively. In addition, net interest income on our investments, comprised 164.6% and 119.5% of our net income for the three months ended March 31, 2015 and 2014, respectively, and income from sales of loans, net, comprised 167.2% and 224.5% of our net income for the three months ended March 31, 2015 and 2014, respectively. See “—Reconciliation of Non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of March 31, 2015, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 73 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of March 31, 2015, we had $4.2 billion of debt financing outstanding. This financing was comprised of $1.6 billion of financing from the FHLB, $817.3 million committed secured term repurchase agreement financing, $592.1 million of other securities financing, $525.0 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”), there were no borrowings outstanding under our Credit Agreement, $46.8 million of borrowings under our Credit and Security Agreement and no borrowings outstanding under our Revolving Credit Facility. In addition, as of March 31, 2015, we had $1.0 billion of committed, undrawn funding capacity available, consisting of $50.0 million of availability under our $50.0 million Credit Facility, $75.0 million of availability under our $75.0 million Revolving Credit Facility, $279.0 million of undrawn committed FHLB financing and $632.7 million of other undrawn committed financings. As of March 31, 2015, our debt-to-equity ratio was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility.

Recent Developments

Committed Securities Repurchase Facility
On April 7, 2015, the Company executed an amendment and extension of one of its credit facilities with a major banking institution, extending the maximum term of the facility to October 31, 2016.

Committed Loan Repurchase Facility
On April 10, 2015, the Company executed an amendment and extension of one of its credit facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to April 10, 2019 and increasing the maximum funding capacity of the facility to $400.0 million.

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

	March 31, 2015	December 31, 2014

Loans
Conduit first mortgage loans	$250,583	$417,955
Balance sheet first mortgage loans	1,529,844	1,358,985
Other commercial real estate-related loans	245,162	162,068
Total loans	2,025,589	1,939,008
Securities
CMBS investments	2,524,450	2,683,745
U.S. Agency Securities investments	99,427	131,821
Total securities	2,623,877	2,815,566
Real Estate
Real estate and related lease intangibles, net	829,529	768,986
Real estate held for sale	21,904	—
Total real estate	851,433	768,986
Total investments	5,500,899	5,523,560
Cash, cash equivalents and cash collateral held by broker	131,430	118,656
Other assets	212,255	181,445
Total assets	$5,844,584	$5,823,661

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through March 31, 2015, we have originated and have funded $9.6 billion of conduit first mortgage loans and securitized $9.3 billion of such mortgage loans in 29 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, ten securitizations in 2014 and two securitizations in 2015. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the three months ended March 31, 2015 and 2014, conduit first mortgage loans remained on our balance sheet for a weighted average of 74 and 51 days prior to securitization, respectively. As of March 31, 2015, we held 9 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $250.6 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 64.2% at March 31, 2015. The Company holds these residential condominium units in its taxable REIT subsidiary.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2015, we held a portfolio of 51 balance sheet first mortgage loans with an aggregate book value of $1.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 63.3% at March 31, 2015.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of March 31, 2015, we held a portfolio of 33 other commercial real estate-related loans with an aggregate book value of $245.2 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 72.7% at March 31, 2015.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of March 31, 2015 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of March 31, 2015, the estimated fair value of our portfolio of CMBS investments totaled $2.5 billion in 181 CUSIPs ($13.9 million average investment per CUSIP). As of that date, 98.2% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 79.9% AAA/Aaa-rated securities and 18.3% of other investment grade-rated securities, including 14.4% rated AA/Aa, 1.9% rated A/A and 2% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2015, our CMBS investments had a weighted average duration of 3.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2015, by property count and market value, respectively, 42.8% and 68.4% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.7% and 31.3% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.6% to 3.3% by property count and 0.2% to 10.2% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of March 31, 2015, the estimated fair value of our portfolio of U.S. Agency Securities was $99.4 million in 48 CUSIPs ($2.1 million average investment per CUSIP), with a weighted average duration of 6.6 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2015, by market value 17.3% and 62% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 41.8% and California represented 32.7% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2015 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of March 31, 2015, we owned 64 single tenant net lease properties with an aggregate book value of $501.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2015, our net leased properties comprised a total of 3.6 million square feet and had a 100% occupancy rate, an average age since construction of 9.9 years and a weighted average remaining lease term of 16.8 years.

As of March 31, 2015, we owned 26 office buildings with an aggregate book value of $248.1 million. We owned a portfolio of 13 office buildings in Richmond, VA with a book value of $104.8 million through a separate joint venture, a portfolio of four office buildings in St. Paul, MN with a book value of $61.1 million through a separate joint venture, a 26-story office building in Minneapolis, MN with a book value of $49.5 million through a separate joint venture, a portfolio of seven office buildings in Richmond, VA with a book value of $19.0 million through a separate joint venture and a 13-story office building in Southfield, MI with a book value of $13.6 million through a separate joint venture.

Residential Real Estate.  During the three months ended March 31, 2015, we sold 25 condominium units at Veer Towers in Las Vegas, NV, generating aggregate gains on sale of $5.4 million. We intend to sell the remaining units over time. As of March 31, 2015, we owned 195 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $50.1 million through a joint venture. As of March 31, 2015, the condominium units were 56.6% rented and occupied. During the three months ended March 31, 2015, the Company recorded $0.6 million of rental income from the condominium units. The Company holds these residential condominium units in its taxable REIT subsidiary.

During the three months ended March 31, 2015, we sold 33 condominium units at Terrazas River Park Village in Miami, FL, generating aggregate gains on sale of $2.2 million. We intend to sell the remaining units over time. As of March 31, 2015, we owned 219 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $51.7 million. As of March 31, 2015, the condominium units were 83.7% rented and occupied. During the three months ended March 31, 2015, the Company recorded $1.0 million of rental income from the condominium units.

The following table, organized by tenant type and state of operation, summarizes our owned properties as of March 31, 2015. ($ amounts in thousands):

Type	Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Net Lease	Millbrook, AL	03/28/12	$6,941	2008	3/22/32	14,820	$6,376	$4,651	$1,725	$448	100.0%
Net Lease	Greenwood, AR	04/12/12	5,147	2009	6/30/34	13,650	4,763	3,449	1,314	332	100.0%
Net Lease	El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	4,197	2,987	1,210	278	100.0%
Net Lease	Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,471	2,500	971	229	100.0%
Net Lease	Loveland, CO	03/05/15	5,600	2004	12/31/29	13,813	5,600	—	5,600	350	100.0%	(7)
Net Lease	Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,916	2,819	1,097	258	100.0%
Net Lease	DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,112	827	285	98	100.0%
Net Lease	Orange City, FL	05/23/12	1,317	2011	4/30/27	9,026	1,174	797	377	103	100.0%
Net Lease	Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	952	716	236	86	100.0%
Net Lease	Conyers, GA	08/29/14	32,530	2014	4/30/29	454,281	31,937	22,864	9,073	1,937	100.0%
Net Lease	Douglasville, GA	08/12/10	5,409	2008	10/31/33	13,434	4,875	3,264	1,611	417	100.0%
Net Lease	Lilburn, GA	08/12/10	5,791	2007	10/31/32	14,752	5,115	3,474	1,641	443	100.0%
Net Lease	Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	7,220	5,335	1,885	605	100.0%
Net Lease	Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	16,343	11,784	4,559	991	100.0%
Net Lease	Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,837	7,852	2,985	660	100.0%
Net Lease	Crawfordsville, IA	02/20/15	6,000	2004	1/31/33	14,259	5,979	—	5,979	375	100.0%
Net Lease	Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	10,570	7,637	2,933	642	100.0%
Net Lease	Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,869	5,156	3,713	429	100.0%
Net Lease	Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,336	3,101	1,235	258	100.0%
Net Lease	O'Fallon, IL	08/26/14	8,000	1984	1/31/28	132,408	8,610	5,693	2,917	460	100.0%
Net Lease	Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,909	6,490	2,419	540	100.0%
Net Lease	Wichita, KS	12/14/12	7,200	2012	12/31/32	73,322	6,640	4,837	1,803	536	100.0%
Net Lease	North Dartmouth, MA	09/21/12	29,965	1989	8/31/32	103,680	26,877	19,238	7,639	2,142	100.0%
Net Lease	Pittsfield, MA	02/17/12	14,700	2011	10/29/31	85,188	13,335	11,181	2,154	1,065	100.0%
Net Lease	Rockland, MA	02/20/15	7,316	2004	8/31/37	13,566	7,419	—	7,419	457	100.0%
Net Lease	Elkton, MD	07/27/10	4,872	2008	10/31/33	13,706	4,304	2,928	1,376	380	100.0%
Net Lease	Waldorf, MD	09/21/12	18,803	1999	8/31/32	115,660	17,781	12,209	5,572	1,344	100.0%
Net Lease	Battle Lake, MN	03/25/15	1,098	2014	2/28/30	9,100	1,167	—	1,167	78	100.0%
Net Lease	Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,070	731	339	77	100.0%
Net Lease	Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,953	7,190	2,763	598	100.0%
Net Lease	Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,251	—	1,251	89	100.0%
Net Lease	Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,134	777	357	81	100.0%
Net Lease	St. Francis, MN	03/26/15	1,117	2014	1/31/30	9,002	1,179	—	1,179	79	100.0%
Net Lease	Worthington, MN	12/22/14	8,320	2010	12/17/34	62,805	8,321	—	8,321	532	100.0%	(7)
Net Lease	Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,320	904	416	94	100.0%

Type	Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Net Lease	Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,697	8,437	3,260	701	100.0%
Net Lease	Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	968	657	311	69	100.0%
Net Lease	Tupelo, MS	08/13/10	5,128	2007	1/31/33	14,691	4,543	3,090	1,453	400	100.0%
Net Lease	Jacksonville, NC	01/22/15	7,877	2014	12/31/29	55,000	7,838	5,736	2,102	517	100.0%
Net Lease	Kings Mountain, NC	01/29/15	21,241	1995	9/30/30	467,781	24,019	18,831	5,188	1,042	100.0%
Net Lease	Mooresville, NC	09/21/12	17,644	2000	8/31/32	108,528	15,827	10,867	4,960	1,261	100.0%
Net Lease	Mt. Airy, NC	12/27/12	4,492	2007	6/30/32	14,820	4,403	2,926	1,477	292	100.0%
Net Lease	Plattsmouth, NE	12/22/14	7,980	1999	12/17/34	58,019	7,982	—	7,982	511	100.0%	(7)
Net Lease	Vineland, NJ	09/21/12	22,507	2003	8/31/32	115,368	20,346	13,970	6,376	1,609	100.0%
Net Lease	Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	17,893	12,919	4,974	1,119	100.0%
Net Lease	Rotterdam, NY	03/03/15	12,000	1996	8/31/32	115,660	11,952	—	11,952	940	100.0%
Net Lease	Saratoga Springs, NY	09/21/12	20,223	1994	8/31/32	116,620	18,179	12,482	5,697	1,446	100.0%
Net Lease	Sennett, NY	09/21/12	7,476	1996	8/31/32	68,160	6,672	4,776	1,896	608	100.0%
Net Lease	Boardman Township, OH	02/20/15	5,400	2005	9/30/30	14,820	5,381	—	5,381	336	100.0%
Net Lease	Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,370	4,618	1,752	399	100.0%
Net Lease	Weathersfield Township, OH	03/02/15	5,200	2007	11/30/32	14,820	5,188	3,752	1,436	325	100.0%
Net Lease	Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,706	3,223	1,483	323	100.0%
Net Lease	Aiken, SC	12/21/12	5,926	2008	2/28/33	14,550	5,605	3,853	1,752	384	100.0%
Net Lease	Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	7,142	5,190	1,952	581	100.0%
Net Lease	Lexington, SC	06/28/10	4,732	2009	9/30/33	14,820	4,244	2,898	1,346	362	100.0%
Net Lease	Spartanburg, SC	01/14/11	3,870	2007	8/31/32	14,820	3,684	2,781	903	291	100.0%
Net Lease	Gallatin, TN	12/28/12	5,062	2007	9/30/32	14,820	4,800	3,295	1,505	329	100.0%
Net Lease	Johnson City, TN	12/21/12	5,262	2007	3/30/32	14,550	4,940	3,425	1,515	341	100.0%
Net Lease	Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	5,467	3,944	1,523	358	100.0%
Net Lease	Ooltewah, TN	12/18/12	5,703	2008	1/31/33	14,550	5,356	3,865	1,491	365	100.0%
Net Lease	Palmview, TX	12/19/12	6,820	2012	8/31/37	14,820	6,449	4,616	1,833	437	100.0%
Net Lease	Yorktown, TX	03/25/15	1,208	2015	2/28/30	10,566	1,300	—	1,300	86	100.0%
Net Lease	Abingdon, VA	12/18/12	4,688	2006	6/30/31	15,371	4,751	3,104	1,647	300	100.0%
Net Lease	Village of Menomonee Falls, WI	02/05/15	17,050	2010	3/31/26	81,503	16,968	11,657	5,311	1,137	100.0%
Total Net Lease			518,373			3,582,916	501,582	316,303	185,279	34,360
Office	Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	13,633	12,261	1,372	5,066	90.0%	(6)
Office	Minneapolis, MN	10/09/13	51,520	1960	8/31/27	393,902	49,544	40,931	8,613	4,272	90.0%	(6)
Office	St. Paul, MN	09/22/14	62,340	1900	10/1/21	677,514	61,078	49,787	11,291	11,938	97.0%	(6)
Office	Richmond, VA	06/07/13	135,000	1984	4/30/21	994,040	104,800	89,920	14,880	12,135	77.5%	(6)
Office	Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	19,001	15,815	3,186	2,378	77.5%	(6)
Total Office			286,710			2,502,237	248,056	208,714	39,342	35,789
Condominium	Miami, FL	11/21/13	80,000	2010	(4)	235,530	51,696	—	51,696	3,841	100.0%
Condominium	Las Vegas, NV	12/20/12	119,000	2006	(5)	172,270	50,099	—	50,099	2,520	98.8%	(6)

Type	Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Total Condominium			199,000			407,800	101,795	—	101,795	6,361
Total			$1,004,083			6,492,953	$851,433	$525,017	$326,416	$76,510

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms are longer.

(2)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ended December 31, 2015. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(3)	Properties were consolidated as of acquisition date.

(4)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(5)
We own, through a majority-owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. The joint venture intends to sell these units. The residential leases are generally short term in nature and are not included in the table above given the joint venture’s intention to sell the units.

(6)	See Note 13 for further information regarding noncontrolling interests.

(7)	Included in real estate held for sale on the combined consolidated balance sheets.

(8)	Non-recourse.

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. As of March 31, 2015, LCRIP I owned $4.6 million of first mortgage bridge loan assets that were financed by $1.6 million of term debt. Debt of LCRIP I is nonrecourse to the limited and general partners, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of March 31, 2015, the book value of our investment in LCRIP I was $0.4 million.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2015, Grace Lake LLC owned an office building campus with a carrying value of $67.8 million, which is net of accumulated depreciation of $13.5 million, that is financed by $75.2 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of March 31, 2015, the book value of our investment in Grace Lake LLC was $2.4 million.

Other Asset Management Activities.  As of March 31, 2015, we also managed a separate CMBS investment account for a private investor with total assets of $0.4 million. As of October 2012, we are no longer purchasing any new investments for this account.   However, we will continue to manage the existing investments until their full repayment or other disposition.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.2 billion at March 31, 2015, a $50.0 million Credit Agreement, a $46.8 million Credit and Security Agreement, a $75.0 million Revolving Credit Facility and through our FHLB membership. As of March 31, 2015, there was $671.9 million outstanding under the term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of March 31, 2015, we had total outstanding balances of $737.5 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of March 31, 2015, we had outstanding balances of $525.0 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.6 billion of borrowings from the FHLB outstanding at March 31, 2015.  As of March 31, 2015, we also had a $50.0 million Credit Agreement, with no borrowings outstanding, a $46.8 million Credit and Security Agreement, with $46.8 million of borrowings outstanding, a $75.0 million Revolving Credit Facility, with no borrowings outstanding, and $619.6 million of Notes issued and outstanding. See Note 7, Debt Obligations and Note 8, Senior Unsecured Notes in our combined consolidated financial statements for the three months ended March 31, 2015 included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of March 31, 2015, our debt-to-equity ratio was 2.8:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market currently presents substantial opportunities for new origination, as it is characterized by stabilizing property values, a low interest rate environment, and a supply/demand imbalance for financing. Over the next five years, $1.7 trillion of commercial real estate debt is scheduled to mature according to Trepp, while at the same time traditional real estate lenders such as banks and insurance companies face significant new capital and regulatory requirements.

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. For the year ended December 31, 2011, new CMBS issuance totaled $32.7 billion. For the year ended December 31, 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuance totaled $86.1 billion, a 78.1% increase over the same period in 2012. For the year ended December 31, 2014, new CMBS issuance totaled $94.1 billion, a 9.2% increase over the same period in 2013. In the first quarter of 2015, new CMBS issuance totaled $27.0 billion. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) introduced complex, comprehensive legislation into the financial industry, which will have far reaching effects on the securitization industry and its participants. There is uncertainty as to how, in the coming years, the Dodd-Frank Act may affect us or our competitors. In addition, there can be no assurance that the recovery will continue or that we will be able to find appropriate investment opportunities.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Investment overview

Investment activity in the three months ended March 31, 2015 focused on loan originations and securities investments. We originated and funded $770.0 million in principal value of commercial mortgage loans in the three months ended March 31, 2015. We acquired $243.9 million of new securities, which was offset by $370.3 million of sales and $73.0 million of amortization in the portfolio, resulting in a net decrease in our securities portfolio of $191.7 million. We also invested $103.3 million in real estate.

Investment activity in the three months ended March 31, 2014 focused on loan originations and securities investments. We originated and funded $611.1 million in principal value of commercial mortgage loans in the three months ended March 31, 2014. We acquired $201.7 million of new securities, which was offset by $58.3 million of sales and $46.7 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $96.7 million.

Operating overview

As a result of the IPO Transactions, net income attributable to Class A common shareholders for the three months ended March 31, 2015 is not comparable to net income attributable to Class A common shareholders for the three months ended March 31, 2014.

The most significant drivers of this change are the result of a significant expansion of our loan origination and investment activity year-over-year. The significant components of the change are as follows:

•
increase in net interest income of $7.6 million, primarily as a result of higher average loan receivable balances partially offset by higher interest expense as a result of higher outstanding financing obligations;

•
decrease in total other income of $5.4 million, primarily as a result of a $12.9 million decrease in net results from derivative transactions partially offset by an increase in operating lease income, tenant recoveries and realized gains on securities and realized gains on sale of real estate, net;

•
increase in total costs and expenses of $4.8 million compared to the prior year primarily as a result of additional personnel costs from additional head count, higher real estate operating and depreciation expenses related to our expanded real estate portfolio, higher costs associated with operating as a REIT and our executive compensation plans put in place at the time of our IPO, partially offset by lower incentive compensation expense due to shortfalls in actual net revenues and loan/investment production compared to budgeted amounts;

•
decrease in income tax (benefit) expense of $2.2 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to federal and state income taxes on its share of the income of the operating partnership. The Company’s election to be taxed as a REIT will be effective as of January 1, 2015.

Core Earnings, a non-GAAP measure, totaled $48.0 million for the three months ended March 31, 2015, compared to $55.3 million for the three months ended March 31, 2014. The significant components of the $7.3 million decrease in Core Earnings are an increase in net interest income of $7.6 million and an increase in operating lease income of $5.9 million more than offset by a decrease in sales of loans, net of $10.3 million and a decrease in net results from derivative transactions of $21.2 million and the increase of total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures.”

Net interest income

Interest income totaled $56.4 million for the three months ended March 31, 2015, compared to $36.8 million for the three months ended March 31, 2014. The $19.6 million increase in interest income was primarily attributable to an increase in our average investments in our loan and our securities portfolios. For the three months ended March 31, 2015, securities investments averaged $2.7 billion and loan investments averaged $2.0 billion. For the three months ended March 31, 2014, securities investments averaged $1.7 billion and loan investments averaged $982.2 million.  The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to March 31, 2014 versus the interest spreads prevailing prior to that date.

Interest expense totaled $26.8 million for the three months ended March 31, 2015, compared to $14.8 million for the three months ended March 31, 2014. The $12.0 million increase in interest expense was primarily attributable to the increase in average debt balance that are required to finance the expanded book of investment assets. For the three months ended March 31, 2015, our debt balances averaged $4.3 billion versus an average debt balance of $2.0 billion for the three months ended March 31, 2014. The unfavorable impact on interest expense attributed to the higher debt level was magnified by the addition of $300.0 million of unsecured corporate bonds (5.875% coupon rate) in August 2014, partially offset by greater use of FHLB borrowings, a lower cost source of funding than other financing sources, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2015 and 2014 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $1.9 million from $3.5 million to $5.4 million, primarily as a result of our increase in average outstanding mortgage loan financing of $501.3 million for the three months ended March 31, 2015 compared to $332.0 million for the three months ended March 31, 2014 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $29.4 million for the three months ended March 31, 2015, compared to $21.8 million for the three months ended March 31, 2014. The $7.6 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2015 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $34.2 million for the three months ended March 31, 2015, compared to $16.2 million for the three months ended March 31, 2014. The $18.0 million increase in cost of funds was primarily attributable to the increase in the average debt balance and the issuance of the 2021 Notes referred to above.

We present cost of funds, which is a non-GAAP measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of March 31, 2015, the weighted average yield on our mortgage loan receivables was 6.9%, compared to 8.7% as of March 31, 2014 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of March 31, 2015, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.2%, compared to 1.7% as of March 31, 2014. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2014 to March 31, 2015 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and greater use of securities repurchase facilities at higher cost as of March 31, 2015 versus March 31, 2014.  As of March 31, 2015, we had outstanding borrowings secured by our mortgage loan receivables equal to 45.1% of the carrying value of our mortgage loan receivables, compared to 21.9% as of March 31, 2014.

As of March 31, 2015, the weighted average yield on our real estate securities was 2.6%, compared to 4.0% as of March 31, 2014 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of March 31, 2015, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 0.8% as of March 31, 2014. The increase in the rate on borrowings against our real estate securities from March 31, 2014 to March 31, 2015 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and greater use of securities repurchase facilities at higher cost as of March 31, 2015 versus March 31, 2014. As of March 31, 2015, we had outstanding borrowings secured by our real estate securities equal to 82.4% of the carrying value of our real estate securities, compared to 63.0% as of March 31, 2014.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2015, the weighted average interest rate on mortgage borrowings against our real estate was 4.3%, compared to 4.9% as of March 31, 2014. As of March 31, 2015, we had outstanding borrowings secured by our real estate equal to 61.7% of the carrying value of our real estate, compared to 55.0% as of March 31, 2014.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended March 31, 2015 and 2014. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the three months ended March 31, 2015 and the three months ended March 31, 2014.

Operating lease income and tenant recoveries

Operating lease income totaled $19.1 million for the three months ended March 31, 2015, compared to $13.2 million for the three months ended March 31, 2014. The increase of $5.9 million was attributable to acquisitions, which increased real estate to $851.4 million at March 31, 2015 versus $603.8 million at March 31, 2014, as well as a full period of operations of properties acquired in 2014.

Tenant recoveries totaled $2.5 million for the three months ended March 31, 2015, compared to $2.1 million for the three months ended March 31, 2014. The increase of $0.4 million reflects the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional recoveries on properties acquired in 2015 and a full period of recoveries on properties acquired in 2014.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $30.0 million for the three months ended March 31, 2015, compared to $41.3 million for the three months ended March 31, 2014, a decrease of $11.3 million. In the three months ended March 31, 2015, we participated in two separate securitization transactions, selling 45 loans with an aggregate outstanding principal balance of $634.4 million. In the three months ended March 31, 2014, we participated in two securitization transactions, selling 42 loans with an aggregate outstanding principal balance of $772.4 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $17.3 million for the three months ended March 31, 2015 compared to $35.4 million for the three months ended March 31, 2014 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net, a non-GAAP measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sale of securitized loans, net of hedging and a reconciliation to income from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $12.1 million for the three months ended March 31, 2015, compared to $1.8 million for the three months ended March 31, 2014, an increase of $10.3 million. For the three months ended March 31, 2015, we sold $370.3 million of securities, comprised of $370.3 million of CMBS and no U.S. Agency Securities. For the three months ended March 31, 2014, we sold $29.6 million of CMBS securities and no U.S. Agency Securities. The increase reflects higher transaction volume and higher profit margins in 2015 as compared to 2014.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $1.3 million for the three months ended March 31, 2015, compared to a loss of $1.0 million for the three months ended March 31, 2014. The negative change of $0.3 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio during the three months ended March 31, 2015.

Income from sales of real estate, net

For the three months ended March 31, 2015, income from sales of real estate, net totaled $7.7 million compared to $6.7 million for the three months ended March 31, 2014. The increase of $1.0 million was a result of the commercial real estate and residential condominium sales discussed below.

There were no sales of commercial real estate properties during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, income from sales of residential condominiums totaled $7.7 million. We sold 25 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $5.4 million, and 33 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.2 million. During the three months ended March 31, 2014, income from sales of 44 residential condominium units from Veer Towers in Las Vegas, NV, resulted in a net gain on sale of $6.4 million, and four residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.3 million.

Other income

Fee income totaled $3.5 million for the three months ended March 31, 2015, compared to $2.3 million for the three months ended March 31, 2014. We generate fee income from the management of our institutional partnership and managed accounts as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $1.2 million increase in fee income year-over-year was primarily due to an increase in loan origination volume.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $39.1 million for the three months ended March 31, 2015, which was comprised of an unrealized loss of $11.4 million and a realized loss of $27.7 million, compared to a loss of $26.3 million which was comprised of an unrealized loss of $10.5 million and a realized loss of $15.8 million, for the three months ended March 31, 2014, a negative change of $12.9 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2015 was primarily related to a decrease in interest rates during the three months ended March 31, 2015, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized losses related to hedge terminations and unrealized losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings from investment in unconsolidated joint ventures

Total earnings from investment in unconsolidated joint ventures totaled $0.4 million for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014. Earnings from our investment in LCRIP I totaled $0.1 million for the three months ended March 31, 2015, compared to $0.1 million for the three months ended March 31, 2014. Earnings from our investment in Grace Lake totaled $0.3 million for the three months ended March 31, 2015, compared to $0.2 million for the three months ended March 31, 2014. The increase of $0.1 million reflects additional rental income during 2015.

Salaries and employee benefits

Salaries and employee benefits totaled $13.8 million for the three months ended March 31, 2015, compared to $20.0 million for the three months ended March 31, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $6.2 million in compensation expense was attributable to the decrease in incentive compensation expense in the three months ended March 31, 2015 compared the the three months ended March 31, 2014 due to shortfalls in actual net revenues and loan/investment production compared to budgeted amounts in the most recently ended quarter.

Operating expenses

Operating expenses totaled $8.8 million for the three months ended March 31, 2015, compared to $3.0 million for the three months ended March 31, 2014. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase in operating expenses is a result of increased investments in loans, securities and real estate. It is also due to higher costs associated with operating as a public company and restructuring related to the Company’s REIT election.

Real estate operating expenses

Real estate operating expenses totaled $9.4 million for the three months ended March 31, 2015, compared to $7.6 million for the three months ended March 31, 2014. The increase of $1.8 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

Real estate acquisition costs

Real estate acquisition costs totaled $0.6 million for the three months ended March 31, 2015, compared to none for the three months ended March 31, 2014. The increase of $0.6 million in real estate acquisition costs was due to the purchase of $103.3 million of real estate in the three months ended March 31, 2015, compared to none in the three months ended March 31, 2014.

Fee expense

Fee expense totaled $1.1 million for the three months ended March 31, 2015, compared to $0.5 million for the three months ended March 31, 2014. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.6 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at March 31, 2015, as compared to at March 31, 2014.

Depreciation and amortization

Depreciation and amortization totaled $9.7 million for the three months ended March 31, 2015, compared to $7.4 million for the three months ended March 31, 2014. The $2.3 million increase in depreciation and amortization is attributable to acquisitions, which increased real estate to $851.4 million at March 31, 2015 versus $603.8 million at March 31, 2014, as well as a partial period of depreciation on 2015 acquisitions and a full period of depreciation on acquisitions made in 2014.

Income tax (benefit) expense

Income tax (benefit) expense totaled $3.1 million for the three months ended March 31, 2015, compared to $5.3 million for the three months ended March 31, 2014. The decrease of $2.2 million is primarily attributable to the decrease in consolidated effective tax rate from March 31, 2014 to March 31, 2015 due to the REIT Structuring Transactions and our REIT election.

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

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, (3) the funding of our operating expenses and (4) distributions to our equity investors to comply with the REIT distribution requirements and the terms of our Third Amended and Restated LLLP Agreement. We require short-term liquidity to fund loans that we originate and hold on our combined consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment.

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

As of March 31, 2015, we had unrestricted cash and cash equivalents of $83.5 million, unencumbered loans of $605.1 million, unencumbered securities of $69.4 million and restricted cash of $81.1 million.

To maintain our qualification as a REIT under the Code, we must distribute our C corporation accumulated earnings and profits and we must annually distribute at least 90% of our taxable income. We expect that a portion of our annual distribution, as well as a one-time earnings and profits distribution, as required by the REIT rules, would be payable primarily in stock, to provide for meaningful capital retention, and would be subject to cash/stock election. The REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $373.2 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2015.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $3.6 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at March 31, 2015.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $83.5 million and $76.2 million at March 31, 2015 and December 31, 2014, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $168.9 million during the three months ended March 31, 2015, and were a net provider of cash of $295.0 million for the three months ended March 31, 2014. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2015 and December 31, 2014 are set forth in the table below ($ in thousands):

	March 31, 2015	December 31, 2014

Committed loan facilities	$671,903	$509,024
Committed securities facility	145,381	174,853
Uncommitted securities facilities	592,130	747,789
Total repurchase agreements	1,409,414	1,431,666
Borrowings under credit agreement	—	11,000
Borrowings under credit and security agreement	46,750	46,750
Revolving credit facility	—	25,000
Mortgage loan financing	525,014	447,409
Borrowings from the FHLB	1,621,000	1,611,000
Total debt obligations	3,602,178	3,572,825
Senior unsecured notes	619,555	619,555
Total financing	$4,221,733	$4,192,380

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of liquid securities), maximum leverage ratios, which are calculated in various ways and a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of March 31, 2015 and December 31, 2014. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2015.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $300.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Uncommitted securities facilities

We are party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration. As we do in the case of other secured borrowings, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

March 31, 2012	$1,551,245	$1,634,731	$1,692,270	$1,551,245	$1,634,731	$1,692,270	$—	$—	$—
June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50.0 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of March 31, 2015, there were no borrowings outstanding under this facility. There were $11.0 million of borrowings outstanding as of December 31, 2014.

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

Borrowings under Credit and Security Agreement

On October 31, 2014, we entered into a credit and security agreement with a major banking institution to finance one of our assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points. As of March 31, 2015 and December 31, 2014, there were $46.8 million and $46.8 million, respectively, of borrowings outstanding under the Company’s Credit and Security Agreement.

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

As of March 31, 2015 there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2014, there were $25.0 million of borrowings outstanding under the Revolving Credit Facility.

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the three months ended March 31, 2015, we executed 14 term debt agreements to finance real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 and 2025 and totaling $525.0 million at March 31, 2015 and $447.4 million at December 31, 2014.  These long-term nonrecourse mortgages include net unamortized premiums of $7.4 million and $5.3 million at March 31, 2015 and December 31, 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  We recorded $0.2 million and $0.1 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2015 and 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $702.6 million and $591.6 million as of March 31, 2015 and December 31, 2014, respectively.

FHLB financing

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB.  As of March 31, 2015, Tuebor had $1.6 billion of borrowings outstanding (with an additional $279.0 million of committed term financing available from the FHLB), with terms of overnight to 9 years, interest rates of 0.31% to 2.74%, and advance rates of 46.4% to 95.2% of the collateral.  As of March 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $373.1 million of first mortgage commercial real estate loans.  On May 29, 2014, Tuebor’s advance limit was increased to the lesser of $1.9 billion or 33% of Ladder Capital Corp’s total assets.  As of December 31, 2014, Tuebor had $1.6 billion of borrowings outstanding (with an additional $289.0 million of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.30% to 2.74%, and advance rates of 50% to 95.2% of the collateral.  As of December 31, 2014, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $451.8 million of first mortgage commercial real estate loans.

On September 2, 2014, the Federal Housing Finance Agency (“FHFA”) proposed a rule that would revise the requirements for financial institutions to apply for, and retain membership in, one of the 12 FHLBs.  This proposed rule would revise FHFA’s existing FHLB membership regulation to ensure that members maintain a commitment to housing finance and that the entities meeting the revised requirements can gain access to FHLB advances and the benefits of membership. Many of the provisions of the proposed rule would not be applicable to Tuebor. The most relevant and most notable provisions of the proposed rule would:

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

The comment period on the proposed rule remained open for 120 days and closed on January 12, 2014.  As of March 31, 2015, there were no changes to the Tuebor’s borrowing ability from the FHLB as a result of the proposed rule. If the rule is adopted as proposed, Tuebor’s FHLB membership would continue in effect until the Sunset Date, with the terms of the future borrowings from the FHLB wound be limited to maturity dates on or prior to the Sunset Date.  Tuebor’s total borrowings from the FHLB would be limited to 40.0% of its total assets, and Tuebor would be required to maintain at least 1.0% of its assets in the form of HML.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $373.2 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2015.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.1 million loss on extinguishment of debt. The remaining $319.6 million in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2015, Ladder Capital Corp has a 52.2% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $125.7 million for the three months ended March 31, 2015 and $12.7 million for the three months ended March 31, 2014. Repayment of real estate securities provided net cash of $73.0 million for the three months ended March 31, 2015 and $46.7 million for the three months ended March 31, 2014. The increase in principal repayments on investments is due to the growth of our loan and securities investments year over year.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $589.2 million for the three months ended March 31, 2015 and $783.8 million for the three months ended March 31, 2014.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $344.4 million for the three months ended March 31, 2015 and $29.6 million for the three months ended March 31, 2014.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $22.1 million for the three months ended March 31, 2015 and $19.9 million for the three months ended March 31, 2014.

Proceeds from the issuance of equity

For the three months ended March 31, 2015, there were no proceeds realized in connection with the issuance of equity.  There were $238.8 million proceeds realized for the issuance of equity for the three months ended March 31, 2014. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of March 31, 2015 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,994,209	$757,123	$106,703	$736,760	$3,594,796
Unsecured revolving credit facility	—	—	—	—	—
Senior unsecured notes	—	—	319,555	300,000	619,555
Interest payable(1)	67,747	133,256	84,022	88,445	373,470
Other funding obligations(2)	135,267	—	—	—	135,267
Payments pursuant to tax receivable agreement	—	862	—	—	862
Operating lease obligations	972	2,453	2,386	2,459	8,270
Total	$2,198,195	$893,694	$512,666	$1,127,664	$4,732,220

(1)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2015 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing and our commitment to purchase GN construction loan securities as of March 31, 2015.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2015, our off-balance sheet arrangements consisted of $127.2 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $124.6 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. As of December 31, 2014, our off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Our critical accounting policies have not materially changed since December 31, 2014.

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

As discussed in Note 2 to the combined consolidated financial statements included in the Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed,” whereupon they would then be included in Core Earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing Core Earnings for the period.

As more fully discussed in Note 2 to the combined consolidated financial statements included in the Annual Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and derivatives which we use to hedge asset values.

During the preparation of the Core Earnings calculation for the quarter ended September 30, 2014, the Company identified certain errors in its historical calculations, specifically the Company identified that (i) it had not appropriately considered the impact of noncontrolling interests in consolidated joint ventures in the computation of the adjustments for the real estate depreciation, amortization, and gain add-backs in the prior periods and (ii) certain tracking errors relating to unrecognized hedging derivative results. The Company believes the effect of these adjustments to the prior periods presented is immaterial to its Core Earnings as previously reported, however in order to present the comparative information consistently, we have revised previously presented Core Earnings for all impacted periods.  All such impacted previously reported Core Earnings will be revised the next time such Core Earnings are included in the Company’s filings.  A summary of the impact of the revisions on previously reported amounts is as follows ($ in thousands):

	Core Earnings
	As Reported	NCI/Depreciation Related Adjustments	Unrecognized Hedging Adjustments	As Revised

2014
Six months ended June 30, 2014	$119,147	$(1,141)	$(825)	$117,181
Three months ended June 30, 2014	62,296	(463)	14	61,847
Three months ended March 31, 2014	57,200	(1,027)	(839)	55,334

Set forth below is an unaudited reconciliation of income before taxes to Core Earnings ($ in thousands):

	Three Months Ended March 31,
	2015	2014
		(as revised)

Income before taxes	$21,068	$23,690
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	(191)	192
Our share of real estate depreciation, amortization and gain adjustments (1)	8,404	6,263
Adjustments for unrecognized derivative results (2)	11,518	19,823
Unrealized (gain) loss on agency IO securities	1,318	1,034
Premium (discount) on mortgage loan financing, net of amortization	2,131	1,191
Non-cash stock-based compensation	2,249	3,141
One-time transactional adjustment (3)	1,509	—
Core Earnings	$48,006	$55,334

		Three Months Ended March 31,
		2015	2014

(1)
Following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments amounts presented in the computation of Core Earnings in the preceding table ($ in thousands):

	Total GAAP depreciation and amortization	$9,723	$7,427
	Less: Depreciation and amortization related to non-rental property fixed assets	(5)	(137)
	Less: Non-controlling interests share of consolidated depreciation and amortization	(745)	(682)
	Our share of real estate depreciation and amortization	$8,973	$6,608

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(573)	$(348)
	Less: Non-controlling interests share of accumulated depreciation and amortization on real estate sold	4	4
	Our share of accumulated depreciation and amortization on real estate sold	$(569)	$(344)

	Our share of real estate depreciation and amortization and gain adjustments	$8,404	$6,264

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of core earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

	GAAP realized gain on sale of real estate, net	$7,662	$6,693
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(573)	(348)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$7,089	$6,345

		Three Months Ended March 31,
		2015	2014

(2)	Following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

	Hedging interest expense	$(7,336)	$(1,366)
	Hedging realized result	(20,285)	(5,098)
	Hedging unrecognized result	(11,518)	(19,823)
	Net results from derivative transactions	$(39,139)	$(26,287)

(3)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expensed and accrued for in the period incurred.

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

	Three Months Ended March 31,
	2015	2014

Number of loans	45	42
Face amount of loans sold into securitizations	$634,439	$772,385
Number of securitizations	2	2

Income from sales of securitized loans, net (1)	$30,027	$41,310
Hedge gain/(loss) related to loans securitized (2)	(12,776)	(5,949)
Income from sales of securitized loans, net of hedging	$17,251	$35,361

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Three Months Ended March 31,
	2015	2014

Income from sales of loans (non-securitized), net	$—	$(7)
Income from sales of securitized loans, net	30,027	41,310
Income from sales of loans, net	$30,027	$41,303

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Three Months Ended March 31,
	2015	2014

Hedge gain/(loss) related to lending and securities positions	$(26,363)	$(20,338)
Hedge gain/(loss) related to loans securitized	(12,776)	(5,949)
Net results from derivative transactions	$(39,139)	$(26,287)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended March 31,
	2015	2014

Interest expense	$(26,824)	$(14,841)
Net interest expense component of hedging activities (1)	(7,336)	(1,366)
Cost of funds	$(34,160)	$(16,207)

Interest income	$56,383	$36,822
Cost of funds	(34,159)	(16,207)
Interest income, net of cost of funds	$22,224	$20,615

		Three Months Ended March 31,
		2015	2014

(1)	Net interest expense component of hedging activities	$(7,336)	$(1,366)
	Hedging realized result	(20,285)	(5,098)
	Hedging unrecognized result	(11,518)	(19,823)
	Net result from derivative transactions	$(39,139)	$(26,287)

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

	Three Months Ended March 31,
	2015	2014

Net interest income after provision for loan losses	$29,409	$21,831
Total other income	35,037	40,434
Net revenues	$64,446	$62,265

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2015 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2015, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(3,912)	$45,850
Increase by 1.00%	8,489	(45,311)

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of March 31, 2015, the Company believes it was in compliance with all covenants.

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

Regulatory Risk

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all broker-dealer entities are subject. The Company established registered investment adviser subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC (the “Advisers”). The Advisers are required to be compliant with SEC requirements on an ongoing basis and are subject to multiple operating and reporting requirements to which all registered investment advisers are subject. In addition, Tuebor is subject to state regulation as a captive insurance company. If LCS, the Advisers or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision of, and with the participation of, management we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, including our registered broker-dealer, registered investment advisers and captive insurance company, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any material enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2015 to the risk factors in Item 1A in our Annual Report.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of March 31, 2015, (ii) the Combined Consolidated Statements of Income for the three months ended March 31, 2015, (iii) the Combined Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the three months ended March 31, 2015, (v) the Combined Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and (vi) the Notes to the Combined Consolidated Financial Statements.

*                                        The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed ‘filed’ for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL CORP
(Registrant)

Date: May 8, 2015	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 8, 2015	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer