Form 10-Q
period 2015-06-30
Ladder Capital Corp
filed 2015-08-06
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Class A Common Stock, $0.001 par value	55,323,173
Class B Common Stock, $0.001 par value	44,229,175

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2015

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

Ladder Capital Corp and Predecessor
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$102,877	$76,218
Cash collateral held by broker	44,455	42,438
Mortgage loan receivables held for investment, net, at amortized cost	1,740,808	1,521,053
Mortgage loan receivables held for sale	507,710	417,955
Real estate securities, available-for-sale	2,299,335	2,815,566
Real estate held for sale	48,970	—
Real estate and related lease intangibles, net	797,328	768,986
Investments in unconsolidated joint ventures	2,992	6,041
FHLB stock	69,931	72,340
Derivative instruments	1,600	423
Due from brokers	4	4
Accrued interest receivable	20,568	24,658
Other assets	81,972	68,553
Total assets	$5,718,550	$5,814,235
Liabilities and Equity
Liabilities
Debt obligations	$3,477,227	$3,572,825
Senior unsecured notes	611,357	610,129
Due to brokers	17,898	—
Derivative instruments	9,165	13,445
Amount payable pursuant to tax receivable agreement	1,339	862
Dividends payable	918	—
Accrued expenses	59,986	91,993
Other liabilities	30,136	19,774
Total liabilities	4,208,026	4,309,028
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 52,958,455 shares issued and outstanding	53	51
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 46,594,153 shares issued and outstanding	47	—
Additional paid-in capital	739,208	725,538
Retained earnings	61,417	44,187
Accumulated other comprehensive income	5,340	15,656
Total shareholders’ equity	806,065	785,432
Noncontrolling interest in operating partnership	697,009	711,674
Noncontrolling interest in consolidated joint ventures	7,450	8,101
Total equity	1,510,524	1,505,207

Total liabilities and equity	$5,718,550	$5,814,235

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net interest income
Interest income	$59,239	$45,112	$115,622	$81,934
Interest expense	27,487	16,751	54,311	31,593
Net interest income	31,752	28,361	61,311	50,341

Provision for loan losses	150	150	300	300
Net interest income after provision for loan losses	31,602	28,211	61,011	50,041

Other income
Operating lease income	20,390	12,803	39,537	26,017
Tenant recoveries	2,510	2,142	5,036	4,222
Sale of loans, net	14,524	45,419	44,551	86,721
Realized gain (loss) on securities	11,017	5,376	23,167	7,185
Unrealized gain (loss) on Agency interest-only securities	(51)	2,782	(1,369)	1,748
Realized gain on sale of real estate, net	7,278	9,060	14,940	15,753
Fee income	3,833	2,192	7,374	4,501
Net result from derivative transactions	26,787	(25,273)	(12,352)	(51,560)
Earnings from investment in unconsolidated joint ventures	164	987	605	1,336
Total other income	86,452	55,488	121,489	95,923
Costs and expenses
Salaries and employee benefits	15,947	26,483	29,705	46,486
Operating expenses	6,734	3,664	15,537	6,705
Real estate operating expenses	9,628	7,380	19,001	14,982
Real estate acquisition costs	454	—	1,054	—
Fee expense	1,463	713	2,585	1,215
Depreciation and amortization	9,954	7,018	19,677	14,445
Total costs and expenses	44,180	45,258	87,559	83,833
Income before taxes	73,874	38,441	94,941	62,131
Income tax (benefit) expense	5,177	8,199	8,282	13,488
Net income	68,697	30,242	86,659	48,643
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	684	(46)	493	145
Net loss attributable to predecessor unitholders	—	—	—	12,628
Net (income) attributable to noncontrolling interest in operating partnership	(35,171)	(17,691)	(43,768)	(36,259)
Net income attributable to Class A common shareholders	$34,210	$12,505	$43,384	$25,157

Earnings per share:
Basic	$0.68	$0.26	$0.86	$0.51
Diluted	$0.67	$0.22	$0.85	$0.46

Weighted average shares outstanding:
Basic	50,335,095	48,909,692	50,161,553	48,909,692
Diluted	50,929,538	97,617,710	98,148,577	97,714,070

Dividends per share of Class A common stock:	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$68,697	$30,242	$86,659	$48,643

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	(26,839)	22,118	4,035	37,722
Reclassification adjustment for (gains) included in net income (2)	(11,776)	(5,700)	(24,146)	(7,509)

Total other comprehensive income (loss)	(38,615)	16,418	(20,111)	30,213

Comprehensive income	30,082	46,660	66,548	78,856
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	684	(46)	493	145
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$30,766	$46,614	$67,041	$79,001
Comprehensive (income) attributable to predecessor unitholders	—	—	—	(4,380)
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(16,925)	(27,446)	(34,436)	(44,441)
Comprehensive income attributable to Class A common shareholders	$13,841	$19,168	$32,605	$30,180

(1)
Amounts are net of provision for (benefit from) of no income taxes and $4.9 million of income taxes for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.

(2)
Amounts are net of (provision for) benefit of no income taxes and $(1.2) million for the three months ended June 30, 2015 and 2014, respectively, and $(0.3) million and $(1.2) million for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)
(Unaudited)

	Predecessor's Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2014	$—	$—	$—	$—	51,432	$51	47,647	$—	$725,538	$44,187	$15,656	$711,674	$8,101	$1,505,207
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	74	74
Distributions	—	—	—	—	—	—	—	—	—	—	—	(38,423)	(232)	(38,655)
Amendment of the par value of the Class B shares from no par value per share to $0.001 per share	—	—	—	—	—	—	—	48	—	—	—	(48)	—	—
Equity based compensation	—	—	—	—	—	—	—	—	214	—	—	7,000	—	7,214
Grants of restricted stock	—	—	—	—	726	1	—		(1)	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	—	—	—	—	(195)	—	(3)	—	(3,739)	—	—	(55)	—	(3,794)
Forfeitures	—	—	—	—	(55)	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	(26,154)	—	—	—	(26,154)
Exchange of noncontrolling interest for common stock	—	—	—	—	1,050	1	(1,050)	(1)	15,306	—	380	(15,686)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	84	—	—	—	—	84
Net income (loss)	—	—	—	—	—	—	—	—	—	43,384	—	43,768	(493)	86,659
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(10,779)	(9,332)	—	(20,111)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	1,806	—	83	(1,889)	—	—
Balance, June 30, 2015	$—	$—	$—	$—	52,958	$53	46,594	$47	$739,208	$61,417	$5,340	$697,009	$7,450	$1,510,524

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)

	Predecessor's Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2013	$825,985	$290,847	$59,565	$—	—	$—	—	$—	$—	$—	$—	$—	$8,837	$1,185,234
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,841	1,841
Distributions	—	(369)	—	—	—	—	—	—	—	—	—	(47,926)	(2,207)	(50,502)
Equity based compensation	—	290	—	—	—	—	—	—	332	—	—	13,829	—	14,451
Issuance of common stock (IPO)	—	—	—	—	16,925	16	—	—	259,021	—	—	—	—	259,037
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	—	—	—	—	—	—	(10)	—	—	—	—	(125)	—	(125)
Forfeitures	—	—	—	—	(40)	—	(6)	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(20,523)	—	—	—	—	(20,523)
Reorganization transactions	(828,577)	(291,680)	(60,441)	1,180,698	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,602)	33,673	34	—	—	468,694	—	14,874	—	—	—
Exchange of predecessor LP Units for common stock	—	—	—	(697,096)	—	—	48,537	—	—	—	—	697,096	—	—
Exchange of noncontrolling interest for common stock	—	—	—	—	874	1	(874)	—	12,502	—	324	(12,827)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	152	—	—	—	—	152
Net income (loss)	(7,471)	(2,631)	(2,526)	—	—	—	—	—	—	44,187	—	66,437	(370)	97,626
Other comprehensive income	10,063	3,543	3,402	—	—	—	—	—	—	—	488	520	—	18,016
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	5,360	—	(30)	(5,330)	—	—
Balance, December 31, 2014	$—	$—	$—	$—	51,432	$51	47,647	$—	$725,538	$44,187	$15,656	$711,674	$8,101	$1,505,207

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$86,659	$48,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,677	14,445
Unrealized (gain) loss on derivative instruments	(5,351)	16,785
Unrealized (gain) loss on Agency interest-only securities	1,369	(1,748)
Provision for loan losses	300	300
Amortization of equity based compensation	7,214	6,553
Amortization of deferred financing costs included in interest expense	2,899	2,625
Amortization of premium on mortgage loan financing	(431)	(306)
Amortization of above- and below-market lease intangibles	803	345
Accretion/amortization of discount, premium and other fees on loans	(5,608)	(3,613)
Accretion/amortization of discount, premium and other fees on securities	47,808	40,820
Realized gain on sale of mortgage loan receivables held for sale	(44,551)	(86,721)
Realized gain on real estate securities	(23,167)	(7,185)
Realized gain on sale of real estate, net	(14,940)	(15,753)
Origination of mortgage loan receivables held for sale	(1,132,259)	(1,291,510)
Repayment of mortgage loan receivables held for sale	542	782
Proceeds from sales of mortgage loan receivables held for sale	1,086,513	1,727,178
Accrued interest receivable	4,090	(3,477)
Earnings on investment in unconsolidated joint ventures	(605)	(1,336)
Distributions from operations of investment in unconsolidated joint ventures	282	1,604
Deferred tax asset	(755)	—
Changes in operating assets and liabilities:
Other assets	(1,912)	(27,884)
Accrued expenses and other liabilities	(28,513)	11,727
Net cash provided by (used in) operating activities	64	432,274
Cash flows from investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	5,442	(8,004)
Purchase of derivative instruments	—	(7)
Purchases of real estate securities	(353,828)	(510,746)
Repayment of real estate securities	114,848	122,764
Proceeds from sales of real estate securities	726,986	196,481
Purchase of FHLB stock	—	(7,790)
Sale of FHLB stock	2,409	—
Origination and purchases of mortgage loan receivables held for investment	(653,662)	(575,327)
Repayment of mortgage loan receivables held for investment	439,216	78,642
Reduction (addition) of cash collateral held by broker	(7,459)	(1,471)
Addition of deposits received for loan originations	1,809	2,418
Title deposits included in other assets	(10,604)	1,660
Distributions of return of capital from investment in unconsolidated joint ventures	3,372	3,157
Purchases of real estate	(140,234)	—
Capital improvements of real estate	(1,390)	(623)
Proceeds from sale of real estate	63,778	64,902
Net cash provided by (used in) investing activities	190,683	(633,944)

	Six Months Ended June 30,
	2015	2014

Cash flows from financing activities:
Deferred financing costs	(1,308)	(2,282)
Proceeds from borrowings under debt obligations	8,807,532	7,433,122
Repayment of borrowings under debt obligations	(8,902,700)	(7,419,456)
Cash dividends paid to Class A common shareholders	(25,237)	—
Partners’ capital distributions	—	(369)
Capital distributed to noncontrolling interests in operating partnership	(38,423)	(40,442)
Capital contributed by noncontrolling interests in consolidated joint ventures	74	—
Capital distributed to noncontrolling interests in consolidated joint ventures	(232)	(1,218)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(3,794)	—
Issuance of common stock	—	259,037
Common stock offering costs	—	(20,498)
Net cash provided by (used in) financing activities	(164,088)	207,894
Net increase (decrease) in cash	26,659	6,224
Cash and cash equivalents at beginning of period	76,218	78,742
Cash and cash equivalents at end of period	$102,877	$84,966

Supplemental information:
Cash paid for interest	$52,390	$29,266
Cash paid for income taxes	$19,688	$11,417

Supplemental disclosure of non-cash investing activities:
Securities purchased, not settled	$(17,898)	$(16,866)
Securities sold, not settled	$—	$33,434
Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$—	$483,568
Exchange of predecessor LP Units for common stock	$—	$697,097
Exchange of noncontrolling interest for common stock	$15,688	$—
Change in deferred tax asset related to change in tax receivable agreement	$561	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Notes to Combined Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. As the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), Ladder Capital Corp, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2015, Ladder Capital Corp has a 53.2% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

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

Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. As of June 30, 2015, the Company does not have investments in VIEs.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014 and at various times during the years, balances exceeded the insured limits.

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

Restricted Cash

As of June 30, 2015 and December 31, 2014, included in other assets on the Company’s combined consolidated balance sheets are $35.0 million and $24.4 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $8.2 million are included in senior unsecured notes as of June 30, 2015, and unamortized debt issuance costs of $9.4 million are included in senior unsecured notes as of December 31, 2014 (previously included in other assets on the combined consolidated balance sheets). This new guidance is framed around how to account for costs related to term debt and it does not address how to present fees paid to lenders or other costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. At the June 18, 2015 Emerging Issues Task Force meeting, the SEC observer stated that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The Company considers its repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements. Refer to Note 7, Debt Obligations and Note 8, Senior Unsecured Notes.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; simplification, and minor improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but not required. As the objectives of this standard are to clarify the codification, correct unintended application of guidance, eliminate inconsistencies and to improve the codification’s presentation of guidance, the adoption of this standard is not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In May 2015, FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification (“ASC”) to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued. Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company elected to early adopt this update in the quarter ended June 30, 2015. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-4. The Company adopted this update in the quarter ended March 31, 2015, and the adoption did not have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

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

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The Company adopted this update in the quarter ended March 31, 2015, and the adoption did not have a material effect on the Company’s combined consolidated financial condition, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-9, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-9 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company anticipates adopting this update in the quarter ending March 31, 2018 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial condition or results of operations.

3. MORTGAGE LOAN RECEIVABLES

June 30, 2015 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,758,362	$1,744,208	7.74%	1.71
Provision for loan losses	N/A	(3,400)
Total mortgage loan receivables held for investment, at amortized cost	1,758,362	1,740,808
Mortgage loan receivables held for sale	507,425	507,710	4.30%	8.39
Total	$2,265,787	$2,248,518

(1)         June 30, 2015 rates are used to calculate weighted average yield for floating rate loans.

As of June 30, 2015, $385.4 million, or 22.1%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.4 billion, or 77.9%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of June 30, 2015, $507.7 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

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

(1)         December 31, 2014 rates are used to calculate weighted average yield for floating rate loans.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	June 30, 2015		December 31, 2014
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for sale
First mortgage loan	$507,425	$507,710	$417,955	$417,955
Total mortgage loan receivables held for sale	507,425	507,710	417,955	417,955
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	1,479,519	1,467,235	1,373,476	1,361,754
Mezzanine loan	278,843	276,973	163,447	162,399
Total mortgage loan receivables held for investment, at amortized cost	1,758,362	1,744,208	1,536,923	1,524,153

Provision for loan losses	N/A	(3,400)	N/A	(3,100)
Total	$2,265,787	$2,248,518	$1,954,878	$1,939,008

For the six months ended June 30, 2015 and 2014 the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2014	$1,521,054	$417,955
Origination of mortgage loan receivables	653,662	1,132,259
Repayment of mortgage loan receivables	(439,216)	(542)
Proceeds from sales of mortgage loan receivables	—	(1,086,513)
Realized gain on sale of mortgage loan receivables	—	44,551
Transfer between held for investment and held for sale	—	—
Accretion/amortization of discount, premium and other fees	5,608	—
Loan loss provision	(300)	—
Balance June 30, 2015	$1,740,808	$507,710

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2013	$539,078	$440,490
Origination of mortgage loan receivables	575,327	1,291,510
Repayment of mortgage loan receivables	(78,642)	(782)
Proceeds from sales of mortgage loan receivables	—	(1,727,178)
Realized gain on sale of mortgage loan receivables	—	86,721
Transfer between held for investment and held for sale	(12,000)	12,000
Accretion/amortization of discount, premium and other fees	2,655	958
Loan loss provision	(300)	—
Balance June 30, 2014	$1,026,118	$103,719

During the three and six months ended June 30, 2015 and 2014, the transfers of financial assets via sales of loans have been treated as sales under ASC Topic 860 — Transfers and Servicing.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of June 30, 2015 and December 31, 2014.

However, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below.  Historically, the Company has not incurred losses on any originated loans. At June 30, 2015 and December 31, 2014, there was $4.2 million and $4.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.

At June 30, 2015 and December 31, 2014, there was one loan on non-accrual status with an amortized cost of $4.6 million and an unamortized discount of $3.5 million included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Provision for Loan Losses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Provision for loan losses at beginning of period	$3,250	$2,650	$3,100	$2,500
Provision for loan losses	150	150	300	300
Charge-offs	—	—	—	—
Provision for loan losses at end of period	$3,400	$2,800	$3,400	$2,800

4. REAL ESTATE SECURITIES

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, GN construction securities and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2015 and December 31, 2014 ($ in thousands):

June 30, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS(3)	$1,834,181		$1,858,247	$11,866	$(3,094)	$1,867,019	119	AAA	3.28%	2.72%	3.48
CMBS interest-only(3)	6,742,719	(1)	344,990	1,697	(948)	345,739	43	AAA	0.92%	3.53%	3.49
GNMA interest-only(4)	959,515	(1)	44,059	—	(2,237)	41,822	27	AA+	0.81%	4.40%	5.38
GN construction securities(3)	33,206		33,964	613	(359)	34,218	4	AA+	3.88%	3.59%	9.10
GN permanent securities(3)	10,004		10,272	265	—	10,537	10	AA+	5.67%	4.95%	4.22
Total	$9,579,625		$2,291,532	$14,441	$(6,638)	$2,299,335

December 31, 2014

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS(3)	$2,247,565		$2,277,995	$28,453	$(1,038)	$2,305,410	145	AAA	3.31%	2.60%	4.23
CMBS interest-only(3)	7,239,503	(1)	376,085	2,973	(723)	378,335	41	AAA	1.04%	4.88%	3.45
GNMA interest-only(4)	1,400,141	(1)	67,544	1,035	(1,937)	66,642	34	AA+	0.85%	5.90%	4.50
GN construction securities(3)	27,538		28,178	503	(275)	28,406	4	AA+	3.89%	3.56%	9.42
GN permanent securities(3)	36,232		36,515	258	—	36,773	11	AA+	5.49%	4.94%	1.32
Total	$10,950,979		$2,786,317	$33,222	$(3,973)	$2,815,566

(1)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at June 30, 2015 and December 31, 2014 ($ in thousands):

June 30, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$520,346	$773,880	$572,793	$—	$1,867,019
CMBS interest-only(1)	180	341,541	4,018	—	345,739
GNMA interest-only(2)	18	15,350	25,832	622	41,822
GN construction securities(1)	—	1,198	33,020	—	34,218
GN permanent securities(1)	—	9,020	1,517	—	10,537
Total	$520,544	$1,140,989	$637,180	$622	$2,299,335

December 31, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$474,357	$814,702	$1,016,351	$—	$2,305,410
CMBS interest-only(1)	391	370,993	6,951	—	378,335
GNMA interest-only(2)	1,356	42,105	23,181	—	66,642
GN construction securities(1)	—	507	5,183	22,716	28,406
GN permanent securities(1)	25,915	9,334	1,524	—	36,773
Total	$502,019	$1,237,641	$1,053,190	$22,716	$2,815,566

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $0.9 million and $1.4 million in unrealized losses on securities recorded as other than temporary impairments for the three and six months ended June 30, 2015, respectively, included in realized gain on securities in the combined consolidated statements of income. There were $1.6 million in unrealized losses on securities recorded as other than temporary impairments for the three and six months ended June 30, 2014. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

Acquisitions

The purchase price for certain of the Company’s 2015 acquisitions, aggregating $35.5 million, was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on management’s best estimates to date. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed.

During the six months ended June 30, 2015, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2015	Net Lease	Jacksonville, NC	$7,878	100.0%
January 2015	Net Lease	Iberia, MO	1,328	100.0%
January 2015	Net Lease	Isle, MN	1,078	100.0%
January 2015	Net Lease	Pine Island, MN	1,142	100.0%
January 2015	Net Lease	Kings Mountain, NC	21,241	100.0%
February 2015	Net Lease	Village of Menomonee Falls, WI	17,050	100.0%
February 2015	Net Lease	Rockland, MA	7,315	100.0%
February 2015	Net Lease	Crawfordsville, IA	6,000	100.0%
February 2015	Net Lease	Boardman Township, OH	5,400	100.0%
March 2015	Net Lease	Hilliard, OH	6,384	100.0%
March 2015	Net Lease	Weathersfield Township, OH	5,200	100.0%
March 2015	Net Lease	Rotterdam, NY	12,000	100.0%
March 2015	Net Lease	Wheaton, MO	970	100.0%
March 2015	Net Lease	Paynesville, MN	1,254	100.0%
March 2015	Net Lease	Loveland, CO	5,600	100.0%
March 2015	Net Lease	Battle Lake, MN	1,098	100.0%
March 2015	Net Lease	Yorktown, TX	1,207	100.0%
March 2015	Net Lease	St. Francis, MN	1,117	100.0%
May 2015	Net Lease	Red Oak, IA	1,185	100.0%
May 2015	Net Lease	Zapata, TX	1,150	100.0%
June 2015	Net Lease	Aurora, MN	952	100.0%
June 2015	Net Lease	Canyon Lake, TX	1,377	100.0%
June 2015	Net Lease	Wheeler, TX	1,075	100.0%
June 2015	Other	Grand Rapids, MI	9,300	97.0%
June 2015	Other	Grand Rapids, MI	6,300	97.0%
June 2015	Net Lease	Bridgeport, IL	1,186	100.0%
June 2015	Net Lease	Peoria, IL	1,226	100.0%
June 2015	Net Lease	Pleasanton, TX	1,316	100.0%
June 2015	Net Lease	Wayne, NJ	9,700	100.0%
June 2015	Net Lease	Warren, MN	1,055	100.0%
June 2015	Net Lease	Tremont, IL	1,150	100.0%
Totals			$140,234

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the six months ended June 30, 2015, as follows ($ in thousands):

Purchase Price Allocation

Land	$16,506
Building	113,242
Intangibles	10,486
Total purchase price	$140,234

During the six months ended June 30, 2014, there were no acquisitions of properties.

Sales

The Company sold the following properties during the six months ended June 30, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

May 2015	Net Lease	Plattsmouth, NE	$8,440	$7,983	$457	1	—
May 2015	Net Lease	Worthington, MN	8,793	8,321	472	1	—
May 2015	Net Lease	Loveland, CO	6,249	5,600	649	1	—
Various	Condominium	Las Vegas, NV	22,939	13,517	9,422	—	50
Various	Condominium	Miami, FL	17,357	13,417	3,940	—	57
Totals			$63,778	$48,838	$14,940

The Company sold the following properties during the six months ended June 30, 2014 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

5/16/2014	Net Lease	Tilton, NH	$8,426	$6,743	$1,683	1	1
6/25/2014	Office	Richmond, VA	16,794	15,643	1,151	1	1
Various	Condominium	Las Vegas, NV	35,395	23,313	12,082	—	75
Various	Condominium	Miami, FL	4,338	3,501	837	—	16
Totals			$64,953	$49,200	$15,753

Real Estate Held for Sale

During the six months ended June 30, 2015, the Company entered into a purchase and sale agreement to sell one single-tenant retail property, subject to a long-term net lease obligation. The Company expects the sale of this property to occur on or before October 15, 2015 and has designated this property as real estate held for sale in the combined consolidated statements of financial condition. The real estate held for sale, recorded at carrying value, is $49.0 million as of June 30, 2015. There was no real estate designated as real estate held for sale as of December 31, 2014.

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the six months ended June 30, 2015 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold or classified as held for sale during the six months ended June 30, 2015, for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating lease income	$1,562	$1,483	$3,201	$3,204
Tenant recoveries	1,264	996	2,458	1,995
Depreciation and amortization	(1,355)	(1,389)	(2,565)	(2,387)
Income from properties sold	$1,471	$1,090	$3,094	$2,812

The following table summarizes income from the properties sold or classified as held for sale during the six months ended June 30, 2014, for the three and six months ended June 30, 2014 ($ in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Operating lease income	$921	$1,972
Tenant recoveries	304	555
Depreciation and amortization	(808)	(1,622)
Income from properties sold	$417	$905

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

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$20,390	$718	$21,108	$39,537	$1,530	$41,067
Net income	68,697	644	69,341	86,659	1,365	88,024
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	684	9	693	493	19	512
Net (income) loss attributable to noncontrolling interest in operating partnership	(35,171)	(306)	(35,477)	(43,768)	(647)	(44,415)
Net income attributable to Class A common shareholders	34,210	347	34,557	43,384	737	44,121

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$12,803	$817	$13,620	$26,017	$1,632	$27,649
Net income	30,242	274	30,516	48,643	1,001	49,644
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(46)	10	(36)	145	20	165
Net (income) loss attributable to predecessor unitholders	—	—	—	12,628	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(17,691)	(133)	(17,824)	(36,259)	(478)	(36,737)
Net income attributable to Class A common shareholders	12,505	150	12,655	25,157	543	25,700

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired as if incurred on January 1, 2014.

Real Estate and Related Lease Intangibles, Net

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	June 30, 2015	December 31, 2014

Land	$9,447	$—
Building	30,377	—
In-place leases and other intangibles	14,516	—
Real estate	54,340	—
Less: Accumulated depreciation and amortization	(5,370)	—
Real estate held for sale	$48,970	$—

	June 30, 2015	December 31, 2014

Land	$124,345	$122,458
Building	612,845	569,774
In-place leases and other intangibles	124,449	127,359
Real estate	861,639	819,591
Less: Accumulated depreciation and amortization	(64,311)	(50,605)
Real estate and related lease intangibles, net	$797,328	$768,986

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Depreciation expense (1)	$5,997	$4,472	$11,903	$9,314
Amortization expense	3,911	2,409	7,722	4,857
Total real estate depreciation and amortization expense	$9,908	$6,881	$19,625	$14,171

(1)
Depreciation expense on the combined consolidated statements of income also includes $46,224 and $0.1 million of depreciation on corporate fixed assets for the three months ended June 30, 2015 and 2014, respectively, and $51,411 and $0.3 million of depreciation on corporate fixed assets for the six months ended June 30, 2015 and 2014, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At June 30, 2015, gross intangible assets totaled $139.0 million with total accumulated amortization of $28.0 million, resulting in net intangible assets of $111.0 million, including $6.6 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2014, gross intangible assets totaled $127.4 million with total accumulated amortization of $19.9 million, resulting in net intangible assets of $107.5 million, including $7.4 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the three and six months ended June 30, 2015, the Company recorded an offset against operating lease income of $0.4 million and $0.8 million, respectively, for favorable leases, compared to $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2014.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of June 30, 2015 ($ in thousands):

Period Ending December 31,	Amount

2015 (last 6 months)	$8,558
2016	15,090
2017	10,976
2018	9,029
2019	8,781
Thereafter	58,528
Total	$110,962

There were $5.0 million and $3.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

There was unencumbered real estate of $66.7 million and $85.7 million as of June 30, 2015 and December 31, 2014, respectively.

The following is a schedule of contractual future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at June 30, 2015 ($ in thousands):

Period Ending December 31,	Amount

2015 (last 6 months)	$38,431
2016	69,533
2017	65,593
2018	62,880
2019	58,384
Thereafter	514,189
Total	$809,010

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2015, the Company had an aggregate investment of $3.0 million in its equity method joint ventures with unaffiliated third parties.

As of June 30, 2015, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016.

As of June 30, 2015, the Company owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”) which it received in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2015 and December 31, 2014 ($ in thousands):

Entity	June 30, 2015	December 31, 2014

Ladder Capital Realty Income Partnership I LP	$435	$3,898
Grace Lake JV, LLC	2,557	2,143
Company’s investment in unconsolidated joint ventures	$2,992	$6,041

The following is a summary of the Company’s allocated earnings based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2015	2014	2015	2014

Ladder Capital Realty Income Partnership I LP	$14	$762	$116	$886
Grace Lake JV, LLC	150	225	489	450
Earnings from investment in unconsolidated joint ventures	$164	$987	$605	$1,336

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100.0 million. During the three months ended June 30, 2015 and 2014, the Company recorded $14,964 and $94,084, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income. During the six months ended June 30, 2015 and 2014, the Company recorded $77,447 and $228,544, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the three and six months ended June 30, 2015 and 2014, there were no sales of loans to LCRIP I. It is the Company’s policy to defer 10% of the gain on any sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I or repaid.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition.  During the three and six months ended June 30, 2015 and 2014, the return thresholds were met on certain assets that have been fully realized. The Company is obligated to provide LCRIP I 10% of any costs related to the assets held in its portfolio as of June 30, 2015.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014

Total assets	$81,625	$118,762
Total liabilities	76,896	81,073
Partners’/members’ capital	$4,729	$37,689

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total revenues	$4,788	$6,870	$10,463	$13,982
Total expenses	3,596	1,963	7,360	4,554
Net income	$1,192	$4,907	$3,103	$9,428

7. DEBT OBLIGATIONS

The details of the Company’s debt obligations at June 30, 2015 and December 31, 2014 are as follows ($ in thousands):

June 30, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding	Committed but Unfunded	Interest Rate at June 30, 2015	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$450,000	$172,279	$277,721	1.94% - 2.69%	10/30/2016	(3)	(6)	$245,103	$245,577
Committed Loan Repurchase Facility	400,000	121,984	278,016	2.44% - 3.44%	4/10/2016	(4)	(7)	204,042	204,843
Committed Loan Repurchase Facility	450,000	223,907	226,093	2.44% - 3.19%	5/24/2016	(3)	(6)	376,589	379,171
Total Committed Loan Repurchase Facilities	1,300,000	518,170	781,830					825,734	829,591
Committed Securities Repurchase Facility	300,000	124,202	175,798	0.88% - 1.28%	10/31/2016	N/A	(8)	203,876	203,876
Uncommitted Securities Repurchase Facility	N/A (2)	414,008	N/A (2)	0.50% - 1.68%	Various	N/A	(8)	484,652	484,652
Total Repurchase Facilities	1,600,000	1,056,380	957,628					1,514,262	1,518,119
Borrowings Under Credit Agreement	50,000	12,000	38,000	2.94%	1/24/2016	N/A	(9)	21,286	22,372
Borrowings Under Credit and Security Agreement	46,750	46,750	—	2.04%	10/6/2015	(5)	(10)	54,922	55,000
Revolving Credit Facility	75,000	75,000	—	3.69%	2/11/2017	(3)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	529,097	529,097	—	4.25% - 6.75%	2018 - 2025	N/A	(12)	690,969	755,462
FHLB Financing	2,265,786	1,758,000	507,786	0.25% - 2.74%	2015 - 2024	N/A	(9)	2,441,194	2,450,305
Total Debt Obligations	$4,566,633	$3,477,227	$1,503,414					$4,722,633	$4,801,258

(1)
Collateral includes first mortgage and mezzanine real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(2)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances

(3)	Two additional twelve month periods at Company's option

(4)	Three additional 364 day periods at Company's option

(5)	One additional twelve month period

(6)	First mortgage commercial real estate loans

(7)	First mortgage and mezzanine commercial real estate loans

(8)	Investment grade commercial real estate securities

(9)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities

(10)	First mortgage commercial real estate loan

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Using undepreciated value of commercial real estate to approximate fair value

December 31, 2014

Debt Obligations	Committed Financing	Debt Obligations Outstanding	Committed but Unfunded	Interest Rate at December 31, 2014	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$450,000	$147,796	$302,204	2.42% - 2.66%	10/30/2016	(3)	(6)	$278,530	$279,921
Committed Loan Repurchase Facility	250,000	138,711	111,289	2.41% - 3.04%	4/10/2016	(4)	(7)	144,858	145,749
Committed Loan Repurchase Facility	450,000	222,516	227,484	2.42% - 3.16%	5/26/2015	(3)	(6)	378,573	380,344
Total Committed Loan Repurchase Facilities	1,150,000	509,023	640,977					801,961	806,014
Committed Securities Repurchase Facility	300,000	174,853	125,147	0.87% - 1.27%	4/30/2015	N/A	(8)	214,617	214,617
Uncommitted Securities Repurchase Facility	N/A (2)	747,789	N/A (2)	0.50% - 1.66%	Various	N/A	(8)	861,456	861,456
Total Repurchase Facilities	1,450,000	1,431,665	766,124					1,878,034	1,882,087
Borrowings Under Credit Agreement	50,000	11,000	39,000	2.91%	1/24/2016	N/A	(9)	—	—
Borrowings Under Credit and Security Agreement	46,750	46,750	—	2.01%	10/6/2015	(5)	(10)	54,775	55,000
Revolving Credit Facility	75,000	25,000	50,000	3.66% - 5.75%	2/11/2017	(3)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	447,410	447,410	—	4.25% - 6.75%	2018 - 2024	N/A	(12)	591,613	637,271
FHLB Financing	1,900,000	1,611,000	289,000	0.30% - 2.74%	2015 - 2024	N/A	(9)	2,068,988	2,073,955
Total Debt Obligations	$3,969,160	$3,572,825	$1,144,124					$4,593,410	$4,648,313

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

(12)	Using undepreciated value of commercial real estate to approximate fair value

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into three committed master repurchase agreements, as outlined in the table above, with multiple counterparties totaling $1.3 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of June 30, 2015 and December 31, 2014.

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

On June 17, 2014, the Company amended the terms of its master repurchase agreement with a major U.S. bank to finance loans the Company originates to increase the maximum advance rate available on all classes of assets.

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

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50.0 million credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2016 with no further extension options. Interest on the Credit Agreement is London Interbank Offered Rate (“LIBOR”) plus 275 basis points per annum payable monthly in arrears. LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the credit agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under this credit agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believes it was in compliance with all covenants as of June 30, 2015 and December 31, 2014.

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

Mortgage Loan Financing

During the six months ended June 30, 2015, the Company executed 20 term debt agreements to finance properties in its real estate portfolio. During the six months ended June 30, 2014, the Company executed one term debt agreement to finance such real estate. These nonrecourse debt agreements are fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022, 2023, 2024 and 2025. These loans have carrying amounts of $529.1 million and $447.4 million, net of unamortized premiums of $7.1 million and $5.3 million at June 30, 2015 and December 31, 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.4 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2015, respectively. The Company recorded $0.2 million and $0.3 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $691.0 million and $591.6 million as of June 30, 2015 and December 31, 2014, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On June 26, 2015, Tuebor’s advance limit was increased to the lesser of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity.

As of June 30, 2015, Tuebor had $1.8 billion of borrowings outstanding (with an additional $507.8 million of committed term financing available from the FHLB), with terms of overnight to nine years, interest rates of 0.25% to 2.74%, and advance rates of 48.8% to 95.2% of the collateral. As of June 30, 2015, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $704.6 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $378.8 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2015.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)(2)

2015 (last 6 months)	$1,448,702
2016	1,037,702
2017	455,958
2018	78,323
2019	28,517
Thereafter	1,040,453
Total	$4,089,655

(1) Contractual payments under current maturities, some of which are subject to extensions.
(2) Includes $611.4 million of the Company’s senior unsecured notes. Refer to Note 8.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $900.3 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2015.

8. SENIOR UNSECURED NOTES

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $8.2 million are included in senior unsecured notes as of June 30, 2015, and unamortized debt issuance costs of $9.4 million are included in senior unsecured notes as of December 31, 2014 (previously included in other assets on the combined consolidated balance sheets).

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2015 and December 31, 2014 are as follows ($ in thousands):

June 30, 2015

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,834,181		$1,858,247	$1,867,019	Internal model, third-party inputs	2.72%	3.48
CMBS interest-only(1)	6,742,719	(9)	344,990	345,739	Internal model, third-party inputs	3.53%	3.49
GNMA interest-only(2)	959,516	(9)	44,059	41,822	Internal model, third-party inputs	4.40%	5.38
GN construction securities(1)	33,206		33,964	34,218	Internal model, third-party inputs	3.59%	9.10
GN permanent securities(1)	10,004		10,272	10,537	Internal model, third-party inputs	4.95%	4.22
Mortgage loan receivable held for investment, at amortized cost	1,758,362		1,740,808	1,760,986	Discounted Cash Flow(5)	7.74%	1.71
Mortgage loan receivable held for sale	507,425		507,710	517,337	Discounted Cash Flow(6)	4.30%	8.39
FHLB stock(7)	69,931		69,931	69,931	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	351,700		N/A	1,600	Counterparty quotations	N/A	0.91

Liabilities:
Repurchase agreements - short-term	751,296		751,296	751,296	Discounted Cash Flow(3)	1.59%	0.40
Repurchase agreements - long-term	305,084		305,084	305,084	Discounted Cash Flow(4)	1.26%	1.37
Borrowings under credit agreement	12,000		12,000	12,000	Discounted Cash Flow(10)	2.94%	0.08
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(10)	2.04%	1.27
Revolving credit facility	75,000		75,000	75,000	Discounted Cash Flow(10)	3.69%	0.08
Mortgage loan financing	523,055		529,097	533,688	Discounted Cash Flow(4)	4.85%	8.22
Borrowings from the FHLB	1,758,000		1,758,000	1,764,072	Discounted Cash Flow	0.76%	1.57
Senior unsecured notes	619,555		619,555	624,087	Broker quotations, pricing services	6.65%	4.11
Nonhedge derivatives(1)(8)	1,017,900		N/A	9,165	Counterparty quotations	N/A	1.80

December 31, 2014

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,247,565		$2,277,995	$2,305,409	Broker quotations, pricing services	2.60%	4.23
CMBS interest-only(1)	7,239,503	(9)	376,085	378,335	Broker quotations, pricing services	4.88%	3.45
GNMA interest-only(2)	1,400,141	(9)	67,543	66,642	Broker quotations, pricing services	5.90%	4.50
GN construction securities(1)	27,538		28,178	28,406	Broker quotations, pricing services	3.56%	9.42
GN permanent securities(1)	36,232		36,515	36,773	Broker quotations, pricing services	4.94%	1.32
Mortgage loan receivable held for investment, at amortized cost	1,536,923		1,521,053	1,540,388	Discounted Cash Flow(5)	7.33%	1.96
Mortgage loan receivable held for sale	417,955		417,955	421,991	Discounted Cash Flow(6)	4.31%	9.72
FHLB stock(7)	72,340		72,340	72,340	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	125,050		N/A	424	Counterparty quotations	N/A	3.45

Liabilities:
Repurchase agreements - short-term	1,331,603		1,331,603	1,331,603	Discounted Cash Flow(3)	1.32%	0.23
Repurchase agreements - long-term	100,062		100,062	100,062	Discounted Cash Flow(3)	1.89%	1.59
Borrowings under credit agreement	11,000		11,000	11,000	Discounted Cash Flow(10)	2.91%	1.07
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(10)	2.01%	1.77
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(10)	3.66%	2.12
Mortgage loan financing	442,753		447,410	455,846	Discounted Cash Flow(4)	4.85%	8.47
Borrowings from the FHLB	1,611,000		1,611,000	1,616,373	Discounted Cash Flow	0.79%	2.05
Senior unsecured notes	619,555		619,555	611,745	Broker quotations, pricing services	6.65%	4.61
Nonhedge derivatives(1)(8)	1,428,700		N/A	13,446	Counterparty quotations	N/A	1.41

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2015 and December 31, 2014 ($ in thousands):

June 30, 2015

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,834,181		$—	$—	$1,867,019	$1,867,019
CMBS interest-only(1)	6,742,719	(3)	—	—	345,739	345,739
GNMA interest-only(2)	959,516	(3)	—	41,822	—	41,822
GN construction securities(1)	33,206		—	34,218	—	34,218
GN permanent securities(1)	10,004		—	10,537	—	10,537
Nonhedge derivatives(4)	351,700		—	1,600	—	1,600
			$—	$88,177	$2,212,758	$2,300,935
Liabilities:
Nonhedge derivatives(4)	1,017,900		$—	$9,165	$—	$9,165

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,758,362		$—	$—	$1,760,986	$1,760,986
Mortgage loan receivable held for sale	507,425		—	—	517,337	517,337
FHLB stock	69,931		—	—	69,931	69,931
			$—	$—	$2,348,254	$2,348,254
Liabilities:						0
Repurchase agreements (short-term)	751,296		$—	$39,465	$711,831	$751,296
Repurchase agreements (long-term)	305,084		—	—	305,084	305,084
Borrowings under credit agreement	12,000		—	—	12,000	12,000
Borrowings under credit and security agreement	46,750		—	—	46,750	46,750
Revolving credit facility	75,000		—	—	75,000	75,000
Mortgage loan financing	523,055		—	—	533,688	533,688
Borrowings from the FHLB	1,758,000		—	—	1,764,072	1,764,072
Senior unsecured notes	619,555		—	—	624,087	624,087
			$—	$39,465	$4,072,512	$4,111,977

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(3)	Represents notional outstanding balance of underlying collateral.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2014

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,247,565		$—	$—	$2,305,409	$2,305,409
CMBS interest-only(1)	7,239,503	(3)	—	—	378,335	378,335
GNMA interest-only(2)	1,400,141	(3)	—	66,642	—	66,642
GN construction securities(1)	27,538		—	28,406	—	28,406
GN permanent securities(1)	36,232		—	36,773	—	36,773
Nonhedge derivatives(4)	125,050		—	424	—	424
			$—	$132,245	$2,683,744	$2,815,989
Liabilities:
Nonhedge derivatives(4)	1,428,700		—	13,446	—	13,446

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	1,536,923		—	—	1,540,388	1,540,388
Mortgage loan receivable held for sale	417,955		—	—	421,991	421,991
FHLB stock	72,340		—	—	72,340	72,340
			$—	$—	$2,034,719	$2,034,719
Liabilities:						0
Repurchase agreements (short-term)	1,331,603		—	68,357	1,263,246	1,331,603
Repurchase agreements (long-term)	100,062		—	—	100,062	100,062
Borrowings under credit agreement	11,000		—	—	11,000	11,000
Borrowings under credit and security agreement	46,750		—	—	46,750	46,750
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	442,753		—	—	455,846	455,846
Borrowings from the FHLB	1,611,000		—	—	1,616,373	1,616,373
Senior unsecured notes	619,555		—	—	611,745	611,745
			$—	$68,357	$4,130,022	$4,198,379

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(3)	Represents notional outstanding balance of underlying collateral.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in level 3 of financial instruments reported at fair value on the combined consolidated statements of financial condition for the six months ended June 30, 2015. There were no changes for the six months ended June 30, 2014 ($ in thousands):

Level 3

Balance at December 31, 2014	$2,683,744
Transfer from level 2	—
Purchases	365,848
Sales	(721,210)
Paydowns/maturities	(88,559)
Amortization of premium/discount	(30,666)
Unrealized gain/(loss)	(20,144)
Realized gain/(loss) on sale	23,745
Balance at June 30, 2015	$2,212,758

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of June 30, 2015 and December 31, 2014 ($ in thousands):

June 30, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$487,900	$—	$2,394	0.25
10-year Swap	758,200	1,417	2,284	0.25
Total futures	1,246,100	1,417	4,678
Swaps
3MO LIBOR	80,000	—	3,937	3.41
Credit Derivatives
CMBX	33,500	—	550	3.48
CDX	10,000	183	—	6.04
Total credit derivatives	43,500	183	550
Total derivatives	$1,369,600	$1,600	$9,165

December 31, 2014

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250	$—	$—	0.66
Futures
5-year Swap	496,200	108	28	0.25
10-year Swap	842,800	104	8,258	0.25
Total futures	1,339,000	212	8,286
Swaps
3MO LIBOR	100,000	—	4,505	3.18
Credit Derivatives
CMBX	10,000	211	—	6.80
CDX	33,500	—	654	3.97
Total credit derivatives	43,500	211	654
Total derivatives	$1,553,750	$423	$13,445

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 ($ in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$15,782	$10,627	$26,409	$4,813	$(16,410)	$(11,597)
Swaps	834	(488)	346	462	(1,099)	(637)
Credit Derivatives	129	(97)	32	75	(193)	(118)
Total	$16,745	$10,042	$26,787	$5,350	$(17,702)	$(12,352)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$(7)	$(7)	$—	$(7)	$(7)
Futures	(5,462)	(18,090)	(23,552)	$(15,834)	$(32,871)	$(48,705)
Swaps	(561)	(802)	(1,363)	(740)	(1,602)	(2,342)
Credit Derivatives	(254)	(97)	(351)	(211)	(295)	(506)
Total	$(6,277)	$(18,996)	$(25,273)	$(16,785)	$(34,775)	$(51,560)

The Company’s counterparties held $30.4 million and $35.8 million of cash margin as collateral for derivatives as of June 30, 2015 and December 31, 2014, respectively, which is included in cash collateral held by brokers in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of June 30, 2015 and December 31, 2014, the Company was in compliance with these requirements and not in default on its indebtedness.  As of June 30, 2015 and December 31, 2014, there was $6.6 million and $11.7 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables presents both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2015 and December 31, 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following table presents the gross derivative asset and liability positions recorded on the balance sheets while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following table as the following only discloses amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of June 30, 2015
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$1,600	$—	$1,600	$—	$—	$1,600
Total	$1,600	$—	$1,600	$—	$—	$1,600

As of June 30, 2015
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$9,165	$—	$9,165	$—	$9,165	—
Repurchase agreements	1,056,380	—	1,056,380	1,056,380	—	—
Total	$1,065,545	$—	$1,065,545	$1,056,380	$9,165	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2015 and December 31, 2014 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

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

During the six months ended June 30, 2015, 1,049,939 Series REIT LP Units and 1,049,939 Series TRS LP Units were collectively exchanged for 1,049,939 shares of Class A common stock and 1,049,939 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

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

Notwithstanding the foregoing, subject to available liquidity as determined by Company’s board of directors, the Company intends to make quarterly tax distributions equal to a partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in the LLLP Agreement) for each partner as the product of (x) the federal taxable income (or alternative minimum taxable income, as the case may be) allocated by the Company to such partner in respect of the partnership interests of the Company held by such partner and (y) the highest marginal blended federal, state and local income tax rate applicable to an individual residing in New York, NY, taking into account for federal income tax purposes, the deductibility of state and local taxes.

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the carrying value of CMBS for the six months ended June 30, 2015 ($ in thousands):

	Accumulated Other Comprehensive Income	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2014	$15,656	$14,494	$30,150
Other comprehensive income (loss)	(10,779)	(9,332)	(20,111)
Exchange of noncontrolling interest for common stock	380	(380)	—
Rebalancing of ownership percentage between Company and Operating Partnership	83	(83)	—
June 30, 2015	$5,340	$4,699	$10,039

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2015, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $1.9 million as of June 30, 2015.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates eight ventures in which there are other noncontrolling investors which own between 1.2% - 22.5% of such ventures. These ventures hold investments in six office buildings, one warehouse and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the three and six months ended June 30, 2015 and the period February 11, 2014 through June 30, 2014 consists of the following:

($ in thousands except share amounts)	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Period February 11, 2014 through June 30, 2014

Basic Net income available for Class A common shareholders	$34,210	$12,505	$43,384	$25,157
Diluted Net income available for Class A common shareholders	$34,210	$21,951	$83,065	$45,249
Weighted average shares outstanding
Basic	50,335,095	48,909,692	50,161,553	48,909,692
Diluted	50,929,538	97,617,710	98,148,577	97,714,070

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014 are described and presented below.

Basic Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively.

Diluted Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period February 11, 2014 through June 30, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Period February 11, 2014 through June 30, 2014

Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$34,210	$12,505	$43,384	$25,157
Denominator:
Weighted average number of shares of Class A common stock outstanding	50,335,095	48,909,692	50,161,553	48,909,692
Basic net income per share of Class A common stock	$0.68	$0.26	$0.86	$0.51

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$34,210	$12,505	$43,384	$25,157
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income	—	17,691	43,768	36,260
Additional corporate tax	—	(8,245)	(4,087)	(16,168)
Diluted net income attributable to Class A common shareholders	$34,210	$21,951	$83,065	$45,249
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	50,335,095	48,909,692	50,161,553	48,909,692
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	48,534,459	47,459,814	48,535,268
Incremental shares of unvested Class A restricted stock	594,443	173,559	527,210	269,110
Diluted weighted average number of shares of Class A common stock outstanding	50,929,538	97,617,710	98,148,577	97,714,070
Diluted net income per share of Class A common stock	$0.67	$0.22	$0.85	$0.46

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

Reallocation Awards

On February 3, 2015, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $499,910, representing 25,742 shares of restricted Class A common stock. These restricted stock awards were allocated to the Grantees from employee forfeitures of the restricted stock awards initially granted on February 18, 2014 in connection with the IPO Transactions (the “IPO Restricted Stock Awards”) and vest on the same dates, subject to the same terms and conditions as the IPO Restricted Stock Awards described in our Proxy Statement.

The compensation expense related to the February 3, 2015 grants will be recognized and accrued for in the same manner as the IPO Restricted Stock Awards as well. See our Proxy Statement for a detailed description of the terms and accounting treatment of the IPO Restricted Stock Awards.

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

On February 18, 2015, Annual Stock Option Awards were granted to Management Grantees with an aggregate grant date fair value of $1,441,050, which represents 670,256 shares of Class A common stock subject to the Annual Stock Option Awards. The stock option awards are subject to time-based vesting criteria only and vest in three equal installments on February 18 of each of 2016, 2017 and 2018, subject to continued employment until the applicable vesting date. Upon termination of a Management Grantee’s employment or service due to death, disability, termination by the Company without Cause or termination by the Management Grantee for Good Reason (each, as defined in the 2014 Omnibus Incentive Plan), the respective Management Grantee’s option awards will accelerate and vest in full. The actual grant date fair values of the Annual Option Awards granted to our Management Grantees were computed in accordance with FASB ASC Topic 718 using the Black Scholes model based on the following assumptions: (1) risk-free rate of 1.79%; (2) dividend yield of 5.3%; (3) expected life of six years; and (4) volatility of 24.0%.

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

On June 10, 2015, a new member of the board of directors received an Annual Restricted Stock Award with a grant date fair value of $75,000, representing 4,223 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for 3 years on an annual basis following such grant.

A summary of the grants is presented below ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	4,223	$75	—	$—	726,327	$13,353	1,687,513	$28,637
Stock Options	—	—	—	—	670,256	1,441	—	—

Amortization to compensation expense
Predecessor compensation expense		$—		$—		$—		$(290)
LP Units compensation expense		(25)		(5,785)		(74)		(6,137)
Ladder compensation expense		(4,050)		1,558		(7,140)		(125)
Total amortization to compensation expense		$(4,075)		$(4,227)		$(7,214)		$(6,552)

The table below presents the number of unvested shares and outstanding stock options at June 30, 2015 and changes during 2015 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2014	1,384,439	—	8,063
Granted	726,327	670,256	—
Exercised		—
Vested	(115,074)		(4,535)
Forfeited	(54,615)	—	—
Expired		—
Nonvested/Outstanding at June 30, 2015	1,941,077	670,256	3,528

Exercisable at June 30, 2015		—

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

At June 30, 2015 there was $23.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 36 months, with a weighted-average remaining vesting period of 25.3 months.

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

On July 3, 2014 the board of directors froze the Plan, effective as of such date, so there have been no additional participants in the Plan, nor additional amounts contributed to any accounts outstanding under the Plan.  Amounts previously outstanding under the Plan will be paid in accordance with their original payment terms. As of June 30, 2015, there are 476,898 phantom units outstanding, of which 133,264 are unvested, resulting in a liability of $8.4 million, which is included in accrued expenses on the combined consolidated balance sheets.

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

In February 2015, Company employees contributed $3.4 million to the Plan. As of June 30, 2015, there are 113,274 phantom units outstanding, of which 113,274 are unvested, resulting in no liability.

Bonus Payments

On February 3, 2015, the compensation committee of the board of directors of Ladder Capital Corp approved 2014 bonus payments to employees, including officers, totaling $62.3 million, which included $14.4 million of equity based compensation.  The bonuses were accrued for as of December 31, 2014 and paid to employees in full on February 13, 2015.  During the three and six months ended June 30, 2015, the Company accrued and recorded compensation expense of $11.7 million and $18.0 million, respectively, related to 2015 bonuses. During the three and six months ended June 30, 2014, the Company accrued and recorded compensation expense of $18.0 million and $30.6 million, respectively, related to 2014 bonuses.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Current expense
Federal	$6,193	$10,453	$7,050	$15,820
State and local	1,784	2,957	1,987	4,763
Total current expense	7,977	13,410	9,037	20,583
Deferred expense/(benefit)
Federal	(2,360)	(4,353)	(708)	(5,875)
State and local	(440)	(858)	(47)	(1,220)
Total deferred expense/(benefit)	(2,800)	(5,211)	(755)	(7,095)
Provision for Income tax (benefit) expense	$5,177	$8,199	$8,282	$13,488

There were $1.3 million of corporate taxes payable as of June 30, 2015. Corporate taxes payable as of December 31, 2014 were $0.8 million. NYC UBT taxes payable (receivable) at June 30, 2015 and December 31, 2014 were $1.1 million and $0.1 million, respectively. Prepaid corporate taxes as of June 30, 2015 and December 31, 2014 were $8.6 million and $12.5 million, respectively.

As of June 30, 2015 and December 31, 2014, the Company’s net deferred tax assets were $9.5 million and $8.2 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	June 30, 2015	December 31, 2014

Deferred Tax Assets
Basis difference in operating partnerships	$5,858	$6,795
Tax intangibles from partner exchanges	1,237	778
Unrealized gains and losses	2,410	616
Unrealized gains and losses - derivatives	1,281	—
Valuation Allowance	(1,281)	—
Total Deferred Tax Assets	$9,505	$8,189

As of June 30, 2015, the Company has a deferred tax asset of $1.3 million relating to capital losses which it may only use to offset capital gains. As the realization of these assets are not more likely than not before their expiration on current operations, the Company has provided a full valuation allowance against this deferred tax asset.

Our tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2015 the tax years 2011, 2012, 2013 and 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. These tax examinations often take a long time to complete and/or settle and there can be no assurances as to the possible outcomes. However, the Company believes that the examinations will result in no material changes to the filed income tax returns.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of June 30, 2015. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of June 30, 2015 and December 31, 2014, pursuant to Tax Receivable Agreement, the Company recorded a liability of $1.3 million and $0.9 million, respectively, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

The first payment projected to be made under the Tax Receivable Agreement is in December 2015. To determine the current amount of the payments due, the Company estimates the amount of the Tax Receivable Agreement payments that will be made within twelve months of the balance sheet date.

As described in Note 1 above, the Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014, in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than the amount that would have been paid under the original Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement.

17. RELATED PARTY TRANSACTIONS

Commercial Real Estate Loans

From time to time, the Company may provide commercial real estate loans to entities affiliated with certain of our directors, officers or large shareholders who are, as part of their ordinary course of business, commercial real estate investors. These loans are made in the ordinary course of the Company’s business on an arms-length basis on the same terms and conditions as would be offered to any other borrower of similar type and standing on a similar property.

On May 20, 2015, the Company provided a $25.0 million mezzanine loan to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization, one of the oldest family-run commercial and residential real estate companies in New York City, secured by Borrower’s ownership interest in Durst Halletts Member LLC. Borrower and Durst Halletts Member LLC are the indirect owners of a 97.33% interest in the three limited liability companies that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have an interest in Borrower, Durst Halletts Member LLC and the guarantors for this transaction.

Loan Referral Agreement

The Company entered into a loan referral agreement with Meridian, which, at the time, was an affiliate of a member of the Company’s board of directors and an investor in the Company. The agreement provided for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears. While the arrangement gave rise to a potential conflict of interest, full disclosure was given to the borrower who, in each case, waived the conflict in writing. This agreement was cancellable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement. The Company terminated the loan referral agreement on April 2, 2014, as a result of the IPO on February 11, 2014.

The Company incurred no fees for the three and six months ended June 30, 2014, for loans originated in accordance with this agreement. As of June 30, 2015 and December 31, 2014, $0.3 million and $0.6 million, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space is recorded in other income on the combined consolidated statements of income. In 2011, the Company entered into a lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.4 million and $0.9 million of rental expense for the three and six months ended June 30, 2015, respectively, which is included in operating expenses in the combined consolidated statements of income. The Company recorded $0.4 million and $0.9 million of rental expense for the three and six months ended June 30, 2014, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2015 (last 6 months)	$589
2016	1,198
2017	1,255
2018	1,206
2019	1,180
Thereafter	2,459
Total	$7,887

GN Construction Loan Securities

The Company committed to purchase GN construction loan securities over a period of six to twelve months. As of June 30, 2015, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 104.4 was $60.0 million, of which $55.2 million was funded, with $4.9 million remaining to be funded. As of December 31, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from 102.0 to 104.4 was $60.0 million, of which $49.4 million was funded, with $10.6 million remaining to be funded. The fair value of those commitments at June 30, 2015 and December 31, 2014 was $62,916 and $63,614, respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of June 30, 2015, the Company’s off-balance sheet arrangements consisted of $126.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which comprised $124.6 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2014, the Company’s off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which comprised $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities. The real estate segment includes net leased properties, office buildings, a warehouse and condominium units. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2015
Interest income	$39,680	$19,528	$—	$31	$59,239
Interest expense	(5,337)	(1,748)	(6,086)	(14,316)	(27,487)
Net interest income (expense)	34,343	17,780	(6,086)	(14,285)	31,752
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	34,193	17,780	(6,086)	(14,285)	31,602

Operating lease income	—	—	20,390	—	20,390
Tenant recoveries	—	—	2,510	—	2,510
Sale of loans, net	14,524	—	—	—	14,524
Realized gain on securities	—	11,017	—	—	11,017
Unrealized gain (loss) on Agency interest-only securities	—	(51)	—	—	(51)
Realized gain on sale of real estate, net	641	—	6,637	—	7,278
Fee income	1,601	—	17	2,215	3,833
Net result from derivative transactions	8,774	18,013	—	—	26,787
Earnings from investment in unconsolidated joint ventures	—	—	150	14	164
Total other income	25,540	28,979	29,704	2,229	86,452

Salaries and employee benefits	(4,111)	—	—	(11,836)	(15,947)
Operating expenses	100	—	—	(6,834)	(6,734)
Real estate operating expenses	—	—	(9,628)	—	(9,628)
Real estate acquisition costs	—	—	(454)	—	(454)
Fee expense	(907)	(20)	(69)	(467)	(1,463)
Depreciation and amortization	—	—	(9,908)	(46)	(9,954)
Total costs and expenses	(4,918)	(20)	(20,059)	(19,183)	(44,180)

Tax expense	—	—	—	(5,177)	(5,177)
Segment profit (loss)	$54,815	$46,739	$3,559	$(36,416)	$68,697

Total assets as of June 30, 2015	$2,248,518	$2,299,335	$848,855	$321,842	$5,718,550

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2014
Interest income	$27,731	$17,363	$—	$18	$45,112
Interest expense	(3,595)	(1,538)	(3,783)	(7,835)	(16,751)
Net interest income (expense)	24,136	15,825	(3,783)	(7,817)	28,361
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	23,986	15,825	(3,783)	(7,817)	28,211

Operating lease income	—	—	12,803	—	12,803
Tenant recoveries	—	—	2,142	—	2,142
Sale of loans, net	45,419	—	—	—	45,419
Realized gain on securities	—	5,376	—	—	5,376
Unrealized gain (loss) on Agency interest-only securities	—	2,782	—	—	2,782
Realized gain on sale of real estate, net	435	—	8,625	—	9,060
Fee income	688	5	—	1,499	2,192
Net result from derivative transactions	(9,126)	(16,147)	—	—	(25,273)
Earnings from investment in unconsolidated joint ventures	—	—	987	—	987
Total other income	37,416	(7,984)	24,557	1,499	55,488

Salaries and employee benefits	(8,200)	—	—	(18,283)	(26,483)
Operating expenses	48	—	—	(3,712)	(3,664)
Real estate operating expenses	—	—	(7,380)	—	(7,380)
Fee expense	(420)	(17)	(23)	(253)	(713)
Depreciation and amortization	—	—	(6,881)	(137)	(7,018)
Total costs and expenses	(8,572)	(17)	(14,284)	(22,385)	(45,258)

Tax expense	—	—	—	(8,199)	(8,199)
Segment profit (loss)	$52,830	$7,824	$6,490	$(36,902)	$30,242

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$288,532	$5,814,235

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2015
Interest income	$75,737	$39,848	$—	$37	$115,622
Interest expense	(10,759)	(3,760)	(11,305)	(28,487)	(54,311)
Net interest income (expense)	64,978	36,088	(11,305)	(28,450)	61,311
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	64,678	36,088	(11,305)	(28,450)	61,011

Operating lease income	—	—	39,537	—	39,537
Tenant recoveries	—	—	5,036	—	5,036
Sale of loans, net	44,551	—	—	—	44,551
Realized gain on securities	—	23,167	—	—	23,167
Unrealized gain (loss) on Agency interest-only securities	—	(1,369)	—	—	(1,369)
Realized gain on sale of real estate, net	1,252	—	13,688	—	14,940
Fee income	3,085	—	27	4,262	7,374
Net result from derivative transactions	(5,176)	(7,176)	—	—	(12,352)
Earnings from investment in unconsolidated joint ventures	—	—	489	116	605
Total other income	43,712	14,622	58,777	4,378	121,489

Salaries and employee benefits	(6,911)	—	—	(22,794)	(29,705)
Operating expenses	169	—	—	(15,706)	(15,537)
Real estate operating expenses	—	—	(19,001)	—	(19,001)
Real estate acquisition costs	—	—	(1,054)	—	(1,054)
Fee expense	(1,798)	(21)	(107)	(659)	(2,585)
Depreciation and amortization	—	—	(19,626)	(51)	(19,677)
Total costs and expenses	(8,540)	(21)	(39,788)	(39,210)	(87,559)

Tax expense	—	—	—	(8,282)	(8,282)
Segment profit (loss)	$99,850	$50,689	$7,684	$(71,564)	$86,659

Total assets as of June 30, 2015	$2,248,518	$2,299,335	$848,855	$321,842	$5,718,550

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2014
Interest income	$48,040	$33,868	$—	$26	$81,934
Interest expense	(5,784)	(2,803)	(7,114)	(15,892)	(31,593)
Net interest income (expense)	42,256	31,065	(7,114)	(15,866)	50,341
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	41,956	31,065	(7,114)	(15,866)	50,041

Operating lease income	—	—	26,017	—	26,017
Tenant recoveries	—	—	4,222	—	4,222
Sale of loans, net	86,721	—	—	—	86,721
Realized gain on securities	—	7,185	—	—	7,185
Unrealized gain (loss) on Agency interest-only securities	—	1,748	—	—	1,748
Realized gain on sale of real estate, net	782	—	14,971	—	15,753
Fee income	1,353	96	—	3,052	4,501
Net result from derivative transactions	(19,869)	(31,691)	—	—	(51,560)
Earnings from investment in unconsolidated joint ventures	—	—	1,336	—	1,336
Total other income	68,987	(22,662)	46,546	3,052	95,923

Salaries and employee benefits	(14,500)	—	—	(31,986)	(46,486)
Operating expenses	89	—	—	(6,794)	(6,705)
Real estate operating expenses	—	—	(14,982)	—	(14,982)
Real estate acquisition costs	—	—	—	—	—
Fee expense	(722)	(39)	(41)	(413)	(1,215)
Depreciation and amortization	—	—	(14,171)	(274)	(14,445)
Total costs and expenses	(15,133)	(39)	(29,194)	(39,467)	(83,833)

Tax expense	—	—	—	(13,488)	(13,488)
Segment profit (loss)	$95,810	$8,364	$10,238	$(65,769)	$48,643

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$288,532	$5,814,235

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $2.6 million and $2.1 million as of June 30, 2015 and December 31, 2014, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals.  This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $0.4 million and $3.9 million as of June 30, 2015 and December 31, 2014, respectively, the Company’s investment in FHLB stock of $69.9 million and $72.3 million as of June 30, 2015 and December 31, 2014, respectively the Company’s DTA of $9.5 million and $8.2 million as of June 30, 2015 and December 31, 2014, respectively and the Company’s senior unsecured notes of $611.4 million and $610.1 million as of June 30, 2015 and December 31, 2014, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no disclosure is necessary.

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

The following historical results of operations for the three and six months ended June 30, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to June 30, 2014.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to June 30, 2015.

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

One of our key business strategies is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2015, we originated $10.4 billion of conduit loans, $9.8 billion of which were sold into 31 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $3.2 billion of balance sheet loans held for investment from our inception through June 30, 2015. During this timeframe, we also acquired $8.3 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.2 billion of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team, the majority of whom have worked together for more than a decade. As of June 30, 2015, our management team and directors held interests in our Company comprising 12.3% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Greta Guggenheim, Chief Investment Officer; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of June 30, 2015, we had $5.7 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.2 billion of loans, $2.3 billion of securities, and $846.3 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 26.9% and 33.6% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the three and six months ended June 30, 2015, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 12.3% and 24.4% of our net revenues for the three and six months ended June 30, 2015, respectively. In addition, net interest income on our investments, comprised 46.2% and 70.7% of our net income for the three and six months ended June 30, 2015, respectively, and income from sales of loans, net, comprised 21.1% and 51.4% of our net income for the three and six months ended June 30, 2015, respectively. See “—Reconciliation of Non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of June 30, 2015, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 71 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of June 30, 2015, we had $4.1 billion of debt financing outstanding. This financing comprised $1.8 billion of financing from the FHLB, $642.4 million committed secured term repurchase agreement financing, $414.0 million of other securities financing, $529.1 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”), there were $12.0 million borrowings outstanding under our Credit Agreement, $46.8 million of borrowings under our Credit and Security Agreement and $75.0 million borrowings outstanding under our Revolving Credit Facility. In addition, as of June 30, 2015, we had $1.5 billion of committed, undrawn funding capacity available, consisting of $38.0 million of availability under our $50.0 million Credit Facility, $507.8 million of undrawn committed FHLB financing and $957.6 million of other undrawn committed financings. As of June 30, 2015, our debt-to-equity ratio was 2.7:1.0, as we employ leverage prudently to maximize financial flexibility.

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

	June 30, 2015	December 31, 2014

Loans
Conduit first mortgage loans	$507,710	$417,955
Balance sheet first mortgage loans	1,464,375	1,358,985
Other commercial real estate-related loans	276,433	162,068
Total loans	2,248,518	1,939,008
Securities
CMBS investments	2,212,758	2,683,745
U.S. Agency Securities investments	86,577	131,821
Total securities	2,299,335	2,815,566
Real Estate
Real estate and related lease intangibles, net	797,328	768,986
Real estate held for sale	48,970	—
Total real estate	846,298	768,986
Total investments	5,394,151	5,523,560
Cash, cash equivalents and cash collateral held by broker	147,332	118,656
Other assets	177,067	172,019
Total assets	$5,718,550	$5,814,235

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through June 30, 2015, we have originated and have funded $10.4 billion of conduit first mortgage loans and securitized $9.8 billion of such mortgage loans in 31 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, ten securitizations in 2014 and four securitizations in 2015. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the six months ended June 30, 2015 and 2014, conduit first mortgage loans remained on our balance sheet for a weighted average of 64 and 50 days prior to securitization, respectively. As of June 30, 2015, we held 26 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $507.7 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 65.7% at June 30, 2015. The Company holds these residential condominium units in its taxable REIT subsidiary.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2015, we held a portfolio of 57 balance sheet first mortgage loans with an aggregate book value of $1.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 64.4% at June 30, 2015.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of June 30, 2015, we held a portfolio of 37 other commercial real estate-related loans with an aggregate book value of $276.4 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.3% at June 30, 2015.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of June 30, 2015 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of June 30, 2015, the estimated fair value of our portfolio of CMBS investments totaled $2.2 billion in 162 CUSIPs ($13.7 million average investment per CUSIP). As of that date, 98.4% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 83.4% AAA/Aaa-rated securities and 14.9% of other investment grade-rated securities, including 10.9% rated AA/Aa, 2.2% rated A/A and 1.7% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2015, our CMBS investments had a weighted average duration of 3.5 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2015, by property count and market value, respectively, 48.7% and 62.6% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.5% and 26.3% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.4% to 7.6% by property count and 0.2% to 10.2% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of June 30, 2015, the estimated fair value of our portfolio of U.S. Agency Securities was $86.6 million in 41 CUSIPs ($2.1 million average investment per CUSIP), with a weighted average duration of 6.7 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of June 30, 2015, by market value 17.6% and 62.8% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 43.3% and California represented 31.7% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of June 30, 2015 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of June 30, 2015, we owned 72 single tenant net lease properties with an aggregate book value of $498.5 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2015, our net leased properties comprised a total of 3.6 million square feet and had a 100% occupancy rate, an average age since construction of 10.1 years and a weighted average remaining lease term of 30.6 years.

As of June 30, 2015, we owned 28 other properties with an aggregate book value of $259.1 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $103.0 million, a portfolio of four office buildings in St. Paul, MN with a book value of $59.9 million, a 26-story office building in Minneapolis, MN with a book value of $49.0 million, a portfolio of seven office buildings in Richmond, VA with a book value of $18.7 million, a 13-story office building in Oakland County, MI with a book value of $12.9 million, a two-story office building in Grand Rapids, MI with a book value of $9.3 million and a warehouse in Grand Rapids, MI with a book value of $6.3 million.

Residential Real Estate.  We sold 25 and 50 condominium units at Veer Towers in Las Vegas, NV, during the three and six months ended June 30, 2015, respectively, generating aggregate gains on sale of $4.0 million and $9.4 million, respectively. We intend to sell the remaining units over time. As of June 30, 2015, we owned 170 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $43.1 million through a joint venture. As of June 30, 2015, the condominium units were 54.3% rented and occupied. During the three and six months ended June 30, 2015, the Company recorded $0.6 million and $1.2 million, respectively, of rental income from the condominium units. The Company holds these residential condominium units in its taxable REIT subsidiary.

We sold 24 and 57 condominium units at Terrazas River Park Village in Miami, FL, during the three and six months ended June 30, 2015, respectively, generating aggregate gains on sale of $1.7 million and $3.9 million, respectively. We intend to sell the remaining units over time. As of June 30, 2015, we owned 195 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $45.6 million. As of June 30, 2015, the condominium units were 86.8% rented and occupied. During the three and six months ended June 30, 2015, the Company recorded $1.0 million and $1.9 million, respectively, of rental income from the condominium units.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of June 30, 2015. ($ amounts in thousands):

Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Net Lease
Tremont, IL	06/25/15	$1,150	2015	5/31/30	9,026	$1,192	$—	$1,192	$82	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	9,700	—	9,700	1,100	100.0%
Pleasanton, TX	06/24/15	1,316	2015	5/31/30	9,026	1,377	—	1,377	93	100.0%
Peoria, IL	06/24/15	1,226	2015	5/31/30	9,002	1,292	—	1,292	87	100.0%
Bridgeport, IL	06/24/15	1,186	2015	5/31/30	9,100	1,241	—	1,241	84	100.0%
Warren, MN	06/24/15	1,055	2015	4/30/30	9,100	1,089	—	1,089	75	100.0%
Canyon Lake, TX	06/18/15	1,377	2015	3/31/30	9,100	1,442	—	1,442	98	100.0%
Wheeler, TX	06/18/15	1,075	2015	3/31/30	9,002	1,127	—	1,127	76	100.0%
Aurora, MN	06/18/15	953	2015	3/31/30	9,100	992	—	992	68	100.0%
Red Oak, IA	05/07/15	1,185	2014	10/31/29	9,026	1,203	778	425	84	100.0%
Zapata, TX	05/07/15	1,150	2015	3/31/30	9,100	1,197	745	452	82	100.0%
St. Francis, MN	03/26/15	1,117	2014	1/31/30	9,002	1,168	732	436	79	100.0%
Yorktown, TX	03/25/15	1,208	2015	2/28/30	10,566	1,288	783	505	86	100.0%
Battle Lake, MN	03/25/15	1,098	2014	2/28/30	9,100	1,155	719	436	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,241	803	438	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	959	656	303	69	100.0%
Rotterdam, NY	03/03/15	12,000	1996	8/31/32	115,660	11,797	—	11,797	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,324	4,614	1,710	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	5,150	3,749	1,401	325	100.0%
Rockland, MA	02/20/15	7,316	2004	8/31/37	13,566	8,543	—	8,543	457	100.0%
Crawfordsville, IN	02/20/15	6,000	2004	1/31/33	14,259	5,934	—	5,934	375	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,340	—	5,340	336	100.0%
Village of Menomonee Falls, WI	02/05/15	17,050	2010	3/31/26	81,503	16,836	11,648	5,188	1,137	100.0%
Kings Mountain, NC	01/29/15	21,241	1995	9/30/30	467,781	23,803	18,817	4,986	1,475	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,309	903	406	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,123	777	346	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,060	730	330	77	100.0%
Jacksonville, NC	01/22/15	7,877	2014	12/31/29	55,000	7,785	5,732	2,053	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,844	6,485	2,359	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,882	2,818	1,064	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	17,758	12,913	4,845	1,119	100.0%
Ankemy, IA	11/04/14	16,510	2013	10/30/34	94,872	16,224	11,778	4,446	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,620	8,431	3,189	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,737	7,847	2,890	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	10,484	7,633	2,851	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,869	7,184	2,685	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,787	5,152	3,635	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,301	3,098	1,203	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	5,396	3,942	1,454	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,438	2,499	939	229	100.0%
Conyers, Georgia	08/28/14	32,530	2014	4/30/29	499,668	31,687	22,862	8,825	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	8,483	5,693	2,790	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	4,167	2,987	1,180	278	100.0%

Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,674	3,224	1,450	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,771	3,296	1,475	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,370	2,927	1,443	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,570	3,854	1,716	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,904	3,426	1,478	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,408	4,611	1,797	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,318	3,861	1,457	365	100.0%
Abingdon, VA	12/18/12	4,687	2006	6/30/81	15,371	4,715	3,100	1,615	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,579	4,832	1,747	536	100.0%
North Dartsmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	26,571	19,215	7,356	2,142	100.0%
Vineland, NJ	09/21/12	22,506	2003	7/31/57	115,368	20,134	13,957	6,177	1,609	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	17,977	12,462	5,515	1,445	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	17,611	12,208	5,403	1,344	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	15,648	10,847	4,801	1,261	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,593	4,767	1,826	608	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,100	827	273	97	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,162	797	365	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	940	716	224	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,731	3,446	1,285	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	7,155	5,333	1,822	605	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	7,087	5,188	1,899	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	6,328	4,646	1,682	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	13,225	11,174	2,051	1,065	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,655	2,770	885	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,511	3,090	1,421	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	5,078	3,474	1,604	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,846	3,264	1,582	416	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,274	2,928	1,346	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,219	2,898	1,321	362	100.0%
Total Net Lease		517,843			3,649,663	498,498	320,646	177,852	35,326
Other
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	6,300	—	6,300	528	97.0%	(6)
Grand Rapids, MI	06/18/15	9,300	1963	6/30/24	97,167	9,300	—	9,300	809	97.0%	(6)
St. Paul, MN	09/22/14	62,340	1900	10/1/21	760,318	59,898	49,605	10,293	11,938	97.0%	(6)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	18,734	15,813	2,921	2,375	77.5%	(6)
Minneapolis, MN	10/09/13	51,520	1960	8/31/27	393,902	48,970	40,897	8,073	4,343	90.0%	(6)(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	103,003	89,946	13,057	12,280	77.5%	(6)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	12,931	12,190	741	5,100	90.0%	(6)
Total Other		285,715			2,842,208	259,136	208,451	50,685	37,373
Condominium
Miami, FL	11/21/13	80,000	2010		208,981	45,613	—	45,613	3,799	100.0%
Las Vegas, NV	12/20/12	119,000	2006		150,447	43,051	—	43,051	2,352	98.8%	(6)
Total Condominium		199,000			359,428	88,664	—	88,664	6,151
Total		$1,002,558			6,851,299	$846,298	$529,097	$317,201	$78,850

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms are longer.

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

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. As of June 30, 2015, the book value of our investment in LCRIP I was $0.4 million.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2015, Grace Lake LLC owned an office building campus with a carrying value of $67.0 million, which is net of accumulated depreciation of $14.4 million, that is financed by $74.7 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of June 30, 2015, the book value of our investment in Grace Lake LLC was $2.6 million.

Other Asset Management Activities.  As of June 30, 2015, we also managed a separate CMBS investment account for a private investor with total assets of $0.4 million. As of October 2012, we are no longer purchasing any new investments for this account. However, we will continue to manage the existing investments until their full repayment or other disposition.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.3 billion at June 30, 2015, a $50.0 million Credit Agreement, a $46.8 million Credit and Security Agreement, a $75.0 million Revolving Credit Facility and through our FHLB membership. As of June 30, 2015, there was $518.2 million outstanding under the term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of June 30, 2015, we had total outstanding balances of $538.2 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of June 30, 2015, we had outstanding balances of $529.1 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.8 billion of borrowings from the FHLB outstanding at June 30, 2015.  As of June 30, 2015, we also had a $50.0 million Credit Agreement, with $12.0 million borrowings outstanding, a $46.8 million Credit and Security Agreement, with $46.8 million of borrowings outstanding, a $75.0 million Revolving Credit Facility, with $75.0 million borrowings outstanding, and $619.6 million of Notes issued and outstanding. See Note 7, Debt Obligations and Note 8, Senior Unsecured Notes in our combined consolidated financial statements for the three and six months ended June 30, 2015 included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of June 30, 2015, our debt-to-equity ratio was 2.7:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

April 2010 marked the first new-issue, multi-borrower CMBS securitization since June 2008. For 2010 as a whole, new CMBS issuances totaled $11.6 billion. For the year ended December 31, 2011, new CMBS issuance totaled $32.7 billion. For the year ended December 31, 2012, new CMBS issuance totaled $48.4 billion, a 47.9% increase over 2011. For the year ended December 31, 2013, new CMBS issuance totaled $86.1 billion, a 78.1% increase over the same period in 2012. For the year ended December 31, 2014, new CMBS issuance totaled $94.1 billion, a 9.2% increase over the same period in 2013. In the first half of 2015, new CMBS issuance totaled $54.5 billion. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Investment overview

Investment activity in the three months ended June 30, 2015 focused on loan originations and securities activity. We originated and funded $1.0 billion in principal value of commercial mortgage loans in the three months ended June 30, 2015. We acquired $127.8 million of new securities, which was offset by $356.6 million of sales and $41.9 million of amortization in the portfolio, resulting in a net decrease in our securities portfolio of $324.5 million. We also invested $37.0 million in real estate.

Investment activity in the three months ended June 30, 2014 focused on loan originations and securities investments. We originated and funded $1.3 billion in principal value of commercial mortgage loans in the three months ended June 30, 2014. We acquired $326.0 million of new securities, which was offset by $171.6 million of sales and $76.1 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $84.4 million.

Operating overview

Net income attributable to Class A common shareholders totaled $34.2 million for the three months ended June 30, 2015, compared to $12.5 million for the three months ended June 30, 2014. The most significant drivers of the $21.7 million increase are as follows:

•
an increase in net interest income of $3.4 million, primarily as a result of higher average loan receivable and securities balances partially offset by higher interest expense as a result of higher outstanding financing obligations as well as the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total other income of $31.0 million, primarily as a result of a $52.1 million increase in net results from derivative transactions, a $7.6 million increase in operating lease income, partially offset by a decrease in sale of loans, net;

•
a decrease in total costs and expenses of $1.1 million compared to the prior year, primarily as a result of lower incentive compensation expense due to reduced net revenues and loan/investment production, partially offset by higher real estate operating and depreciation expenses related to our expanded real estate portfolio and higher costs associated with operating as a REIT;

•
a decrease in income tax (benefit) expense of $3.0 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to federal and state income taxes on its share of the income of the operating partnership. The Company’s election to be taxed as a REIT will be effective as of January 1, 2015 and we expect to only pay taxes on the portion of our income earned in our taxable REIT subsidiary and some state and local taxes.

Core Earnings, a non-GAAP measure, totaled $52.1 million for the three months ended June 30, 2015, compared to $61.8 million for the three months ended June 30, 2014. The significant components of the $9.7 million decrease in Core Earnings are a decrease in profits on sales of loans, net of $31.0 million, partially offset by an increase in net interest income of $3.4 million, an increase in operating lease income of $7.6 million and a increase in net results from derivative transactions of $1.8 million and the decrease of total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures.”

Net interest income

Interest income totaled $59.2 million for the three months ended June 30, 2015, compared to $45.1 million for the three months ended June 30, 2014. The $14.1 million increase in interest income was primarily attributable to an increase in our average investment balances in our loan and our securities portfolios. For the three months ended June 30, 2015, securities investments averaged $2.5 billion and loan investments averaged $2.1 billion. For the three months ended June 30, 2014, securities investments averaged $1.8 billion and loan investments averaged $1.4 billion. The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to June 30, 2014 versus the interest spreads prevailing prior to that date.

Interest expense totaled $27.5 million for the three months ended June 30, 2015, compared to $16.8 million for the three months ended June 30, 2014. The $10.7 million increase in interest expense was primarily attributable to the increase in average debt balance that are required to finance the expanded book of investment assets. For the three months ended June 30, 2015, our debt balances averaged $4.2 billion versus an average debt balance of $2.6 billion for the three months ended June 30, 2014. The unfavorable impact on interest expense attributed to the higher debt level was magnified by the addition of $300.0 million of unsecured corporate bonds (5.875% coupon rate) in August 2014, partially offset by greater use of FHLB borrowings, a lower cost source of funding than other financing sources, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2015 and 2014 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $2.3 million from $4.0 million for the three months ended June 30, 2014 to $6.3 million for the three months ended June 30, 2015, primarily as a result of our increase in average outstanding mortgage loan financing of $519.5 million for the three months ended June 30, 2015 compared to $327.5 million for the three months ended June 30, 2014 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $31.6 million for the three months ended June 30, 2015, compared to $28.2 million for the three months ended June 30, 2014. The $3.4 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2015 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $34.0 million for the three months ended June 30, 2015, compared to $19.3 million for the three months ended June 30, 2014. The $14.7 million increase in cost of funds was primarily attributable to the increase in the average debt balance and the issuance of the 2021 Notes referred to above.

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

Interest spreads

As of June 30, 2015, the weighted average yield on our mortgage loan receivables was 7.0%, compared to 7.7% as of June 30, 2014 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2015, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.9%, compared to 2.0% as of June 30, 2014. As of June 30, 2015, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.8% of the carrying value of our mortgage loan receivables, compared to 27.2% as of June 30, 2014.

As of June 30, 2015, the weighted average yield on our real estate securities was 2.9%, compared to 3.8% as of June 30, 2014 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of June 30, 2015, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 0.8% as of June 30, 2014. The increase in the rate on borrowings against our real estate securities from June 30, 2014 to June 30, 2015 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and greater use of securities repurchase facilities at higher cost as of June 30, 2015 versus June 30, 2014. As of June 30, 2015, we had outstanding borrowings secured by our real estate securities equal to 82.2% of the carrying value of our real estate securities, compared to 69.8% as of June 30, 2014.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2015, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.9% as of June 30, 2014. As of June 30, 2015, we had outstanding borrowings secured by our real estate equal to 62.5% of the carrying value of our real estate, compared to 56.1% as of June 30, 2014.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended June 30, 2015 and 2014. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the three months ended June 30, 2015 and the three months ended June 30, 2014.

Operating lease income and tenant recoveries

Operating lease income totaled $20.4 million for the three months ended June 30, 2015, compared to $12.8 million for the three months ended June 30, 2014. The increase of $7.6 million was attributable to acquisitions, which increased real estate to $846.3 million at June 30, 2015 versus $561.2 million at June 30, 2014, as well as a full period of operations of properties acquired in 2014.

Tenant recoveries totaled $2.5 million for the three months ended June 30, 2015, compared to $2.1 million for the three months ended June 30, 2014. The increase of $0.4 million reflects the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional recoveries on properties acquired in 2015 and a full period of recoveries on properties acquired in 2014.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $14.5 million for the three months ended June 30, 2015, compared to $45.4 million for the three months ended June 30, 2014, a decrease of $30.9 million. In the three months ended June 30, 2015, we participated in two separate securitization transactions, selling 45 loans with an aggregate outstanding principal balance of $486.9 million. In the three months ended June 30, 2014, we participated in three securitization transactions, selling 36 loans with an aggregate outstanding principal balance of $886.0 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $22.6 million for the three months ended June 30, 2015 compared to $39.9 million for the three months ended June 30, 2014 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $11.0 million for the three months ended June 30, 2015, compared to $5.4 million for the three months ended June 30, 2014, an increase of $5.6 million. For the three months ended June 30, 2015, we sold $356.6 million of securities, which comprised of $350.8 million of CMBS and $5.8 million U.S. Agency Securities. For the three months ended June 30, 2014, we sold $171.6 million of CMBS securities and no U.S. Agency Securities. The increase reflects higher transaction volume in 2015 as compared to 2014.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $0.1 million for the three months ended June 30, 2015, compared to a gain of $2.8 million for the three months ended June 30, 2014. The negative change of $2.9 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio during the three months ended June 30, 2015.

Income from sales of real estate, net

For the three months ended June 30, 2015, income from sales of real estate, net totaled $7.3 million compared to $9.1 million for the three months ended June 30, 2014. The decrease of $1.8 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended June 30, 2015, we sold three single-tenant retail properties resulting in a net gain on sale of $1.6 million.There were no sales of commercial real estate properties during the three months ended June 30, 2014.

During the three months ended June 30, 2015, income from sales of residential condominiums totaled $5.7 million. We sold 25 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.0 million, and 24 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.7 million. During the three months ended June 30, 2014, income from sales of 31 residential condominium units from Veer Towers in Las Vegas, NV, resulted in a net gain on sale of $5.7 million, and 12 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.5 million.

Other income

Fee income totaled $3.8 million for the three months ended June 30, 2015, compared to $2.2 million for the three months ended June 30, 2014. We generate fee income from the management of our institutional partnership and managed accounts, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $1.6 million increase in fee income year-over-year was primarily due to an increase in dividends from our investment in FHLB stock and increase in fee income on our loan portfolio.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $26.8 million for the three months ended June 30, 2015, which was comprised of an unrealized gain of $16.8 million and a realized gain of $10.0 million, compared to a loss of $25.3 million which was comprised of an unrealized loss of $6.3 million and a realized loss of $19.0 million, for the three months ended June 30, 2014, a positive change of $52.1 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2015 was primarily related to an increase in interest rates during the three months ended June 30, 2015, which generally decreased the value of our fixed rate loan and securities investments, and increased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings from investment in unconsolidated joint ventures

Total earnings from investment in unconsolidated joint ventures totaled $0.2 million for the three months ended June 30, 2015, compared to $1.0 million for the three months ended June 30, 2014. Earnings from our investment in LCRIP I totaled $13,615 for the three months ended June 30, 2015, compared to $0.8 million for the three months ended June 30, 2014. The decrease of $0.7 million reflects a decrease in the number of loans held by LCRIP I in 2015 compared to 2014. LCRIP I held no loans as of June 30, 2015. Earnings from our investment in Grace Lake JV totaled $0.1 million for the three months ended June 30, 2015, compared to $0.2 million for the three months ended June 30, 2014.

Salaries and employee benefits

Salaries and employee benefits totaled $15.9 million for the three months ended June 30, 2015, compared to $26.5 million for the three months ended June 30, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $10.5 million in compensation expense was attributable to the decrease in incentive compensation expense in the three months ended June 30, 2015 compared the the three months ended June 30, 2014 due to reduced actual net revenues and loan/investment production in the most recently ended quarter.

Operating expenses

Operating expenses totaled $6.7 million for the three months ended June 30, 2015, compared to $3.7 million for the three months ended June 30, 2014. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase in operating expenses is a result of increased investments in loans, securities and real estate. It is also due to higher costs associated with operating as a public REIT and restructuring related to the Company’s REIT election.

Real estate operating expenses

Real estate operating expenses totaled $9.6 million for the three months ended June 30, 2015, compared to $7.4 million for the three months ended June 30, 2014. The increase of $2.2 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

Real estate acquisition costs

Real estate acquisition costs totaled $0.5 million for the three months ended June 30, 2015, compared to none for the three months ended June 30, 2014. The increase of $0.5 million in real estate acquisition costs was due to the purchase of $37.0 million of real estate in the three months ended June 30, 2015, compared to none in the three months ended June 30, 2014.

Fee expense

Fee expense totaled $1.5 million for the three months ended June 30, 2015, compared to $0.7 million for the three months ended June 30, 2014. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.8 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at June 30, 2015, as compared to at June 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $10.0 million for the three months ended June 30, 2015, compared to $7.0 million for the three months ended June 30, 2014. The $3.0 million increase in depreciation and amortization is attributable to acquisitions, which increased real estate to $846.3 million at June 30, 2015 versus $561.2 million at June 30, 2014, as well as a partial period of depreciation on 2015 acquisitions and a full period of depreciation on acquisitions made in 2014.

Income tax (benefit) expense

Income tax (benefit) expense totaled $5.2 million for the three months ended June 30, 2015, compared to $8.2 million for the three months ended June 30, 2014. The decrease of $3.0 million is primarily attributable to the decrease in consolidated effective tax rate from June 30, 2014 to June 30, 2015 due to the REIT Structuring Transactions and our REIT election.

Results of Operations

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Investment overview

Investment activity in the six months ended June 30, 2015 focused on loan originations and securities activity. We originated and funded $1.8 billion in principal value of commercial mortgage loans in the six months ended June 30, 2015. We acquired $371.7 million of new securities, which was offset by $727.0 million of sales and $114.8 million of amortization in the portfolio, resulting in a net decrease in our securities portfolio of $516.2 million. We also invested $140.2 million in real estate.

Investment activity in the six months ended June 30, 2014 focused on loan originations and securities investments. We originated and funded $1.9 billion in principal value of commercial mortgage loans in the six months ended June 30, 2014. We acquired $527.6 million of new securities, which was offset by $229.9 million of sales and $122.8 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $177.2 million.

Operating overview

As a result of the IPO Transactions, net income attributable to Class A common shareholders for the six months ended June 30, 2015 is not comparable to net income attributable to Class A common shareholders for the six months ended June 30, 2014.

Net income attributable to Class A common shareholders totaled $43.4 million for the six months ended June 30, 2015, compared to $25.2 million for the six months ended June 30, 2014. The most significant drivers of the $18.2 million increase are as follows:

•
an increase in net interest income of $11.0 million, primarily as a result of higher average loan receivable and securities balances partially offset by higher interest expense as a result of higher outstanding financing obligations as well as the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total other income of $25.6 million, primarily as a result of a $39.2 million increase in net results from derivative transactions, a $16.0 million increase in realized gains on securities and a $13.5 million increase in operating lease income, partially offset by a decrease in sale of loans, net;

•
an increase in total costs and expenses of $3.7 million compared to the prior year, primarily as a result of additional personnel costs from additional head count, higher real estate operating and depreciation expenses related to our expanded real estate portfolio, higher costs associated with operating as a REIT and our executive compensation plans put in place at the time of our IPO, partially offset by reduced incentive compensation expense due to reduced actual net revenues and loan/investment production;

•
a decrease in income tax (benefit) expense of $5.2 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to federal and state income taxes on its share of the income of the operating partnership. The Company’s election to be taxed as a REIT will be effective as of January 1, 2015 and we expect to only pay taxes on the portion of our income earned in our taxable REIT subsidiary and some state and local taxes.

Core Earnings, a non-GAAP measure, totaled $100.1 million for the six months ended June 30, 2015, compared to $117.2 million for the six months ended June 30, 2014. The significant components of the $17.1 million decrease in Core Earnings are an increase in net interest income of $11.0 million and an increase in operating lease income of $13.5 million more than offset by a decrease in profits on sales of loans, net of $41.3 million and a decrease in net results from derivative transactions of $19.3 million and the decrease in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures.”

Net interest income

Interest income totaled $115.6 million for the six months ended June 30, 2015, compared to $81.9 million for the six months ended June 30, 2014. The $33.7 million increase in interest income was primarily attributable to an increase in our average investment balances in our loan and our securities portfolios. For the six months ended June 30, 2015, securities investments averaged $2.6 billion and loan investments averaged $2.1 billion. For the six months ended June 30, 2014, securities investments averaged $1.7 billion and loan investments averaged $1.2 billion. The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to June 30, 2014 versus the interest spreads prevailing prior to that date.

Interest expense totaled $54.3 million for the six months ended June 30, 2015, compared to $31.6 million for the six months ended June 30, 2014. The $22.7 million increase in interest expense was primarily attributable to the increase in average debt balance that is required to finance the expanded book of investment assets. For the six months ended June 30, 2015, our debt balances averaged $4.3 billion versus an average debt balance of $2.4 billion for the six months ended June 30, 2014. The unfavorable impact on interest expense attributed to the higher debt level was magnified by the addition of $300.0 million of 2021 Notes in August 2014, partially offset by greater use of FHLB borrowings, a lower cost source of funding than other financing sources, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2015 and 2014 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $4.3 million from $7.4 million for the six months ended June 30, 2014 to $11.7 million for the six months ended June 30, 2015, primarily as a result of our increase in average outstanding mortgage loan financing of $494.9 million for the six months ended June 30, 2015 compared to $322.8 million for the six months ended June 30, 2014 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $61.0 million for the six months ended June 30, 2015, compared to $50.0 million for the six months ended June 30, 2014. The $11.0 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2015 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $68.2 million for the six months ended June 30, 2015, compared to $35.5 million for the six months ended June 30, 2014. The $32.7 million increase in cost of funds was primarily attributable to the increase in the average debt balance and the issuance of the 2021 Notes referred to above.

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

Interest spreads

As of June 30, 2015, the weighted average yield on our mortgage loan receivables was 7.0%, compared to 7.7% as of June 30, 2014 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2015, the weighted average interest rate on borrowings against our mortgage loan receivables was 1.9%, compared to 2.0% as of June 30, 2014.  As of June 30, 2015, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.8% of the carrying value of our mortgage loan receivables, compared to 27.2% as of June 30, 2014.

As of June 30, 2015, the weighted average yield on our real estate securities was 2.9%, compared to 3.8% as of June 30, 2014 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of June 30, 2015, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 0.8% as of June 30, 2014. The increase in the rate on borrowings against our real estate securities from June 30, 2014 to June 30, 2015 was primarily due to the utilization of a higher proportion of longer-term borrowings from the FHLB and greater use of securities repurchase facilities at higher cost as of June 30, 2015 versus June 30, 2014. As of June 30, 2015, we had outstanding borrowings secured by our real estate securities equal to 82.2% of the carrying value of our real estate securities, compared to 69.8% as of June 30, 2014.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2015, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.9% as of June 30, 2014. As of June 30, 2015, we had outstanding borrowings secured by our real estate equal to 62.5% of the carrying value of our real estate, compared to 56.1% as of June 30, 2014.

Provision for loan losses

We had a $0.3 million provision for loan losses for the six months ended June 30, 2015 and 2014. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated, however, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the six months ended June 30, 2015 and 2014.

Operating lease income and tenant recoveries

Operating lease income totaled $39.5 million for the six months ended June 30, 2015, compared to $26.0 million for the six months ended June 30, 2014. The increase of $13.5 million was attributable to acquisitions, which increased real estate to $846.3 million at June 30, 2015 versus $561.2 million at June 30, 2014, as well as a full period of operations of properties acquired in 2014.

Tenant recoveries totaled $5.0 million for the six months ended June 30, 2015, compared to $4.2 million for the six months ended June 30, 2014. The increase of $0.8 million reflects the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional recoveries on properties acquired in 2015 and a full period of recoveries on properties acquired in 2014.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $44.6 million for the six months ended June 30, 2015, compared to $86.7 million for the six months ended June 30, 2014, a decrease of $42.1 million. In the six months ended June 30, 2015, we participated in four separate securitization transactions, selling 90 loans with an aggregate outstanding principal balance of $1.1 billion. In the six months ended June 30, 2014, we participated in five securitization transactions, selling 78 loans with an aggregate outstanding principal balance of $1.7 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $39.9 million for the six months ended June 30, 2015 compared to $75.2 million for the six months ended June 30, 2014 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $23.2 million for the six months ended June 30, 2015, compared to $7.2 million for the six months ended June 30, 2014, an increase of $16.0 million. For the six months ended June 30, 2015, we sold $727.0 million of securities, which comprised of $721.2 million of CMBS and $5.8 million U.S. Agency Securities. For the six months ended June 30, 2014, we sold $229.9 million of CMBS securities and no U.S. Agency Securities. The increase reflects higher transaction volume and higher profit margins in 2015 as compared to 2014.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $1.4 million for the six months ended June 30, 2015, compared to a gain of $1.7 million for the six months ended June 30, 2014. The negative change of $3.1 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio during the six months ended June 30, 2015.

Income from sales of real estate, net

For the six months ended June 30, 2015, income from sales of real estate, net totaled $14.9 million compared to $15.8 million for the six months ended June 30, 2014. The decrease of $0.9 million was a result of the commercial real estate and residential condominium sales discussed below.

During the six months ended June 30, 2015, we sold three single-tenant retail properties resulting in a net gain on sale of $1.6 million. There were no sales of commercial real estate properties during the six months ended and June 30, 2014.

During the six months ended June 30, 2015, income from sales of residential condominiums totaled $13.3 million. We sold 50 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $9.4 million, and 57 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $3.9 million. During the six months ended June 30, 2014, income from sales of 75 residential condominium units from Veer Towers in Las Vegas, NV, resulted in a net gain on sale of $12.1 million, and 16 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.8 million.

Other income

Fee income totaled $7.4 million for the six months ended June 30, 2015, compared to $4.5 million for the six months ended June 30, 2014. We generate fee income from the management of our institutional partnership and managed accounts, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $2.9 million increase in fee income year-over-year was primarily due to an increase in dividends from our investment in FHLB stock and increase in fee income on our loan portfolio.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $12.4 million for the six months ended June 30, 2015, which was comprised of an unrealized gain of $5.3 million and a realized loss of $17.7 million, compared to a loss of $51.6 million which was comprised of an unrealized loss of $16.8 million and a realized loss of $34.8 million, for the six months ended June 30, 2014, a positive change of $39.2 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2015 was primarily related to a decrease in interest rates during the six months ended June 30, 2015, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings from investment in unconsolidated joint ventures

Total earnings from investment in unconsolidated joint ventures totaled $0.6 million for the six months ended June 30, 2015, compared to $1.3 million for the six months ended June 30, 2014. Earnings from our investment in LCRIP I totaled $0.1 million for the six months ended June 30, 2015, compared to $0.8 million for the six months ended June 30, 2014. The decrease of $0.7 million reflects decrease in the number of loans held by LCRIP I in 2015 compared to 2014. LCRIP I held no loans as of June 30, 2015. Earnings from our investment in Grace Lake JV totaled $0.5 million for the six months ended June 30, 2015, compared to $0.5 million for the six months ended June 30, 2014.

Salaries and employee benefits

Salaries and employee benefits totaled $29.7 million for the six months ended June 30, 2015, compared to $46.5 million for the six months ended June 30, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $16.8 million in compensation expense was attributable to the decrease in incentive compensation expense in the six months ended June 30, 2015 compared the the six months ended June 30, 2014 due to reduced actual net revenues and loan/investment production in the most recently ended quarter.

Operating expenses

Operating expenses totaled $15.5 million for the six months ended June 30, 2015, compared to $6.7 million for the six months ended June 30, 2014. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase in operating expenses is a result of increased investments in loans, securities and real estate. It is also due to higher costs associated with operating as a public REIT and restructuring related to the Company’s REIT election.

Real estate operating expenses

Real estate operating expenses totaled $19.0 million for the six months ended June 30, 2015, compared to $15.0 million for the six months ended June 30, 2014. The increase of $4.0 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

Real estate acquisition costs

Real estate acquisition costs totaled $1.1 million for the six months ended June 30, 2015, compared to none for the six months ended June 30, 2014. The increase of $1.1 million in real estate acquisition costs was due to the purchase of $140.2 million of real estate in the six months ended June 30, 2015, compared to none in the six months ended June 30, 2014.

Fee expense

Fee expense totaled $2.6 million for the six months ended June 30, 2015, compared to $1.2 million for the six months ended June 30, 2014. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.4 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at June 30, 2015, as compared to at June 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $19.7 million for the six months ended June 30, 2015, compared to $14.4 million for the six months ended June 30, 2014. The $5.3 million increase in depreciation and amortization is attributable to acquisitions, which increased real estate to $846.3 million at June 30, 2015 versus $561.2 million at June 30, 2014, as well as a partial period of depreciation on 2015 acquisitions and a full period of depreciation on acquisitions made in 2014.

Income tax (benefit) expense

Income tax (benefit) expense totaled $8.3 million for the six months ended June 30, 2015, compared to $13.5 million for the six months ended June 30, 2014. The decrease of $5.2 million is primarily attributable to the decrease in consolidated effective tax rate from June 30, 2014 to June 30, 2015 due to the REIT Structuring Transactions and our REIT election.

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

Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under repurchase agreements, (4) principal repayments on investments including mortgage loans and securities, (5) borrowings under our credit agreement, (6) borrowings under our revolving credit facility, (7) proceeds from securitizations and sales of loans, (8) proceeds from the sale of securities, (9) proceeds from the sale of real estate, (10) proceeds from the issuance of the Notes, and (11) proceeds from the issuance of equity capital. As a REIT, we will also be required to make sufficient dividend payments to our shareholders (and equivalent distributions to the Continuing LCFH Limited Partners) in amounts at least sufficient to maintain out REIT status. We have obtained an IRS private letter ruling, pursuant to which we may elect to pay a portion of our dividends in stock subject to a cash/stock election to optimize our level of capital retention.

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

As of June 30, 2015, we had unrestricted cash and cash equivalents of $102.9 million, unencumbered loans of $645.4 million, unencumbered securities of $20.2 million and restricted cash of $79.5 million.

To maintain our qualification as a REIT under the Code, we must distribute our C corporation accumulated earnings and profits and we must annually distribute at least 90% of our taxable income. We expect that a portion of our annual distribution, as well as a one-time earnings and profits distribution, as required by the REIT rules, would be payable primarily in stock, to provide for meaningful capital retention, and would be subject to a cash/stock election in accordance with the private letter ruling we have received from the IRS. In general, the ruling provides, subject to the terms and conditions contained therein, that (1) any and all of the cash and stock distributed by as part of a distribution of cash and stock will be treated as a taxable distribution of property with respect to our stock, and (2) the amount of any distribution of stock received by any of our shareholders as part of such distribution will be considered to be equal the amount of the money that could have been received instead. In general, a holder of our stock will be required to report dividend income as a result of a distribution of cash and stock even if we distribute no cash or only nominal amounts of cash to such shareholder. The REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $378.8 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2015.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $3.0 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at June 30, 2015.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $102.9 million and $76.2 million at June 30, 2015 and December 31, 2014, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $0.1 million during the six months ended June 30, 2015, and were a net provider of cash of $432.3 million for the six months ended June 30, 2014. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2015 and December 31, 2014 are set forth in the table below ($ in thousands):

	June 30, 2015	December 31, 2014

Committed loan facilities	$518,170	$509,024
Committed securities facility	124,202	174,853
Uncommitted securities facilities	414,008	747,789
Total repurchase agreements	1,056,380	1,431,666
Borrowings under credit agreement	12,000	11,000
Borrowings under credit and security agreement	46,750	46,750
Revolving credit facility	75,000	25,000
Mortgage loan financing	529,097	447,409
Borrowings from the FHLB	1,758,000	1,611,000
Total debt obligations	3,477,227	3,572,825
Senior unsecured notes	611,357	610,129
Total financing	$4,088,584	$4,182,954

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allow for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of June 30, 2015 and December 31, 2014. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2015.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

June 30, 2012	1,645,770	1,608,041	1,645,770	1,645,770	1,608,041	1,645,770	—	—	—
September 30, 2012	754,263	1,190,263	1,471,712	754,263	1,190,263	1,471,712	—	—	—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

Borrowings under credit agreement

On January 24, 2013, we entered into a $50.0 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of June 30, 2015, there were $12.0 million borrowings outstanding under this facility. There were $11.0 million of borrowings outstanding as of December 31, 2014.

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

Borrowings under Credit and Security Agreement

On October 31, 2014, we entered into a credit and security agreement with a major banking institution to finance one of our assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points. As of June 30, 2015 and December 31, 2014, there were $46.8 million and $46.8 million, respectively, of borrowings outstanding under the Company’s Credit and Security Agreement.

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

As of June 30, 2015 there were $75.0 million borrowings outstanding under the Revolving Credit Facility. As of December 31, 2014, there were $25.0 million of borrowings outstanding under the Revolving Credit Facility.

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the six months ended June 30, 2015, we executed 20 term debt agreements to finance real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 and 2025 and totaling $529.1 million at June 30, 2015 and $447.4 million at December 31, 2014.  These long-term nonrecourse mortgages include net unamortized premiums of $7.1 million and $5.3 million at June 30, 2015 and December 31, 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  We recorded $0.4 million and $0.3 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2015 and 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $691.0 million and $591.6 million as of June 30, 2015 and December 31, 2014, respectively.

FHLB financing

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB.  As of June 30, 2015, Tuebor had $1.8 billion of borrowings outstanding (with an additional $507.8 million of committed term financing available from the FHLB), with terms of overnight to 9 years, interest rates of 0.25% to 2.74%, and advance rates of 48.8% to 95.2% of the collateral.  As of June 30, 2015, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $704.6 million of first mortgage commercial real estate loans.  On June 26, 2015, Tuebor’s advance limit was increased to the lesser of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2014, Tuebor had $1.6 billion of borrowings outstanding (with an additional $289.0 million of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.30% to 2.74%, and advance rates of 50% to 95.2% of the collateral.  As of December 31, 2014, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $451.8 million of first mortgage commercial real estate loans.

On September 2, 2014, the Federal Housing Finance Agency (“FHFA”) proposed a rule that would revise the requirements for financial institutions to apply for, and retain membership in, one of the 11 FHLBs.  This proposed rule would revise FHFA’s existing FHLB membership regulation to ensure that members maintain a commitment to housing finance and that the entities meeting the revised requirements can gain access to FHLB advances and the benefits of membership. Many of the provisions of the proposed rule would not be applicable to Tuebor. The most relevant and most notable provisions of the proposed rule would:

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

The comment period on the proposed rule remained open for 120 days and closed on January 12, 2014.  As of June 30, 2015, there were no changes to the Tuebor’s borrowing ability from the FHLB as a result of the proposed rule. If the rule is adopted as proposed, Tuebor’s FHLB membership would continue in effect until the Sunset Date, with the terms of the future borrowings from the FHLB wound be limited to maturity dates on or prior to the Sunset Date.  Tuebor’s total borrowings from the FHLB would be limited to 40.0% of its total assets, and Tuebor would be required to maintain at least 1.0% of its assets in the form of HML.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $378.8 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2015.

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2015, Ladder Capital Corp has a 53.2% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $439.8 million for the six months ended June 30, 2015 and $79.4 million for the six months ended June 30, 2014. Repayment of real estate securities provided net cash of $114.8 million for the six months ended June 30, 2015 and $122.8 million for the six months ended June 30, 2014. The decrease in principal repayments on investments is due to the growth of our loan and securities investments year over year.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third-parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $1.1 billion for the six months ended June 30, 2015 and $1.7 billion for the six months ended June 30, 2014.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $727.0 million for the six months ended June 30, 2015 and $229.9 million for the six months ended June 30, 2014.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $63.8 million for the six months ended June 30, 2015 and $64.9 million for the six months ended June 30, 2014.

Proceeds from the issuance of equity

For the six months ended June 30, 2015, there were no proceeds realized in connection with the issuance of equity.  There were $238.5 million proceeds realized for the issuance of equity for the six months ended June 30, 2014. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of June 30, 2015 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,448,702	$1,099,105	$106,839	$740,454	$3,395,100
Unsecured revolving credit facility	—	75,000	—	—	75,000
Senior unsecured notes	—	—	319,555	300,000	619,555
Interest payable(1)	67,217	47,066	84,419	107,257	305,959
Other funding obligations(2)	130,853	—	—	—	130,853
Payments pursuant to tax receivable agreement	—	862	—	—	862
Operating lease obligations	589	2,453	2,386	2,459	7,887
Total	$1,647,361	$1,224,486	$513,199	$1,150,170	$4,535,216

(1)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2015 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing and our commitment to purchase GN construction loan securities as of June 30, 2015.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of June 30, 2015, our off-balance sheet arrangements consisted of $126.0 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $124.6 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2014, our off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2014.

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

	Core Earnings
	As Reported	NCI/Depreciation Related Adjustments	Unrecognized Hedging Adjustments	As Revised

2014
Six months ended June 30, 2014	$119,147	$(1,141)	$(824)	$117,182
Three months ended June 30, 2014	62,296	(463)	15	61,848

Set forth below is an unaudited reconciliation of income before taxes to Core Earnings ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as revised)		(as revised)

Income before taxes	$73,874	$38,441	$94,941	$62,131
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	684	(46)	493	145
Our share of real estate depreciation, amortization and gain adjustments (1)	8,400	4,543	16,804	10,807
Adjustments for unrecognized derivative results (2)	(32,916)	17,334	(21,398)	37,157
Unrealized (gain) loss on agency IO securities	51	(2,782)	1,369	(1,748)
Premium (discount) on mortgage loan financing, net of amortization	(255)	(163)	1,876	1,028
Non-cash stock-based compensation	2,305	4,521	4,555	7,662
One-time transactional adjustment (3)	—	—	1,509	—
Core Earnings	$52,143	$61,848	$100,149	$117,182

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

(1)
Following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments amounts presented in the computation of Core Earnings in the preceding table ($ in thousands):

	Total GAAP depreciation and amortization	$9,954	$7,018	$19,677	$14,445
	Less: Depreciation and amortization related to non-rental property fixed assets	(46)	(137)	(51)	(274)
	Less: Non-controlling interests share of consolidated depreciation and amortization	(735)	(681)	(1,480)	(1,363)
	Our share of real estate depreciation and amortization	$9,173	$6,200	$18,146	$12,808

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(778)	$(1,876)	$(1,351)	$(2,224)
	Less: Non-controlling interests share of accumulated depreciation and amortization on real estate sold	5	219	9	223
	Our share of accumulated depreciation and amortization on real estate sold	$(773)	$(1,657)	$(1,342)	$(2,001)

	Our share of real estate depreciation and amortization and gain adjustments	$8,400	$4,543	$16,804	$10,807

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of core earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

	GAAP realized gain on sale of real estate, net	$7,278	$9,060	$14,941	$15,753
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(778)	(1,876)	(1,351)	(2,224)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$6,500	$7,184	$13,590	$13,529

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

(2)	Following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

	Hedging interest expense	$(6,523)	$(2,550)	$(13,859)	$(3,916)
	Hedging realized result	394	(5,389)	(19,891)	(10,487)
	Hedging unrecognized result	32,916	(17,334)	21,398	(37,157)
	Net results from derivative transactions	$26,787	$(25,273)	$(12,352)	$(51,560)

(3)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expensed and accrued for in the period incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Number of loans	45	36	90	78
Face amount of loans sold into securitizations	$486,882	$885,997	$1,121,320	$1,658,382
Number of securitizations	2	3	4	5

Income from sales of securitized loans, net (1)	$14,524	$45,219	$44,551	$86,521
Hedge gain/(loss) related to loans securitized (2)	8,101	(5,365)	(4,675)	(11,313)
Income from sales of securitized loans, net of hedging	$22,625	$39,854	$39,876	$75,208

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Income from sales of loans (non-securitized), net	$—	$200	$—	$200
Income from sales of securitized loans, net	14,524	45,219	44,551	86,521
Income from sales of loans, net	$14,524	$45,419	$44,551	$86,721

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Hedge gain/(loss) related to lending and securities positions	$18,686	$(19,908)	$(7,677)	$(40,247)
Hedge gain/(loss) related to loans securitized	8,101	(5,365)	(4,675)	(11,313)
Net results from derivative transactions	$26,787	$(25,273)	$(12,352)	$(51,560)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest expense	$(27,487)	$(16,751)	$(54,311)	$(31,593)
Net interest expense component of hedging activities (1)	(6,523)	(2,550)	(13,859)	(3,916)
Cost of funds	$(34,010)	$(19,301)	$(68,170)	$(35,509)

Interest income	$59,239	$45,112	$115,622	$81,934
Cost of funds	(34,010)	(19,301)	(68,170)	(35,509)
Interest income, net of cost of funds	$25,229	$25,811	$47,452	$46,425

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

(1)	Net interest expense component of hedging activities	$(6,523)	$(2,550)	$(13,859)	$(3,916)
	Hedging realized result	394	(5,389)	(19,891)	(10,487)
	Hedging unrecognized result	32,916	(17,334)	21,398	(37,157)
	Net result from derivative transactions	$26,787	$(25,273)	$(12,352)	$(51,560)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net interest income after provision for loan losses	$31,602	$28,211	$61,011	$50,041
Total other income	86,452	55,488	121,489	95,923
Net revenues	$118,054	$83,699	$182,500	$145,964

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2015 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2015, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(8,008)	$42,787
Increase by 1.00%	11,603	(44,880)

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of June 30, 2015, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2015 to the risk factors in Item 1A in our Annual Report.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of June 30, 2015, (ii) the Combined Consolidated Statements of Income for the three and six months ended June 30, 2015, (iii) the Combined Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the six months ended June 30, 2015, (v) the Combined Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: August 6, 2015	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: August 6, 2015	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer