Form 10-Q
period 2015-09-30
Ladder Capital Corp
filed 2015-11-06
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Class A Common Stock, $0.001 par value	55,151,814
Class B Common Stock, $0.001 par value	44,198,745

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2015

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

Ladder Capital Corp and Predecessor
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$181,540	$76,218
Cash collateral held by broker	50,921	42,438
Mortgage loan receivables held for investment, net, at amortized cost	1,794,812	1,521,053
Mortgage loan receivables held for sale	333,531	417,955
Real estate securities, available-for-sale	2,415,382	2,815,566
Real estate held for sale	49,022	—
Real estate and related lease intangibles, net	791,577	768,986
Investments in unconsolidated joint ventures	33,793	6,041
FHLB stock	77,915	72,340
Derivative instruments	299	423
Due from brokers	4	4
Accrued interest receivable	22,220	24,658
Other assets	78,945	68,553
Total assets	$5,829,961	$5,814,235
Liabilities and Equity
Liabilities
Debt obligations	$3,603,512	$3,572,825
Senior unsecured notes	611,981	610,129
Due to brokers	2,012	—
Derivative instruments	21,942	13,445
Amount payable pursuant to tax receivable agreement	2,234	862
Dividends payable	1,380	—
Accrued expenses	57,753	91,993
Other liabilities	30,005	19,774
Total liabilities	4,330,819	4,309,028
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 55,122,895 and 51,431,872 shares issued and outstanding	55	51
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 44,227,923 and 47,647,023 shares issued and outstanding	44	—
Additional paid-in capital	766,516	725,538
Retained earnings	49,571	44,187
Accumulated other comprehensive income	14,443	15,656
Total shareholders’ equity	830,629	785,432
Noncontrolling interest in operating partnership	661,505	711,674
Noncontrolling interest in consolidated joint ventures	7,008	8,101
Total equity	1,499,142	1,505,207

Total liabilities and equity	$5,829,961	$5,814,235

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net interest income
Interest income	$63,013	$48,459	$178,635	$130,394
Interest expense	29,535	19,928	83,846	51,521
Net interest income	33,478	28,531	94,789	78,873
Provision for loan losses	150	150	450	450
Net interest income after provision for loan losses	33,328	28,381	94,339	78,423

Other income
Operating lease income	20,671	12,810	60,207	38,827
Tenant recoveries	2,847	2,252	7,883	6,473
Sale of loans, net	15,165	20,414	59,717	107,135
Realized gain (loss) on securities	513	14,074	23,680	21,259
Unrealized gain (loss) on Agency interest-only securities	731	(1,282)	(639)	466
Realized gain on sale of real estate, net	6,406	8,471	21,347	24,225
Fee income	3,483	2,715	10,857	7,216
Net result from derivative transactions	(42,242)	1,125	(54,594)	(50,435)
Earnings (loss) from investment in unconsolidated joint ventures	(25)	326	580	1,662
Gain on assignment of mortgage loan financing	—	432	—	432
Total other income	7,549	61,337	129,038	157,260
Costs and expenses
Salaries and employee benefits	17,628	19,830	47,333	66,316
Operating expenses	4,951	6,190	20,487	12,896
Real estate operating expenses	8,975	7,150	27,976	22,131
Real estate acquisition costs	470	1,712	1,524	1,712
Fee expense	675	496	3,260	1,711
Depreciation and amortization	9,561	6,829	29,238	21,274
Total costs and expenses	42,260	42,207	129,818	126,040
Income (loss) before taxes	(1,383)	47,511	93,559	109,643
Income tax expense (benefit)	(4,181)	10,335	4,101	23,823
Net income	2,798	37,176	89,458	85,820
Net loss attributable to noncontrolling interest in consolidated joint ventures	85	306	578	451
Net loss attributable to predecessor unitholders	—	—	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	430	(22,826)	(43,338)	(59,086)
Net income attributable to Class A common shareholders	$3,313	$14,656	$46,698	$39,813

Earnings per share:
Basic	$0.06	$0.30	$0.91	$0.81
Diluted	$0.06	$0.28	$0.91	$0.74

Weighted average shares outstanding:
Basic	52,922,487	49,394,399	51,091,977	49,101,904
Diluted	53,348,858	97,918,235	51,388,851	97,750,385

Dividends per share of Class A common stock:	$0.275	$—	$0.775	$—
The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,798	$37,176	$89,458	$85,820

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	16,697	(7,211)	20,732	30,511
Reclassification adjustment for (gains) included in net income (2)	(705)	(11,352)	(24,851)	(18,860)

Total other comprehensive income (loss)	15,992	(18,563)	(4,119)	11,651

Comprehensive income	18,790	18,613	85,339	97,471
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	85	306	578	451
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$18,875	$18,919	$85,917	$97,922
Comprehensive (income) attributable to predecessor unitholders	—	—	—	(4,380)
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(6,810)	(11,418)	(41,245)	(55,859)
Comprehensive income attributable to Class A common shareholders	$12,065	$7,501	$44,672	$37,683

(1)
Amounts are net of provision for (benefit from) no income taxes and $(2.0) million of income taxes for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Amounts are net of (provision for) benefit of no income taxes and $(3.2) million for the three months ended September 30, 2015 and 2014, respectively, and $(0.5) million and $(4.5) million for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)
(Unaudited)

	Predecessor's Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2014	$—	$—	$—	$—	51,432	$51	47,647	$—	$725,538	$44,187	$15,656	$711,674	$8,101	$1,505,207
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	74	74
Distributions	—	—	—	—	—	—	—	—	—	—	—	(56,274)	(589)	(56,863)
Amendment of the par value of the Class B shares from no par value per share to $0.001 per share	—	—	—	—	—	—	—	47	—	—	—	(47)	—	—
Equity based compensation	—	—	—	—	—	—	—	—	308	—	—	11,034	—	11,342
Grants of restricted stock	—	—	—	—	726	1	—	—	(1)	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	—	—	—	—	(262)	—	(4)	—	(4,817)	—	—	(68)	—	(4,885)
Forfeitures	—	—	—	—	(188)	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	(41,314)	—	—	—	(41,314)
Exchange of noncontrolling interest for common stock	—	—	—	—	3,415	3	(3,415)	(3)	50,449	—	620	(51,069)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	242	—	—	—	—	242
Net income (loss)	—	—	—	—	—	—	—	—	—	46,698	—	43,338	(578)	89,458
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(2,027)	(2,092)	—	(4,119)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	(5,203)	—	194	5,009	—	—
Balance, September 30, 2015	$—	$—	$—	$—	55,123	$55	44,228	$44	$766,516	$49,571	$14,443	$661,505	$7,008	$1,499,142

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

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$89,458	$85,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,238	21,274
Unrealized (gain) loss on derivative instruments	8,407	2,753
Unrealized (gain) loss on Agency interest-only securities	639	(466)
Provision for loan losses	450	450
Amortization of equity based compensation	11,342	10,304
Amortization of deferred financing costs included in interest expense	4,167	4,081
Amortization of premium on mortgage loan financing	(678)	(471)
Amortization of above- and below-market lease intangibles	(201)	533
Accretion/amortization of discount, premium and other fees on loans	(8,584)	(4,342)
Accretion/amortization of discount, premium and other fees on securities	67,773	68,094
Capitalization of interest on investment in unconsolidated joint ventures	(128)	—
Realized gain on sale of mortgage loan receivables held for sale	(59,717)	(107,135)
Realized gain on real estate securities	(23,680)	(21,259)
Realized gain on sale of real estate, net	(21,347)	(24,225)
Realized gain on assignment of mortgage loan financing	—	(432)
Origination of mortgage loan receivables held for sale	(1,781,355)	(2,027,845)
Repayment of mortgage loan receivables held for sale	1,613	951
Proceeds from sales of mortgage loan receivables held for sale	1,923,883	2,379,818
Accrued interest receivable	2,438	(6,103)
Earnings on investment in unconsolidated joint ventures	(580)	(1,662)
Distributions from operations of investment in unconsolidated joint ventures	294	1,732
Deferred tax asset	(1,588)	(5,544)
Changes in operating assets and liabilities:
Other assets	(4,278)	(26,292)
Amount payable pursuant to tax receivable agreement	—	672
Accrued expenses and other liabilities	(31,443)	16,006
Net cash provided by (used in) operating activities	206,123	366,712
Cash flows from investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(4,877)	(791)
Purchase of derivative instruments	—	(7)
Purchases of real estate securities	(578,299)	(1,286,236)
Repayment of real estate securities	142,680	165,755
Proceeds from sales of real estate securities	788,964	565,097
Purchase of FHLB stock	(7,984)	(10,290)
Sale of FHLB stock	2,409	—
Origination and purchases of mortgage loan receivables held for investment	(840,652)	(951,438)
Repayment of mortgage loan receivables held for investment	575,028	159,329
Reduction (addition) of cash collateral held by broker	(3,605)	(25,214)
Addition of deposits received for loan originations	1,226	6,461
Title deposits included in other assets	(3,382)	(5,289)
Capital contributions to investment in unconsolidated joint ventures	(31,085)	—
Distributions of return of capital from investment in unconsolidated joint ventures	3,747	3,255
Purchases of real estate	(166,763)	(126,997)
Capital improvements of real estate	(2,006)	(1,971)
Proceeds from sale of real estate	84,656	103,462
Net cash provided by (used in) investing activities	(39,943)	(1,404,874)

	Nine Months Ended September 30,
	2015	2014

Cash flows from financing activities:
Deferred financing costs paid	(1,924)	(7,215)
Proceeds from borrowings under debt obligations	12,833,258	11,484,815
Repayment of borrowings under debt obligations	(12,790,584)	(10,922,908)
Cash dividends paid to Class A common shareholders	(39,934)	—
Proceeds from Notes issued	—	300,000
Partners’ capital distributions	—	(369)
Capital distributed to noncontrolling interests in operating partnership	(56,274)	(44,829)
Capital contributed by noncontrolling interests in consolidated joint ventures	74	1,278
Capital distributed to noncontrolling interests in consolidated joint ventures	(589)	(2,046)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(4,885)	(125)
Issuance of common stock	—	259,037
Common stock offering costs	—	(20,523)
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	138
Net cash provided by (used in) financing activities	(60,858)	1,047,253
Net increase (decrease) in cash	105,322	9,091
Cash and cash equivalents at beginning of period	76,218	78,742
Cash and cash equivalents at end of period	$181,540	$87,833

Supplemental information:
Cash paid for interest	$90,565	$50,509
Cash paid for income taxes	$19,676	$9,539

Supplemental disclosure of non-cash investing activities:
Securities purchased, not settled	$(2,012)	$—
Securities sold, not settled	$—	$3
Supplemental disclosure of non-cash financing activities:
Exchange of capital for common stock	$—	$483,568
Exchange of predecessor LP Units for common stock	$—	$697,097
Exchange of noncontrolling interest for common stock	$51,072	$—
Change in deferred tax asset related to change in tax receivable agreement	$1,615	$1,293
Mortgage debt assumed by buyer in real estate sale	$11,310	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Notes to Combined Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. As the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), Ladder Capital Corp, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2015, Ladder Capital Corp has a 55.5% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

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

The REIT Structuring Transactions
In anticipation of the Company’s election to be subject to tax as a REIT beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described in our Annual Report on Form 10-K (the “Annual Report”) (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014 and at various times during the years, balances exceeded the insured limits.

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

Restricted Cash

As of September 30, 2015 and December 31, 2014, included in other assets on the Company’s combined consolidated balance sheets are $27.6 million and $24.4 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

Real Estate Securities

The Company designates its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”), recorded as a component of other comprehensive income (loss) in shareholders’ equity.

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the combined consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy, as disclosed within this Note for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the combined consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount reclassified out of accumulated other comprehensive income into earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in real estate securities, available-for-sale, on the combined consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the combined consolidated statements of income.

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

The Company utilizes an internal model as its primary pricing source to develop its prices for its commercial mortgage-backed securities (“CMBS”) and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency Securities”). Different judgments and assumptions could result in materially different estimates of fair value. To confirm its own valuations, the Company requests prices for each of its CMBS and U.S. Agency Securities investments from three different sources, including pricing services and brokers, although since broker quotes for the same or similar securities in which Ladder has invested are non-binding, the Company does not consider them to be a primary source for valuation. The Company may also develop a price for a security based on its direct observations of market activity and other observations. Typically, at least two prices per security are obtained.

Prior to using a third-party pricing service for valuation, the Company develops an understanding of the valuation methodologies used by such pricing services through discussions with their representatives and review of their valuation methodologies used for different types of securities. The Company understands that the pricing services develop estimates of fair value for CMBS and U.S. Agency Securities using various techniques, including discussion with their internal trading desks, proprietary models and matrix pricing approaches. The Company does not have access to, and is therefore not able to review in detail, the inputs used by the pricing services in developing their estimates of fair value. However, on at least a monthly basis as part of our closing process, the Company evaluates the fair value information provided by the pricing services by comparing this information for reasonableness against its direct observations of market activity for similar securities and anecdotal information obtained from market participants that, in its assessment, is relevant to the determination of fair value. This process may result in the Company “challenging” the estimate of fair value for a security if it is unable to reconcile the estimate provided by the pricing service with its assessment of fair value for the security. Accordingly, in following this approach, the Company’s objective is to ensure that the information used by pricing services in their determination of fair value of securities is reasonable and appropriate.

Since inception, the Company has not encountered significant variation in the values obtained from the various pricing sources. In the extremely limited occasions where the prices received were challenged, the challenge resulted in the prices provided by the pricing services being updated to reflect current market updates or cash flow assumptions.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $7.6 million are included in senior unsecured notes as of September 30, 2015, and unamortized debt issuance costs of $9.4 million are included in senior unsecured notes as of December 31, 2014 (previously included in other assets on the combined consolidated balance sheets). This new guidance is framed around how to account for costs related to term debt and it does not address how to present fees paid to lenders or other costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements. Refer to Note 7, Debt Obligations and Note 8, Senior Unsecured Notes.

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

Recently Issued and Adopted Accounting Pronouncements

In September 2015, FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”). This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 applies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities must apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier adoption permitted for financial statements that have not yet been made available for issuance. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

As described above, in August 2015, FASB issued ASU 2015-15. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company elected to early adopt this update in the quarter ended September 30, 2015. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-9, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued ASU 2015-14, Deferral of the Effective Date (“ASU 2015-14”), which amends ASU 2014-09. As a result, the effective date for the amendments contained in ASU 2014-09 will be the first quarter of fiscal year 2018, with early adoption permitted in the first quarter of fiscal year 2017. The adoption will use one of two retrospective application methods. The Company anticipates adopting this update in the quarter ending March 31, 2018 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial condition or results of operations.

3. MORTGAGE LOAN RECEIVABLES

September 30, 2015 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,811,216	$1,798,362	7.61%	1.58
Provision for loan losses	N/A	(3,550)
Total mortgage loan receivables held for investment, at amortized cost	1,811,216	1,794,812
Mortgage loan receivables held for sale	333,488	333,531	4.15%	7.60
Total	$2,144,704	$2,128,343

(1)         September 30, 2015 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of September 30, 2015, $347.1 million, or 19.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.5 billion, or 80.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of September 30, 2015, $333.5 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

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

(1)         December 31, 2014 LIBOR rates are used to calculate weighted average yield for floating rate loans.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	September 30, 2015		December 31, 2014
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for sale
First mortgage loan	$333,488	$333,531	$417,955	$417,955
Total mortgage loan receivables held for sale	333,488	333,531	417,955	417,955
Mortgage loan receivables held for investment, at amortized cost
First mortgage loan	1,524,080	1,512,731	1,373,476	1,361,754
Mezzanine loan	287,136	285,631	163,447	162,399
Total mortgage loan receivables held for investment, at amortized cost	1,811,216	1,798,362	1,536,923	1,524,153

Provision for loan losses	N/A	(3,550)	N/A	(3,100)
Total	$2,144,704	$2,128,343	$1,954,878	$1,939,008

For the nine months ended September 30, 2015 and 2014 the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2014	$1,521,054	$417,955
Origination of mortgage loan receivables	840,652	1,781,355
Repayment of mortgage loan receivables	(575,028)	(1,613)
Proceeds from sales of mortgage loan receivables	—	(1,923,883)
Realized gain on sale of mortgage loan receivables	—	59,717
Transfer between held for investment and held for sale	—	—
Accretion/amortization of discount, premium and other fees	8,584	—
Loan loss provision	(450)	—
Balance September 30, 2015	$1,794,812	$333,531

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance December 31, 2013	$539,078	$440,490
Origination of mortgage loan receivables	951,438	2,027,845
Repayment of mortgage loan receivables	(159,329)	(951)
Proceeds from sales of mortgage loan receivables	—	(2,379,818)
Realized gain on sale of mortgage loan receivables	—	107,135
Transfer between held for investment and held for sale	(11,800)	11,800
Accretion/amortization of discount, premium and other fees	4,342	—
Loan loss provision	(450)	—
Balance September 30, 2014	$1,323,279	$206,501

During the three and nine months ended September 30, 2015 and 2014, the transfers of financial assets via sales of loans have been treated as sales under ASC Topic 860 — Transfers and Servicing.

At September 30, 2015 and December 31, 2014, there was $4.1 million and $4.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of September 30, 2015 and December 31, 2014.

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

At September 30, 2015 and December 31, 2014, there was one loan on non-accrual status with an amortized cost of $5.9 million and an unamortized discount of $2.2 million included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.  This loan was not originated by the Company.  Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Provision for Loan Losses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Provision for loan losses at beginning of period	$3,400	$2,800	$3,100	$2,500
Provision for loan losses	150	150	450	450
Charge-offs	—	—	—	—
Provision for loan losses at end of period	$3,550	$2,950	$3,550	$2,950

4. REAL ESTATE SECURITIES

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, GN construction securities and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.  Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2015 and December 31, 2014 ($ in thousands):

September 30, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS(3)	$1,936,316		$1,960,371	$25,897	$(1,073)	$1,985,195	120	AAA	3.25%	2.63%	3.35
CMBS interest-only(3)	7,246,777	(1)	356,204	1,726	(1,002)	356,928	47	AAA	0.90%	3.74%	3.46
GNMA interest-only(4)	662,161	(1)	30,109	77	(1,583)	28,603	21	AA+	0.81%	4.27%	5.48
GN construction securities(3)	26,730		27,223	589	37	27,849	2	AA+	4.10%	3.86%	9.46
GN permanent securities(3)	16,435		16,950	287	(430)	16,807	12	AA+	4.55%	4.00%	6.09
Total	$9,888,419		$2,390,857	$28,576	$(4,051)	$2,415,382	202		1.37%	3.56%	3.59

December 31, 2014

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (2)	Coupon %	Yield %	Remaining Duration (years)

CMBS(3)	$2,247,565		$2,277,995	$28,453	$(1,038)	$2,305,410	145	AAA	3.31%	2.60%	4.23
CMBS interest-only(3)	7,239,503	(1)	376,085	2,973	(723)	378,335	41	AAA	1.04%	4.88%	3.45
GNMA interest-only(4)	1,400,141	(1)	67,544	1,035	(1,937)	66,642	34	AA+	0.85%	5.90%	4.50
GN construction securities(3)	27,538		28,178	503	(275)	28,406	4	AA+	3.89%	3.56%	9.42
GN permanent securities(3)	36,232		36,515	258	—	36,773	11	AA+	5.49%	4.94%	1.32
Total	$10,950,979		$2,786,317	$33,222	$(3,973)	$2,815,566	235		1.50%	4.54%	3.75

(1)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(2)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating.  For each security rated by multiple rating agencies, the highest rating is used.  Ratings provided were determined by third-party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.

(3)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(4)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at September 30, 2015 and December 31, 2014 ($ in thousands):

September 30, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$604,249	$776,565	$604,381	$—	$1,985,195
CMBS interest-only(1)	70	356,858	—	—	356,928
GNMA interest-only(2)	9	8,929	19,104	561	28,603
GN construction securities(1)	—	414	27,435	—	27,849
GN permanent securities(1)	—	8,859	7,948	—	16,807
Total	$604,328	$1,151,625	$658,868	$561	$2,415,382

December 31, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$474,357	$814,702	$1,016,351	$—	$2,305,410
CMBS interest-only(1)	391	370,993	6,951	—	378,335
GNMA interest-only(2)	1,356	42,105	23,181	—	66,642
GN construction securities(1)	—	507	5,183	22,716	28,406
GN permanent securities(1)	25,915	9,334	1,524	—	36,773
Total	$502,019	$1,237,641	$1,053,190	$22,716	$2,815,566

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $0.2 million and $1.6 million in unrealized losses on securities recorded as other than temporary impairments for the three and nine months ended September 30, 2015, respectively, included in realized gain on securities in the combined consolidated statements of income. There were $0.5 million and $2.1 million in unrealized losses on securities recorded as other than temporary impairments for the three and nine months ended September 30, 2014, respectively. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

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

During the nine months ended September 30, 2015, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2015	Net Lease	Jacksonville, NC	$7,877	100.0%
January 2015	Net Lease	Iberia, MO	1,328	100.0%
January 2015	Net Lease	Isle, MN	1,078	100.0%
January 2015	Net Lease	Pine Island, MN	1,142	100.0%
January 2015	Net Lease	Kings Mountain, NC	21,241	100.0%
February 2015	Net Lease	Village of Menomonee Falls, WI	17,050	100.0%
February 2015	Net Lease	Rockland, MA	7,316	100.0%
February 2015	Net Lease	Crawfordsville, IA	6,000	100.0%
February 2015	Net Lease	Boardman Township, OH	5,400	100.0%
March 2015	Net Lease	Hilliard, OH	6,384	100.0%
March 2015	Net Lease	Weathersfield Township, OH	5,200	100.0%
March 2015	Net Lease	Rotterdam, NY	12,000	100.0%
March 2015	Net Lease	Wheaton, MO	970	100.0%
March 2015	Net Lease	Paynesville, MN	1,254	100.0%
March 2015	Net Lease	Loveland, CO	5,600	100.0%
March 2015	Net Lease	Battle Lake, MN	1,098	100.0%
March 2015	Net Lease	Yorktown, TX	1,207	100.0%
March 2015	Net Lease	St. Francis, MN	1,117	100.0%
May 2015	Net Lease	Red Oak, IA	1,185	100.0%
May 2015	Net Lease	Zapata, TX	1,150	100.0%
June 2015	Net Lease	Aurora, MN	952	100.0%
June 2015	Net Lease	Canyon Lake, TX	1,377	100.0%
June 2015	Net Lease	Wheeler, TX	1,075	100.0%
June 2015	Other	Grand Rapids, MI	9,300	97.0%
June 2015	Other	Grand Rapids, MI	6,300	97.0%
June 2015	Net Lease	Bridgeport, IL	1,186	100.0%
June 2015	Net Lease	Peoria, IL	1,226	100.0%
June 2015	Net Lease	Pleasanton, TX	1,316	100.0%
June 2015	Other	Wayne, NJ	9,700	100.0%
June 2015	Net Lease	Warren, MN	1,055	100.0%
June 2015	Net Lease	Tremont, IL	1,150	100.0%
August 2015	Net Lease	Ponce, Puerto Rico	8,900	100.0%
August 2015	Net Lease	Effingham County, IL	1,195	100.0%
August 2015	Net Lease	Lebanon, MI	1,200	100.0%
August 2015	Net Lease	Minot, ND	6,644	100.0%
August 2015	Net Lease	Floresville, TX	1,251	100.0%
August 2015	Net Lease	Kerrville, TX	1,174	97.0%
September 2015	Net Lease	De Soto, IL	1,066	97.0%
September 2015	Net Lease	Biscoe, NC	1,216	100.0%
September 2015	Net Lease	Moultrie, GA	1,305	100.0%
September 2015	Net Lease	Rose Hill, NC	1,420	100.0%
September 2015	Net Lease	Rockingham, NC	1,158	100.0%
Totals			$166,763

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the nine months ended September 30, 2015, as follows ($ in thousands):

Purchase Price Allocation

Land	$21,794
Building	129,032
Intangibles	15,937
Total purchase price	$166,763

The Company recorded $3.9 million and $7.9 million in revenues from its 2015 acquisitions for the three and nine months ended September 30, 2015, respectively, which are included in operating lease income on the combined consolidated statements of income.

During the nine months ended September 30, 2014, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

August 2014	Net Lease	O'Fallon, IL	$8,000	100.0%
August 2014	Net Lease	El Centro, CA	4,277	100.0%
August 2014	Other	Richmond, VA	19,850	77.5%
August 2014	Net Lease	Conyers, GA	32,530	100.0%
September 2014	Other	St. Paul, MN	62,340	97.0%
Totals			$126,997

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the nine months ended September 30, 2014, as follows ($ in thousands):

Purchase Price Allocation

Land	$17,886
Building	82,233
Intangibles	26,878
Total purchase price	$126,997

The Company recorded $0.9 million in revenues from its 2014 acquisitions for the three and nine months ended September 30, 2014, which are included in operating lease income on the combined consolidated statements of income.

Sales

The Company sold the following properties during the nine months ended September 30, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

May 2015	Net Lease	Plattsmouth, NE	$8,440	$7,983	$457	1	—
May 2015	Net Lease	Worthington, MN	8,793	8,321	472	1	—
May 2015	Net Lease	Loveland, CO	6,249	5,600	649	1	—
Sep 2015	Net Lease	Village of Menomonee Falls, WI	18,186	16,827	1,359	1	—
Various	Condominium	Las Vegas, NV	31,997	18,617	13,380	—	72
Various	Condominium	Miami, FL	22,301	17,271	5,030	—	74
Totals			$95,966	$74,619	$21,347

The Company sold the following properties during the nine months ended September 30, 2014 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

May 2014	Net Lease	Tilton, NH	$8,432	$6,743	$1,689	1	—
Jun 2014	Other	Richmond, VA	16,793	15,642	1,151	1	—
Sep 2014	Net Lease	Yulee, FL	1,436	1,246	190	1	—
Sep 2014	Net Lease	Middleburg, FL	1,262	1,077	185	1	—
Sep 2014	Net Lease	Jonesboro, AR	9,413	8,016	1,397	1	—
Sep 2014	Net Lease	Mt. Juliet, TN	10,167	8,724	1,443	1	—
Various	Condominium	Las Vegas, NV	46,213	30,035	16,178	—	96
Various	Condominium	Miami, FL	9,746	7,754	1,992	—	34
Totals			$103,462	$79,237	$24,225

Real Estate Held for Sale

During the nine months ended September 30, 2015, the Company entered into a purchase and sale agreement to sell a 26-story office building in Minneapolis, MN. The sale of this property, which resulted in a gain, occurred on November 3, 2015. As of September 30, 2015, this property was designated as real estate held for sale in the combined consolidated statements of financial condition. The real estate held for sale, recorded at carrying value, is $49.0 million as of September 30, 2015. There was no real estate designated as real estate held for sale as of December 31, 2014.

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the nine months ended September 30, 2015 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold or classified as held for sale during the nine months ended September 30, 2015, for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating lease income	$1,663	$1,304	$5,517	$4,687
Tenant recoveries	1,348	1,233	3,806	3,228
Depreciation and amortization	(32)	(1,067)	(1,962)	(3,176)
Income from properties sold	$2,979	$1,470	$7,361	$4,739

The following table summarizes income from the properties sold or classified as held for sale during the nine months ended September 30, 2014, for the three and nine months ended September 30, 2014 ($ in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Operating lease income	$469	$2,682
Tenant recoveries	—	278
Depreciation and amortization	(14)	(1,223)
Income from properties sold	$455	$1,737

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

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$20,671	$240	$20,911	$60,207	$1,077	$61,284
Net income	2,798	138	2,936	89,458	625	90,083
Net loss attributable to noncontrolling interest in consolidated joint ventures	85	—	85	578	—	578
Net (income) loss attributable to noncontrolling interest in operating partnership	430	(64)	366	(43,338)	(292)	(43,630)
Net income attributable to Class A common shareholders	3,313	73	3,386	46,698	332	47,030

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$12,810	$433	$13,243	$38,827	$1,299	$40,126
Net income	37,176	(183)	36,993	85,820	307	86,127
Net loss attributable to noncontrolling interest in consolidated joint ventures	306	—	306	451	—	451
Net (income) loss attributable to predecessor unitholders	—	—	—	12,628	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(22,826)	86	(22,740)	(59,086)	(143)	(59,229)
Net income attributable to Class A common shareholders	14,656	(97)	14,559	39,813	163	39,976

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired in 2015 as if they incurred on January 1, 2014.

Real Estate and Related Lease Intangibles, Net

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	September 30, 2015	December 31, 2014

Land	$9,447	$—
Building	30,429	—
In-place leases and other intangibles	14,516	—
Real estate	54,392	—
Less: Accumulated depreciation and amortization	(5,370)	—
Real estate held for sale	$49,022	$—

	September 30, 2015	December 31, 2014

Land	$128,446	$122,458
Building	605,347	569,774
In-place leases and other intangibles	131,252	127,359
Real estate	865,045	819,591
Less: Accumulated depreciation and amortization	(73,468)	(50,605)
Real estate and related lease intangibles, net	$791,577	$768,986

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Depreciation expense (1)	$5,900	$3,399	$17,802	$12,713
Amortization expense	3,633	3,293	11,356	8,150
Total real estate depreciation and amortization expense	$9,533	$6,692	$29,158	$20,863

(1)
Depreciation expense on the combined consolidated statements of income also includes $28,493 and $0.1 million of depreciation on corporate fixed assets for the three months ended September 30, 2015 and 2014, respectively, and $79,904 and $0.4 million of depreciation on corporate fixed assets for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At September 30, 2015, gross intangible assets totaled $145.8 million with total accumulated amortization of $31.8 million, resulting in net intangible assets of $114.0 million, including $7.2 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2014, gross intangible assets totaled $127.4 million with total accumulated amortization of $19.9 million, resulting in net intangible assets of $107.5 million, including $7.4 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the three and nine months ended September 30, 2015, the Company recorded an offset against operating lease income of $0.4 million and $1.2 million, respectively, for favorable leases, compared to $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2014.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of September 30, 2015 ($ in thousands):

Period Ending December 31,	Amount

2015 (last 3 months)	$5,256
2016	13,271
2017	8,657
2018	7,609
2019	7,346
Thereafter	60,258
Total	$102,397

There were $5.0 million and $3.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

There was unencumbered real estate of $60.9 million and $85.7 million as of September 30, 2015 and December 31, 2014, respectively.

The following is a schedule of contractual future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at September 30, 2015 ($ in thousands):

Period Ending December 31,	Amount

2015 (last 3 months)	$22,651
2016	67,685
2017	63,553
2018	61,015
2019	56,697
Thereafter	529,372
Total	$800,973

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2015, the Company had an aggregate investment of $33.8 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2015 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $31.0 million. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

As of September 30, 2015, the Company owned a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting as it exerts significant influence but the unrelated limited partners have substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016.

As of September 30, 2015, the Company owned a 25% membership interest in Grace Lake JV, LLC (“Grace Lake JV”) which it received in connection with the refinancing of a first mortgage loan on an office building campus in Van Buren Township, MI. The Company accounts for its interest in Grace Lake JV using the equity method of accounting as it has a 25% investment, compared to the 75% investment of its operating partner.

As of September 30, 2015, the Company owned a 73.8% membership interest in 24 Second Avenue Holdings LLC (“24 Second Avenue”) to invest in a condominium development located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2015 and December 31, 2014 ($ in thousands):

Entity	September 30, 2015	December 31, 2014

Ladder Capital Realty Income Partnership I LP	$49	$3,898
Grace Lake JV, LLC	2,753	2,143
24 Second Avenue Holdings LLC	30,991	—
Company’s investment in unconsolidated joint ventures	$33,793	$6,041

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2015	2014	2015	2014

Ladder Capital Realty Income Partnership I LP	$—	$101	$116	$987
Grace Lake JV, LLC	196	225	685	675
24 Second Avenue Holdings LLC	(221)	—	(221)	—
Earnings (loss) from investment in unconsolidated joint ventures	$(25)	$326	$580	$1,662

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100.0 million. During the three months ended September 30, 2015 the Company recorded no management fees. During the three months ended September 30, 2014, the Company recorded $83,873 in management fees, which is reflected in fee income in the combined consolidated statements of income. During the nine months ended September 30, 2015 and 2014, the Company recorded $77,447 and $312,417, respectively, in management fees, which is reflected in fee income in the combined consolidated statements of income.

During the three and nine months ended September 30, 2015 and 2014, there were no sales of loans to LCRIP I. It is the Company’s policy to defer 10% of the gain on any sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I or repaid.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition. During the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the return thresholds were met on certain assets that have been fully realized. The Company is obligated to provide LCRIP I 10% of any costs related to the assets held in its portfolio as of September 30, 2015.

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

24 Second Avenue Holdings LLC

On August 7, 2015, 24 Second Avenue Holdings LLC was formed between the Company and an operating partner, who is the managing member of 24 Second Avenue. The Company contributed $31.1 million for a 73.8% interest and the operating partner has a 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. During the three and nine months ended September 30, 2015, the Company recorded $0.2 million in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the combined consolidated statements of income. The Company capitalizes interest related to the cost of its investment as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three and nine months ended September 30, 2015, the Company capitalized $0.1 million of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the combined consolidated balance sheets.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015	December 31, 2014

Total assets	$130,433	$118,762
Total liabilities	88,405	81,073
Partners’/members’ capital	$42,028	$37,689

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total revenues	$4,203	$5,700	$14,666	$19,661
Total expenses	4,626	3,727	11,987	12,571
Net income (loss)	$(423)	$1,973	$2,679	$7,090

7. DEBT OBLIGATIONS

The details of the Company’s debt obligations at September 30, 2015 and December 31, 2014 are as follows ($ in thousands):

September 30, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding	Committed but Unfunded	Interest Rate at September 30, 2015	Current Term Maturity	Remaining Extension Options	Eligible Collateral (1)	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$218,516	$381,484	1.96% - 2.71%	10/30/2016	(3)	(6)	$323,137	$325,108
Committed Loan Repurchase Facility	400,000	128,955	271,045	2.45% - 4.21%	4/10/2016	(4)	(7)	253,930	255,235
Committed Loan Repurchase Facility	450,000	276,540	173,460	2.45% - 4.21%	5/24/2016	(3)	(6)	498,487	502,738
Total Committed Loan Repurchase Facilities	1,450,000	624,011	825,989					1,075,554	1,083,081
Committed Securities Repurchase Facility	300,000	161,529	138,471	0.88% - 1.30%	10/31/2016	N/A	(8)	193,271	193,271
Uncommitted Securities Repurchase Facility	N/A (2)	405,786	N/A (2)	0.50% - 1.82%	10/2015	N/A	(8)	479,670	479,670
Total Repurchase Facilities	1,750,000	1,191,326	964,460					1,748,495	1,756,022
Borrowings Under Credit Agreement	50,000	20,400	29,600	2.94% - 2.96%	1/24/2016	N/A	(9)	21,765	22,920
Revolving Credit Facility	75,000	50,000	25,000	3.69% - 5.75%	2/11/2017	(3)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	555,786	555,786	—	4.25% - 6.75%	2018 - 2025	N/A	(12)	723,407	796,740
FHLB Financing	2,248,712	1,786,000	462,712	0.27% - 2.74%	2015 - 2024	N/A	(9)	2,250,547	2,258,794
Total Debt Obligations	$4,679,498	$3,603,512	$1,481,772					$4,744,214	$4,834,476

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

(12)	Using undepreciated value of commercial real estate to approximate fair value

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into three committed master repurchase agreements, as outlined in the September 30, 2015 table above, totaling $1.5 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of September 30, 2015 and December 31, 2014.

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

On August 14, 2015, the Company executed an amendment of one of its credit facilities with a major banking institution, providing for, among other things, an increase in the maximum funding capacity to $600.0 million.

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50.0 million credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2016 with no further extension options. Interest on the Credit Agreement is London Interbank Offered Rate (“LIBOR”) plus 275 basis points per annum payable monthly in arrears. LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the Credit Agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under the Credit Agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believes it was in compliance with all covenants as of September 30, 2015 and December 31, 2014.

Borrowings under Credit and Security Agreement

On October 31, 2014, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with a major banking institution to finance one of its assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points. On September 21, 2015, the debt was repaid, and the Credit and Security Agreement was terminated.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies, the Company considers its committed loan master repurchase facilities, borrowings under the Credit Agreement and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing them ratably over the term of each revolving debt arrangement. As of September 30, 2015 and December 31, 2014, the amount of unamortized costs relating to such facilities are $3.7 million and $4.0 million, respectively and are included in other assets in the combined consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 65% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the nine months ended September 30, 2015, the Company executed 36 term debt agreements to finance properties in its real estate portfolio. During the nine months ended September 30, 2014, the Company executed five term debt agreement to finance such real estate. These nonrecourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022, 2023, 2024 and 2025. These loans have carrying amounts of $555.8 million and $447.4 million, net of unamortized premiums of $7.0 million and $5.3 million at September 30, 2015 and December 31, 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.7 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2015, respectively. The Company recorded $0.2 million and $0.5 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $723.4 million and $591.6 million as of September 30, 2015 and December 31, 2014, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On June 26, 2015, Tuebor’s advance limit was increased to the lesser of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity.

As of September 30, 2015, Tuebor had $1.8 billion of borrowings outstanding (with an additional $462.7 million of committed term financing available from the FHLB), with terms of overnight to nine years (with a weighted average of 1.6 years), interest rates of 0.27% to 2.74% (with a weighted average of 0.83%), and advance rates of 50.0% to 95.2% of the collateral. As of September 30, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $523.3 million of first mortgage commercial real estate loans.

As of December 31, 2014, Tuebor had $1.6 billion of borrowings outstanding (with an additional $289.0 million of committed term financing available from the FHLB), with terms of overnight to 10 years (with a weighted average of 2.0 years), interest rates of 0.30% to 2.74% (with a weighted average of 0.79%), and advance rates of 50.0% to 95.2% of the collateral. As of December 31, 2014, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $451.8 million of first mortgage commercial real estate loans.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $414.2 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2015.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)(2)

2015 (last 3 months)	$685,221
2016	1,746,509
2017	610,534
2018	78,502
2019	28,731
Thereafter	1,066,535
Total	$4,216,032

(1) Contractual payments under current maturities, some of which are subject to extensions.
(2) Includes $612.0 million of the Company’s senior unsecured notes. Refer to Note 8.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $900.3 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2015.

8. SENIOR UNSECURED NOTES

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $7.6 million are included in senior unsecured notes as of September 30, 2015 and unamortized debt issuance costs of $9.4 million are included in senior unsecured notes as of December 31, 2014 (previously included in other assets on the combined consolidated balance sheets).

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. The remaining $319.6 million in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2015 and December 31, 2014 are as follows ($ in thousands):

September 30, 2015

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,936,316		$1,960,371	$1,985,195	Internal model, third-party inputs	2.63%	3.35
CMBS interest-only(1)	7,246,777	(9)	356,204	356,928	Internal model, third-party inputs	3.74%	3.46
GNMA interest-only(2)	662,161	(9)	30,109	28,603	Internal model, third-party inputs	4.27%	5.48
GN construction securities(1)	26,730		27,223	27,849	Internal model, third-party inputs	3.86%	9.46
GN permanent securities(1)	16,435		16,950	16,807	Internal model, third-party inputs	4.00%	6.09
Mortgage loan receivable held for investment, at amortized cost	1,811,216		1,794,812	1,820,999	Discounted Cash Flow(5)	7.61%	1.58
Mortgage loan receivable held for sale	333,488		333,531	342,611	Discounted Cash Flow(6)	4.15%	7.60
FHLB stock(7)	77,915		77,915	77,915	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	10,009		N/A	299	Counterparty quotations	N/A	5.59

Liabilities:
Repurchase agreements - short-term	793,933		793,933	793,933	Discounted Cash Flow(3)	1.83%	0.32
Repurchase agreements - long-term	397,393		397,393	397,393	Discounted Cash Flow(4)	1.30%	1.12
Borrowings under credit agreement	20,400		20,400	20,400	Discounted Cash Flow(10)	2.95%	0.32
Revolving credit facility	50,000		50,000	50,000	Discounted Cash Flow(10)	3.69%	1.37
Mortgage loan financing	562,035		555,786	590,265	Discounted Cash Flow(4)	4.87%	7.96
Borrowings from the FHLB	1,786,000		1,786,000	1,857,923	Discounted Cash Flow	0.83%	1.62
Senior unsecured notes	619,555		619,555	603,251	Broker quotations, pricing services	6.65%	3.86
Nonhedge derivatives(1)(8)	130,051		N/A	21,942	Counterparty quotations	N/A	0.99

December 31, 2014

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,247,565		$2,277,995	$2,305,409	Internal model, third-party inputs	2.60%	4.23
CMBS interest-only(1)	7,239,503	(9)	376,085	378,335	Internal model, third-party inputs	4.88%	3.45
GNMA interest-only(2)	1,400,141	(9)	67,543	66,642	Internal model, third-party inputs	5.90%	4.50
GN construction securities(1)	27,538		28,178	28,406	Internal model, third-party inputs	3.56%	9.42
GN permanent securities(1)	36,232		36,515	36,773	Internal model, third-party inputs	4.94%	1.32
Mortgage loan receivable held for investment, at amortized cost	1,536,923		1,521,053	1,540,388	Discounted Cash Flow(5)	7.33%	1.96
Mortgage loan receivable held for sale	417,955		417,955	421,991	Discounted Cash Flow(6)	4.31%	9.72
FHLB stock(7)	72,340		72,340	72,340	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	125,050		N/A	424	Counterparty quotations	N/A	3.45

Liabilities:
Repurchase agreements - short-term	1,331,603		1,331,603	1,331,603	Discounted Cash Flow(3)	1.32%	0.23
Repurchase agreements - long-term	100,062		100,062	100,062	Discounted Cash Flow(3)	1.89%	1.59
Borrowings under credit agreement	11,000		11,000	11,000	Discounted Cash Flow(10)	2.91%	1.07
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(10)	2.01%	1.77
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(10)	3.66%	2.12
Mortgage loan financing	442,753		447,410	455,846	Discounted Cash Flow(4)	4.85%	8.47
Borrowings from the FHLB	1,611,000		1,611,000	1,616,373	Discounted Cash Flow	0.79%	2.05
Senior unsecured notes	619,555		619,555	611,745	Broker quotations, pricing services	6.65%	4.61
Nonhedge derivatives(1)(8)	1,428,700		N/A	13,446	Counterparty quotations	N/A	1.41

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2015 and December 31, 2014 ($ in thousands):

September 30, 2015

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,936,316		$—	$—	$1,985,195	$1,985,195
CMBS interest-only(1)	7,246,777	(3)	—	—	356,928	356,928
GNMA interest-only(2)	662,161	(3)	—	—	28,603	28,603
GN construction securities(1)	26,730		—	—	27,849	27,849
GN permanent securities(1)	16,435		—	—	16,807	16,807
Nonhedge derivatives(4)	10,009		—	299	—	299
			$—	$299	$2,415,382	$2,415,681
Liabilities:
Nonhedge derivatives(4)	130,051		$—	$21,942	$—	$21,942

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,811,216		$—	$—	$1,820,999	$1,820,999
Mortgage loan receivable held for sale	333,488		—	—	342,611	342,611
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,241,525	$2,241,525
Liabilities:						0
Repurchase agreements (short-term)	793,933		$—	$37,421	$756,512	$793,933
Repurchase agreements (long-term)	397,393		—	—	397,393	397,393
Borrowings under credit agreement	20,400		—	—	20,400	20,400
Revolving credit facility	50,000		—	—	50,000	50,000
Mortgage loan financing	562,035		—	—	590,265	590,265
Borrowings from the FHLB	1,786,000		—	—	1,857,923	1,857,923
Senior unsecured notes	619,555		—	—	603,251	603,251
			$—	$37,421	$4,275,744	$4,313,165

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(3)	Represents notional outstanding balance of underlying collateral.

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

The following table summarizes changes in level 3 financial instruments reported at fair value on the combined consolidated statements of financial condition for the nine months ended September 30, 2015 ($ in thousands):

Level 3

Balance at December 31, 2014	$2,683,744
Transfer from level 2	86,577
Purchases	574,433
Sales	(783,189)
Paydowns/maturities	(116,390)
Amortization of premium/discount	(50,630)
Unrealized gain/(loss)	(3,575)
Realized gain/(loss) on sale	24,412
Balance at September 30, 2015	$2,415,382

The following table summarizes changes in level 3 financial instruments reported at fair value on the combined consolidated statements of financial condition for the year ended December 31, 2014 ($ in thousands):

Level 3

Balance at December 31, 2013	$—
Transfer from level 2	1,422,995
Purchases	2,121,503
Sales	(692,306)
Paydowns/maturities	(155,525)
Amortization of premium/discount	(60,992)
Unrealized gain/(loss)	19,769
Realized gain/(loss) on sale	28,300
Balance at December 31, 2014	$2,683,744

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2015

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,985,195		Discounted cash flow	Yield (4)	(23.7)%	1.51%	5.27%
				Duration (years)(5)	—	4.23	8.11
CMBS interest-only (1)	356,928	(3)	Discounted cash flow	Yield (4)	2.06%	3.65%	14.84%
				Duration (years)(5)	0.12	3.42	4.36
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (2)	28,603	(3)	Discounted cash flow	Yield (4)	(3.64)%	4.82%	82.81%
				Duration (years)(5)	0.47	5.48	34.52
				Prepayment speed (CPJ)(5)	5.00	14.43	35.00
GN construction securities (1)	27,849		Discounted cash flow	Yield (4)	0.32%	3.62%	3.67%
				Duration (years)(5)	1.91	9.46	9.57
GN permanent securities (1)	16,807		Discounted cash flow	Yield (4)	2.53%	3.76%	6.35%
				Duration (years)(5)	1.85	6.09	9.28
Total	$2,415,382
December 31, 2014

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$2,305,409		Discounted cash flow	Yield (4)	(13.06)%	2.36%	5.49%
				Duration (years)(5)	—	4.68	8.26
CMBS interest-only (1)	378,335	(3)	Discounted cash flow	Yield (4)	(27.49)%	(4.93)%	23.32%
				Duration (years)(5)	0.49	3.50	4.73
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (2)	66,642	(3)	Discounted cash flow	Yield (4)	(0.85)%	5.9%	54.24%
				Duration (years)(5)	—	4.50	6.28
				Prepayment speed (CPJ)(5)	5.00	14.99	35.00
GN construction securities (1)	28,406		Discounted cash flow	Yield (4)	0.33%	3.54%	3.7%
				Duration (years)(5)	1.95	9.42	10.02
GN permanent securities (1)	36,773		Discounted cash flow	Yield (4)	—%	1.28%	6.43%
				Duration (years)(5)	0.04	1.32	9.27
Total	$2,815,565

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

(3)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(4)	Significant increase (decrease) in the unobservable input in isolation would result in significantly lower (higher) fair value measurement.

(5)
Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of September 30, 2015 and December 31, 2014 ($ in thousands):

September 30, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$591,800	$8	$6,575	0.25
10-year Swap	513,400	2	9,976	0.25
Total futures	1,105,200	10	16,551
Swaps
3MO LIBOR	80,000	—	5,026	3.24
Credit Derivatives
CMBX	33,500	—	365	3.31
CDX	10,000	289	—	5.76
Total credit derivatives	43,500	289	365
Total derivatives	$1,228,700	$299	$21,942

December 31, 2014

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250	$—	$—	0.66
Futures
5-year Swap	496,200	108	28	0.25
10-year Swap	842,800	104	8,258	0.25
Total futures	1,339,000	212	8,286
Swaps
3MO LIBOR	100,000	—	4,505	3.18
Credit Derivatives
CMBX	10,000	211	—	6.80
CDX	33,500	—	654	3.97
Total credit derivatives	43,500	211	654
Total derivatives	$1,553,750	$423	$13,445

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 ($ in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(13,281)	$(27,990)	$(41,271)	$(8,468)	$(44,400)	$(52,868)
Swaps	(768)	(476)	(1,244)	(306)	(1,574)	(1,880)
Credit Derivatives	291	(18)	273	367	(213)	154
Total	$(13,758)	$(28,484)	$(42,242)	$(8,407)	$(46,187)	$(54,594)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$—	$—	$—	$(7)	$(7)
Futures	12,668	(11,938)	730	$(3,166)	$(44,809)	$(47,975)
Swaps	1,103	(801)	302	363	(2,403)	(2,040)
Credit Derivatives	191	(98)	93	(20)	(393)	(413)
Total	$13,962	$(12,837)	$1,125	$(2,823)	$(47,612)	$(50,435)

The Company’s counterparties held $40.7 million and $35.8 million of cash margin as collateral for derivatives as of September 30, 2015 and December 31, 2014, respectively, which is included in cash collateral held by broker in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of September 30, 2015 and December 31, 2014, the Company was in compliance with these requirements and not in default on its indebtedness.  As of September 30, 2015 and December 31, 2014, there was $6.6 million and $11.7 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2015 and December 31, 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2015
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$299	$—	$299	$—	$—	$299
Total	$299	$—	$299	$—	$—	$299

As of September 30, 2015
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$21,942	$—	$21,942	$—	$21,942	—
Repurchase agreements	1,191,326	—	1,191,326	1,191,326	—	—
Total	$1,213,268	$—	$1,213,268	$1,191,326	$21,942	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2015 and December 31, 2014 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

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

During the nine months ended September 30, 2015, 3,415,389 Series REIT LP Units and 3,415,389 Series TRS LP Units were collectively exchanged for 3,415,389 shares of Class A common stock and 3,415,389 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2015:

Declaration Date	Dividend per Share

September 1, 2015	$0.275
June 8, 2015	0.250
March 12, 2015	0.250
Total	$0.775

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the carrying value of CMBS for the nine months ended September 30, 2015 ($ in thousands):

	Accumulated Other Comprehensive Income	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2014	$15,656	$14,494	$30,150
Other comprehensive income (loss)	(2,027)	(2,092)	(4,119)
Exchange of noncontrolling interest for common stock	620	(620)	—
Rebalancing of ownership percentage between Company and Operating Partnership	194	(194)	—
September 30, 2015	$14,443	$11,588	$26,031

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

Cash Distributions to Predecessor Partners

Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company’s board of directors.  All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the LLLP Agreement of LCFH dated as of August 9, 2011, as amended (the “LLLP Agreement”):

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

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2015, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $5.0 million as of September 30, 2015.

There are two main types of noncontrolling interest reflected in the Company’s combined consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners continue to own interests in the operating partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests, along with the Class B shares held by these investors, are exchangeable for Class A shares of the Company. The roll-forward of the Operating Partnership’s LP Units follow the Class B common stock of the Company as disclosed in the combined consolidated statements of changes in equity/capital.

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

14. EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the three and nine months ended September 30, 2015 and the period February 11, 2014 through September 30, 2014 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period February 11, 2014 through September 30, 2014

Basic Net income available for Class A common shareholders	$3,313	$14,656	$46,698	$39,813
Diluted Net income available for Class A common shareholders	$3,313	$27,433	$46,698	$72,699
Weighted average shares outstanding
Basic	52,922,487	49,394,399	51,091,977	49,101,904
Diluted	53,348,858	97,918,235	51,388,851	97,750,385

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014 are described and presented below.

Basic Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively.

Diluted Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period February 11, 2014 through September 30, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period February 11, 2014 through September 30, 2014

Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$3,313	$14,656	$46,698	$39,813
Denominator:
Weighted average number of shares of Class A common stock outstanding	52,922,487	49,394,399	51,091,977	49,101,904
Basic net income per share of Class A common stock	$0.06	$0.30	$0.91	$0.81

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$3,313	$14,656	$46,698	$39,813
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	22,827	—	59,086
Additional corporate tax (expense) benefit	—	(10,050)	—	(26,200)
Diluted net income attributable to Class A common shareholders	$3,313	$27,433	$46,698	$72,699
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	52,922,487	49,394,399	51,091,977	49,101,904
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	48,046,807	—	48,341,572
Incremental shares of unvested Class A restricted stock	426,371	477,029	296,874	306,909
Diluted weighted average number of shares of Class A common stock outstanding	53,348,858	97,918,235	51,388,851	97,750,385
Diluted net income per share of Class A common stock	$0.06	$0.28	$0.91	$0.74

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

A summary of the grants is presented below ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	—	$—	—	$—	726,327	$13,353	1,687,513	$28,637
Stock Options	—	—	—	—	670,256	1,441	—	—

Amortization to compensation expense
Predecessor compensation expense		$—		$—		$—		$(290)
LP Units compensation expense		(25)		(478)		(99)		(1,470)
Ladder compensation expense		(4,103)		(3,274)		(11,243)		(8,543)
Total amortization to compensation expense		$(4,128)		$(3,752)		$(11,342)		$(10,303)

The table below presents the number of unvested shares and outstanding stock options at September 30, 2015 and changes during 2015 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2014	1,384,439	—	8,063
Granted	726,327	670,256	—
Exercised		—
Vested	(242,285)		(6,047)
Forfeited	(188,054)	(69,070)	—
Expired		—
Nonvested/Outstanding at September 30, 2015	1,680,427	601,186	2,016

Exercisable at September 30, 2015		—

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

At September 30, 2015 there was $19.1 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 33 months, with a weighted-average remaining vesting period of 22.4 months.

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

On July 3, 2014 the board of directors froze the Plan, effective as of such date, so there have been no additional participants in the Plan, nor additional amounts contributed to any accounts outstanding under the Plan.  Amounts previously outstanding under the Plan will be paid in accordance with their original payment terms. As of September 30, 2015, there are 483,770 phantom units outstanding, of which 135,184 are unvested, resulting in a liability of $9.1 million, which is included in accrued expenses on the combined consolidated balance sheets.

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

In February 2015, Company employees contributed $3.4 million to the Plan. As of September 30, 2015, there are 114,906 phantom units outstanding, of which 114,906 are unvested, resulting in a liability of $1.6 million, which is included in accrued expenses on the combined consolidated balance sheets.

Bonus Payments

On February 3, 2015, the compensation committee of the board of directors of Ladder Capital Corp approved 2014 bonus payments to employees, including officers, totaling $62.3 million, which included $14.4 million of equity based compensation.  The bonuses were accrued for as of December 31, 2014 and paid to employees in full on February 13, 2015.  During the three and nine months ended September 30, 2015, the Company accrued and recorded compensation expense of $9.1 million and $27.1 million, respectively, related to 2015 bonuses. During the three and nine months ended September 30, 2014, the Company accrued and recorded compensation expense of $11.8 million and $42.4 million, respectively, related to 2014 bonuses.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Current expense (benefit)
Federal	$(2,190)	$7,200	$4,860	$23,019
State and local	(1,157)	2,006	829	6,769
Total current expense (benefit)	(3,347)	9,206	5,689	29,788
Deferred expense (benefit)
Federal	(670)	924	(1,377)	(4,951)
State and local	(164)	205	(211)	(1,014)
Total deferred expense (benefit)	(834)	1,129	(1,588)	(5,965)
Provision for Income tax expense (benefit)	$(4,181)	$10,335	$4,101	$23,823

There were no corporate taxes payable as of September 30, 2015. Corporate taxes payable as of December 31, 2014 were $0.8 million. NYC UBT taxes payable (receivable) at September 30, 2015 and December 31, 2014 were $0.1 million. Prepaid corporate taxes as of September 30, 2015 and December 31, 2014 were $13.2 million and $12.5 million, respectively.

As of September 30, 2015 and December 31, 2014, the Company’s net deferred tax assets were $11.4 million and $8.2 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	September 30, 2015	December 31, 2014

Deferred Tax Assets
Basis difference in operating partnerships	7,065	6,795
Tax intangibles	2,353	778
Unrealized gains (losses)	1,974	616
Unrealized gains (losses) - derivatives	3,564	—
Valuation allowance	(3,564)	—
Total Deferred Tax Assets	$11,392	$8,189

As of September 30, 2015, the Company has a deferred tax asset of $3.6 million relating to capital losses which it may only use to offset capital gains. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

Our tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2015 the tax years 2011, 2012, 2013 and 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. U.S. federal and state taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. These tax examinations often take a long time to complete and/or settle and there can be no assurances as to the possible outcomes. However, the Company believes that the examinations will result in no material changes to the filed income tax returns.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. The Company determined that no liability for unrecognized tax benefits for uncertain income tax positions was required to be recorded as of September 30, 2015. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of September 30, 2015 and December 31, 2014, pursuant to Tax Receivable Agreement, the Company recorded a liability of $2.2 million and $0.9 million, respectively, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

Loan Referral Agreement

The Company entered into a loan referral agreement with Meridian Capital Group (“Meridian”), which, at the time, was an affiliate of a member of the Company’s board of directors and an investor in the Company. The agreement provided for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on a referred loan, as defined in the agreement, payable annually in arrears. While the arrangement gave rise to a potential conflict of interest, full disclosure was given to the borrower who, in each case, waived the conflict in writing. This agreement was cancellable by the Company based on the occurrence of certain events, or by Meridian for nonpayment of amounts due under the agreement. The Company terminated the loan referral agreement on April 2, 2014, as a result of the IPO on February 11, 2014.

The Company incurred no fees for the three and nine months ended September 30, 2014, for loans originated in accordance with this agreement. As of September 30, 2015 and December 31, 2014, $0.3 million and $0.6 million, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space is recorded in other income on the combined consolidated statements of income. In 2011, the Company entered into a lease for its primary office space which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $1.2 million of rental expense for the three and nine months ended September 30, 2015, respectively, which is included in operating expenses in the combined consolidated statements of income. The Company recorded $0.6 million and $1.5 million of rental expense for the three and nine months ended September 30, 2014, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2015 (last 3 months)	$294
2016	1,198
2017	1,255
2018	1,206
2019	1,180
Thereafter	2,459
Total	$7,592

GN Construction Loan Securities

The Company commits to purchase GN construction loan securities over a typical period of six to twelve months. As of September 30, 2015, the Company’s commitment to purchase these securities at a fixed price of $102.0 was $28.8 million, of which $26.3 million was funded, with $2.5 million remaining to be funded. As of December 31, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from $102.0 to $104.4 was $60.0 million, of which $49.4 million was funded, with $10.6 million remaining to be funded. The fair value of those commitments at September 30, 2015 and December 31, 2014 was $36,800 and $63,614, respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of September 30, 2015, the Company’s off-balance sheet arrangements consisted of $110.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which comprised $109.2 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2014, the Company’s off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which comprised $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2015
Interest income	$45,195	$17,811	$—	$7	$63,013
Interest expense	(6,749)	(1,753)	(6,365)	(14,668)	(29,535)
Net interest income (expense)	38,446	16,058	(6,365)	(14,661)	33,478
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	38,296	16,058	(6,365)	(14,661)	33,328

Operating lease income	—	—	20,671	—	20,671
Tenant recoveries	—	—	2,847	—	2,847
Sale of loans, net	15,165	—	—	—	15,165
Realized gain on securities	—	513	—	—	513
Unrealized gain (loss) on Agency interest-only securities	—	731	—	—	731
Realized gain on sale of real estate, net	519	—	5,887	—	6,406
Fee income	905	230	6	2,342	3,483
Net result from derivative transactions	(13,159)	(29,083)	—	—	(42,242)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	(25)	—	(25)
Total other income	3,430	(27,609)	29,386	2,342	7,549

Salaries and employee benefits	(4,525)	—	—	(13,103)	(17,628)
Operating expenses	132	—	(17)	(5,066)	(4,951)
Real estate operating expenses	—	—	(8,975)	—	(8,975)
Real estate acquisition costs	—	—	(470)	—	(470)
Fee expense	156	(10)	(123)	(698)	(675)
Depreciation and amortization	—	—	(9,533)	(28)	(9,561)
Total costs and expenses	(4,237)	(10)	(19,118)	(18,895)	(42,260)

Tax (expense) benefit	—	—	—	4,181	4,181
Segment profit (loss)	$37,489	$(11,561)	$3,903	$(27,033)	$2,798

Total assets as of September 30, 2015	$2,128,343	$2,415,382	$871,591	$414,645	$5,829,961

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2014
Interest income	$30,348	$18,190	$—	$(79)	$48,459
Interest expense	(2,748)	(1,546)	(4,663)	(10,971)	(19,928)
Net interest income (expense)	27,600	16,644	(4,663)	(11,050)	28,531
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	27,450	16,644	(4,663)	(11,050)	28,381

Operating lease income	—	—	12,810	—	12,810
Tenant recoveries	—	—	2,252	—	2,252
Sale of loans, net	20,414	—	—	—	20,414
Realized gain on securities	—	14,074	—	—	14,074
Unrealized gain (loss) on Agency interest-only securities	—	(1,282)	—	—	(1,282)
Realized gain on sale of real estate, net	339	—	8,132	—	8,471
Fee income	999	(96)	92	1,720	2,715
Net result from derivative transactions	2,137	(1,012)	—	—	1,125
Earnings from investment in unconsolidated joint ventures	—	—	225	101	326
Gain on assignment of mortgage loan financing	—	—	432	—	432
Total other income	23,889	11,684	23,943	1,821	61,337

Salaries and employee benefits	(4,300)	—	—	(15,530)	(19,830)
Operating expenses	(89)	—	—	(6,101)	(6,190)
Real estate operating expenses	—	—	(7,150)	—	(7,150)
Real estate acquisition costs	—	—	(1,712)	—	(1,712)
Fee expense	(312)	(14)	(46)	(124)	(496)
Depreciation and amortization	—	—	(6,692)	(137)	(6,829)
Total costs and expenses	(4,701)	(14)	(15,600)	(21,892)	(42,207)

Tax expense	—	—	—	(10,335)	(10,335)
Segment profit (loss)	$46,638	$28,314	$3,680	$(41,456)	$37,176

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$288,532	$5,814,235

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2015
Interest income	$120,932	$57,659	$—	$44	$178,635
Interest expense	(17,509)	(5,512)	(17,670)	(43,155)	(83,846)
Net interest income (expense)	103,423	52,147	(17,670)	(43,111)	94,789
Provision for loan losses	(450)	—	—	—	(450)
Net interest income (expense) after provision for loan losses	102,973	52,147	(17,670)	(43,111)	94,339

Operating lease income	—	—	60,207	—	60,207
Tenant recoveries	—	—	7,883	—	7,883
Sale of loans, net	59,717	—	—	—	59,717
Realized gain on securities	—	23,680	—	—	23,680
Unrealized gain (loss) on Agency interest-only securities	—	(639)	—	—	(639)
Realized gain on sale of real estate, net	1,771	—	19,576	—	21,347
Fee income	3,990	230	33	6,604	10,857
Net result from derivative transactions	(18,335)	(36,259)	—	—	(54,594)
Earnings from investment in unconsolidated joint ventures	—	—	464	116	580
Total other income	47,143	(12,988)	88,163	6,720	129,038

Salaries and employee benefits	(11,436)	—	—	(35,897)	(47,333)
Operating expenses	301	—	(16)	(20,772)	(20,487)
Real estate operating expenses	—	—	(27,976)	—	(27,976)
Real estate acquisition costs	—	—	(1,524)	—	(1,524)
Fee expense	(1,642)	(31)	(230)	(1,357)	(3,260)
Depreciation and amortization	—	—	(29,158)	(80)	(29,238)
Total costs and expenses	(12,777)	(31)	(58,904)	(58,106)	(129,818)

Tax (expense) benefit	—	—	—	(4,101)	(4,101)
Segment profit (loss)	$137,339	$39,128	$11,589	$(98,598)	$89,458

Total assets as of September 30, 2015	$2,128,343	$2,415,382	$871,591	$414,645	$5,829,961

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2014
Interest income	$78,389	$52,058	$—	$(53)	$130,394
Interest expense	(8,532)	(4,349)	(11,777)	(26,863)	(51,521)
Net interest income (expense)	69,857	47,709	(11,777)	(26,916)	78,873
Provision for loan losses	(450)	—	—	—	(450)
Net interest income (expense) after provision for loan losses	69,407	47,709	(11,777)	(26,916)	78,423

Operating lease income	—	—	38,827	—	38,827
Tenant recoveries	—	—	6,473	—	6,473
Sale of loans, net	107,135	—	—	—	107,135
Realized gain on securities	—	21,259	—	—	21,259
Unrealized gain (loss) on Agency interest-only securities	—	466	—	—	466
Realized gain on sale of real estate, net	1,122	—	23,103	—	24,225
Fee income	2,352	—	92	4,772	7,216
Net result from derivative transactions	(17,731)	(32,704)	—	—	(50,435)
Earnings from investment in unconsolidated joint ventures	—	—	675	987	1,662
Gain on assignment of mortgage loan financing	—	—	432	—	432
Total other income	92,878	(10,979)	69,602	5,759	157,260

Salaries and employee benefits	(18,800)	—	—	(47,516)	(66,316)
Operating expenses	—	—	—	(12,896)	(12,896)
Real estate operating expenses	—	—	(22,131)	—	(22,131)
Real estate acquisition costs	—	—	(1,712)	—	(1,712)
Fee expense	(1,034)	(53)	(87)	(537)	(1,711)
Depreciation and amortization	—	—	(20,863)	(411)	(21,274)
Total costs and expenses	(19,834)	(53)	(44,793)	(61,360)	(126,040)

Tax expense	—	—	—	(23,823)	(23,823)
Segment profit (loss)	$142,451	$36,677	$13,032	$(106,340)	$85,820

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$288,532	$5,814,235

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $2.8 million and $2.1 million as of September 30, 2015 and December 31, 2014, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $48,771 and $3.9 million as of September 30, 2015 and December 31, 2014, respectively, the Company’s investment in FHLB stock of $77.9 million and $72.3 million as of September 30, 2015 and December 31, 2014, respectively, the Company’s deferred tax asset of $11.4 million and $8.2 million as of September 30, 2015 and December 31, 2014, respectively and the Company’s senior unsecured notes of $612.0 million and $610.1 million as of September 30, 2015 and December 31, 2014, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facility

On October 25, 2015, the Company entered into a committed loan repurchase facility with a major banking institution with total capacity of $35.0 million and an initial maturity date of October 24, 2016, with two 6-month extension periods.

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

The following historical results of operations for the three and nine months ended September 30, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to September 30, 2014.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to September 30, 2015.

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

One of our key business strategies is originating conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that are available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2015, we originated $11.0 billion of conduit loans, $10.7 billion of which were sold into 34 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. The securitization of conduit loans has been a consistently profitable business for us and enables us to reinvest our equity capital into new loan originations or allocate it to other investments. In addition to conduit loans, we originated $3.4 billion of balance sheet loans held for investment from our inception through September 30, 2015. During this timeframe, we also acquired $8.5 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.2 billion of selected net leased and other real estate assets. Although our securities investments and real estate assets remain available for opportunistic sales, these balance sheet business lines provide for a stable base of net interest and rental income and are complementary to our conduit lending activities.

We are led by a disciplined and highly aligned management team. As of September 30, 2015, our management team and directors held interests in our Company comprising 11.2% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

As of September 30, 2015, we had $5.8 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.1 billion of loans, $2.4 billion of securities, and $840.6 million of real estate.

Our primary sources of revenue include net interest income on our investments, which comprised 81.9% and 42.4% of our total net interest income after provision for loan losses and total other income (“net revenues”) for the three and nine months ended September 30, 2015, respectively, and income from sales of loans, net, which represents the income we earn from regular sales and securitizations of certain commercial mortgage loans, and which comprised 37.1% and 26.7% of our net revenues for the three and nine months ended September 30, 2015, respectively. In addition, net interest income on our investments, comprised 12 times and 106.0% of our net income for the three and nine months ended September 30, 2015, respectively, and income from sales of loans, net, comprised 5 times and 66.8% of our net income for the three and nine months ended September 30, 2015, respectively. See “—Reconciliation of Non-GAAP Financial Measures” for a definition of net revenues and a reconciliation to total net interest income after provision for loan losses and total other income. We also generate net rental revenues from certain of our real estate and fee income from our loan originations and the management of our institutional bridge loan partnership.

Ladder was founded in October 2008. As of September 30, 2015, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 73 full-time industry professionals by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of September 30, 2015, we had $4.2 billion of debt financing outstanding. This financing comprised $1.8 billion of financing from the FHLB, $785.5 million committed secured term repurchase agreement financing, $405.8 million of other securities financing, $555.8 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”), there were $20.4 million borrowings outstanding under our Credit Agreement and $50.0 million borrowings outstanding under our Revolving Credit Facility. In addition, as of September 30, 2015, we had $1.5 billion of committed, undrawn funding capacity available, consisting of $29.6 million of availability under our $50.0 million Credit Facility, $462.7 million of undrawn committed FHLB financing and $964.5 million of other undrawn committed financings. As of September 30, 2015, our debt-to-equity ratio was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility.

Recent Developments

Committed Loan Repurchase Facility

On October 25, 2015, the Company entered into a committed loan repurchase facility with a major banking institution with total capacity of $35.0 million and an initial maturity date of October 24, 2016, with two 6-month extension periods.

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

	September 30, 2015	December 31, 2014

Loans
Conduit first mortgage loans	$333,531	$417,955
Balance sheet first mortgage loans	1,509,745	1,358,985
Other commercial real estate-related loans	285,067	162,068
Total loans	2,128,343	1,939,008
Securities
CMBS investments	2,342,123	2,683,745
U.S. Agency Securities investments	73,259	131,821
Total securities	2,415,382	2,815,566
Real Estate
Real estate and related lease intangibles, net	791,577	768,986
Real estate held for sale	49,022	—
Total real estate	840,599	768,986
Total investments	5,384,324	5,523,560
Cash, cash equivalents and cash collateral held by broker	232,461	118,656
Other assets	213,176	172,019
Total assets	$5,829,961	$5,814,235

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through September 30, 2015, we have originated and funded $11.0 billion of conduit first mortgage loans and securitized $10.7 billion of such mortgage loans in 34 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, ten securitizations in 2014 and seven securitizations in 2015. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the nine months ended September 30, 2015 and 2014, conduit first mortgage loans remained on our balance sheet for a weighted average of 62 and 43 days prior to securitization, respectively. As of September 30, 2015, we held 20 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $333.5 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 63.0% at September 30, 2015. The Company holds these residential condominium units in its taxable REIT subsidiary.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2015, we held a portfolio of 64 balance sheet first mortgage loans with an aggregate book value of $1.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.6% at September 30, 2015.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate which are generally held for investment. As of September 30, 2015, we held a portfolio of 39 other commercial real estate-related loans with an aggregate book value of $285.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.5% at September 30, 2015.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of September 30, 2015 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of September 30, 2015, the estimated fair value of our portfolio of CMBS investments totaled $2.3 billion in 167 CUSIPs ($14.0 million average investment per CUSIP). As of that date, 98.2% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 84.1% AAA/Aaa-rated securities and 14.1% of other investment grade-rated securities, including 10.4% rated AA/Aa, 2.2% rated A/A and 1.5% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2015, our CMBS investments had a weighted average duration of 3.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2015, by property count and market value, respectively, 48.4% and 66.9% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.5% and 28.6% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.4% to 7.5% by property count and 0.2% to 10.4% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of September 30, 2015, the estimated fair value of our portfolio of U.S. Agency Securities was $73.3 million in 35 CUSIPs ($2.1 million average investment per CUSIP), with a weighted average duration of 7.1 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2015, by market value 18.1% and 63.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 43.1% and California represented 33.8% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2015 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of September 30, 2015, we owned 81 single tenant net lease properties with an aggregate book value of $496.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2015, our net leased properties comprised a total of 3.7 million square feet and had a 100% occupancy rate, an average age since construction of 9.1 years and a weighted average remaining lease term of 16.5 years.

As of September 30, 2015, we owned 29 other properties with an aggregate book value of $264.8 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $101.0 million, a portfolio of four office buildings in St. Paul, MN with a book value of $58.5 million, a 26-story office building in Minneapolis, MN with a book value of $49.0 million, a portfolio of seven office buildings in Richmond, VA with a book value of $18.6 million, a 13-story office building in Oakland County, MI with a book value of $12.2 million, a two-story office building in Grand Rapids, MI with a book value of $9.6 million and a warehouse in Grand Rapids, MI with a book value of $6.2 million. We also own a two-story office building in Wayne, NJ with a book value of $9.6 million.

Residential Real Estate.  We sold 22 and 72 condominium units at Veer Towers in Las Vegas, NV, during the three and nine months ended September 30, 2015, respectively, generating aggregate gains on sale of $4.0 million and $13.4 million, respectively. We intend to sell the remaining units over time. As of September 30, 2015, we owned 148 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $37.7 million through a joint venture. As of September 30, 2015, the condominium units were 52.3% rented and occupied. During the three and nine months ended September 30, 2015, the Company recorded $0.5 million and $1.6 million, respectively, of rental income from the condominium units. The Company holds these residential condominium units in its taxable REIT subsidiary.

We sold 17 and 74 condominium units at Terrazas River Park Village in Miami, FL, during the three and nine months ended September 30, 2015, respectively, generating aggregate gains on sale of $1.0 million and $5.0 million, respectively. We intend to sell the remaining units over time. As of September 30, 2015, we owned 178 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $41.5 million. As of September 30, 2015, the condominium units were 80.0% rented and occupied. During the three and nine months ended September 30, 2015, the Company recorded $0.9 million and $2.8 million, respectively, of rental income from the condominium units.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of September 30, 2015 ($ amounts in thousands):

Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Net Lease
Moultrie, GA	09/22/15	$1,305	2014	6/30/29	8,225	$1,304	$—	$1,304	$85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,419	—	1,419	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,157	—	1,157	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,215	—	1,215	80	100.0%
De Soto, IL	09/08/15	1,066	2015	7/31/30	9,100	1,109	—	1,109	76	100.0%
Kerrville, TX	08/28/15	1,174	2015	7/31/30	9,100	1,232	769	463	84	100.0%
Floresville, TX	08/28/15	1,251	2015	7/31/30	9,100	1,308	815	493	89	100.0%
Minot, ND	08/19/15	6,644	2012	1/31/34	55,440	6,928	4,705	2,223	419	100.0%
Lebanon, MI	08/14/15	1,200	2015	7/31/30	9,050	1,258	822	436	85	100.0%
Effingham County, IL	08/10/15	1,195	2015	6/30/30	9,002	1,247	821	426	85	100.0%
Ponce, Puerto Rico	08/03/15	8,900	2012	8/31/37	15,660	9,308	6,530	2,778	560	100.0%
Tremont, IL	06/25/15	1,150	2015	5/31/30	9,026	1,183	794	389	82	100.0%
Pleasanton, TX	06/24/15	1,316	2015	5/31/30	9,026	1,367	871	496	93	100.0%
Peoria, IL	06/24/15	1,226	2015	5/31/30	9,002	1,284	861	423	87	100.0%
Bridgeport, IL	06/24/15	1,186	2015	5/31/30	9,100	1,232	827	405	84	100.0%
Warren, MN	06/24/15	1,055	2015	4/30/30	9,100	1,080	698	382	75	100.0%
Canyon Lake, TX	06/18/15	1,377	2015	3/31/30	9,100	1,432	913	519	98	100.0%
Wheeler, TX	06/18/15	1,075	2015	3/31/30	9,002	1,117	721	396	76	100.0%
Aurora, MN	06/18/15	953	2015	3/31/30	9,100	985	—	985	68	100.0%
Red Oak, IA	05/07/15	1,184	2014	10/31/29	9,026	1,193	778	415	84	100.0%
Zapata, TX	05/07/15	1,150	2015	3/31/30	9,100	1,185	745	440	82	100.0%
St. Francis, MN	03/26/15	1,117	2014	1/31/30	9,002	1,157	732	425	79	100.0%
Yorktown, TX	03/25/15	1,208	2015	2/28/30	10,566	1,275	783	492	86	100.0%
Battle Lake, MN	03/25/15	1,098	2014	2/28/30	9,100	1,144	719	425	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,232	803	429	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	951	656	295	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	12,252	—	12,252	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,279	4,611	1,668	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	5,112	3,746	1,366	325	100.0%
Rockland, MA	02/20/15	7,316	2004	8/31/37	13,566	8,490	—	8,490	457	100.0%
Crawfordsville, IN	02/20/15	6,000	2004	1/31/33	14,259	5,889	—	5,889	375	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,299	—	5,299	336	100.0%
Kings Mountain, NC	01/29/15	21,241	1995	9/30/30	467,781	23,586	18,802	4,784	1,475	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,299	903	396	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,113	776	337	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,050	730	320	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,474	5,727	2,747	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,779	6,480	2,299	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,848	2,817	1,031	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	17,623	12,906	4,717	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	16,106	11,772	4,334	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,543	8,424	3,119	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,637	7,843	2,794	660	100.0%

Location	Acquisition date	Acquisition price	Year built/reno	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding(8)	Asset net of mortgage loan outstanding	Annual rental income(2)	Ownership Percentage(3)

Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	10,397	7,629	2,768	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,787	7,179	2,608	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,705	5,148	3,557	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,266	3,096	1,170	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	5,326	3,940	1,386	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,405	2,498	907	229	100.0%
Conyers, Georgia	08/28/14	32,530	2014	4/30/29	499,668	31,437	22,860	8,577	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	8,356	5,692	2,664	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	4,136	2,986	1,150	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,641	3,225	1,416	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,742	3,296	1,446	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,337	2,927	1,410	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,535	3,855	1,680	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,869	3,427	1,442	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,368	4,606	1,762	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,280	3,857	1,423	365	100.0%
Abingdon, VA	12/18/12	4,687	2006	6/30/81	15,371	4,678	3,097	1,581	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,518	4,827	1,691	536	100.0%
North Dartsmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	26,266	19,193	7,073	2,142	100.0%
Vineland, NJ	09/21/12	22,506	2003	7/31/57	115,368	19,920	13,943	5,977	1,609	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	17,775	12,442	5,333	1,445	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	17,441	12,208	5,233	1,344	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	15,468	10,827	4,641	1,261	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,513	4,759	1,754	608	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,088	826	262	97	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,149	797	352	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	928	716	212	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,698	3,442	1,256	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	7,090	5,331	1,759	605	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	7,031	5,186	1,845	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	6,281	4,641	1,640	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	13,116	11,168	1,948	1,065	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,626	2,761	865	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,479	3,090	1,389	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	5,042	3,474	1,568	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,818	3,264	1,554	416	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,244	2,928	1,316	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,193	2,898	1,295	362	100.0%
Total Net Lease		518,995			3,661,410	496,630	328,939	167,691	34,821
Other
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	9,587	6,686	2,901	1,100	100.0%
Grand Rapids, MI	06/18/15	9,300	1963	6/30/24	97,167	9,622	7,256	2,366	809	97.0%	(6)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	6,204	4,939	1,265	528	97.0%	(6)
St. Paul, MN	09/22/14	62,340	1900	10/1/21	760,318	58,547	49,421	9,126	17,929	97.0%	(6)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	18,584	15,811	2,773	3,582	77.5%	(6)
Minneapolis, MN	10/09/13	51,520	1960	8/31/27	393,902	49,022	40,862	8,160	6,679	90.0%	(6)(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	101,019	89,753	11,266	18,630	77.5%	(6)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	12,203	12,119	84	7,640	90.0%	(6)
Total Other		295,415			2,898,595	264,788	226,847	37,941	56,897
Condominium
Miami, FL	11/21/13	80,000	2010		191,829	41,495	—	41,495	5,514	100.0%
Las Vegas, NV	12/20/12	119,000	2006		133,279	37,686	—	37,686	3,273	98.8%	(6)
Total Condominium		199,000			325,108	79,181	—	79,181	8,787
Total		$1,013,410			6,885,113	$840,599	$555,786	$284,813	$100,505

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms are longer.

(2)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ending December 31, 2015. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

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

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. As of September 30, 2015, the book value of our investment in LCRIP I was $48,771.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2015, Grace Lake LLC owned an office building campus with a carrying value of $66.1 million, which is net of accumulated depreciation of $15.2 million, that is financed by $74.2 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of September 30, 2015, the book value of our investment in Grace Lake LLC was $2.8 million.

Other Asset Management Activities.  As of September 30, 2015, we also managed a separate CMBS investment account for a private investor with total assets of $0.2 million. As of October 2012, we are no longer purchasing any new investments for this account. However, we will continue to manage the existing investments until their full repayment or other disposition.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.5 billion at September 30, 2015, a $50.0 million Credit Agreement, a $75.0 million Revolving Credit Facility and through our FHLB membership. As of September 30, 2015, there was $624.0 million outstanding under the term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of September 30, 2015, we had total outstanding balances of $567.3 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of September 30, 2015, we had outstanding balances of $555.8 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.8 billion of borrowings from the FHLB outstanding at September 30, 2015.  As of September 30, 2015, we also had a $50.0 million Credit Agreement, with $20.4 million borrowings outstanding, a $75.0 million Revolving Credit Facility, with $50.0 million borrowings outstanding, and $619.6 million of Notes issued and outstanding. See Note 7, Debt Obligations and Note 8, Senior Unsecured Notes in our combined consolidated financial statements for the three and nine months ended September 30, 2015 included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of September 30, 2015, our debt-to-equity ratio was 2.8:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market currently presents substantial opportunities for new origination, as it is characterized by stabilizing property values, a low interest rate environment, and a supply/demand imbalance for financing. Over the next five years, over $1.7 trillion of commercial real estate debt is scheduled to mature according to Trepp, while at the same time traditional real estate lenders such as banks and insurance companies face significant new capital and regulatory requirements.

For the year ended December 31, 2013, new CMBS issuance totaled $86.1 billion. For the year ended December 31, 2014, new CMBS issuance totaled $94.1 billion, a 9.2% increase over the same period in 2013. In the first nine months of 2015, new CMBS issuance totaled $77.6 billion. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Investment overview

Investment activity in the three months ended September 30, 2015 focused on loan originations and securities activity. We originated and funded $836.1 million in principal value of commercial mortgage loans in the three months ended September 30, 2015. We acquired $208.6 million of new securities, which was offset by $62.0 million of sales and $27.8 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $116.0 million. We also invested $26.5 million in real estate.

Investment activity in the three months ended September 30, 2014 focused on loan originations and securities investments. We originated and funded $1.1 billion in principal value of commercial mortgage loans in the three months ended September 30, 2014. We acquired $758.6 million of new securities, which was offset by $335.2 million of sales and $43.0 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $342.1 million.

Operating overview

Net income attributable to Class A common shareholders totaled $3.3 million for the three months ended September 30, 2015, compared to $14.7 million for the three months ended September 30, 2014. The most significant drivers of the $11.4 million decrease are as follows:

•
an increase in net interest income of $4.9 million, primarily as a result of higher average loan receivable and securities balances partially offset by higher interest expense as a result of higher outstanding financing obligations as well as the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total other income of $53.8 million, primarily as a result of a $43.3 million decrease in net results from derivative transactions, a $13.6 million decrease in gain (loss) on securities, a $5.2 million decrease in sale of loans, net, partially offset by a $7.9 million increase in operating lease income;

•
an increase in total costs and expenses of $0.1 million compared to the prior year, primarily as a result of higher real estate operating and depreciation expenses related to our expanded real estate portfolio and higher costs associated with operating as a REIT, partially offset by lower incentive compensation expense due to reduced net revenues and loan/investment production;

•
a decrease in income tax expense (benefit) of $14.5 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to federal and state income taxes on its share of the income of the operating partnership. The Company’s election to be taxed as a REIT will be effective as of January 1, 2015 and we expect to only pay taxes on the portion of our income earned in our taxable REIT subsidiary and some state and local taxes.

Core Earnings, a non-GAAP measure, totaled $41.2 million for the three months ended September 30, 2015, compared to $49.2 million for the three months ended September 30, 2014. The significant components of the $8.0 million decrease in Core Earnings are a decrease in profits on gain (loss) on securities of $13.6 million, a decrease in profits on sales of loans, net of $4.9 million, partially offset by an increase in net interest income of $4.9 million, an increase in operating lease income of $7.9 million and a decrease in net results from derivative transactions of $3.5 million and the increase of total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures.”

Net interest income

Interest income totaled $63.0 million for the three months ended September 30, 2015, compared to $48.5 million for the three months ended September 30, 2014. The $14.5 million increase in interest income was primarily attributable to an increase in our average investment balances in our loan and our securities portfolios. For the three months ended September 30, 2015, securities investments averaged $2.4 billion and loan investments averaged $2.3 billion. For the three months ended September 30, 2014, securities investments averaged $2.0 billion and loan investments averaged $1.4 billion. The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to September 30, 2014 versus the interest spreads prevailing prior to that date.

Interest expense totaled $29.5 million for the three months ended September 30, 2015, compared to $19.9 million for the three months ended September 30, 2014. The $9.6 million increase in interest expense was primarily attributable to the increase in average debt balance that are required to finance the expanded book of investment assets. For the three months ended September 30, 2015, our debt balances averaged $4.3 billion versus an average debt balance of $2.8 billion for the three months ended September 30, 2014. The unfavorable impact on interest expense attributed to the higher debt level was magnified by the addition of $300.0 million of unsecured corporate bonds (5.875% coupon rate) in August 2014, partially offset by greater use of FHLB borrowings, a lower cost source of funding than other financing sources, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2015 and 2014 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $2.6 million from $4.2 million for the three months ended September 30, 2014 to $6.7 million for the three months ended September 30, 2015, primarily as a result of our increase in average outstanding mortgage loan financing of $517.4 million for the three months ended September 30, 2015 compared to $328.4 million for the three months ended September 30, 2014 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $33.3 million for the three months ended September 30, 2015, compared to $28.4 million for the three months ended September 30, 2014. The $4.9 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2015 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $36.0 million for the three months ended September 30, 2015, compared to $26.3 million for the three months ended September 30, 2014. The $9.7 million increase in cost of funds was primarily attributable to the increase in the average debt balance and the issuance of the 2021 Notes referred to above.

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

Interest spreads

As of September 30, 2015, the weighted average yield on our mortgage loan receivables was 7.1%, compared to 7.3% as of September 30, 2014 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2015, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.3%, compared to 2.0% as of September 30, 2014. The increase in the rate on borrowings against our mortgage loan receivables was primarily due to the utilization of a higher proportion of higher-cost loan repurchase facilities as of September 30, 2015 versus September 30, 2014. As of September 30, 2015, we had outstanding borrowings secured by our mortgage loan receivables equal to 45.4% of the carrying value of our mortgage loan receivables, compared to 28.0% as of September 30, 2014.

As of September 30, 2015, the weighted average yield on our real estate securities was 2.8%, compared to 3.4% as of September 30, 2014 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of September 30, 2015, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 1.0% as of September 30, 2014. The decrease in the rate on borrowings against our real estate securities from September 30, 2014 to September 30, 2015 was primarily due to the utilization of a higher proportion of lower-cost borrowings from the FHLB as of September 30, 2015 versus September 30, 2014. As of September 30, 2015, we had outstanding borrowings secured by our real estate securities equal to 84.1% of the carrying value of our real estate securities, compared to 73.6% as of September 30, 2014.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2015 and 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of September 30, 2015, we had outstanding borrowings secured by our real estate equal to 66.1% of the carrying value of our real estate, compared to 61.0% as of September 30, 2014.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended September 30, 2015 and 2014. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the three months ended September 30, 2015 and the three months ended September 30, 2014.

Operating lease income and tenant recoveries

Operating lease income totaled $20.7 million for the three months ended September 30, 2015, compared to $12.8 million for the three months ended September 30, 2014. The increase of $7.9 million was attributable to acquisitions, which increased real estate to $840.6 million at September 30, 2015 versus $652.6 million at September 30, 2014, as well as a full period of operations of properties acquired in 2014.

Tenant recoveries totaled $2.8 million for the three months ended September 30, 2015, compared to $2.3 million for the three months ended September 30, 2014. The increase of $0.5 million reflects the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional recoveries on properties acquired in 2015 and a full period of recoveries on properties acquired in 2014.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $15.2 million for the three months ended September 30, 2015, compared to $20.4 million for the three months ended September 30, 2014, a decrease of $5.2 million. In the three months ended September 30, 2015, we participated in three separate securitization transactions, selling 63 loans with an aggregate outstanding principal balance of $860.1 million. In the three months ended September 30, 2014, we participated in two securitization transactions, selling 39 loans with an aggregate outstanding principal balance of $680.0 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $11.8 million for the three months ended September 30, 2015 compared to $23.2 million for the three months ended September 30, 2014 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $0.5 million for the three months ended September 30, 2015, compared to $14.1 million for the three months ended September 30, 2014, a decrease of $13.6 million. For the three months ended September 30, 2015, we sold $62.0 million of securities, which comprised of $51.5 million of CMBS and $10.5 million U.S. Agency Securities. For the three months ended September 30, 2014, we sold $335.2 million of securities, comprised of $266.9 million of CMBS and $68.3 million of U.S. Agency Securities. The decrease reflects lower transaction volume in 2015 as compared to 2014.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.7 million for the three months ended September 30, 2015, compared to a loss of $1.3 million for the three months ended September 30, 2014. The positive change of $2.0 million in unrealized gain (loss) on Agency interest-only securities was due to a decrease in interest rates during the quarter and amortization of the portfolio during the three months ended September 30, 2015.

Income from sales of real estate, net

For the three months ended September 30, 2015, income from sales of real estate, net totaled $6.4 million compared to $8.5 million for the three months ended September 30, 2014. The decrease of $2.1 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended September 30, 2015, we sold one single-tenant net lease property resulting in a net gain on sale of $1.4 million. During the three months ended September 30, 2014, we sold four single-tenant retail properties resulting in a net gain on sale of $3.2 million.

During the three months ended September 30, 2015, income from sales of residential condominiums totaled $5.0 million. We sold 22 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.0 million, and 17 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.0 million. During the three months ended September 30, 2014, income from sales of residential condominiums totaled $5.3 million. We sold 21 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.1 million, and 18 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.2 million.

Other income

Fee income totaled $3.5 million for the three months ended September 30, 2015, compared to $2.7 million for the three months ended September 30, 2014. We generate fee income from the management of our institutional partnership and managed accounts, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $0.8 million increase in fee income year-over-year was primarily due to an increase in dividends from our investment in FHLB stock and increase in fee income on our loan portfolio.

During the three months ended September 30, 2014, we sold real estate in conjunction with an assignment of the related mortgage loan financing that had an unrecognized premium as of the date of sale and recognized a gain of $0.4 million. This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $42.2 million for the three months ended September 30, 2015, which was comprised of an unrealized loss of $13.7 million and a realized loss of $28.5 million, compared to a gain of $1.1 million which was comprised of an unrealized gain of $13.9 million and a realized loss of $12.8 million, for the three months ended September 30, 2014, a negative change of $43.3 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2015 was primarily related to a decrease in interest rates during the three months ended September 30, 2015, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $(25,206) for the three months ended September 30, 2015, compared to $0.3 million for the three months ended September 30, 2014. There were no earnings from our investment in LCRIP I for the three months ended September 30, 2015, compared to $0.1 million for the three months ended September 30, 2014. The decrease of $0.1 million reflects a decrease in the number of loans held by LCRIP I in 2015 compared to 2014. LCRIP I held no loans as of September 30, 2015 as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. Earnings from our investment in Grace Lake JV totaled $0.2 million for the three months ended September 30, 2015, compared to $0.2 million for the three months ended September 30, 2014. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.2) million for the three months ended September 30, 2015, compared to none for the three months ended September 30, 2014. The $0.2 million decrease is due to a negative return related to upfront development costs on the investment made during the three months ended September 30, 2015.

Salaries and employee benefits

Salaries and employee benefits totaled $17.6 million for the three months ended September 30, 2015, compared to $19.8 million for the three months ended September 30, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $2.2 million in compensation expense was attributable to the decrease in incentive compensation expense in the three months ended September 30, 2015 compared the the three months ended September 30, 2014 due to reduced actual net revenues and loan/investment production in the most recently ended quarter.

Operating expenses

Operating expenses totaled $5.0 million for the three months ended September 30, 2015, compared to $6.2 million for the three months ended September 30, 2014. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The decrease in operating expenses is a result of lower professional fees for the three months ended September 30, 2015, compared to for the three months ended September 30, 2014, when the Company, together with its legal and tax advisers, was actively involved in evaluating and structuring the Company's subsequent REIT election.

Real estate operating expenses

Real estate operating expenses totaled $9.0 million for the three months ended September 30, 2015, compared to $7.2 million for the three months ended September 30, 2014. The increase of $1.8 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

Real estate acquisition costs

Real estate acquisition costs totaled $0.5 million for the three months ended September 30, 2015, compared to $1.7 million for the three months ended September 30, 2014. The decrease of $1.2 million in real estate acquisition costs was due to the purchase of $26.5 million of real estate in the three months ended September 30, 2015, compared to $127.0 million in the three months ended September 30, 2014.

Fee expense

Fee expense totaled $0.7 million for the three months ended September 30, 2015, compared to $0.5 million for the three months ended September 30, 2014. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.2 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2015, as compared to at September 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $9.6 million for the three months ended September 30, 2015, compared to $6.8 million for the three months ended September 30, 2014. The $2.8 million increase in depreciation and amortization is attributable to acquisitions, which increased real estate to $840.6 million at September 30, 2015 versus $652.6 million at September 30, 2014, as well as a partial period of depreciation on 2015 acquisitions and a full period of depreciation on acquisitions made in 2014.

Income tax (benefit) expense

Income tax (benefit) expense totaled $(4.2) million for the three months ended September 30, 2015, compared to $10.3 million for the three months ended September 30, 2014. The decrease of $14.5 million is primarily attributable to the decrease in consolidated effective tax rate from September 30, 2014 to September 30, 2015 due to the REIT Structuring Transactions and our REIT election.

Results of Operations

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Investment overview

Investment activity in the nine months ended September 30, 2015 focused on loan originations and securities activity. We originated and funded $2.6 billion in principal value of commercial mortgage loans in the nine months ended September 30, 2015. We acquired $580.3 million of new securities, which was offset by $789.0 million of sales and $142.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $400.2 million. We also invested $166.8 million in real estate.

Investment activity in the nine months ended September 30, 2014 focused on loan originations and securities investments. We originated and funded $3.0 billion in principal value of commercial mortgage loans in the nine months ended September 30, 2014. We acquired $1.3 billion of new securities, which was offset by $565.1 million of sales and $165.8 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $519.4 million.

Operating overview

Net income attributable to Class A common shareholders totaled $46.7 million for the nine months ended September 30, 2015, compared to $39.8 million for the nine months ended September 30, 2014. The most significant drivers of the $6.9 million increase are as follows:

•
an increase in net interest income of $15.9 million, primarily as a result of higher average loan receivable and securities balances partially offset by higher interest expense as a result of higher outstanding financing obligations as well as the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total other income of $28.2 million, primarily as a result of a $47.4 million decrease in profits on sales of loans, a $4.2 million decrease in net results from derivative transactions, partially offset by a $21.4 million increase in operating lease income, a $3.7 million increase in fee income and a $2.4 million increase in realized gains on securities;

•
an increase in total costs and expenses of $3.8 million compared to the prior year, primarily as a result of higher costs associated with operating as a REIT, partially offset by reduced incentive compensation expense due to reduced actual net revenues and loan/investment production;

•
a decrease in income tax expense (benefit) of $19.7 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to federal and state income taxes on its share of the income of the operating partnership. The Company’s election to be taxed as a REIT will be effective as of January 1, 2015 and we expect to only pay taxes on the portion of our income earned in our taxable REIT subsidiary and some state and local taxes.

Core Earnings, a non-GAAP measure, totaled $141.3 million for the nine months ended September 30, 2015, compared to $166.4 million for the nine months ended September 30, 2014. The significant components of the $25.1 million decrease in Core Earnings are an increase in net interest income of $15.9 million and an increase in operating lease income of $21.4 million more than offset by a decrease in profits on sales of loans, net of $46.3 million and a decrease in net results from derivative transactions of $22.8 million and the increase in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures.”

Net interest income

Interest income totaled $178.6 million for the nine months ended September 30, 2015, compared to $130.4 million for the nine months ended September 30, 2014. The $48.2 million increase in interest income was primarily attributable to an increase in our average investment balances in our loan and our securities portfolios. For the nine months ended September 30, 2015, securities investments averaged $2.5 billion and loan investments averaged $2.1 billion. For the nine months ended September 30, 2014, securities investments averaged $1.8 billion and loan investments averaged $1.3 billion. The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to September 30, 2014 versus the interest spreads prevailing prior to that date.

Interest expense totaled $83.8 million for the nine months ended September 30, 2015, compared to $51.5 million for the nine months ended September 30, 2014. The $32.3 million increase in interest expense was primarily attributable to the increase in average debt balance that is required to finance the expanded book of investment assets. For the nine months ended September 30, 2015, our debt balances averaged $4.3 billion versus an average debt balance of $2.5 billion for the nine months ended September 30, 2014. The unfavorable impact on interest expense attributed to the higher debt level was magnified by the addition of $300.0 million of 2021 Notes in August 2014, partially offset by greater use of FHLB borrowings, a lower cost source of funding than other financing sources, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2015 and 2014 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $6.8 million from $11.6 million for the nine months ended September 30, 2014 to $18.5 million for the nine months ended September 30, 2015, primarily as a result of our increase in average outstanding mortgage loan financing of $502.4 million for the nine months ended September 30, 2015 compared to $324.7 million for the nine months ended September 30, 2014 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $94.3 million for the nine months ended September 30, 2015, compared to $78.4 million for the nine months ended September 30, 2014. The $15.9 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2015 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $104.2 million for the nine months ended September 30, 2015, compared to $61.8 million for the nine months ended September 30, 2014. The $42.4 million increase in cost of funds was primarily attributable to the increase in the average debt balance and the issuance of the 2021 Notes referred to above.

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

Interest spreads

As of September 30, 2015, the weighted average yield on our mortgage loan receivables was 7.1%, compared to 7.3% as of September 30, 2014 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2015, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.3%, compared to 2.0% as of September 30, 2014. The increase in the rate on borrowings against our mortgage loan receivables was primarily due to the utilization of a higher proportion of higher-cost loan repurchase facilities as of September 30, 2015 versus September 30, 2014. As of September 30, 2015, we had outstanding borrowings secured by our mortgage loan receivables equal to 45.4% of the carrying value of our mortgage loan receivables, compared to 28.0% as of September 30, 2014.

As of September 30, 2015, the weighted average yield on our real estate securities was 2.8%, compared to 3.4% as of September 30, 2014 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of September 30, 2015, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 1.0% as of September 30, 2014. The decrease in the rate on borrowings against our real estate securities from September 30, 2014 to September 30, 2015 was primarily due to the utilization of a higher proportion of lower-cost borrowings from the FHLB as of September 30, 2015 versus September 30, 2014. As of September 30, 2015, we had outstanding borrowings secured by our real estate securities equal to 84.1% of the carrying value of our real estate securities, compared to 73.6% as of September 30, 2014.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2015 and 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of September 30, 2015, we had outstanding borrowings secured by our real estate equal to 66.1% of the carrying value of our real estate, compared to 61.0% as of September 30, 2014.

Provision for loan losses

We had a $0.5 million provision for loan losses for the nine months ended September 30, 2015 and 2014. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the nine months ended September 30, 2015 and 2014.

Operating lease income and tenant recoveries

Operating lease income totaled $60.2 million for the nine months ended September 30, 2015, compared to $38.8 million for the nine months ended September 30, 2014. The increase of $21.4 million was attributable to acquisitions, which increased real estate to $840.6 million at September 30, 2015 versus $652.6 million at September 30, 2014, as well as a full period of operations of properties acquired in 2014.

Tenant recoveries totaled $7.9 million for the nine months ended September 30, 2015, compared to $6.5 million for the nine months ended September 30, 2014. The increase of $1.4 million reflects the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional recoveries on properties acquired in 2015 and a full period of recoveries on properties acquired in 2014.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $59.7 million for the nine months ended September 30, 2015, compared to $107.1 million for the nine months ended September 30, 2014, a decrease of $47.4 million. In the nine months ended September 30, 2015, we participated in seven separate securitization transactions, selling 153 loans with an aggregate outstanding principal balance of $2.0 billion. In the nine months ended September 30, 2014, we participated in seven securitization transactions, selling 117 loans with an aggregate outstanding principal balance of $2.3 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $51.6 million for the nine months ended September 30, 2015 compared to $98.4 million for the nine months ended September 30, 2014 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $23.7 million for the nine months ended September 30, 2015, compared to $21.3 million for the nine months ended September 30, 2014, an increase of $2.4 million. For the nine months ended September 30, 2015, we sold $789.0 million of securities, which comprised of $772.8 million of CMBS and $16.2 million U.S. Agency Securities. For the nine months ended September 30, 2014, we sold $565.1 million of securities, which was comprised of $496.8 million of CMBS and $68.3 million of U.S. Agency Securities. The increase reflects higher transaction volume offset by lower profit margins in 2015 as compared to 2014.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $0.6 million for the nine months ended September 30, 2015, compared to a gain of $0.5 million for the nine months ended September 30, 2014. The negative change of $1.1 million in unrealized gain (loss) on Agency interest-only securities was due to an increase in interest rates and amortization and sales of the portfolio during the nine months ended September 30, 2015.

Income from sales of real estate, net

For the nine months ended September 30, 2015, income from sales of real estate, net totaled $21.3 million compared to $24.2 million for the nine months ended September 30, 2014. The decrease of $2.9 million was a result of the commercial real estate and residential condominium sales discussed below.

During the nine months ended September 30, 2015, we sold four single-tenant retail properties resulting in a net gain on sale of $2.9 million. During the nine months ended and September 30, 2014, we sold five single-tenant retail properties resulting in a net gain on sale of $4.9 million and one office building in Richmond, VA, resulting in a net gain on sale of $1.1 million.

During the nine months ended September 30, 2015, income from sales of residential condominiums totaled $18.4 million. We sold 72 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $13.4 million, and 74 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $5.0 million. During the nine months ended September 30, 2014, income from sales of residential condominiums totaled $18.2 million. We sold 96 residential condominium units from Veer Towers in Las Vegas, NV, resulted in a net gain on sale of $16.2 million, and 34 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.0 million.

Other income

Fee income totaled $10.9 million for the nine months ended September 30, 2015, compared to $7.2 million for the nine months ended September 30, 2014. We generate fee income from the management of our institutional partnership and managed accounts, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $3.7 million increase in fee income year-over-year was primarily due to an increase in dividends from our investment in FHLB stock and increase in fee income on our loan portfolio.

During the nine months ended September 30, 2014, we sold real estate in conjunction with an assignment of the related mortgage loan financing that had an unrecognized premium as of the date of sale and recognized a gain of $0.4 million. This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $54.6 million for the nine months ended September 30, 2015, which was comprised of an unrealized loss of $8.4 million and a realized loss of $46.2 million, compared to a loss of $50.4 million which was comprised of an unrealized loss of $2.8 million and a realized loss of $47.6 million, for the nine months ended September 30, 2014, a negative change of $4.2 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2015 was primarily related to a decrease in interest rates during the nine months ended September 30, 2015, which generally increased the value of our fixed rate loan and securities investments, and decreased the fair value of our offsetting derivative transactions. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.6 million for the nine months ended September 30, 2015, compared to $1.7 million for the nine months ended September 30, 2014. Earnings from our investment in LCRIP I totaled $0.1 million for the nine months ended September 30, 2015, compared to $1.0 million for the nine months ended September 30, 2014. The decrease of $0.9 million reflects decrease in the number of loans held by LCRIP I in 2015 compared to 2014. LCRIP I held no loans as of September 30, 2015 as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. Earnings from our investment in Grace Lake JV totaled $0.7 million for the nine months ended September 30, 2015, compared to $0.7 million for the nine months ended September 30, 2014. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.2) million for the nine months ended September 30, 2015, compared to none for the nine months ended September 30, 2014. The $0.2 million decrease is due to a negative return related to upfront development costs on the investment made during the nine months ended September 30, 2015.

Salaries and employee benefits

Salaries and employee benefits totaled $47.3 million for the nine months ended September 30, 2015, compared to $66.3 million for the nine months ended September 30, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $19.0 million in compensation expense was attributable to the decrease in incentive compensation expense in the nine months ended September 30, 2015 compared the the nine months ended September 30, 2014 due to reduced actual net revenues and loan/investment production in the most recently ended quarter.

Operating expenses

Operating expenses totaled $20.5 million for the nine months ended September 30, 2015, compared to $12.9 million for the nine months ended September 30, 2014. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase in operating expenses is a result of increased investments in loans, securities and real estate. It is also due to higher costs associated with operating as a public REIT and restructuring related to the Company’s REIT election.

Real estate operating expenses

Real estate operating expenses totaled $28.0 million for the nine months ended September 30, 2015, compared to $22.1 million for the nine months ended September 30, 2014. The increase of $5.9 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

Real estate acquisition costs

Real estate acquisition costs totaled $1.5 million for the nine months ended September 30, 2015, compared to $1.7 million for the nine months ended September 30, 2014. The decrease of $0.2 million in real estate acquisition costs was due to the purchase of $166.8 million of real estate in the nine months ended September 30, 2015, compared to $127.0 million in the nine months ended September 30, 2014.

Fee expense

Fee expense totaled $3.3 million for the nine months ended September 30, 2015, compared to $1.7 million for the nine months ended September 30, 2014. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.6 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2015, as compared to at September 30, 2014.

Depreciation and amortization

Depreciation and amortization totaled $29.2 million for the nine months ended September 30, 2015, compared to $21.3 million for the nine months ended September 30, 2014. The $7.9 million increase in depreciation and amortization is attributable to acquisitions, which increased real estate to $840.6 million at September 30, 2015 versus $652.6 million at September 30, 2014, as well as a partial period of depreciation on 2015 acquisitions and a full period of depreciation on acquisitions made in 2014.

Income tax (benefit) expense

Income tax (benefit) expense totaled $4.1 million for the nine months ended September 30, 2015, compared to $23.8 million for the nine months ended September 30, 2014. The decrease of $19.7 million is primarily attributable to the decrease in consolidated effective tax rate from September 30, 2014 to September 30, 2015 due to the REIT Structuring Transactions and our REIT election.

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

As of September 30, 2015, we had unrestricted cash and cash equivalents of $181.5 million, unencumbered loans of $511.3 million, unencumbered securities of $15.2 million and restricted cash of $78.5 million.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $414.2 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2015.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.8 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at September 30, 2015.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $181.5 million and $76.2 million at September 30, 2015 and December 31, 2014, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $206.1 million during the nine months ended September 30, 2015, and were a net provider of cash of $366.7 million for the nine months ended September 30, 2014. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2015 and December 31, 2014 are set forth in the table below ($ in thousands):

	September 30, 2015	December 31, 2014

Committed loan facilities	$624,011	$509,024
Committed securities facility	161,529	174,853
Uncommitted securities facilities	405,786	747,789
Total repurchase agreements	1,191,326	1,431,666
Borrowings under credit agreement	20,400	11,000
Borrowings under credit and security agreement	—	46,750
Revolving credit facility	50,000	25,000
Mortgage loan financing	555,786	447,409
Borrowings from the FHLB	1,786,000	1,611,000
Total debt obligations	3,603,512	3,572,825
Senior unsecured notes	611,981	610,129
Total financing	$4,215,493	$4,182,954

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allow for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of September 30, 2015 and December 31, 2014. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.5 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2015.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

September 30, 2012	$754,263	$1,190,263	$1,471,712	$754,263	$1,190,263	$1,471,712	$—	$—	$—
December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

Borrowings under Credit Agreement

On January 24, 2013, we entered into a $50.0 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of September 30, 2015, there were $20.4 million borrowings outstanding under this facility. There were $11.0 million of borrowings outstanding as of December 31, 2014.

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

Borrowings under Credit and Security Agreement

On October 31, 2014, we entered into a credit and security agreement with a major banking institution to finance one of our assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points. As of September 30, 2015 there were no borrowings outstanding as the borrowings were paid-off during the quarter ended September 30, 2015. As of December 31, 2014, there were $46.8 million of borrowings outstanding under the Company’s Credit and Security Agreement.

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

As of September 30, 2015 there were $50.0 million borrowings outstanding under the Revolving Credit Facility. As of December 31, 2014, there were $25.0 million of borrowings outstanding under the Revolving Credit Facility.

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the nine months ended September 30, 2015, we executed 36 term debt agreements to finance real estate.  These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 and 2025 and totaling $555.8 million at September 30, 2015 and $447.4 million at December 31, 2014.  These long-term nonrecourse mortgages include net unamortized premiums of $7.0 million and $5.3 million at September 30, 2015 and December 31, 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements.  The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method.  We recorded $0.7 million and $0.5 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2015 and 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $723.4 million and $591.6 million as of September 30, 2015 and December 31, 2014, respectively.

FHLB financing

On July 11, 2012, Tuebor, a wholly-owned consolidated subsidiary, became a member of the FHLB.  As of September 30, 2015, Tuebor had $1.8 billion of borrowings outstanding (with an additional $462.7 million of committed term financing available from the FHLB), with terms of overnight to 9 years, interest rates of 0.27% to 2.74%, and advance rates of 50% to 95.2% of the collateral.  As of September 30, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $523.3 million of first mortgage commercial real estate loans.  On June 26, 2015, Tuebor’s advance limit was increased to the lesser of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2014, Tuebor had $1.6 billion of borrowings outstanding (with an additional $289.0 million of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.30% to 2.74%, and advance rates of 50% to 95.2% of the collateral.  As of December 31, 2014, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $451.8 million of first mortgage commercial real estate loans.

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

The comment period on the proposed rule remained open for 120 days and closed on January 12, 2015.  As of September 30, 2015, there were no changes to the Tuebor’s borrowing ability from the FHLB as a result of the proposed rule. If the rule is adopted as proposed, Tuebor’s FHLB membership would continue in effect until the Sunset Date, with the maturity dates of future borrowings from the FHLB limited to dates on or prior to the Sunset Date.  Tuebor’s total borrowings from the FHLB would be limited to 40.0% of its total assets, and Tuebor would be required to maintain at least 1.0% of its assets in the form of HML.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $414.2 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2015.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. The remaining $319.6 million in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes.  Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture.  Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2015, Ladder Capital Corp has a 55.5% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners.  In addition, Ladder Capital Corp is subject to federal, state and local income taxes due to its corporate structure.  Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $576.6 million for the nine months ended September 30, 2015 and $160.3 million for the nine months ended September 30, 2014. Repayment of real estate securities provided net cash of $142.7 million for the nine months ended September 30, 2015 and $165.8 million for the nine months ended September 30, 2014. The decrease in principal repayments on investments is due to the growth of our loan and securities investments year over year.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $1.9 billion for the nine months ended September 30, 2015 and $2.4 billion for the nine months ended September 30, 2014.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $789.0 million for the nine months ended September 30, 2015 and $565.1 million for the nine months ended September 30, 2014.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $84.7 million for the nine months ended September 30, 2015 and $103.5 million for the nine months ended September 30, 2014.

Proceeds from the issuance of equity

For the nine months ended September 30, 2015, there were no proceeds realized in connection with the issuance of equity.  There were $238.5 million proceeds realized for the issuance of equity for the nine months ended September 30, 2014. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of September 30, 2015 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$685,221	$1,987,488	$107,233	$766,536	$3,546,478
Unsecured revolving credit facility	—	50,000	—	—	50,000
Senior unsecured notes	—	—	319,555	300,000	619,555
Interest payable(1)	69,200	76,463	87,510	99,346	332,519
Other funding obligations(2)	113,061	—	—	—	113,061
Payments pursuant to tax receivable agreement	—	2,235	—	—	2,235
Operating lease obligations	294	2,453	2,386	2,459	7,592
Total	$867,776	$2,118,639	$516,684	$1,168,341	$4,671,440

(1)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2015 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing and our commitment to purchase GN construction loan securities as of September 30, 2015.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of September 30, 2015, our off-balance sheet arrangements consisted of $110.6 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $109.2 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2014, our off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as revised)		(as revised)

Income (loss) before taxes	$(1,383)	$47,511	$93,559	$109,643
Net loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	85	306	578	451
Our share of real estate depreciation, amortization and gain adjustments (1)	7,996	4,752	24,799	15,558
Adjustments for unrecognized derivative results (2)	31,901	(8,001)	10,503	29,157
Unrealized (gain) loss on agency IO securities	(731)	1,282	639	(466)
Premium (discount) on mortgage loan financing, net of amortization	(92)	(393)	1,784	634
Non-cash stock-based compensation	3,385	3,751	7,939	11,413
One-time transactional adjustment (3)	—	—	1,509	—
Core Earnings	$41,161	$49,208	$141,310	$166,390

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

(1)
Following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments amounts presented in the computation of Core Earnings in the preceding table ($ in thousands):

	Total GAAP depreciation and amortization	$9,561	$6,829	$29,238	$21,274
	Less: Depreciation and amortization related to non-rental property fixed assets	(28)	(137)	(80)	(411)
	Less: Non-controlling interests share of consolidated depreciation and amortization	(676)	(659)	(2,155)	(2,023)
	Our share of real estate depreciation and amortization	$8,857	$6,033	$27,003	$18,840

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(865)	$(1,284)	$(2,217)	$(3,508)
	Less: Non-controlling interests share of accumulated depreciation and amortization on real estate sold	4	3	13	226
	Our share of accumulated depreciation and amortization on real estate sold	$(861)	$(1,281)	$(2,204)	$(3,282)

	Our share of real estate depreciation and amortization and gain adjustments	$7,996	$4,752	$24,799	$15,558

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of core earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

	GAAP realized gain on sale of real estate, net	$6,406	$8,471	$21,347	$24,225
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(865)	(1,284)	(2,217)	(3,508)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$5,541	$7,187	$19,130	$20,717

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

(2)	Following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

	Hedging interest expense	$(6,471)	$(6,337)	$(20,330)	$(10,253)
	Hedging realized result	(3,870)	(539)	(23,761)	(11,025)
	Hedging unrecognized result	(31,901)	8,001	(10,503)	(29,157)
	Net results from derivative transactions	$(42,242)	$1,125	$(54,594)	$(50,435)

(3)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expensed and accrued for in the period incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Number of loans	63	39	153	117
Face amount of loans sold into securitizations	$860,062	$679,977	$1,981,383	$2,338,359
Number of securitizations	3	2	7	7

Income from sales of securitized loans, net (1)	$15,165	$20,414	$59,717	$106,935
Hedge gain/(loss) related to loans securitized (2)	(3,405)	2,778	(8,080)	(8,535)
Income from sales of securitized loans, net of hedging	$11,760	$23,192	$51,637	$98,400

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income from sales of loans (non-securitized), net	$—	$—	$—	$200
Income from sales of securitized loans, net	15,165	20,414	59,717	106,935
Income from sales of loans, net	$15,165	$20,414	$59,717	$107,135

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Hedge gain/(loss) related to lending and securities positions	$(38,837)	$(1,653)	$(46,514)	$(41,900)
Hedge gain/(loss) related to loans securitized	(3,405)	2,778	(8,080)	(8,535)
Net results from derivative transactions	$(42,242)	$1,125	$(54,594)	$(50,435)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest expense	$(29,535)	$(19,928)	$(83,846)	$(51,521)
Net interest expense component of hedging activities (1)	(6,471)	(6,337)	(20,330)	(10,253)
Cost of funds	$(36,006)	$(26,265)	$(104,176)	$(61,774)

Interest income	$63,013	$48,459	$178,635	$130,394
Cost of funds	(36,006)	(26,265)	(104,176)	(61,774)
Interest income, net of cost of funds	$27,007	$22,194	$74,459	$68,620

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

(1)	Net interest expense component of hedging activities	$(6,471)	$(6,337)	$(20,330)	$(10,253)
	Hedging realized result	(3,870)	(539)	(23,761)	(11,025)
	Hedging unrecognized result	(31,901)	8,001	(10,503)	(29,157)
	Net result from derivative transactions	$(42,242)	$1,125	$(54,594)	$(50,435)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net interest income after provision for loan losses	$33,328	$28,381	$94,339	$78,423
Total other income	7,549	61,337	129,038	157,260
Net revenues	$40,877	$89,718	$223,377	$235,683

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2015 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2015, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(8,512)	$45,087
Increase by 1.00%	12,439	(44,400)

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of September 30, 2015, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2015 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Securities

During the nine months ended September 30, 2015, 3,415,389 Series REIT LP Units and 3,415,389 Series TRS LP Units were collectively exchanged for 3,415,389 shares of Class A common stock and 3,415,389 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Exchange Act of 1934.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of September 30, 2015, (ii) the Combined Consolidated Statements of Income for the three and nine months ended September 30, 2015, (iii) the Combined Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015, (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the nine months ended September 30, 2015, (v) the Combined Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: November 6, 2015	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: November 6, 2015	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer