Form 10-K
period 2015-12-31
Ladder Capital Corp
filed 2016-03-07
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $538,367,464 as of June 30, 2015, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $17.35 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2016
Class A Common Stock, $0.001 par value	63,466,181
Class B Common Stock, $0.001 par value	46,445,729

LADDER CAPITAL CORP

FORM 10-K
December 31, 2015

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

•	our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;

•	the inability of insurance covering real estate underlying our loans and investments to cover all losses;

•	the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

•	fraud by potential borrowers;

•	the availability of qualified personnel;

•	the degree and nature of our competition;

•	the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy; and

•	the prepayment of the mortgages and other loans underlying our mortgage-backed and other asset-backed securities.

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

Part I

Item 1. Business

Overview

We are a leading commercial real estate finance company structured as an internally-managed REIT. We conduct our business through three commercial real estate-related business lines: loans, securities, and real estate investments. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $15.3 billion of commercial real estate loans from our inception through December 31, 2015. During this timeframe, we also acquired $8.6 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.3 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2015, we originated $11.8 billion of conduit loans, $11.3 billion of which were sold into 37 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2015, we had $5.9 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.3 billion of loans, $2.4 billion of securities, and $834.8 million of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2015, we had $4.3 billion of debt financing outstanding. This financing comprised $1.9 billion of financing from the Federal Home Loan Bank (the “FHLB”), $866.0 million committed secured term repurchase agreement financing, $394.7 million of other securities financing, $544.7 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes,” and collectively with the 2017 Notes, the “Notes”). There were no borrowings outstanding under our Credit Agreement and our Revolving Credit Facility. In addition, as of December 31, 2015, we had $1.4 billion of committed, undrawn funding capacity available, consisting of $50.0 million of availability under our $50.0 million Credit Facility, $380.4 million of undrawn committed FHLB financing and $919.0 million of other undrawn committed financings. As of December 31, 2015, our debt-to-equity ratio was 2.9:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008. As of December 31, 2015, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 73 full-time industry professionals, including by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We are led by a disciplined and highly aligned management team. As of December 31, 2015, our management team and directors held interests in our Company comprising 11.2% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

FHLB Financing

On January 20, 2016, the Federal Housing Finance Agency (the “FHFA’’), regulator of the FHLB, published a final rule in the Federal Register amending its regulation regarding the eligibility of captive insurance companies for FHLB membership. The final rule was effective February 19, 2016.
According to the final rule, Ladder’s captive insurance company subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”), may remain a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with two exceptions:

1)	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021, and

2)	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed forty percent of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 43.4% of the Company’s outstanding debt obligations as of December 31, 2015. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
The Transition Period allows time for events to occur that may impact Tuebor’s long-term membership in the FHLB, including further regulatory changes, the enactment of legislation, or the filing of litigation challenging the validity of the final rule. During this period, a combination of these external events and/or Tuebor’s own actions could result in the emergence of feasible alternative approaches for it to retain its FHLB membership.
There is no assurance that the FHFA or the FHLB may not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.
Stock Dividend and Distribution of Accumulated Earnings and Profits

On January 21, 2016, we paid an aggregate of $15.5 million in cash to our Class A shareholders, accrued for dividends payable on unvested restricted stock of $0.5 million and issued 5,607,762 shares of our Class A common stock, equivalent to $64.1 million, in connection with the fourth quarter 2015 dividend of $1.45 per share. The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2015 dividend was determined based on shareholder elections and the volume weighted average price of $11.43 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 8, 2016, the date that election forms were due. In connection with the dividend, we also issued 4,468,031 shares of our Class B common stock and each of Series REIT and Series TRS of LCFH, issued 10,075,793 Series LP units corresponding to these Class A and Class B shares. We believe that the total value of our 2015 dividends was sufficient to fully distribute our 2015 taxable income and our accumulated earnings and profits.

Borrowings under Credit Agreement

On January 20, 2016, the Company executed an amendment and extension of its credit agreement with one of its multiple committed financing counterparties, extending the maximum term of the credit agreement to April 24, 2016.

Senior Unsecured Notes

During the period from January 1, 2016 through March 4, 2016, the Company retired $20.6 million of principal of the 2017 Notes for a repurchase price of $20.2 million recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $298.9 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

During the period from January 1, 2016 through March 4, 2016, the Company retired $21.7 million of principal of the 2021 Notes for a repurchase price of $17.9 million recognizing a $3.5 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt. The remaining $278.3 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

Revolving Credit Facility

On February 26, 2016, the Company executed an amendment of its revolving credit facility, providing for, among other things, increasing the maximum funding capacity of the facility to $143.0 million.

Stock Repurchases

During the period from January 1, 2016 through March 4, 2016, the Company repurchased 151,588 shares of Class A common stock for an aggregate price of $1.6 million or an average of $10.57 per share. As of March 4, 2016, the Company has a remaining amount available for repurchase of $47.4 million.

Our Businesses

We invest primarily in loans, securities and other interests in primarily U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following table summarizes the value of our investment portfolio as reported in our combined consolidated financial statements as of the dates indicated below ($ in thousands):

	December 31, 2015		December 31, 2014
Loans
Conduit first mortgage loans	$571,764	9.7%	$417,955	7.2%
Balance sheet first mortgage loans	1,453,120	24.6%	1,358,985	23.4%
Other commercial real estate-related loans	285,525	4.8%	162,068	2.8%
Total loans	2,310,409	39.1%	1,939,008	33.4%
Securities
CMBS investments	2,335,930	39.7%	2,683,745	46.2%
U.S. Agency Securities investments	71,287	1.2%	131,821	2.3%
Total securities	2,407,217	40.9%	2,815,566	48.5%
Real Estate
Real estate and related lease intangibles, net	834,779	14.2%	768,986	13.2%
Total real estate	834,779	14.2%	768,986	13.2%
Other Investments
Investments in unconsolidated joint ventures	33,797	0.6%	6,041	0.1%
FHLB stock	77,915	1.3%	72,340	1.2%
Total other investments	111,712	1.9%	78,381	1.3%
Total investments	5,664,117	96.1%	5,601,941	96.4%
Cash, cash equivalents and cash collateral held by broker	139,770	2.4%	118,656	2.0%
Other assets	91,325	1.5%	93,638	1.6%
Total assets	$5,895,212	100.0%	$5,814,235	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through December 31, 2015, we have originated and funded $11.8 billion of conduit first mortgage loans and securitized $11.3 billion of such mortgage loans in 37 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, ten securitizations in 2014 and ten securitizations in 2015. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the years ended December 31, 2015, 2014 and 2013, conduit first mortgage loans remained on our balance sheet for a weighted average of 60, 45 and 67 days prior to securitization, respectively. As of December 31, 2015, we held 35 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $571.8 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 59.4% at December 31, 2015. The Company holds its conduit loans in its taxable REIT subsidiary (“TRS”).

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2015, we held a portfolio of 67 balance sheet first mortgage loans with an aggregate book value of $1.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.6% at December 31, 2015.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2015, we held a portfolio of 40 other commercial real estate-related loans with an aggregate book value of $285.5 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.7% at December 31, 2015.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2015 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of December 31, 2015, the estimated fair value of our portfolio of CMBS investments totaled $2.3 billion in 167 CUSIPs ($14.0 million average investment per CUSIP). As of that date, 98.5% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”) or Fitch Ratings Inc. (“Fitch”), consisting of 87% AAA/Aaa-rated securities and 11.5% of other investment grade-rated securities, including 9% rated AA/Aa, 0.9% rated A/A and 1.6% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2015, our CMBS investments had a weighted average duration of 3.2 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2015, by property count and market value, respectively, 48.8% and 68.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.5% and 29.6% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.3% to 7.8% by property count and 0.2% to 11.0% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”), or by a government-sponsored enterprise (a “GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2015, the estimated fair value of our portfolio of U.S. Agency Securities was $71.3 million in 33 CUSIPs ($2.2 million average investment per CUSIP), with a weighted average duration of 6.9 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2015, by market value 17.6% and 64.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 44.8% and California represented 32.8% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2015 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of December 31, 2015, we owned 98 single tenant net leased properties with an aggregate book value of $545.4 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2015, our net leased properties comprised a total of 4.0 million square feet and had a 100% occupancy rate, an average age since construction of 8.4 years and a weighted average remaining lease term of 16.1 years.

In addition, as of December 31, 2015, we owned 29 other properties with an aggregate book value of $218.4 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $99.3 million, a portfolio of four office buildings in St. Paul, MN with a book value of $57.3 million, a portfolio of seven office buildings in Richmond, VA with a book value of $18.4 million, a 13-story office building in Oakland County, MI with a book value of $11.5 million, a two-story office building in Grand Rapids, MI with a book value of $9.5 million and a warehouse in Grand Rapids, MI with a book value of $6.1 million. We also own a two-story office building in Wayne, NJ with a book value of $9.5 million and a shopping center in Carmel, NY with a book value of $6.8 million.

For further details regarding our portfolio of commercial real estate properties, including state of operation, see “Properties.”

Residential Real Estate.  We sold 88 condominium units at Veer Towers in Las Vegas, NV, during the year ended December 31, 2015, generating aggregate gains on sale of $16.5 million. We intend to sell the remaining units over time. As of December 31, 2015, we owned 132 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $33.8 million through a joint venture. As of December 31, 2015, seven condominium units were under contract for sale with a book value of $1.9 million. As of December 31, 2015, the remaining condominium units we hold were 42.1% rented and occupied. During the year ended December 31, 2015, the Company recorded $2.0 million of rental income from the condominium units.

We sold 99 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2015, generating aggregate gains on sale of $7.0 million. We intend to sell the remaining units over time. As of December 31, 2015, we owned 153 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $37.3 million. As of December 31, 2015, 14 condominium units were under contract for sale with a book value of $3.2 million. As of December 31, 2015, the remaining condominium units we hold were 78.6% rented and occupied. During the year ended December 31, 2015, the Company recorded $3.5 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established an institutional partnership (“LCRIP I”) with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. As of December 31, 2015, the book value of our investment in LCRIP I was $48,771.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2015, Grace Lake LLC owned an office building campus with a carrying value of $65.2 million, which is net of accumulated depreciation of $16.1 million, that is financed by $73.6 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2015, the book value of our investment in Grace Lake LLC was $2.9 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”) with an operating partner to invest in a condominium development located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2015, the book value of our investment in 24 Second Avenue was $30.9 million.

FHLB Stock. Tuebor is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five (5) years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.5 billion at December 31, 2015, a $50.0 million Credit Agreement, a $75.0 million Revolving Credit Facility and through our FHLB membership. As of December 31, 2015, there was $704.1 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2015, we had total outstanding balances of $556.6 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of December 31, 2015, we had outstanding balances of $544.7 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.9 billion of borrowings from the FHLB outstanding at December 31, 2015. As of December 31, 2015, we also had a $50.0 million Credit Agreement, with no borrowings outstanding, a $75.0 million Revolving Credit Facility, with no borrowings outstanding, and $619.6 million of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” and Note 7, Debt Obligations in our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2015, our debt-to-equity ratio was 2.9:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

We seek to align our interests and those of our originators by awarding our originators annual discretionary bonuses that are closely correlated with loan performance and realized profits, rather than loan volumes or other metrics. For the year ended December 31, 2015, we paid $11.8 million in discretionary bonuses to originators.

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

From time to time, our registered broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors. LCS did not participate in any securitizations during the year ended December 31, 2015.

In addition, Ladder has from time to time purchased predominantly AAA-rated CMBS from securitizations into which we have sold conduit first mortgage loans, generally as one of several loan contributors. In such instances, however, we have not participated as a co-manager in the underwriting syndicates. As of December 31, 2015, we owned $31.5 million of such CMBS, representing less than 0.3% of the $11.4 billion of CMBS issued by the related securitization trusts. As with our other CMBS investments, we purchased these securities in both primary and secondary market transactions over time.

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

Taxation

We and certain of our subsidiaries intend to be subject to tax as REITs under Sections 856 through 860 of the Code, commencing with the taxable years ending December 31, 2015 and December 31, 2016, respectively. To qualify as REITs, we must make qualifying distributions to shareholders and satisfy, on a continuing basis, through actual investment and operating results, certain asset, income, organizational, distribution, stock ownership and other REIT requirements. If we fail to qualify as REITs, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as REITs for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as REITs could have a material adverse impact on our results of operations and amounts available for distribution to shareholders.

We utilize TRSs to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income. See “Risk factors—Risks related to our taxation as a REIT.”

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and U.S. federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, certain of our subsidiaries’ businesses may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a recently-adopted rule requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB under the Securities Act (“Regulation AB”); (iv) margin rules for swaps (including those used by securitizations) that will require the exchange of mark-to-market margin and possible initial margin and (v) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.
The risk retention rule that has been recently adopted (as it relates to CMBS) will take effect in December, 2016 and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and, depending upon the party that will retain the risk, can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes), (ii) retention of a vertical slice of the risk (interests in each class of securities issued in connection with the securitization) or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by a sponsor (generally an issuer or certain mortgage loan originators) or, upon satisfaction of certain requirements, up to two third-party purchasers of interests in the securitization.
The risk retention rules and other rules and regulations that have been adopted or may be adopted under the Dodd-Frank Act will alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. For example, the margin rules will likely require securitizations to maintain liquidity facilities or other access to liquid assets to meet margin requirements. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization in general or discourage traditional issuers, underwriters, b-piece buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans.
Certain other recent and anticipated federal, state and municipal rules could also impact our business. These include (1) recent rules issued by the U.S. Commodities and Futures Trading Commission (“CFTC”) regarding commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) registration and compliance obligations, (2) recent regulatory, reporting and compliance requirements applicable to swap dealers, security based swaps dealers and major swap participants under the Dodd-Frank Act, (3) recent Dodd-Frank Act regulations on derivative transactions, (4) changes to bank capital rules proposed by international regulators under the Fundamental Review of Trading Book (“FRTB”), which could require certain banks to maintain higher levels of capital when trading in securitization positions and (4) requirements of certain states and municipalities, such as California and New York City, that require placement agents who solicit funds from the retirement and public pension systems to register as lobbyists. Because some of the rules are not yet final or are in the process of being implemented, the full effect of the rules may not be known for some time. In addition, the SEC and other agencies continue to generate new rules. See also “Risk factors-Risks related to regulatory and compliance matters” and “Risk Factors-Risks related to hedging.”

Regulation of Commercial Real Estate Lending Activities

Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, the USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control and U.S. federal and state securities laws and regulations.

Regulation as an Investment Adviser

We conduct investment advisory activities in the United States through our subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC. Both of these entities are regulated by the SEC as registered investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). A registered investment adviser is subject to U.S. federal and state laws and regulations primarily intended to benefit its clients. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, custody arrangements, limitations on agency cross and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, disgorgement, the revocation of registrations, and other censures and fines.

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

Regulation as a Captive Insurance Company

We maintain a captive insurance company, Tuebor Captive Insurance Company LLC (“Tuebor”) to provide coverage previously self insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. It is regulated by the state of Michigan and is subject to regulations that cover all aspects of its business. Violations of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The subsidiary is also subject to insurance laws of states other than Michigan (i.e., states where the insureds are located). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”

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

We are organized as a holding company and conduct our businesses primarily through our majority-owned subsidiaries (including any series thereof). We intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities,” which excludes, among other things, U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities. Rather, we will be engaged primarily in the business of holding securities of our majority-owned subsidiaries (including any series thereof).

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2015, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Qualification for exclusion from the definition of an investment company under the Investment Company Act may limit our ability to make certain investments. In addition, complying with the tests for such exclusion may restrict the time at which we can acquire and sell assets. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategies accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. See “Risk factors—Risks related to our Investment Company Act exemption—Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations.”

Employees

As of December 31, 2015, we employed 73 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

Risks Related to Our Operations

Our business model may not be successful. We may change our investment strategy and financing policy in the future without stockholder consent and any such changes may not be successful.

Our management team is authorized to follow broad investment guidelines that have been approved by our board of directors and has great latitude within those guidelines to determine which assets make proper investments for us. Those investment guidelines, as well as our financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without the consent of our stockholders. There can be no assurance that any business model or business plan of ours will prove accurate, that our management team will be able to implement such business model or business plan successfully in the future or that we will achieve our performance objectives. Any business model of ours, including any underlying assumptions and predictions, merely reflect our assessment of the short- and long-term prospects of the business, finance and real estate markets in which we operate and should not be relied upon in determining whether to invest in our Class A common stock.

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

In executing our business plan, we regularly consider the allocation of capital to our various commercial real estate business lines, including commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. The allocation of capital among such business lines may vary due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business lines or fail to optimize our investment and capital raising opportunities, our financial performance may be adversely affected.

Our access to the CMBS securitization market and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.

We expect to distribute the conduit loans we originate through securitizations and, upon completion of a securitization, we will recognize certain non-interest revenues which are included in total other income on our combined consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, pricing, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. As a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

We may not be able to maintain our joint ventures and strategic business alliances.

We often rely on other third-party companies for assistance in origination, warehousing, distribution, securitization and other finance-related and loan-related activities. Some of our business may be conducted through non-wholly-owned subsidiaries, joint ventures in which we share control (in whole or in part) and strategic alliances formed by us with other strategic or business partners that we do not control. There can be no assurance that any of these strategic or business partners will continue their relationships with us in the future or that we will be able to pursue our stated strategies with respect to non-wholly-owned subsidiaries, joint ventures, strategic alliances and the markets in which we operate. Our ability to influence our partners in joint ventures or strategic alliances may be limited and non-alignment of interests on various strategic decisions in joint ventures or strategic alliances may adversely impact our business. Furthermore, joint venture or strategic alliance partners may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations under a joint venture or strategic alliance, which may affect our financial conditions or results of operations.

Future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

•	we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;

•	joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;

•
any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•
we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

•	a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•
a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act;

•
a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•
our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;

•
disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•
we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to continue to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our future joint venture investments.
We may face difficulties in obtaining required authorizations or licenses to do business.

In order to implement our business strategies, we may be required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses with respect to loan origination) from certain governmental entities. While we do not anticipate any delays or other complications relating to such licenses and authorizations, there is no assurance that any particular license or authorization will be obtained, maintained or renewed quickly or at all. Any failure of ours to obtain, maintain or renew such authorizations or licenses may adversely affect our business. Any material failure, alone or in aggregate, could lead to a default under certain of our financing arrangements and/or result in the unenforceability of our loan documents.

The accuracy of our financial statements may be materially affected if our estimates, including loan loss reserves, prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to: (i) assessing the adequacy of the allowance for loan losses; (ii) determining the fair value of investment securities; (iii) assessing other than temporary impairments on securities; (iv) allocation of purchase price for acquired real estate; and (v) assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required.

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

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years from the date of the IPO, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three year period.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our financial condition. As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act and the New York Stock Exchange (“NYSE”) rules. The requirements of these rules and regulations can be onerous and expensive and make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Furthermore, because of our relative inexperience in operating as a public company, we might not be successful in implementing these requirements.

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

Risks Related to Our Portfolio

The value of our investments may be adversely affected by many factors that are beyond our control.

Income from, and the value of, our investments may be adversely affected by many factors that are beyond our control, including:

•	volatility and adverse changes in international, national and local economic and market conditions, including contractions in market liquidity for mortgage loans and mortgage-related assets;

•	changes in interest rates and in the availability, costs and terms of financing;

•	changes in generally accepted accounting principles;

•	changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•	downturns in the markets for mortgage-backed securities and other asset-backed and structured products; and

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

The commercial mortgages and other commercial real estate-related loans, and the commercial mortgage loans underlying the CMBS in which we may invest, are subject to the ability of the commercial property owner to generate net income from operating the property (and not the independent income or assets of the borrower). The volatility of real property could have a material adverse effect on our business, financial position and results of operations.

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

We originate and acquire balance sheet loans that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed, is located in a recovering market and/or requires rehabilitation. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or fails to execute its business plan, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on the borrower’s ability to execute its business plan, market conditions and other factors.

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

Our portfolio may include first mortgage loan financings which are loans made to holders of commercial real estate first mortgage loans that are secured by commercial real estate. While we have certain rights with respect to the real estate collateral underlying a first mortgage loan, the holder of the commercial real estate first mortgage loans may fail to exercise its rights with respect to a default or other adverse action relating to the underlying real estate collateral or fail to promptly notify us of such an event which would adversely affect our ability to enforce our rights. In addition, in the event of the bankruptcy of the borrower under the first mortgage loan, we may not have full recourse to the assets of the holder of the commercial real estate loan, or the assets of the holder of the commercial real estate loan may not be sufficient to satisfy our first mortgage loan financing. Financings of first mortgage loans might not generate qualifying income for REIT purposes and may be held in a TRS, resulting in a lower after-tax return to Ladder than other financings. Accordingly, we may face greater risks from our first mortgage loan financings than if we had made first mortgage loans directly to owners of real estate collateral.

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

Our investments in subordinate loans, subordinate participation interests in loans and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these interests.

We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate rated and/or unrated CMBS (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions under new rules to take effect in December, 2016). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a loan to us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us.

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We may, in the future, take a larger role in leading single-asset and multi-asset securitizations of mortgage loans, including as an issuer. We also occasionally, and may in the future, act as a co-manager and/or co-underwriter in the securitizations in which we participate. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation and warranty or a material loan document deficiency; and (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead a single-asset or multi-asset securitization as an issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

As a result of the dislocation of the credit markets during the last recession, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (a) a rule taking effect in December, 2016 (the “Risk Retention Rule”) requiring that a securitization’s sponsor or certain third-party purchasers (each, a “B Piece Buyer”) of subordinate tranches retain for at least five years securities in an amount equal to 5% of the credit risk associated with the issued securities; (b) requirements for additional disclosure; (c) requirements for additional review and reporting (including revisions to Regulation AB); (d) requirements that the chief executive officer (“CEO”) of an issuer file with the SEC an individual certificate attesting to certain matters, as described below; and (e) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.

The Risk Retention Rule can be satisfied by: (i) retention by certain parties (including B Piece Buyers and certain securitization parties) of a horizontal tranche (i.e., in one or more subordinate classes); (ii) retention by certain securitization parties of a vertical security or interest in each class of securities issued in connection with the securitization; or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators or, upon satisfaction of certain requirements, a B Piece Buyer. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will be generally illiquid. As a result of the Risk Retention Rule, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the Risk Retention Rule, once implemented, may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

The requirement that the CEO of an issuer file an individual certificate with the SEC may introduce additional potential liabilities whether we serve as issuer in a securitization or solely as a loan seller or loan originator. The CEO certification includes statements as to the absence of any untrue or omitted material information relating to the mortgage loans and the ability of the mortgage loans to support the payments required to be made under the bonds issued in connection with the securitization in accordance with their terms. The full extent of liability that the CEO may have to the SEC and/or investors on account of the certified statements is difficult to determine at this time. If we serve as issuer in a securitization, we would likely to be obligated to indemnify the CEO of our issuer entity against any liabilities that such individual may incur in connection with such certification. In addition, in securitization transactions in which we serve as only loan seller or an originator that sells loans to a loan seller (and not as an issuer), we would likely be obligated to provide a back-up officer’s certificate from a senior officer as to our mortgage loans as support for the issuer’s CEO certification, and similarly be obligated to indemnify that senior officer against any liabilities that individual may incur in connection with his/her back-up officer’s certification.

The Risk Retention Rule, CEO certification and other rules and regulations that have been adopted or may be adopted in the future may alter the structure of securitizations and could pose additional risks to or reduce or eliminate the economic benefits of our participation in the securitization market. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, B Piece Buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of our mortgage loans.

Historically, when we have served as issuer in connection with a securitization, the offering has been a private offering. If, in the future, we elect to serve as issuer of a securitization involving a public offering, we will be obligated to file and maintain a registration statement with the SEC. Maintaining a registration statement will expose us to the risk of liability under various securities laws and will impose ongoing reporting and other obligations, many of which are more extensive than the potential liabilities and obligations we incur when we act as issuer in a private offering or when we sell loans into another issuer’s publicly offered securitization. In addition to the CEO certification referenced above, certain individuals associated with the issuer entity would be obligated to sign the registration statement and be exposed to liability under various securities laws. We would likely be obligated to indemnify such individuals.

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

We may sponsor, or purchase the equity securities of collateralized loan obligations, or CLOs, and such instruments involve significant risks, including that CLO equity receives distributions from the CLO only if the CLO generates enough income to first pay all debt service obligations to the investors holding senior tranches and all CLO expenses.

In CLOs, investors purchase specific tranches, or slices, of debt or equity instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The equity interests in a CLO are the most subordinate interests and are usually entitled to all of the income generated by pool of loans only after the payment of debt service on all the more senior classes of debt and the payment of all expenses.  Defaults on the pool of loans therefore immediately affect the equity tranche. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate and equity tranches, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO Securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of the equity tranche and each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

A CLO may include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if we hold subordinate debt or equity interests in a CLO that contains such tests and such tests are not satisfied, we may experience a significant reduction in our cash flow from those interests.

Furthermore, if any CLO that we sponsor or hold equity interests in fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of the CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in the CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in the CLOs for an indefinite time.

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

The value of some of our investments may not be readily determinable or may be unreliable. We will value these investments quarterly at fair value, as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (Topic 820): Fair Value Measurement, or ASC 820. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Our determinations of fair value may have a material impact on our earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to OTTI, or our accumulated other comprehensive income/(loss) in our shareholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments.

We utilize an internal model as our primary pricing source to develop prices for our CMBS and U.S. Agency Securities. To confirm our own valuations, we request prices for each of our CMBS and U.S. Agency Securities investments from third-party dealers and pricing services. Third parties that provide pricing services develop estimates of fair value for CMBS and U.S. Agency Securities employ various techniques, including discussion with their internal trading desks and the use of proprietary models and matrix pricing. We do not have access to, and are therefore not able to review in detail, the inputs used by these third parties in developing their fair value estimates. Furthermore, in general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

Further, the ability to collect upon mortgage loans may be limited by the application of state and U.S. federal laws. Several states (including California) have laws that prohibit more than one “judicial action” to enforce a mortgage obligation. Some courts have construed the term “judicial action” broadly.

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

Liability relating to environmental matters may decrease the value of the underlying properties of our investments and may adversely affect the ability of a person to sell such property or real estate instrument related to the property or borrow using such property as collateral and may adversely affect the security afforded by a property for a mortgage loan. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on, about, under or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. To the extent that an owner of an underlying property becomes liable for removal costs, testing, monitoring, remediation, bodily injury or property damage, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset related to such property. If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thereby harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition. Moreover, some U.S. federal and state laws provide that, in certain situations, a secured lender, such as us, may be liable as an “owner” or “operator” of the real property, regardless of whether the borrower or previous owner caused the environmental damage. Therefore, the presence of hazardous materials on certain property could have an adverse effect on us in our capacity as the owner of such property, as the mortgage lender to the owner of such property, or as the holder of a real estate instrument related to such property.

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

For certain of our loans, we may rely on loan agents or other lenders and such agents or other lenders may not act in the manner that we expect.

With respect to some of our loans, we will be neither the agent of the lending group that receives payments under the loan nor the agent of the lending group that controls the collateral for purposes of administering the loan. When we are not the agent for a loan, we may not receive the same financial or operational information as we would receive for loans for which we are the agent and, in many instances, the information on which we must rely may be provided by the agent rather than directly by the borrower. As a result, it may be more difficult for us to track or rate such loans than it is for the loans for which we are the agent. Additionally, we may be prohibited or otherwise restricted from taking actions to enforce the loan or to foreclose upon the collateral securing the loan without the agreement of other lenders holding a specified minimum aggregate percentage, such as a majority or two-thirds of the outstanding principal balance. It is possible that an agent or other lenders for one of such loans may choose not to take the same actions to enforce the loan or to foreclose upon the collateral securing the loan that we would have taken had we been agent for the loan.

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

We may be required to make determinations of a borrower’s creditworthiness based on incomplete information or information that we cannot verify, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or reputation.

The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information including, without limitation, information relating to the form of entity of the prospective borrower, which may indicate whether the borrower can limit the impact that its other activities have on its ability to pay obligations related to the mortgaged property. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, members of the management team may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

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

Loans that we originate or purchase may be directly or indirectly subject to U.S. laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of law intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited, to zoning laws that allow permitted non-conforming uses). If we or any other person fail to comply with such laws in relation to a loan that we have purchased or originated, legal penalties may be imposed, and our business may be adversely affected as a result. Additionally, jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability or the ability of a special servicer of a CMBS issuance to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws may have an adverse effect on our business.

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

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of “financing facilities” such as bank credit facilities, credit facilities from government agencies (including the FHLB), repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse portfolios or real estate instruments until we exit them through securitization. We do and, in the future, intend to enter into securitization and other long-term financing transactions to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. However, such agreements may include a recourse component. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, our borrowings are generally based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

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

Our use of leverage may create a mismatch between the duration of financing and the life of the investments made using the proceeds of such financing.

We generally intend to structure our leverage such that we minimize the differences between the term of our investments and the leverage we use to finance such an investment. However, under certain circumstances, we may determine not to do so or we may be unable to do so. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage, which would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which would negatively impact our desired leveraged returns.

We generally attempt to structure our leverage such that we minimize the differences between the index of our investments and the index of our leverage (i.e., financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage). If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of future fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

Our attempts to mitigate such risk are subject to factors outside our control, such as the availability of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term-matching are only two. The risks of a duration mismatch are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our liabilities have set maturity dates.

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

The Dodd-Frank Act will result in additional regulation by the SEC, the CFTC and LCS’ other regulators. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. LCS will also be affected by rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates an asset-backed security transaction to retain a portion (at least 5%) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules prohibiting securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The rules exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

If our subsidiaries that are regulated as registered investment advisers are unable to meet the requirements of the SEC or fail to comply with certain U.S. federal and state securities laws and regulations, they may face termination of their investment adviser registration, fines or other disciplinary action.

Two of our subsidiaries are regulated by the SEC as registered investment advisers. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. Non-compliance with the Advisers Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

If our subsidiaries that are regulated as registered investment advisers are unable to successfully negotiate the terms of their management fees, our results of operations could be negatively impacted.

Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially receive additional fees and compensation, which would materially reduce our revenue and cash flow from our asset management business and adversely affect our financial condition.

In connection with creating new investment products, we negotiate terms with potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than the terms of other accounts or vehicles one of our investment adviser subsidiaries has advised. Such terms could restrict our subsidiaries’ ability to advise accounts or vehicles with investment objectives or strategies that compete with existing accounts or vehicles, reduce fee revenues we earn, reduce the percentage of profits on third-party capital that we share in or add expenses and obligations for us in managing the accounts or vehicles or increase our potential liabilities, all of which could ultimately reduce our profitability.

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

The Advisers Act requires that any investment management agreements be terminated upon an “assignment” without investor consent. Such “assignment” may be deemed to occur in the event such adviser was to experience a direct or indirect change of control (at the Company level). Termination of these agreements would cause us to lose the fees we earn from such account or fund.

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

The FHFA has revised its regulation on FHLB membership, which, without further modification, will ultimately result in the inability of our captive insurance company to borrow new advances from, or be a member of, the FHLB no later than February 19, 2021.
On January 20, 2016, the FHFA, regulator of the FHLB, published a final rule amending its regulation on FHLB membership. The final rule was effective February 19, 2016 and requires that Tuebor’s FHLB membership be terminated by the FHLB no later than February 19, 2021. During this five-year transition period, the FHLB may continue to make new advances to Tuebor so long as they do not exceed forty percent of Tuebor’s total assets, and they do not have a maturity of later than February 19, 2021. Tuebor’s outstanding advances from the FHLB as of December 31, 2015 were less than forty percent of Tuebor’s total assets at that date. Existing advances that mature after the termination of Tuebor’s membership are permitted to remain in place until maturity of such advances.
FHLB advances amounted to 43.4% of the Company’s outstanding debt obligations as of December 31, 2015.  The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year transition period and it has multiple, diverse funding sources for financing its portfolio in the future.  In the latter stages of the five-year transition period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available.  In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
The five-year transition period allows time for events to occur that may impact Tuebor’s long-term membership in the FHLB, including further regulatory changes, the enactment of legislation, or the filing of litigation challenging the validity of the final rule. During this period, a combination of these external events and/or Tuebor’s own actions could result in the emergence of feasible alternative approaches for it to retain its FHLB membership.
There is no assurance that the FHFA or the FHLB may not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.
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

In addition, we are subject to the Sarbanes-Oxley Act and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We may also be involved in trading activities which implicate a broad number of United States securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.

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

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, or VIEs, and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders. Changes in accounting interpretations or assumptions could impact our combined consolidated financial statements, result in a need to restate our financial results and affect our ability to timely prepare our combined consolidated financial statements. Our inability to timely prepare our combined consolidated financial statements in the future would likely adversely affect our security prices significantly.

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

We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, and do not propose to engage primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the Investment Company Act, because we are a holding company that will conduct its businesses primarily through majority-owned subsidiaries (including any series thereof), the securities issued by these subsidiaries (including any series thereof) that are excepted from the definition of “investment company” under Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets (exclusive of government securities and cash items) on an unconsolidated basis (the “40% test”). This requirement limits the types of businesses in which we may engage through our subsidiaries (including any series thereof). In addition, the assets we and our subsidiaries (including any series thereof) may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder, which may adversely affect our business.

We expect that certain of our subsidiaries (including any series thereof) may rely on the exclusion from the definition of “investment company” under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate-related assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face. We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from the definition of an “investment company” under the Investment Company Act that we and our subsidiaries (including any series thereof) are relying on. The SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from the definition of an “investment company” under the Investment Company Act. If we are required to re-classify our assets, certain of our subsidiaries (including any series thereof) may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Our officers or directors may be involved in other businesses related to the commercial real estate industry, and we may wish to invest in commercial real estate instruments or properties affiliated with such persons. Potential conflicts of interest may exist in such situations, and as a result, the benefits to our business of such investments may be limited. Although we do have a policy governing approval of certain related party transactions by the board of directors, we do not expressly prohibit our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any transaction in which we have an interest or engaging for their own account in business activities of the types that we conduct.

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

Part of our strategy will involve entering into hedging transactions that may be subject to mandatory clearing under the Dodd-Frank Act and therefore subject to associated margin requirements imposed by the applicable clearinghouse. The margin we may be required to post may be subject to the rules of the relevant clearinghouse, which may provide the clearinghouse with discretion to increase those requirements. In addition, clearing intermediaries who clear our trades with a clearinghouse may have contractual rights to increase the margin requirements we are required to provide above clearinghouse minimums.
Regulations that have been adopted in the U.S. (under the Dodd-Frank Act) and that are scheduled to begin to go into effect later this year will impose mandatory margin requirements on uncleared swaps that could be needed to execute our hedging strategy.  Similar rules have been proposed in Europe and have either been proposed or adopted in other jurisdictions where our dealer counterparties may be located. These rules, when effective, will directly or indirectly impose obligations on many derivatives market participants to collect and post “variation margin” in connection with such derivatives and will impose obligations on a smaller group of market participants to also collect and post “initial margin.” The potential impact on us will depend on whether one or both of these requirements will apply to our derivatives counterparties when transacting with us.  The rules and proposals are intended to provide that the margin requirements for parties subject to “initial margin” requirements would be higher than the margin requirements for similar cleared derivatives.
Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition. In addition, the failure to satisfy a margin call may result in the liquidation of all or a portion of the relevant hedge transactions. The adoption of margin rules for uncleared over the counter derivatives could also increase the cost to us of using these products.
Increased regulatory oversight of derivatives could adversely affect our hedging activities.

The Dodd-Frank Act regulates derivative transactions with a material U.S. nexus, which covers certain hedging instruments we may use in our risk management activities. Similarly, governments and regulators in other G-20 countries have committed to increased regulation of derivative transactions and are in various stages of implementing regulations similar to those that have either been adopted or proposed in the U.S. Depending on where our derivatives providers are located, these other regulations may apply instead of, or in addition to, regulations under the Dodd-Frank Act. The regulations that have been adopted to date include significant new provisions regarding conduct, documentation, risk management and reporting when transacting in derivatives (including mandatory clearing and margin requirements), although the full impact of those provisions will not be known definitively until they have been fully implemented.
Additional U.S. and non-U.S. regulations governing derivative transactions and market participants are also expected. The legislation and new regulations could increase the operational and transactional cost of derivatives contracts and also affect the number and/or creditworthiness of available hedge counterparties.

Risks Related to Our Organization and Structure

Our only material asset is our interest in each Series of LCFH and we are accordingly dependent upon distributions from such Series of LCFH to pay dividends, taxes and other expenses.

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as the general partner of Series TRS. We have no independent means of generating revenue. We expect each Series of LCFH to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement with the Continuing LCFH Limited Partners (the “Tax Receivable Agreement”), and to cover dividends declared by us. To the extent that we need funds, and LCFH is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. Please see Note 1 to our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for a description of our capital structure.

We are controlled by the pre-IPO investors in LCFH, whose interests may differ from those of our public shareholders and holders of the Notes.

Certain existing owners of LCFH, who own Series Units and received shares of our Class B common stock as of the completion of our IPO (such owners, the “Continuing LCFH Limited Partners”), and certain of LCFH’s pre-IPO investors, who received shares of our Class A common stock in lieu of any or all Series Units and shares of our Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions as described elsewhere in this Annual Report (such investors, the “Exchanging Existing Owners” and, together with the Continuing LCFH Limited Partners, the “Pre-IPO LCFH Investors”), control 76.6% of the combined voting power of our Class A and Class B common stock.

Accordingly, the Pre-IPO LCFH Investors thereby control our management and affairs. In addition, they will be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company.

In addition, the Continuing LCFH Limited Partners own 44.4% of the Series Units. Because they hold their economic ownership interest in our business through LCFH, rather than through the public company, they may have conflicting interests with holders of our Class A common stock. For example, the Continuing LCFH Limited Partners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Transactions and Director Independence—Tax Receivable Agreement” set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2016, and is incorporated herein by reference.

We will be required to pay certain existing unitholders of LCFH Series TRS for certain tax benefits we may claim arising in connection with future exchanges of Series TRS LP Units under the Third Amended and Restated Limited Liability Limited Partnership Agreement of LCFH, as amended (the “LLLP Agreement”), which payments could be substantial.

The Continuing LCFH Limited Partners may from time to time exchange an equal number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis (as described in more detail in “Certain Relationships and Related Transactions and Director Independence—Amended and Restated Limited Liability Limited Partnership Agreement.” As a result of these additional exchanges we will become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Series Units and the proportionate share of LCFH Series TRS’s tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LCFH Series TRS, although the U.S. IRS may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

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

Our amended and restated certificate of incorporation and amended and restated by-laws may delay or prevent a merger or acquisition that a shareholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for shareholder proposals and nominations, and placing limitations on convening shareholder meetings. In addition, we are subject to provisions of the Delaware General Corporate Law (the “DGCL”) that restrict certain business combinations with interested shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.
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

These ownership limitations and transfer restrictions could have the effect of delaying, deferring or preventing a takeover or other transaction in which shareholders might receive a premium for their shares of Ladder capital stock over the then prevailing market price or which shareholders might believe to be otherwise in their best interest.

Certain existing shareholders that currently hold in excess of 9.8% of the value of the outstanding shares of any class or series of Ladder capital stock are exempt from the ownership limitations in our charter.

The amendment and restatement of our certificate of incorporation effective as of February 27, 2015 (the “Charter Amendment”), among other things, eliminated the previous transfer restrictions on our Class B common stock, effectively “decoupling” the voting rights of the Class B common stock from the economic rights of the Series Units.

The Charter Amendment eliminated the transfer restrictions on the shares of Class B common stock that were imposed by our amended and restated certificate of incorporation in order to facilitate compliance with the REIT requirements. As a result, holders of Class B common stock are no longer be required to hold their Class B common stock together with their Series Units. The Charter Amendment effectively “decoupled” the voting rights of the Class B common stock from the economic rights of the Series Units and as a result, shareholders are able to purchase or retain shares of Class B common stock and the corresponding voting rights without having any economic stake in the Company or the matters to be voted on. The interests of any such shareholders may not coincide with our interests or those of our other shareholders. The holders of Series Units may from time to time cause us to exchange an equal number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis. Holders of Series Units who sell all or any portion of their Class B common stock would no longer be able to exchange their Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) for a corresponding number of shares of our Class A common stock.

Risks Related to Our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our shareholders.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the financial advisory industry generally or individual scandals, specifically; and general market and economic conditions. In addition, our Board Authorization Policy, adopted by the board of directors on October 30, 2014, authorizes the Company to make up to $50.0 million in repurchases of our Class A common stock from time to time without further approval.  The existence of this authorization and any repurchases pursuant thereto could affect our stock price and increase stock price volatility and could potentially reduce the market liquidity for our Class A common stock. Additionally, we are permitted to and could discontinue Class A common stock repurchases at any time and any such discontinuation could cause the market price of our Class A common stock to decline.
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

We have limited experience operating a REIT. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us or certain of our subsidiaries from qualifying as REITs or could force us to pay unexpected taxes and penalties. As a result, we cannot assure you that we will be able to successfully manage our business as a REIT, which would substantially reduce our earnings. In the event of a failure to qualify as a REIT, our net income could be reduced.

If we fail to qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

We operate and intend to continue operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015. Although we have not requested and we do not intend to request a ruling from the IRS as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Certain of our subsidiaries have also elected to be taxed as a REIT under the Code and are, therefore, subject to the same risks in the event that they fail to qualify as a REIT in any taxable year. If any of these subsidiaries were to fail to qualify as a REIT, then we might also fail to qualify as a REIT.

Our ownership of and relationship with TRSs is limited, and a failure to comply with the limits would jeopardize our REIT qualification, and our transactions with our TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, (i) through December 31, 2017, no more than 25% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs, and (ii) on or after January 1, 2018, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We elected for certain of our subsidiaries to be treated as TRSs. Our TRSs will pay U.S. federal, state and local income tax on their consolidated taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us. We have structured the formation transactions such that the aggregate value of the TRS stock and securities owned by us will be less than (1) through December 31, 2017, 25% of the value of our total assets (including the TRS stock and securities), and (ii) on or after January 1, 2018, 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that (i) through December 31, 2017, no more than 25% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter), and (ii) on or after January 1, 2018, no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount distributed to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT qualification requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency securities at a discount, we are generally required to include the discount in taxable income prior to receiving the cash proceeds of the accrued discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the non-deductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly cash distributions to our shareholders out of legally available funds therefor. Our intended dividend policy as a REIT will be to pay quarterly distributions which, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

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

If we were to make a taxable distribution of shares of our stock, shareholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

We may distribute taxable dividends that are payable in shares of our common stock. If we were to make such a taxable distribution of shares of our stock, shareholders would be required to include the full amount of such distribution as income. As a result, a shareholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a shareholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. shareholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell shares of our Class A common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Class A common stock.

There are uncertainties relating to the estimate of our E&P Distribution paid on January 21, 2016.

To qualify for taxation as a REIT effective for the year ended December 31, 2015, we are required to distribute to our shareholders our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015. To satisfy this requirement, on November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock. The portion of our 2015 dividends that is attributable to the E&P Distribution should be treated as “qualified dividend income” for U.S. federal income tax purposes.

We believe that the total value of the E&P Distribution was sufficient to fully distribute our accumulated earnings and profits. However, the amount of our undistributed accumulated earnings and profits is a complex factual and legal determination. We may have had less than complete information at the time we estimated our earnings and profits or may have interpreted the applicable law differently from the IRS. Substantial uncertainties exist relating to the computation of our undistributed accumulated earnings and profits, including the possibility that the IRS could, in auditing tax years through 2015, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.

Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic shareholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for these reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we intend to hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular corporate rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted on an arm’s length basis. We intend to structure any transaction with a TRS on terms that we believe are arm’s length to avoid incurring this 100% excise tax. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. The payment of any of these taxes would decrease cash available for distribution to our shareholders.

Moreover, the Company owns appreciated assets at the REIT level that it held before the effective date of its REIT election. If the Company disposes of any such appreciated assets during the five-year period following the Company’s qualification as a REIT, the Company will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets at the time that the Company became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The Company would be subject to this tax liability even if it qualifies and maintains its status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the Company’s distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. The Company may choose not to sell in a taxable transaction appreciated assets it might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, if the Company sells such assets in a taxable transaction, the amount of corporate tax that the Company will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time the Company became a REIT. The amount of tax could be significant.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as REITs for U.S. federal income tax purposes, we and certain of our subsidiaries must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our stock. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Further, to qualify as REITs, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (on or prior to December 31, 2017) or 20% (on or after January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.

We intend to invest in mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We or certain of our REIT subsidiaries may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, it could impact our ability to qualify as a REIT.

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

•
part or all of the income or gain recognized with respect to our Class A common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Code may be treated as unrelated business taxable income; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt shareholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

We may acquire mortgage-backed securities in the secondary market for less than their face amount. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding certain debt instruments acquired in the secondary market for less than their face amount. The discount at which such securities or debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the mortgage-backed security or debt instrument is made. If we collect less on the mortgage-backed security or debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, pursuant to our ownership of certain mortgage-backed securities, we may be treated as holding distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt, even if the value of the debt or the payment expectations have not changed.

Moreover, some of the mortgage-backed securities that we acquire may have been issued with original issue discount. We are required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such mortgage-backed securities will be made. If such mortgage-backed securities turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

Finally, in the event that mortgage-backed securities or any debt instruments we are treated as holding pursuant to our investments in mortgage-backed securities are delinquent as to mandatory principal and interest payments, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Certain apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

The Code provides that a regular or a residual interest in a REMIC is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded FHFA RMBS-backed Home Affordable Refinance Program loan program in which we may invest, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then the REIT may treat 80% of the interest in the REMIC as a real estate asset for the purpose of the REIT income and asset tests. Although the portion of the income from such a REMIC interest that does not qualify for purposes of the REIT 75% gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring collateral mortgage obligations (“CMOs”), which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The 100% tax does not apply to gains from the sale of foreclosure property or property that is held through a TRS or other taxable corporation, as is the case with our securitization business, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on U.S. GAAP.

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 15 to our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report.

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT.

If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-REIT-qualifying assets to maintain our REIT qualification. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT election.

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

When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the REIT asset tests and produce income which qualifies for purposes of the REIT income tests. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

We own a portfolio of commercial real estate properties which are included in our real estate business segment. As of December 31, 2015, we owned 98 single tenant net leased properties with an aggregate book value of $545.4 million. These properties are fully leased on a net basis where the single tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2015, our net leased properties comprised a total of 4.0 million square feet and had a 100% occupancy rate, an average age since construction of 8.4 years and a weighted average remaining lease term of 16.1 years. Given the long term nature and single tenant occupancy of the net leased properties, there are no rent concessions or abatements on these properties. We generally originate senior secured mortgage loans on our net leased properties, and many of these mortgage loans have subsequently been securitized and are included as non-recourse mortgage loan financing in debt obligations on our combined consolidated balance sheets at December 31, 2015.

In addition, as of December 31, 2015, we owned 29 other properties with an aggregate book value of $218.4 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $99.3 million, a portfolio of four office buildings in St. Paul, MN with a book value of $57.3 million, a portfolio of seven office buildings in Richmond, VA with a book value of $18.4 million, a 13-story office building in Oakland County, MI with a book value of $11.5 million, a two-story office building in Grand Rapids, MI with a book value of $9.5 million and a warehouse in Grand Rapids, MI with a book value of $6.1 million. We also own a two-story office building in Wayne, NJ with a book value of $9.5 million and a shopping center in Carmel, NY with a book value of $6.8 million.

In addition, as of December 31, 2015, we owned 132 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $33.8 million through a consolidated joint venture with an operating partner and 153 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $37.3 million. The remaining Veer units we hold were 42.1% leased and occupied as of December 31, 2015 and the remaining Terrazas units we hold were 78.6% leased and occupied as of December 31, 2015. As of December 31, 2015, seven condominium units were under contract for sale at Veer Towers with a book value of $1.9 million and 14 condominium units were under contract for sale at Terrazas with a book value of $3.2 million. The condominium units are included in our real estate business segment. Depending on market conditions for new leases and renewals in this residential inventory, we may provide tenants rent concessions or abatements. We intend to sell the entire inventory of units over time. We are leasing the units currently under short-term leases (less than two-year terms) to offset operating expenses during our sales process, and therefore, any rent concessions or abatements would have no material impact on our operations.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of December 31, 2015 ($ amounts in thousands):

Location	Acquisition date	Acquisition price	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Lease
Radford, VA	12/23/15	$1,564	2015	9/30/30	8,360	$1,563	$—	$1,563	$104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,523	—	1,523	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,398	—	1,398	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,236	—	1,236	84	100.0%
Malone, NY	12/16/15	1,466	2015	6/30/30	8,320	1,472	—	1,472	99	100.0%
Mercedes, TX	12/16/15	1,204	2015	11/30/30	9,100	1,262	—	1,262	86	100.0%
Gordonville, MO	11/10/15	1,125	2015	9/30/30	9,026	1,202	776	426	80	100.0%
Rice, MN	10/28/15	1,201	2015	9/30/30	9,002	1,235	822	413	85	100.0%
Bixby, OK	10/27/15	10,979	2012	12/31/32	75,996	12,099	8,002	4,097	769	100.0%

Location	Acquisition date	Acquisition price	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Farmington, IL	10/23/15	1,303	2015	8/31/30	9,100	1,401	901	500	93	100.0%
Grove, OK	10/20/15	5,030	2012	8/31/32	31,500	5,549	3,647	1,902	364	100.0%
Jenks, OK	10/19/15	12,160	2009	9/24/33	80,932	13,350	8,855	4,495	912	100.0%
Bloomington, IL	10/14/15	1,193	2015	8/31/30	9,026	1,287	822	465	85	100.0%
Montrose, MN	10/14/15	1,167	2015	8/31/30	9,100	1,184	—	1,184	83	100.0%
Lincoln County , MO	10/14/15	1,072	2015	8/31/30	9,002	1,131	743	388	76	100.0%
Wilmington, IL	10/07/15	1,309	2015	8/31/30	9,002	1,390	908	482	93	100.0%
Danville, IL	10/07/15	1,074	2015	8/31/30	9,100	1,154	743	411	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,293	935	358	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,409	1,005	404	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,147	825	322	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,206	864	342	80	100.0%
De Soto, IL	09/08/15	1,066	2015	7/31/30	9,100	1,101	707	394	76	100.0%
Kerrville, TX	08/28/15	1,174	2015	7/31/30	9,100	1,222	769	453	84	100.0%
Floresville, TX	08/28/15	1,251	2015	7/31/30	9,100	1,299	816	483	89	100.0%
Minot, ND	08/19/15	6,644	2012	1/31/34	55,440	6,890	4,704	2,186	419	100.0%
Lebanon, MI	08/14/15	1,200	2015	7/31/30	9,050	1,251	822	429	85	100.0%
Effingham County, IL	08/10/15	1,195	2015	6/30/30	9,002	1,239	822	417	85	100.0%
Ponce, Puerto Rico	08/03/15	8,900	2012	8/31/37	15,660	9,251	6,530	2,721	560	100.0%
Tremont, IL	06/25/15	1,150	2015	5/31/30	9,026	1,175	794	381	82	100.0%
Pleasanton, TX	06/24/15	1,316	2015	5/31/30	9,026	1,358	871	487	93	100.0%
Peoria, IL	06/24/15	1,226	2015	5/31/30	9,002	1,275	860	415	87	100.0%
Bridgeport, IL	06/24/15	1,186	2015	5/31/30	9,100	1,224	827	397	84	100.0%
Warren, MN	06/24/15	1,055	2015	4/30/30	9,100	1,070	698	372	75	100.0%
Canyon Lake, TX	06/18/15	1,377	2015	3/31/30	9,100	1,422	913	509	98	100.0%
Wheeler, TX	06/18/15	1,075	2015	3/31/30	9,002	1,108	721	387	76	100.0%
Aurora, MN	06/18/15	953	2015	3/31/30	9,100	978	—	978	68	100.0%
Red Oak, IA	05/07/15	1,184	2014	10/31/29	9,026	1,183	778	405	84	100.0%
Zapata, TX	05/07/15	1,150	2015	3/31/30	9,100	1,173	745	428	82	100.0%
St. Francis, MN	03/26/15	1,117	2014	1/31/30	9,002	1,145	732	413	79	100.0%
Yorktown, TX	03/25/15	1,208	2015	2/28/30	10,566	1,263	784	479	86	100.0%
Battle Lake, MN	03/25/15	1,098	2014	2/28/30	9,100	1,131	719	412	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,222	803	419	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	943	655	288	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	12,094	—	12,094	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,234	4,607	1,627	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	5,075	3,743	1,332	325	100.0%
Rockland, MA	02/20/15	7,316	2004	8/31/37	13,566	8,437	—	8,437	457	100.0%
Crawfordsville, IN	02/20/15	6,000	2004	1/31/33	14,259	5,844	—	5,844	375	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,259	—	5,259	336	100.0%
Kings Mountain, NC	01/29/15	21,241	1995	9/30/30	467,781	27,074	18,788	8,286	1,475	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,288	902	386	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,103	775	328	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,040	729	311	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,417	5,723	2,694	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,714	6,475	2,239	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,813	2,815	998	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	17,488	12,900	4,588	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,987	11,766	4,221	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,465	8,418	3,047	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,537	7,840	2,697	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	10,311	7,626	2,685	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,704	7,173	2,531	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,623	5,144	3,479	429	100.0%

Location	Acquisition date	Acquisition price	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,230	3,094	1,136	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	5,255	3,938	1,317	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,373	2,497	876	229	100.0%
Conyers, Georgia	08/28/14	32,530	2014	4/30/29	499,668	31,187	22,857	8,330	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	8,229	5,691	2,538	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	4,106	2,986	1,120	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,608	3,226	1,382	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,713	3,297	1,416	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,304	2,928	1,376	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,500	3,856	1,644	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,833	3,428	1,405	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,327	4,601	1,726	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,243	3,853	1,390	365	100.0%
Abingdon, VA	12/18/12	4,687	2006	6/30/81	15,371	4,642	3,094	1,548	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,457	4,822	1,635	536	100.0%
North Dartsmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	25,960	19,170	6,790	2,142	100.0%
Vineland, NJ	09/21/12	22,506	2003	7/31/57	115,368	19,706	13,929	5,777	1,609	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	17,573	12,421	5,152	1,445	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	17,271	12,208	5,063	1,344	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	15,289	10,807	4,482	1,261	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,434	4,751	1,683	608	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,075	825	250	97	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,137	797	340	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	916	716	200	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,666	3,438	1,228	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	7,025	5,329	1,696	605	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,976	5,184	1,792	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	6,234	4,636	1,598	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	13,006	11,161	1,845	1,065	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,597	2,748	849	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,448	3,090	1,358	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	5,005	3,474	1,531	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,789	3,264	1,525	416	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,213	2,928	1,285	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,168	2,898	1,270	362	100.0%
Total Net Lease		564,990			3,972,788	545,416	359,284	186,132	38,104
Other
Carmel, NY	10/14/15	6,700	1985	1/31/39	50,121	6,763	—	6,763	611	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	9,482	6,682	2,800	1,100	100.0%
Grand Rapids, MI	06/18/15	9,300	1963	6/30/24	97,167	9,527	7,253	2,274	809	97.0%	(5)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	6,120	4,937	1,183	528	97.0%	(5)
St. Paul, MN	09/22/14	62,340	1900	10/1/21	760,318	57,278	49,228	8,050	24,032	97.0%	(5)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	18,432	15,810	2,622	4,783	77.5%	(5)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	99,270	89,424	9,846	24,791	77.5%	(5)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,478	12,045	(567)	10,196	90.0%	(5)
Total Other		250,595			2,554,814	218,350	185,379	32,971	66,850
Condominium
Miami, FL	11/21/13	80,000	2010		165,717	37,256	—	37,256	7,032	100.0%	(6)
Las Vegas, NV	12/20/12	119,000	2006		119,775	33,757	—	33,757	3,952	98.8%	(5)(7)
Total Condominium		199,000			285,492	71,013	—	71,013	10,984
Total		$1,014,585			6,813,094	$834,779	$544,663	$290,116	$115,938

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms are longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ended December 31, 2015. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	See Note 12 for further information regarding noncontrolling interests.

(6)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(7)
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

Class A Common Stock

The following table sets forth the quarterly high, low and closing price per share of Class A common stock, reported on the NYSE, with respect to the periods indicated:

Period	High	Low	Close

2015
First Quarter	$20.00	$17.61	$18.51
Second Quarter	18.64	16.61	17.35
Third Quarter	17.59	14.21	14.32
Fourth Quarter	15.27	11.59	12.42

2014
February 6, 2014 through March 31, 2014	$19.77	$16.50	$18.88
Second Quarter	19.98	16.61	18.07
Third Quarter	20.13	16.78	18.90
Fourth Quarter	20.78	17.81	19.61

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the year ended December 31, 2015:

Declaration Date	Dividend per Share

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450	(1)
Total	$2.225

(1)         On November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement and our one time E&P Distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $15.5 million.

Please see Note 11 to our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for the tax treatment for our aggregate distributions per share.

Consistent with our intention to operate as a REIT, we have paid and in the future intend to declare regular quarterly distributions to our shareholders.

In order to qualify as a REIT we must annually distribute at least 90% of our taxable income. In addition, we are required to make a one-time distribution of our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015. The E&P Distribution requirement was $48.3 million or $0.90 per share. Pursuant to the terms of our Private Letter Ruling, we have paid our fourth quarter distribution in a combination of cash and stock and may pay future distributions in such a manner, although, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

On March 12, 2015, we announced that our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, which was paid on April 15, 2015, to shareholders of record as of the close of business on April 6, 2015.

On June 8, 2015, we announced that our board of directors declared a quarterly cash dividend of $0.25 per share of Class A common stock, which was paid on July 1, 2015, to shareholders of record as of the close of business on June 15, 2015.

On September 1, 2015, we announced that our board of directors declared a quarterly cash dividend of $0.275 per share of Class A common stock, which was paid on October 1, 2015, to shareholders of record as of the close of business on September 10, 2015.

On December 1, 2015, our board of directors declared a fourth quarter 2015 dividend of $1.45 per share of Class A common stock, which included the E&P Distribution. The dividend was paid in a combination of cash and stock on January 21, 2016 to shareholders of record as of the close of business on December 10, 2015.

The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2015 dividend was determined based on shareholder elections and the volume weighted average price of $11.43 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 8, 2016, the date that election forms were due. Shares of Class A common stock distributed as part of Ladder’s fourth quarter 2015 dividend shall accrue dividend and other benefits together with all other shares of Ladder’s Class A common stock.

On January 21, 2016, we paid an aggregate of $15.5 million in cash to our Class A shareholders, accrued for dividends payable on unvested restricted stock of $0.5 million and issued 5,607,762 shares of our Class A common stock, equivalent to $64.1 million, in connection with the fourth quarter 2015 dividend of $1.45 per share. In connection with the dividend, we also issued 4,468,031 shares of our Class B common stock and each of Series REIT and Series TRS of LCFH, issued 10,075,793 Series LP units corresponding to these Class A and Class B shares.

Holders

On February 29, 2016, the Company had 38 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 29, 2016 was $10.34.

Stock Repurchases

Our Board Authorization Policy, adopted by the board of directors on October 30, 2014, authorizes the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2015, the Company repurchased 84,203 shares of Class A common stock at an average of $11.81 per share for a total aggregate purchase price of $1.0 million. All repurchased shares are recorded in treasury stock at cost.

The following table presents information with respect to repurchases of common stock of the Company made during the quarter ended December 31, 2015 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2015 - October 31, 2015	—	$—	—	$—
November 1, 2015 - November 30, 2015	—	—	—	—
December 1, 2015 - December 31, 2015	84,203	11.81	84,203	49,006
Total	84,203	$11.81	84,203	$49,006

(1)         The total number of shares repurchased includes shares purchased pursuant to the plan described in footnote (2) below.
(2)         In August, 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s common stock from time to time.

During the period from January 1, 2016 through March 4, 2016, the Company repurchased 151,588 shares of Class A common stock for an aggregate price of $1.6 million or an average of $10.57 per share. As of March 4, 2016, the Company has a remaining amount available for repurchase of $47.4 million.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2015, 3,586,546 Series REIT LP Units and 3,586,546 Series TRS LP Units were collectively exchanged for 3,586,546 shares of Class A common stock and 3,586,546 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2015, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	601,186	$18.84	2,372,940
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	601,186	$18.84	2,372,940

The Company currently has stock option and restricted stock awards to directors and employees outstanding under its 2014 Omnibus Incentive Plan (the “Plan”). The Plan provides for the equitable adjustment of outstanding awards upon the occurrence of certain events, including an extraordinary dividend, in order to preserve the intrinsic value of such awards. The compensation committee of the board of directors, which holds the authority to administer and interpret the Plan, determined it was necessary and appropriate, and in the best interests of the Company and its shareholders, to equitably adjust the outstanding stock option and restricted stock awards in respect of the fourth quarter 2015 dividend and to increase the number of shares available under the Plan to reflect the equitable adjustment of the stock options and restricted stock. Such equitable adjustment occurred on January 21, 2016 and is not reflected in the table above.

Performance Graph

Our common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period February 6, 2014 through December 31, 2015 to the Wells Fargo Commercial Mortgage REIT Index (“Commercial Mortgage REIT Index”) and the Standard & Poor’s Index (“S&P 500”). The closing price of the Company’s Class A common stock on February 6, 2014 (on which the graph is based) was $16.99. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Returns

+ 25%
+ 20%
+ 15%
+ 10%
+ 5%
+ 0%
(5%)
(10%)
(15%)
(20%)
(25%)
02/06/2014
04/10/2014
06/12/2014
08/14/2014
10/16/2014
12/18/2014
02/19/2015
04/23/2015
06/25/2015
08/27/2015
10/29/2015
12/31/2015
LADR
Commercial Mortgage REIT Index
S&P 500 Index

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

The following table sets forth selected financial data on a combined consolidated basis for the Company. The combined consolidated selected operating and balance sheet data of the Company as of December 31, 2015, 2014, 2013, 2012 and 2011, and for the years then ended have been derived from the Company’s financial statements for the respective periods. ($ in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011

Operating Data:
Interest income	$241,539	$187,325	$121,578	$136,198	$133,298
Interest expense	113,303	77,574	48,745	36,440	35,836
Net interest income	128,236	109,751	72,833	99,758	97,462
Provision for loan losses	(600)	(600)	(600)	(449)	—
Net interest income after provision for loan losses	127,636	109,151	72,233	99,309	97,462
Total other income	201,221	189,166	241,705	148,994	12,350
Total costs and expenses	168,166	174,086	121,475	76,265	36,570
Income before taxes	160,691	124,231	192,463	172,038	73,242
Tax expense	14,557	26,605	3,730	2,584	1,510
Net income	146,134	97,626	188,733	169,454	71,732
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,568)	370	1,098	49	(16)
Net income of combined Class A Common shareholders and predecessor unit holders	$144,566	$97,996	$189,831	$169,503	$71,716
Net (income) loss attributed to predecessor unit holders	—	12,628
Net (income) loss attributed to noncontrolling interest in operating partnership	(70,745)	(66,437)
Net income attributed to Class A common shareholders	$73,821	$44,187

Earnings per share:
Basic	$1.43	$0.90
Diluted	$1.42	$0.86
Weighted average shares outstanding:
Basic	51,702,188	49,296,417
Diluted	51,870,808	97,583,310

Dividends per share of Class A common stock	$2.225

	Year Ended December 31,
	2015	2014	2013	2012	2011

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$40,588	$208,672	$475,082	$(116,007)	$340,302
Investing activities	(29,847)	(2,369,464)	(1,081,868)	288,106	(330,377)
Financing activities	22,000	2,158,268	640,349	(211,272)	(12,564)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$108,959	$76,218	$78,742	$45,179	$84,351
Mortgage loan receivables	2,310,409	1,939,008	979,568	949,651	514,038
Real estate securities	2,407,217	2,815,566	1,657,246	1,125,562	1,945,070
Real estate and related lease intangibles, net	834,779	768,986	624,219	380,022	28,835
Total assets	5,895,212	5,814,235	3,482,216	2,620,351	2,654,389
Total debt outstanding	4,274,723	4,182,954	2,208,041	1,478,913	1,615,641
Total liabilities	4,403,804	4,309,028	2,296,983	1,522,081	1,665,326
Total shareholders’ equity (partners’ capital)	828,215	785,432	1,176,397	1,097,688	988,937
Total noncontrolling interest in operating partnership	657,380	711,674	—	—	—
Total noncontrolling interest in consolidated joint ventures	5,813	8,101	8,837	582	125
Total equity (capital)	1,491,408	1,505,207	1,185,234	1,098,270	989,062

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

The following historical results of operations for the year ended December 31, 2014 consists of LCFH’s operations for the period January 1, 2014 to February 10, 2014 and the Company’s operations for the period February 11, 2014 to December 31, 2014.  Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to December 31, 2015.

Overview

We are a leading commercial real estate finance company structured as an internally-managed REIT. We conduct our business through three commercial real estate-related business lines: loans, securities, and real estate investments. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $15.3 billion of commercial real estate loans from our inception through December 31, 2015. During this timeframe, we also acquired $8.6 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.3 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2015, we originated $11.8 billion of conduit loans, $11.3 billion of which were sold into 37 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2015, we had $5.9 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.3 billion of loans, $2.4 billion of securities, and $834.8 million of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2015, we had $4.3 billion of debt financing outstanding. This financing comprised $1.9 billion of financing from the Federal Home Loan Bank (the “FHLB”), $866.0 million committed secured term repurchase agreement financing, $394.7 million of other securities financing, $544.7 million of third-party, non-recourse mortgage debt, $319.6 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $300.0 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes,” and collectively with the 2017 Notes, the “Notes”). There were no borrowings outstanding under our Credit Agreement and our Revolving Credit Facility. In addition, as of December 31, 2015, we had $1.4 billion of committed, undrawn funding capacity available, consisting of $50.0 million of availability under our $50.0 million Credit Facility, $380.4 million of undrawn committed FHLB financing and $919.0 million of other undrawn committed financings. As of December 31, 2015, our debt-to-equity ratio was 2.9:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008. As of December 31, 2015, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 73 full-time industry professionals, including by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We are led by a disciplined and highly aligned management team. As of December 31, 2015, our management team and directors held interests in our Company comprising 11.2% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Strategy Officer and General Counsel; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

FHLB Financing

On January 20, 2016, the Federal Housing Finance Agency (the “FHFA’’), regulator of the FHLB, published a final rule in the Federal Register amending its regulation regarding the eligibility of captive insurance companies for FHLB membership. The final rule was effective February 19, 2016.
According to the final rule, Ladder’s captive insurance company subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”), may remain a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with two exceptions:

1)	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021, and

2)	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed forty percent of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 43.4% of the Company’s outstanding debt obligations as of December 31, 2015. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
The Transition Period allows time for events to occur that may impact Tuebor’s long-term membership in the FHLB, including further regulatory changes, the enactment of legislation, or the filing of litigation challenging the validity of the final rule. During this period, a combination of these external events and/or Tuebor’s own actions could result in the emergence of feasible alternative approaches for it to retain its FHLB membership.
There is no assurance that the FHFA or the FHLB may not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.
Stock Dividend and Distribution of Accumulated Earnings and Profits

On January 21, 2016, we paid an aggregate of $15.5 million in cash to our Class A shareholders, accrued for dividends payable on unvested restricted stock of $0.5 million and issued 5,607,762 shares of our Class A common stock, equivalent to $64.1 million, in connection with the fourth quarter 2015 dividend of $1.45 per share. The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2015 dividend was determined based on shareholder elections and the volume weighted average price of $11.43 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 8, 2016, the date that election forms were due. In connection with the dividend, we also issued 4,468,031 shares of our Class B common stock and each of Series REIT and Series TRS of LCFH, issued 10,075,793 Series LP units corresponding to these Class A and Class B shares. We believe that the total value of our 2015 dividends was sufficient to fully distribute our 2015 taxable income and our accumulated earnings and profits.

Borrowings under Credit Agreement

On January 24, 2016, the Company executed an amendment and extension of its credit agreement with one of its multiple committed financing counterparties, extending the maximum term of the credit agreement to April 24, 2016.

Senior Unsecured Notes

During the period from January 1, 2016 through March 4, 2016, the Company retired $20.6 million of principal of the 2017 Notes for a repurchase price of $20.2 million recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $298.9 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

During the period from January 1, 2016 through March 4, 2016, the Company retired $21.7 million of principal of the 2021 Notes for a repurchase price of $17.9 million recognizing a $3.5 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt. The remaining $278.3 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

Revolving Credit Facility

On February 26, 2016, the Company executed an amendment of its revolving credit facility, providing for, among other things, increasing the maximum funding capacity of the facility to $143.0 million.

Stock Repurchases

During the period from January 1, 2016 through March 4, 2016, the Company repurchased 151,588 shares of Class A common stock for an aggregate price of $1.6 million or an average of $10.57 per share. As of March 4, 2016, the Company has a remaining amount available for repurchase of $47.4 million.

Our Businesses

We invest primarily in loans, securities and other interests in primarily U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following table summarizes the value of our investment portfolio as reported in our combined consolidated financial statements as of the dates indicated below ($ in thousands):

	December 31, 2015		December 31, 2014
Loans
Conduit first mortgage loans	$571,764	9.7%	$417,955	7.2%
Balance sheet first mortgage loans	1,453,120	24.6%	1,358,985	23.4%
Other commercial real estate-related loans	285,525	4.8%	162,068	2.8%
Total loans	2,310,409	39.1%	1,939,008	33.4%
Securities
CMBS investments	2,335,930	39.7%	2,683,745	46.2%
U.S. Agency Securities investments	71,287	1.2%	131,821	2.3%
Total securities	2,407,217	40.9%	2,815,566	48.5%
Real Estate
Real estate and related lease intangibles, net	834,779	14.2%	768,986	13.2%
Total real estate	834,779	14.2%	768,986	13.2%
Other Investments
Investments in unconsolidated joint ventures	33,797	0.6%	6,041	0.1%
FHLB stock	77,915	1.3%	72,340	1.2%
Total other investments	111,712	1.9%	78,381	1.3%
Total investments	5,664,117	96.1%	5,601,941	96.4%
Cash, cash equivalents and cash collateral held by broker	139,770	2.4%	118,656	2.0%
Other assets	91,325	1.5%	93,638	1.6%
Total assets	$5,895,212	100.0%	$5,814,235	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through December 31, 2015, we have originated and funded $11.8 billion of conduit first mortgage loans and securitized $11.3 billion of such mortgage loans in 37 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, ten securitizations in 2014 and ten securitizations in 2015. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the years ended December 31, 2015, 2014 and 2013, conduit first mortgage loans remained on our balance sheet for a weighted average of 60, 45 and 67 days prior to securitization, respectively. As of December 31, 2015, we held 35 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $571.8 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 59.4% at December 31, 2015. The Company holds these conduit loans in its TRS.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2015, we held a portfolio of 67 balance sheet first mortgage loans with an aggregate book value of $1.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.6% at December 31, 2015.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2015, we held a portfolio of 40 other commercial real estate-related loans with an aggregate book value of $285.5 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.7% at December 31, 2015.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2015 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of December 31, 2015, the estimated fair value of our portfolio of CMBS investments totaled $2.3 billion in 167 CUSIPs ($14.0 million average investment per CUSIP). As of that date, 98.5% of our CMBS investments were rated investment grade by Standard & Poor’s, Moody’s or Fitch, consisting of 87% AAA/Aaa-rated securities and 11.5% of other investment grade-rated securities, including 9% rated AA/Aa, 0.9% rated A/A and 1.6% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2015, our CMBS investments had a weighted average duration of 3.2 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2015, by property count and market value, respectively, 48.8% and 68.5% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 MSAs in the United States, with 3.5% and 29.6% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.3% to 7.8% by property count and 0.2% to 11% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as Ginnie Mae, or by a GSE, such as Fannie Mae or Freddie Mac. In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2015, the estimated fair value of our portfolio of U.S. Agency Securities was $71.3 million in 33 CUSIPs ($2.2 million average investment per CUSIP), with a weighted average duration of 6.9 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2015, by market value 17.6% and 64.5% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 44.8% and California represented 32.8% of such collateral, with no other state’s concentration greater than 10.0%. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2015 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of December 31, 2015, we owned 98 single tenant net leased properties with an aggregate book value of $545.4 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2015, our net leased properties comprised a total of 4.0 million square feet and had a 100% occupancy rate, an average age since construction of 8.4 years and a weighted average remaining lease term of 16.1 years.

In addition, as of December 31, 2015, we owned 29 other properties with an aggregate book value of $218.4 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $99.3 million, a portfolio of four office buildings in St. Paul, MN with a book value of $57.3 million, a portfolio of seven office buildings in Richmond, VA with a book value of $18.4 million, a 13-story office building in Oakland County, MI with a book value of $11.5 million, a two-story office building in Grand Rapids, MI with a book value of $9.5 million and a warehouse in Grand Rapids, MI with a book value of $6.1 million. We also own a two-story office building in Wayne, NJ with a book value of $9.5 million and a shopping center in Carmel, NY with a book value of $6.8 million.

For further details regarding our portfolio of commercial real estate properties, including state of operation, see “Properties.”

Residential Real Estate.  We sold 88 condominium units at Veer Towers in Las Vegas, NV, during the year ended December 31, 2015, generating aggregate gains on sale of $16.5 million. We intend to sell the remaining units over time. As of December 31, 2015, we owned 132 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $33.8 million through a joint venture. As of December 31, 2015, seven condominium units were under contract for sale with a book value of $1.9 million. As of December 31, 2015, the remaining condominium units we hold were 42.1% rented and occupied. During the year ended December 31, 2015, the Company recorded $2.0 million of rental income from the condominium units.

We sold 99 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2015, generating aggregate gains on sale of $7.0 million. We intend to sell the remaining units over time. As of December 31, 2015, we owned 153 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $37.3 million. As of December 31, 2015, 14 condominium units were under contract for sale with a book value of $3.2 million. As of December 31, 2015, the remaining condominium units we hold were 78.6% rented and occupied. During the year ended December 31, 2015, the Company recorded $3.5 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established LCRIP I, an institutional partnership, with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. As of December 31, 2015, the book value of our investment in LCRIP I was $48,771.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake LLC. As of December 31, 2015, Grace Lake LLC owned an office building campus with a carrying value of $65.2 million, which is net of accumulated depreciation of $16.1 million, that is financed by $73.6 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2015, the book value of our investment in Grace Lake LLC was $2.9 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue, with an operating partner to invest in a condominium development located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2015, the book value of our investment in 24 Second Avenue was $30.9 million.

FHLB Stock. Tuebor is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five (5) years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.5 billion at December 31, 2015, a $50.0 million Credit Agreement, a $75.0 million Revolving Credit Facility and through our FHLB membership. As of December 31, 2015, there was $704.1 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2015, we had total outstanding balances of $556.6 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of December 31, 2015, we had outstanding balances of $544.7 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.9 billion of borrowings from the FHLB outstanding at December 31, 2015.  As of December 31, 2015, we also had a $50.0 million Credit Agreement, with no borrowings outstanding, a $75.0 million Revolving Credit Facility, with no borrowings outstanding, and $619.6 million of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources” and Note 7, Debt Obligations in our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2015, our debt-to-equity ratio was 2.9:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by stable property values, large volumes of maturing loans and a low interest rate environment. According to Trepp, more than $1.7 trillion of commercial real estate debt is scheduled to mature over the next four years. Offsetting these positive factors, certain areas of the CMBS markets saw rapid spread widening versus Treasury swaps in the third and fourth quarters of 2015, and new Dodd-Frank regulations are set to go into effect in December of 2016, which may have unpredictable effects on pricing conditions for lower-rated and unrated CMBS.

For the year ended December 31, 2015, new CMBS issuance totaled $101.0 billion, a 7.4% increase over the same period in 2014. For the year ended December 31, 2014, new CMBS issuance totaled $94.1 billion, a 9.2% increase over the same period in 2013. For the year ended December 31, 2013, new CMBS issuance totaled $86.1 billion. We believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

Investment overview

Investment activity in the year ended December 31, 2015 focused on loan originations and securities activity. We originated and funded $3.6 billion in principal value of commercial mortgage loans in the year ended December 31, 2015. We acquired $725.9 million of new securities, which was offset by $845.7 million of sales and $186.9 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $408.3 million. We also invested $219.5 million in real estate and received proceeds from the sale of real estate of $172.1 million.

Investment activity in the year ended December 31, 2014 focused on loan originations and securities investments. We originated and funded $4.5 billion in principal value of commercial mortgage loans in the year ended December 31, 2014. We acquired $2.2 billion of new securities, which was offset by $768.6 million of sales and $186.3 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $1.2 billion. We also invested $254.5 million in real estate and received proceeds from the sale of real estate of $123.4 million.

Operating overview

Net income attributable to Class A common shareholders totaled $73.8 million for the year ended December 31, 2015, compared to $44.2 million for the year ended December 31, 2014. The most significant drivers of the $29.6 million increase are as follows:

•
a decrease in income tax expense (benefit) of $12.0 million. Our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to U.S. federal and state income taxes on its share of the income of the operating partnership. The Company’s election to be taxed as a REIT was effective as of January 1, 2015 and we expect to only pay taxes on the portion of our income earned in our taxable REIT subsidiary and some state and local taxes.

•
a decrease in total costs and expenses of $5.9 million compared to the prior year, primarily as a result of reduced incentive compensation expense due to reduced total net interest income after provision for loan losses and total other income (“Net Revenues”) and loan/investment production, partially offset by higher depreciation and amortization expense associated with 2015 real estate acquisitions and the full year impact of 2014 real estate acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a definition of Net Revenues and a reconciliation to total net interest income after provision for loan losses and total other income;

•
an increase in net interest income of $18.5 million, primarily as a result of higher average balance sheet first mortgage loan and other commercial real estate-related loan receivable and securities balances partially offset by higher interest expense as a result of higher outstanding financing obligations as well as the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total other income of $12.1 million, primarily as a result of a $55.9 million increase in net results from derivative transactions, a $23.9 million increase in operating lease income, a $10.6 million increase in profits on sale of real estate, net, partially offset by a decrease of $74.2 million in profits on sales of loans, a decrease of $3.3 million in unrealized gain (loss) on Agency interest-only securities and a decrease of $3.0 million in realized gains on securities;

Core Earnings, a non-GAAP measure, totaled $191.5 million for the year ended December 31, 2015, compared to $219.3 million for the year ended December 31, 2014. The significant components of the $27.8 million decrease in Core Earnings are an increase in net interest income of $18.5 million, an increase in operating lease income of $23.8 million and the decrease in total costs and expenses discussed in the preceding paragraph more than offset by a decrease in profits on sales of loans, net of $74.8 million and a decrease in net results from derivative transactions of $5.7 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $241.5 million for the year ended December 31, 2015, compared to $187.3 million for the year ended December 31, 2014. The $54.2 million increase in interest income was primarily attributable to an increase in our average investment balances in our loan and our securities portfolios. For the year ended December 31, 2015, securities investments averaged $2.5 billion and loan investments averaged $2.2 billion. For the year ended December 31, 2014, securities investments averaged $2.0 billion and loan investments averaged $1.5 billion. The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to December 31, 2014 versus the interest spreads prevailing prior to that date.

Interest expense totaled $113.3 million for the year ended December 31, 2015, compared to $77.6 million for the year ended December 31, 2014. The $35.7 million increase in interest expense was primarily attributable to the increase in average debt balance that is required to finance the expanded book of investment assets. For the year ended December 31, 2015, our debt balances averaged $4.3 billion versus an average debt balance of $2.8 billion for the year ended December 31, 2014. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net continued to increase during 2015 and our mortgage loan financing secured by such investments also similarly increased. Our interest expense related to mortgage loan financing increased by $8.4 million from $16.7 million for the year ended December 31, 2014 to $25.1 million for the year ended December 31, 2015, primarily as a result of our increase in average outstanding mortgage loan financing of $521.8 million for the year ended December 31, 2015 compared to $347.0 million for the year ended December 31, 2014 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $127.6 million for the year ended December 31, 2015, compared to $109.2 million for the year ended December 31, 2014. The $18.4 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2015 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $140.1 million for the year ended December 31, 2015, compared to $95.6 million for the year ended December 31, 2014. The $44.5 million increase in cost of funds was primarily attributable to the increase in the average debt balance. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of December 31, 2015, the weighted average yield on our mortgage loan receivables was 6.8%, compared to 6.7% as of December 31, 2014 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of December 31, 2015, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.4%, compared to 2.1% as of December 31, 2014. The increase in the rate on borrowings against our mortgage loan receivables was primarily due to the utilization of a higher proportion of higher-cost loan repurchase facilities as of December 31, 2015 versus December 31, 2014. As of December 31, 2015, we had outstanding borrowings secured by our mortgage loan receivables equal to 46.3% of the carrying value of our mortgage loan receivables, compared to 41.8% as of December 31, 2014.

As of December 31, 2015, the weighted average yield on our real estate securities was 2.8%, compared to 3.0% as of December 31, 2014 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of December 31, 2015, the weighted average interest rate on borrowings against our real estate securities was 1.0%, compared to 0.9% as of December 31, 2014. The increase in the rate on borrowings against our real estate securities from December 31, 2014 to December 31, 2015 was primarily due to higher prevailing market borrowing costs. As of December 31, 2015, we had outstanding borrowings secured by our real estate securities equal to 85.0% of the carrying value of our real estate securities, compared to 81.3% as of December 31, 2014.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2015 and 2014, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of December 31, 2015, we had outstanding borrowings secured by our real estate equal to 65.5% of the carrying value of our real estate, compared to 59.1% as of December 31, 2014.

Provision for loan losses

We had a $0.6 million provision for loan losses for the years ended December 31, 2015 and 2014. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the years ended December 31, 2015 and 2014.

Operating lease income and tenant recoveries

Operating lease income totaled $80.5 million for the year ended December 31, 2015, compared to $56.6 million for the year ended December 31, 2014. The increase of $23.9 million was attributable to acquisitions, which increased real estate to $834.8 million at December 31, 2015 versus $769.0 million at December 31, 2014, as well as a full period of operations of properties acquired in 2014.

Tenant recoveries totaled $9.9 million for the year ended December 31, 2015, compared to $9.2 million for the year ended December 31, 2014. The increase of $0.7 million reflects the acquisitions of office properties in 2015. It also reflects additional recoveries on properties acquired in 2015 and a full period of recoveries on properties acquired in 2014.

Sale of loans, net

Income from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $71.1 million for the year ended December 31, 2015, compared to $145.3 million for the year ended December 31, 2014, a decrease of $74.2 million. In the year ended December 31, 2015, we participated in ten separate securitization transactions, selling 210 loans with an aggregate outstanding principal balance of $2.6 billion. In the year ended December 31, 2014, we participated in ten securitization transactions, selling 165 loans with an aggregate outstanding principal balance of $3.5 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $64.6 million for the year ended December 31, 2015 compared to $125.1 million for the year ended December 31, 2014 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net of hedging, a non-GAAP measure, represents the portion of income from sale of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sales of securitized loans, net of hedging and a reconciliation to income from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $24.0 million for the year ended December 31, 2015, compared to $27.0 million for the year ended December 31, 2014, a decrease of $3.0 million. For the year ended December 31, 2015, we sold $845.6 million of securities, comprised of $829.4 million of CMBS and $16.2 million U.S. Agency Securities. For the year ended December 31, 2014, we sold $768.6 million of securities, comprised of $692.3 million of CMBS and $76.3 million of U.S. Agency Securities. The increase in sales of securities reflects higher transaction volume offset by lower profit margins in 2015 as compared to 2014.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $1.2 million for the year ended December 31, 2015, compared to a gain of $2.1 million for the year ended December 31, 2014. The negative change of $3.3 million in unrealized gain (loss) on Agency interest-only securities was due to an increase in interest rates and amortization and sales of the portfolio during the year ended December 31, 2015.

Income from sales of real estate, net

For the year ended December 31, 2015, income from sales of real estate, net totaled $40.4 million compared to $29.8 million for the year ended December 31, 2014. The increase of $10.6 million was a result of the commercial real estate and residential condominium sales discussed below.

During the year ended December 31, 2015, we sold four single-tenant retail properties resulting in a net gain on sale of $2.6 million and one office building in Minneapolis, MN, resulting in a net gain on sale of $13.1 million. During the year ended December 31, 2014, we sold five single-tenant retail properties resulting in a net gain on sale of $4.9 million and one office building in Richmond, VA, resulting in a net gain on sale of $1.1 million.

During the year ended December 31, 2015, income from sales of residential condominiums totaled $23.5 million. We sold 88 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $16.5 million, and 99 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $7.0 million. During the year ended December 31, 2014, income from sales of residential condominiums totaled $23.7 million. We sold 113 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $19.1 million, and 72 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $4.7 million.

Other income

Fee and other income totaled $15.2 million for the year ended December 31, 2015, compared to $11.7 million for the year ended December 31, 2014. We generated fee income from the management of our institutional partnership and our managed account, both of which were terminated during 2015, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $3.5 million increase in fee and other income year-over-year was primarily due to an increase in dividends from our investment in FHLB stock, an increase in fee income on our loan portfolio and a gain on the disposition of a loan through foreclosure of real estate.

During the year ended December 31, 2014, we sold real estate in conjunction with an assignment of the related mortgage loan financing that had an unrecognized premium as of the date of sale and recognized a gain of $0.4 million. This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $38.9 million for the year ended December 31, 2015, which was comprised of an unrealized gain of $10.2 million and a realized loss of $49.1 million, compared to a loss of $94.8 million which was comprised of an unrealized loss of $14.4 million and a realized loss of $80.4 million, for the year ended December 31, 2014, a positive change of $55.9 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2015 was primarily related to volatility in interest rates during the year ended December 31, 2015. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.4 million for the year ended December 31, 2015, compared to $2.0 million for the year ended December 31, 2014. Earnings from our investment in LCRIP I totaled $0.1 million for the year ended December 31, 2015, compared to $1.1 million for the year ended December 31, 2014. The decrease of $1.0 million reflects a decrease in the number of loans held by LCRIP I in 2015 compared to 2014. LCRIP I held no loans as of December 31, 2015 as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. Earnings from our investment in Grace Lake JV totaled $0.8 million for the year ended December 31, 2015, compared to $0.9 million for the year ended December 31, 2014. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.6) million for the year ended December 31, 2015, compared to none for the year ended December 31, 2014. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.6 million in upfront development costs.

Salaries and employee benefits

Salaries and employee benefits totaled $61.6 million for the year ended December 31, 2015, compared to $82.1 million for the year ended December 31, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $20.5 million in compensation expense was attributable to the decrease in incentive compensation expense in the year ended December 31, 2015 compared the year ended December 31, 2014 due to reduced actual Net Revenues and loan/investment production in the year ended December 31, 2015.

Operating expenses

Operating expenses totaled $25.1 million for the year ended December 31, 2015, compared to $25.4 million for the year ended December 31, 2014. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. Operating expenses remained relatively flat year-over-year as a result of increased investments in loans, securities and real estate, offset by a decrease in non-recurring REIT transaction costs and cost cutting initiatives.

Real estate operating expenses

Real estate operating expenses totaled $35.9 million for the year ended December 31, 2015, compared to $32.7 million for the year ended December 31, 2014. The increase of $3.2 million in real estate operating expense was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

Real estate acquisition costs

Real estate acquisition costs totaled $2.0 million for the year ended December 31, 2015, compared to $2.4 million for the year ended December 31, 2014. The decrease of $0.4 million in real estate acquisition costs was due to the decrease in acquisitions of other commercial properties from 32.3% of total real estate acquisitions for the year ended December 31, 2014, compared to 14.6% of total real estate acquisitions for the year ended December 31, 2015. Other commercial properties generally have higher acquisition costs than net lease properties.

Fee expense

Fee expense totaled $4.5 million for the year ended December 31, 2015, compared to $3.0 million for the year ended December 31, 2014. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.5 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at December 31, 2015, as compared to at December 31, 2014.

Depreciation and amortization

Depreciation and amortization totaled $39.1 million for the year ended December 31, 2015, compared to $28.4 million for the year ended December 31, 2014. The $10.7 million increase in depreciation and amortization is attributable to acquisitions, which increased real estate to $834.8 million at December 31, 2015 versus $769.0 million at December 31, 2014, as well as a partial period of depreciation on 2015 acquisitions and a full period of depreciation on acquisitions made in 2014.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $14.6 million for the year ended December 31, 2015, compared to $26.6 million for the year ended December 31, 2014. The decrease of $12.0 million is primarily attributable to the decrease in consolidated effective tax rate from December 31, 2014 to December 31, 2015 due to the REIT Structuring Transactions and our REIT election.

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

•
increase in income tax expense of $22.9 million - our predecessor/operating partnership is taxed as a partnership but is subject to certain state and local income taxes. Subsequent to our IPO, the Company was subject to U.S. federal and state income taxes on its share of the income of the operating partnership.

Core Earnings, a non-GAAP measure, totaled $219.3 million for the year ended December 31, 2014, compared to $200.3 million for the year ended December 31, 2013. The significant components of the $19.0 million increase in Core Earnings are the increase in net interest income of $36.9 million, discussed in the preceding paragraph, offset by a decrease in income from sales of securitized loans, net of hedging, a non-GAAP measure, of $32.9 million and the increase of total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

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

Provision for loan losses

We had a $0.6 million provision for loan losses for the year ended December 31, 2014, compared to a $0.6 million provision for loan losses for the year ended December 31, 2013. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. Since inception, we have had no events of impairment on the loans we originated. However, to ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the years ended December 31, 2014 and 2013.

Operating lease income and tenant recoveries

Operating lease income totaled $56.6 million for the year ended December 31, 2014, compared to $37.4 million for the year ended December 31, 2013. The increase of $19.3 million was attributable to acquisitions which increased real estate to $769.0 million at December 31, 2014 versus $624.2 million at December 31, 2013, as well as a full year of operations of properties which were acquired in 2013.

Tenant recoveries totaled $9.2 million for the year ended December 31, 2014, compared to $3.3 million for the year ended December 31, 2013. The increase of $5.9 million reflects the acquisitions of office and residential real estate in 2013 and 2014. It also reflects additional recoveries on properties acquired in 2014 and a full year of recoveries on properties acquired in 2013.

Sale of loans, net

Income from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $145.3 million for the year ended December 31, 2014, compared to $146.7 million for the year ended December 31, 2013, a decrease of $1.4 million. In the year ended December 31, 2014, we participated in 10 separate securitization transactions, selling 165 loans with an aggregate outstanding principal balance of $3.5 billion. In the year ended December 31, 2013, we participated in six securitization transactions, selling 139 loans with an aggregate outstanding principal balance of $2.2 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in securitization profit margin from 7.1% in 2013 to 3.6% in 2014 was due to increasing competition in the market and lower prevailing lending rates for conduit loans.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net of hedging, a non-GAAP measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sale of securitized loans, net of hedging and a reconciliation to income from sale of loans, net.

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

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $2.1 million for the year ended December 31, 2014, compared to a loss of $2.7 million for the year ended December 31, 2013. The positive change of $4.8 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio, as well as sales of Agency interest-only securities during the year ended December 31, 2014.

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

Gain on assignment of mortgage loan financing totaled $0.4 million for the year ended December 31, 2014, compared to none for the year ended December 31, 2013. During the year ended December 31, 2014, we sold real estate in conjunction with an assignment of the related mortgage loan financing that had an unrecognized premium as of the date of sale.  This unrecognized premium is recognized as gain on assignment of mortgage loan financing on the combined consolidated statements of income.

Loss on extinguishment of debt totaled $0.1 million, for the year ended December 31, 2014, compared to none for the year ended December 31, 2013. During the year ended December 31, 2014, the 2017 Notes with a principal value of $5.4 million were repurchased by the Company for $5.6 million.

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

Salaries and employee benefits

Salaries and employee benefits totaled $82.1 million for the year ended December 31, 2014, compared to $61.0 million for the year ended December 31, 2013. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. Additional compensation expense in 2014 (as compared to 2013) was attributable to additional head count and a new executive compensation plan put in place at the time of the IPO in 2014.

Operating expenses

Operating expenses totaled $25.4 million for the year ended December 31, 2014, compared to $14.9 million for the year ended December 31, 2013. Operating expenses are comprised primarily of professional fees, lease expense, and technology expenses. The increase in operating expenses is a result of increased investment activity in securities and real estate, as well as increased loan originations. It is also due to higher costs associated with operating as a public company, as well as cost incurred related to restructuring the Company for REIT related operations.

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

Real estate acquisition costs

Real estate acquisition costs totaled $2.4 million for the year ended December 31, 2014, compared to $3.6 million for the year ended December 31, 2013. The decrease of $1.2 million in real estate acquisition costs was due to the decrease in the purchase of real estate from $289.3 million in the year ended December 31, 2013 to $254.5 million in the year ended December 31, 2014.

Fee expense

Fee expense totaled $3.0 million for the year ended December 31, 2014, compared to $3.0 million for the year ended December 31, 2013. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.1 million in fee expense was primarily attributable to the greater use of FHLB borrowings, a lower cost of funding than other financing sources, for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Depreciation and amortization

Depreciation and amortization totaled $28.4 million for the year ended December 31, 2014, compared to $21.5 million for the year ended December 31, 2013. The $6.9 million increase in depreciation and amortization is attributable to acquisitions which increased real estate to $769.0 million at December 31, 2014 versus $624.2 million at December 31, 2013, as well as a partial year of depreciation on 2014 acquisitions and a full year of depreciation on acquisitions made in 2013.

Income tax expense

Income tax expense totaled $26.6 million for the year ended December 31, 2014, compared to $3.7 million for the year ended December 31, 2013. The increase of $22.9 million is primarily attributable to the IPO and Reorganization Transactions that occurred on February 11, 2014 which subjected the Company to U.S. federal, state and local income taxes (including the New York City Unincorporated Business Tax (“NYC UBT”) on the LLLP).  Prior to the IPO and Reorganization Transactions the Company was an LLLP subject to the NYC UBT only. Prospectively, such taxes are expected to be substantially reduced as a result of our REIT election to the extent of our consolidated operations are conducted through qualified REIT subsidiaries or pass through entities, assuming we maintain our REIT status and pay adequate dividends in cash or stock. Our share of operations conducted through TRSs will continue to be subject to U.S. federal and state income taxes.

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

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments, (2) the repayment of short-term and long-term borrowings and related interest, (3) the funding of our operating expenses and (4) distributions to our equity investors to comply with the REIT distribution requirements and the terms of LCFH’s LLLP Agreement. We require short-term liquidity to fund loans that we originate and hold on our combined consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment.

Our primary sources of liquidity have been (1) cash and cash equivalents, (2) cash generated from operations, (3) borrowings under repurchase agreements, (4) principal repayments on investments including mortgage loans and securities, (5) borrowings under our credit agreement, (6) borrowings under our revolving credit facility, (7) proceeds from securitizations and sales of loans, (8) proceeds from the sale of securities, (9) proceeds from the sale of real estate, (10) proceeds from the issuance of the Notes, and (11) proceeds from the issuance of equity capital. As a REIT, we will also be required to make sufficient dividend payments to our shareholders (and equivalent distributions to the Continuing LCFH Limited Partners) in amounts at least sufficient to maintain out REIT status. We have obtained the Private Letter Ruling, pursuant to which we may elect to pay a portion of our dividends in stock, subject to a cash/stock election by our shareholders, to optimize our level of capital retention.

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

Our principal debt financing sources include: (1) committed secured funding provided by banks, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long term nonrecourse mortgage financing, (4) long term senior unsecured notes in the form of corporate bonds and (5) borrowings on both a short- and long-term committed basis, made by Tuebor from the FHLB.

As of December 31, 2015, we had unrestricted cash and cash equivalents of $109.0 million, unencumbered loans of $644.4 million, unencumbered securities of $5.6 million and restricted cash of $49.8 million.

To maintain our qualification as a REIT under the Code, we must distribute our accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 and we must annually distribute at least 90% of our taxable income. Pursuant to the terms of our Private Letter Ruling we paid our fourth quarter 2015 dividend in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $404.0 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2015.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.8 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at December 31, 2015.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $109.0 million and $76.2 million at December 31, 2015 and 2014, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $40.6 million during the year ended December 31, 2015, and were a net provider of cash of $208.7 million for the year ended December 31, 2014. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2015 and 2014 are set forth in the table below ($ in thousands):

	December 31, 2015	December 31, 2014

Committed loan facilities	$704,149	$509,024
Committed securities facility	161,887	174,853
Uncommitted securities facilities	394,719	747,789
Total repurchase agreements	1,260,755	1,431,666
Borrowings under credit agreement	—	11,000
Borrowings under credit and security agreement	—	46,750
Revolving credit facility	—	25,000
Mortgage loan financing	544,663	447,409
Borrowings from the FHLB	1,856,700	1,611,000
Senior unsecured notes	612,605	610,129
Total debt obligations	$4,274,723	$4,182,954

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $75.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of December 31, 2015 and 2014. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.5 billion of credit capacity. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2015.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

December 31, 2012	793,917	776,672	868,754	793,917	776,672	868,754	—	—	—
March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

Borrowings under Credit Agreement

On January 24, 2013, we entered into a $50.0 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of December 31, 2015, there were no borrowings outstanding under this facility. There were $11.0 million of borrowings outstanding as of December 31, 2014.

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

Borrowings under Credit and Security Agreement

On October 31, 2014, we entered into a credit and security agreement with a major banking institution to finance one of our assets in the amount of $46.8 million and an interest rate of LIBOR plus 185 basis points. As of December 31, 2015 there were no borrowings outstanding as the borrowings were paid-off during the quarter ended September 30, 2015. As of December 31, 2014, there were $46.8 million of borrowings outstanding under the Company’s Credit and Security Agreement.

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

As of December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2014, there were $25.0 million of borrowings outstanding under the Revolving Credit Facility.

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the year ended December 31, 2015, we executed 51 term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 and 2025 and totaling $544.7 million at December 31, 2015 and $447.4 million at December 31, 2014. These long-term nonrecourse mortgages include net unamortized premiums of $6.1 million and $5.3 million at December 31, 2015 and 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.9 million and $0.6 million of premium amortization, which decreased interest expense, for the years ended December 31, 2015 and 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $711.1 million and $591.6 million as of December 31, 2015 and 2014, respectively.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of December 31, 2015, Tuebor had $1.9 billion of borrowings outstanding (with an additional $380.4 million of committed term financing available from the FHLB), with terms of overnight to 8 years, interest rates of 0.28% to 2.74%, and advance rates of 58.7% to 95.2% of the collateral. As of December 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $568.2 million of first mortgage commercial real estate loans. On June 26, 2015, Tuebor’s advance limit was increased to the lowest of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2014, Tuebor had $1.6 billion of borrowings outstanding (with an additional $289.0 million of committed term financing available from the FHLB), with terms of overnight to 10 years, interest rates of 0.30% to 2.74%, and advance rates of 50% to 95.2% of the collateral. As of December 31, 2014, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $451.8 million of first mortgage commercial real estate loans.

On January 20, 2016, the FHFA, regulator of the FHLB, published a final rule in the Federal Register amending its regulation regarding the eligibility of captive insurance companies for FHLB membership. The final rule was effective February 19, 2016.
Pursuant to the final rule, Tuebor may remain a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with two exceptions:

1)	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021, and

2)	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed forty percent of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $404.0 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2015.

Senior unsecured notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of the 2021 Notes. The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015.  The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of the 2017 Notes. The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012.  The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. The remaining $319.6 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis.  LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2015, Ladder Capital Corp has a 55.6% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

Stock Repurchases

Our Board Authorization Policy, adopted by the board of directors on October 30, 2014, authorizes the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2015, we have a remaining amount available for repurchase of $49.0 million, which represents 7.1% in the aggregate of our outstanding Class A common stock based on the closing price of $12.42 per share on such date.

The following table is a summary of our repurchase activity during the year ended December 31, 2015 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2014		$50,000
Additional authorizations		—
Repurchases paid	84,203	(994)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2015		$49,006

(1)         Amount excludes commissions paid associated with share repurchases.

During the period from January 1, 2016 through March 4, 2016, the Company repurchased 151,588 shares of Class A common stock for an aggregate price of $1.6 million or an average of $10.57 per share. As of March 4, 2016, the Company has a remaining amount available for repurchase of $47.4 million.

Dividends

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income and, for 2015, we must distribute our undistributed accumulated earnings and profits attributable to taxable periods prior to January 1, 2015. We have therefore paid and in the future intend to declare regular quarterly distributions to our shareholders in an amount approximating our net taxable income.

Pursuant to our Private Letter Ruling we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the year ended December 31, 2015:

Declaration Date	Dividend per Share

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450	(1)
Total	$2.225

(1)       On November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement and our one time E&P Distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $15.5 million.

Please see Note 11 to our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for the tax treatment for our aggregate distributions per share.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $754.8 million for the year ended December 31, 2015 and $215.8 million for the year ended December 31, 2014. Repayment of real estate securities provided net cash of $186.9 million for the year ended December 31, 2015 and $186.3 million for the year ended December 31, 2014. The increase in principal repayments on investments is due to the growth of our loan and securities investments year over year.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $2.5 billion for the year ended December 31, 2015 and $3.5 billion for the year ended December 31, 2014.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $845.7 million for the year ended December 31, 2015 and $768.6 million for the year ended December 31, 2014.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $98.6 million for the year ended December 31, 2015 and $123.4 million for the year ended December 31, 2014.

Proceeds from the issuance of equity

For the year ended December 31, 2015, there were no proceeds realized in connection with the issuance of equity.  There were $238.5 million proceeds realized for the issuance of equity for the year ended December 31, 2014. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2015 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$2,534,105	$332,430	$141,769	$647,761	$3,656,065
Unsecured revolving credit facility	—	—	—	—	—
Senior unsecured notes	—	319,555	—	300,000	619,555
Interest payable(1)	69,376	111,187	86,278	95,291	362,132
Other funding obligations(2)	115,242	—	—	—	115,242
Payments pursuant to tax receivable agreement	—	2,235	—	—	2,235
Operating lease obligations	1,198	2,461	2,361	1,279	7,299
Total	$2,719,921	$767,868	$230,408	$1,044,331	$4,762,528

(1)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2015 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing and our commitment to purchase GN construction loan securities as of December 31, 2015.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2015, our off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2014, our off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, routinely require adjustment.

During 2015, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a summary of accounting policies that require more significant estimates and judgments:

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of December 31, 2015 and 2014. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the combined consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition Policy, as disclosed within Note 2 to our combined consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report, for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the combined consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in real estate securities, available-for-sale, on the combined consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the combined consolidated statements of income. The Company estimates the fair value of its CMBS primarily based on pricing services and broker quotes for the same or similar securities in which it has invested. Different judgments and assumptions could result in materially different estimates of fair value.

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

The Company utilizes an internal model as its primary pricing source to develop its prices for its CMBS and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency Securities”). Different judgments and assumptions could result in materially different estimates of fair value. To confirm its own valuations, the Company requests prices for each of its CMBS and U.S. Agency Securities investments from three different sources, including third parties that provide pricing services and brokers, although since broker quotes for the same or similar securities in which Ladder has invested are non-binding, the Company does not consider them to be a primary source for valuation. The Company may also develop a price for a security based on its direct observations of market activity and other observations. Typically, at least two prices per security are obtained.

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

Real Estate

The Company generally acquires real estate assets through cash purchases. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are classified as Real estate, net or Real estate held for sale in the combined consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net, and when the Company intends to market these properties for sale in the near term, assets are classified as Real estate held for sale in the combined consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 47 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

The Company classifies most of its investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable.

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in Accounting Standard Update (“ASU”) 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), the results of operations and the related gain or loss on sale of properties that have been sold are reflected in other income or presented in discontinued operations in the combined consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year.  Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the combined consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowner’s association.

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

Allocation of Purchase Price for Acquired Real Estate

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction should be considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded on the same basis as they were carried by the company under common control. All other business combinations, including rental property, are accounted for by applying the acquisition method of accounting. The Company will immediately expense acquisition related costs and fees associated with such acquisitions.

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

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. If a tenant with a below market rent renewal does not renew, any remaining unamortized amount will be taken into income at that time. Below-market leases are included in other liabilities in the combined consolidated balance sheets and accreted to rental income over the life of the lease.

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

Capitalization of Interest

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

Interest shall be capitalized for investments accounted for by the equity method while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. The investor’s investment in the investee, not the individual assets or projects of the investee, is the qualifying asset for purposes of interest capitalization.

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

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges may result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to its Continuing LCFH Limited Partners (the “TRA Members”) of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by the TRA Members and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company would benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the future exchanges described above as a deferred tax asset in the combined consolidated statements of financial condition. The amount due to the TRA Members related to the Tax Receivable Agreement as a result of the future exchanges described above is recorded as amount due pursuant to Tax Receivable Agreement in the combined consolidated statements of financial condition.

The Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I LLC (“LC TRS I”) will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I may benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 1 and Note 15 for further discussion of the Tax Receivable Agreement.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2015, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 4% of the Company’s CMBS portfolio as of December 31, 2015, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

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

Stock Based Compensation Plan

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. The Company recognizes the compensation expense related to the time-based vesting criteria on a straight-line basis over the requisite service period. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic ASC 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This update requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 applies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company anticipates adopting this update in the quarter ending March 31, 2018 and is currently evaluating the impact on the Company’s combined consolidated financial statements.

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

In May 2015, FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification (“ASC”) to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update were effective upon issuance. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU was permitted for financial statements that have not been previously issued. Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company elected to early adopt this update in the quarter ended June 30, 2015. The adoption did not have a material impact on the Company’s combined consolidated financial statements. In August, 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company elected to early adopt this update in the quarter ended September 30, 2015. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: (i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; (ii) eliminating the presumption that the general partner should consolidate a limited partnership; (iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; (iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and (v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ending March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-4. The Company adopted this update in the quarter ended March 31, 2015, and the adoption did not have a material effect on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial statements.

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

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The Company adopted this update in the quarter ended March 31, 2015, and the adoption did not have a material effect on the Company’s combined consolidated financial statements.

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

We define Core Earnings as income before taxes adjusted to exclude: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in Agency interest-only securities; (iv) the premium (discount) on mortgage loan financing and the related amortization of premium (discount) on mortgage loan financing recorded during the period; (v) non-cash stock-based compensation; and (vi) certain one-time transactional items.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Income (loss) before taxes	$160,691	$124,231	$192,463
Net loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	(1,568)	370	1,098
Our share of real estate depreciation, amortization and gain adjustments (1)	28,704	21,997	19,067
Adjustments for unrecognized derivative results (2)	(10,213)	51,308	(18,721)
Unrealized (gain) loss on agency IO securities	1,249	(2,144)	2,665
Premium (discount) on mortgage loan financing, net of amortization	802	1,442	888
Non-cash stock-based compensation	10,277	16,738	2,881
One-time transactional adjustment (3)	1,509	5,380	—
Core Earnings	$191,451	$219,322	$200,341

(1)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments amounts presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2015	2014	2013

	Total GAAP depreciation and amortization	$39,061	$28,447	$21,515
	Less: Depreciation and amortization related to non-rental property fixed assets	(108)	(176)	(548)
	Less: Non-controlling interests’ share of consolidated depreciation and amortization	(2,830)	(2,590)	(1,622)
	Our share of real estate depreciation and amortization	$36,123	$25,681	$19,345

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(7,965)	$(3,912)	$(281)
	Less: Non-controlling interests’ share of accumulated depreciation and amortization on real estate sold	546	228	3
	Our share of accumulated depreciation and amortization on real estate sold	$(7,419)	$(3,684)	$(278)

	Our share of real estate depreciation and amortization and gain adjustments	$28,704	$21,997	$19,067

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of Core Earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

		Year Ended December 31,
		2015	2014	2013

	GAAP realized gain on sale of real estate, net	$40,386	$29,760	$13,565
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(7,965)	(3,912)	(281)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$32,421	$25,848	$13,284

(2)
The following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2015	2014	2013

	Hedging interest expense	$(26,820)	$(18,062)	$(8,243)
	Hedging realized result	(22,330)	(25,428)	17,598
	Hedging unrecognized result	10,213	(51,308)	18,720
	Net results from derivative transactions	$(38,937)	$(94,798)	$28,075

(3)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expensed and accrued for in the period incurred.

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

	Year Ended December 31,
	2015	2014	2013

Number of loans	210	165	139
Face amount of loans sold into securitizations	$2,584,939	$3,493,041	$2,231,049
Number of securitizations	10	10	6

Income from sales of securitized loans, net (1)	$71,066	$145,075	$141,683
Hedge gain/(loss) related to loans securitized (2)	(6,475)	(19,984)	16,285
Income from sales of securitized loans, net of hedging	$64,591	$125,091	$157,968

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Income from sales of loans (non-securitized), net	$—	$200	$5,025
Income from sales of securitized loans, net	71,066	145,075	141,683
Income from sales of loans, net	$71,066	$145,275	$146,708

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Hedge gain/(loss) related to lending and securities positions	$(32,462)	$(74,814)	$11,790
Hedge gain/(loss) related to loans securitized	(6,475)	(19,984)	16,285
Net results from derivative transactions	$(38,937)	$(94,798)	$28,075

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Interest expense	$(113,303)	$(77,574)	$(48,745)
Net interest expense component of hedging activities (1)	(26,820)	(18,062)	(8,243)
Cost of funds	$(140,123)	$(95,636)	$(56,988)

Interest income	$241,539	$187,325	$121,578
Cost of funds	(140,123)	(95,636)	(56,988)
Interest income, net of cost of funds	$101,416	$91,689	$64,590

		Year Ended December 31,
		2015	2014	2013

(1)	Net interest expense component of hedging activities	$(26,820)	$(18,062)	$(8,243)
	Hedging realized result	(22,330)	(25,428)	17,598
	Hedging unrecognized result	10,213	(51,308)	18,720
	Net result from derivative transactions	$(38,937)	$(94,798)	$28,075

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

	Year Ended December 31,
	2015	2014	2013

Net interest income after provision for loan losses	$127,636	$109,151	$72,233
Total other income	201,221	189,166	241,705
Net Revenues	$328,857	$298,317	$313,938

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2015 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2015, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(6,490)	$36,636
Increase by 1.00%	8,958	(35,992)

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

Credit Spread Risk

Credit spread risk is the risk that interest rate spreads between two different financial instruments will change. In general, fixed-rate commercial mortgages and CMBS are priced based on a spread to Treasury or interest rate swaps. The Company generally benefits if credit spreads narrow during the time that it holds a portfolio of mortgage loans or CMBS investments, and the Company may experience losses if credit spreads widen during the time that it holds a portfolio of mortgage loans or CMBS investments. The Company actively monitors its exposure to changes in credit spreads and the Company may enter into credit total return swaps or take positions in other credit related derivative instruments to moderate its exposure against losses associated with a widening of credit spreads.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of December 31, 2015, the Company believes it was in compliance with all covenants.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Of Ladder Capital Corp:

In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ladder Capital Corp and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 4, 2016

Ladder Capital Corp and Predecessor
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$108,959	$76,218
Cash collateral held by broker	30,811	42,438
Mortgage loan receivables held for investment, net, at amortized cost	1,738,645	1,521,053
Mortgage loan receivables held for sale	571,764	417,955
Real estate securities, available-for-sale	2,407,217	2,815,566
Real estate and related lease intangibles, net	834,779	768,986
Investments in unconsolidated joint ventures	33,797	6,041
FHLB stock	77,915	72,340
Derivative instruments	2,821	423
Due from brokers	—	4
Accrued interest receivable	22,776	24,658
Other assets	65,728	68,553
Total assets	$5,895,212	$5,814,235
Liabilities and Equity
Liabilities
Debt obligations	$4,274,723	$4,182,954
Derivative instruments	5,504	13,445
Amount payable pursuant to tax receivable agreement	1,910	862
Dividends payable	17,456	—
Accrued expenses	78,142	91,993
Other liabilities	26,069	19,774
Total liabilities	4,403,804	4,309,028
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 55,758,710 and 51,471,579 shares issued and 55,209,849 and 51,431,872 shares outstanding	55	51
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 44,055,987 and 47,647,023 shares issued and outstanding	44	—
Additional paid-in capital	776,866	725,538
Treasury stock, 548,861 shares, at cost, at December 31, 2015	(5,812)	—
Retained earnings	60,618	44,187
Accumulated other comprehensive income (loss)	(3,556)	15,656
Total shareholders’ equity	828,215	785,432
Noncontrolling interest in operating partnership	657,380	711,674
Noncontrolling interest in consolidated joint ventures	5,813	8,101
Total equity	1,491,408	1,505,207

Total liabilities and equity	$5,895,212	$5,814,235

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2015	2014	2013

Net interest income
Interest income	$241,539	$187,325	121,578
Interest expense	113,303	77,574	48,745
Net interest income	128,236	109,751	72,833
Provision for loan losses	600	600	600
Net interest income after provision for loan losses	127,636	109,151	72,233

Other income
Operating lease income	80,465	56,649	37,395
Tenant recoveries	9,907	9,183	3,271
Sale of loans, net	71,066	145,275	146,708
Realized gain (loss) on securities	24,007	26,977	4,231
Unrealized gain (loss) on Agency interest-only securities	(1,249)	2,144	(2,665)
Realized gain on sale of real estate, net	40,386	29,760	13,565
Fee and other income	15,205	11,704	7,922
Net result from derivative transactions	(38,937)	(94,798)	28,075
Earnings (loss) from investment in unconsolidated joint ventures	371	1,990	3,203
Gain on assignment of mortgage loan financing	—	432	—
Loss on extinguishment of debt	—	(150)	—
Total other income	201,221	189,166	241,705
Costs and expenses
Salaries and employee benefits	61,612	82,144	61,038
Operating expenses	25,103	25,398	14,937
Real estate operating expenses	35,886	32,670	17,404
Real estate acquisition costs	1,983	2,404	3,626
Fee expense	4,521	3,023	2,955
Depreciation and amortization	39,061	28,447	21,515
Total costs and expenses	168,166	174,086	121,475
Income (loss) before taxes	160,691	124,231	192,463
Income tax expense (benefit)	14,557	26,605	3,730
Net income	146,134	97,626	188,733
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,568)	370	1,098
Pre-IPO net income to predecessor unitholders	—	—	$189,831
Pre-IPO net loss attributable to predecessor unitholders	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(70,745)	(66,437)
Net income attributable to Class A common shareholders	$73,821	$44,187

	Year Ended December 31,
	2015	2014	2013

Earnings per share:
Basic	$1.43	$0.90
Diluted	$1.42	$0.86

Weighted average shares outstanding:
Basic	51,702,188	49,296,417
Diluted	51,870,808	97,583,310

Dividends per share of Class A common stock (Note 11):	$2.225	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$146,134	$97,626	$188,733

Other comprehensive income (loss)
Unrealized gains on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	(11,403)	43,179	(16,130)
Reclassification adjustment for (gains) included in net income (2)	(25,142)	(25,163)	(4,231)

Total other comprehensive income (loss)	(36,545)	18,016	(20,361)

Comprehensive income	109,589	115,642	168,372
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,568)	370	1,098
Comprehensive income of combined Class A common shareholders and Predecessor unit holders	$108,021	$116,012	$169,470
Comprehensive (income) attributable to predecessor unitholders	—	(4,380)
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(54,247)	(66,957)
Comprehensive income attributable to Class A common shareholders	$53,774	$44,675

(1)	Amounts are net of provision for (benefit from) $0.5 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively and none for the year ended December 31, 2013.

(2)	Amounts are net of (provision for) benefit of $(0.5) million and $(5.8) million for the years ended December 31, 2015 and 2014, respectively and none for the year ended December 31, 2013.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2014	51,432	$51	47,647	$—	$725,538	$—	$44,187	$15,656	$711,674	$8,101	$1,505,207
Contributions	—	—	—	—	—	—	—	—	—	74	74
Distributions	—	—	—	—	—	—	—	—	(68,673)	(3,930)	(72,603)
Amendment of the par value of the Class B shares from no par value per share to $0.001 per share	—	—	—	47	—	—	—	—	(47)	—	—
Equity based compensation	—	—	—	—	417	—	—	—	13,371	—	13,788
Grants of restricted stock	700	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(84)	—	—	—	—	(994)	—	—	—	—	(994)
Re-issuance of treasury stock	26	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(262)	—	(5)	—	—	(4,818)	—	—	(79)	—	(4,897)
Forfeitures	(188)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(57,390)	—	—	—	(57,390)
Exchange of noncontrolling interest for common stock	3,586	3	(3,586)	(3)	53,011	—	—	645	(53,656)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	(1,366)	—	—	—	—	—	(1,366)
Net income (loss)	—	—	—	—	—	—	73,821	—	70,745	1,568	146,134
Other comprehensive income	—	—	—	—	—	—	—	(20,046)	(16,499)	—	(36,545)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(733)	—	—	189	544	—	—
Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)

	Predecessor’s Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2012	$781,101	$272,215	$44,372	$—	—	$—	—	$—	$—	$—	$—	$—	$582	$1,098,270
Contributions	—	1,800	—	—	—	—	—	—	—	—	—	—	9,846	11,646
Distributions	(58,093)	(18,333)	(19,016)	—	—	—	—	—	—	—	—	—	(493)	(95,935)
Equity based compensation	—	2,428	453	—	—	—	—	—	—	—	—	—	—	2,881
Net income (loss)	115,349	36,670	37,812	—	—	—	—	—	—	—	—	—	(1,098)	188,733
Other comprehensive income	(12,372)	(3,933)	(4,056)	—	—	—	—	—	—	—	—	—	—	(20,361)
Balance, December 31, 2013	$825,985	$290,847	$59,565	$—	—	$—	—	$—	$—	$—	$—	$—	$8,837	$1,185,234
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,841	1,841
Distributions	—	(369)	—	—	—	—	—	—	—	—	—	(47,926)	(2,207)	(50,502)
Equity based compensation	—	290	—	—	—	—	—	—	332	—	—	13,829	—	14,451
Issuance of common stock (IPO)	—	—	—	—	16,925	16	—	—	259,021	—	—	—	—	259,037
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	—	—	—	—	—	—	(10)	—	—	—	—	(125)	—	(125)
Forfeitures	—	—	—	—	(40)	—	(6)	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(20,523)	—	—	—	—	(20,523)
Reorganization transactions	(828,577)	(291,680)	(60,441)	1,180,698	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,602)	33,673	34	—	—	468,694	—	14,874	—	—	—
Exchange of predecessor LP Units for common stock	—	—	—	(697,096)	—	—	48,537	—	—	—	—	697,096	—	—
Exchange of noncontrolling interest for common stock	—	—	—	—	874	1	(874)	—	12,502	—	324	(12,827)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	152	—	—	—	—	152
Net income (loss)	(7,471)	(2,631)	(2,526)	—	—	—	—	—	—	44,187	—	66,437	(370)	97,626
Other comprehensive income	10,063	3,543	3,402	—	—	—	—	—	—	—	488	520	—	18,016
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	5,360	—	(30)	(5,330)	—	—
Balance, December 31, 2014	$—	$—	$—	$—	51,432	$51	47,647	$—	$725,538	$44,187	$15,656	$711,674	$8,101	$1,505,207

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$146,134	$97,626	$188,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	150	—
Depreciation and amortization	39,061	28,447	21,515
Unrealized (gain) loss on derivative instruments	(10,182)	14,378	(14,014)
Unrealized (gain) loss on Agency interest-only securities	1,249	(2,144)	2,665
Provision for loan losses	600	600	600
Amortization of equity based compensation	13,788	14,451	2,881
Amortization of deferred financing costs included in interest expense	5,757	5,802	4,600
Amortization of premium on mortgage loan financing	(902)	(629)	(534)
Amortization of above- and below-market lease intangibles	(249)	652	854
Accretion/amortization of discount, premium and other fees on loans	(12,241)	(6,918)	(3,701)
Accretion/amortization of discount, premium and other fees on securities	87,906	91,306	60,321
Realized gain on sale of mortgage loan receivables held for sale	(71,066)	(145,275)	(146,708)
Realized gain on disposition of loan	(820)	—	—
Realized gain on real estate securities	(24,007)	(26,977)	(4,231)
Realized gain on sale of real estate, net	(40,386)	(29,760)	(13,565)
Realized gain on assignment of mortgage loan financing	—	(432)	—
Origination of mortgage loan receivables held for sale	(2,594,141)	(3,345,372)	(2,013,674)
Repayment of mortgage loan receivables held for sale	2,308	1,293	5,840
Proceeds from sales of mortgage loan receivables held for sale	2,509,090	3,523,689	2,345,705
Accrued interest receivable	621	(9,687)	(2,889)
Earnings on investment in unconsolidated joint ventures	(371)	(1,990)	(3,203)
Distributions from operations of investment in unconsolidated joint ventures	294	1,957	3,894
Deferred tax asset	2,900	(7,175)	—
Changes in operating assets and liabilities:
Other assets	(1,770)	(17,446)	(17,325)
Accrued expenses and other liabilities	(12,985)	22,126	57,318
Net cash provided by (used in) operating activities	40,588	208,672	475,082
Cash flows from investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	16,918	(13,864)	(10,249)
Purchase of derivative instruments	—	(7)	(20)
Purchases of real estate securities	(725,888)	(2,157,391)	(1,193,816)
Repayment of real estate securities	186,902	186,310	390,628
Proceeds from sales of real estate securities	845,648	768,590	194,287
Purchase of FHLB stock	(7,984)	(22,890)	(36,350)
Sale of FHLB stock	2,409	—	—
Origination and purchases of mortgage loan receivables held for investment	(963,023)	(1,201,968)	(486,072)

	Year Ended December 31,
	2015	2014	2013

Repayment of mortgage loan receivables held for investment	752,452	214,511	268,093
Reduction (addition) of cash collateral held by broker	(5,291)	(53)	45,719
Addition (reduction) of deposits received for loan originations	(2,368)	(91)	—
Title deposits included in other assets	5,375	(9,621)	(4,356)
Capital contributions to investment in unconsolidated joint ventures	(31,085)	—	(4,696)
Distributions of return of capital from investment in unconsolidated joint ventures	3,747	3,255	7,417
Capitalization of interest on investment in unconsolidated joint ventures	(341)	—	—
Purchases of real estate	(197,501)	(254,497)	(289,268)
Capital improvements of real estate	(8,375)	(5,192)	(115)
Proceeds from sale of real estate	98,558	123,444	36,930
Net cash provided by (used in) investing activities	(29,847)	(2,369,464)	(1,081,868)
Cash flows from financing activities:
Deferred financing costs paid	(2,330)	(9,863)	(3,191)
Proceeds from borrowings under debt obligations	16,280,023	16,885,636	9,095,845
Repayment of borrowings under debt obligations	(16,137,339)	(14,907,233)	(8,368,016)
Cash dividends paid to Class A common shareholders	(39,934)	—	—
Partners’ capital contributions	—	—	1,800
Partners’ capital distributions	—	(369)	(95,442)
Capital distributed to noncontrolling interests in operating partnership	(68,673)	(47,926)	—
Capital contributed by noncontrolling interests in consolidated joint ventures	74	1,841	9,846
Capital distributed to noncontrolling interests in consolidated joint ventures	(3,930)	(2,207)	(493)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(4,897)	(125)	—
Purchase of treasury stock	(994)	—	—
Issuance of common stock	—	259,037	—
Common stock offering costs	—	(20,523)	—
Net cash provided by (used in) financing activities	22,000	2,158,268	640,349
Net increase (decrease) in cash	32,741	(2,524)	33,563
Cash and cash equivalents at beginning of period	76,218	78,742	45,179
Cash and cash equivalents at end of period	$108,959	$76,218	$78,742

	Year Ended December 31,
	2015	2014	2013

Supplemental information:
Cash paid for interest, net of amounts capitalized	$107,362	$63,171	$45,317
Cash paid for income taxes	$7,306	$45,981	$5,392

Non-cash investing and financing activities:
Securities sold, not settled	$4	$3	$1,900
Settlement of mortgage loan receivable held for investment by real estate	$4,620	$—	$—
Like-kind exchange of real estate:
Acquisitions	$15,249	$—	$—
Dispositions	$(62,093)	$—	$—
Receivable from qualified intermediary - other assets	$6,483	$—	$—
Real estate acquired in settlement of mortgage loan receivable held for investment	$6,700	$—	$—
Net settlement of sale of real estate, subject to debt - real estate	$(11,310)	$—	$—
Net settlement of sale of real estate, subject to debt - debt obligations	$51,060	$—	$—
Exchange of capital for common stock	$—	$468,694	$—
Exchange of predecessor LP Units for common stock	$—	$697,097	$—
Exchange of noncontrolling interest for common stock	$53,659	$—	$—
Change in deferred tax asset related to change in tax receivable agreement	$(320)	$1,014	$—
Dividends declared, not paid	$17,456	$—	—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Notes to Combined Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2015, Ladder Capital Corp has a 55.6% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

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

As a result of the Company’s acquisition of LP Units of LCFH and LCFH’s election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

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

The REIT Structuring Transactions
In anticipation of the Company’s election to be subject to tax as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described elsewhere in this Annual Report on Form 10-K (“Annual Report”) (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

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

•
each outstanding LP Unit was exchanged for one Series REIT limited partnership unit (“Series REIT LP Unit”), which is entitled to receive profits and losses derived from REIT assets and liabilities, and one Series TRS limited partnership unit (“Series TRS LP Unit”), which is entitled to receive profits and losses derived from TRS assets and liabilities (Series REIT LP Units and Series TRS LP Units are collectively referred to as “Series Units”);

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
In addition, our Tax Receivable Agreement with the Continuing LCFH Limited Partners (the “TRA Members”) was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I may benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 2 and Note 15 for further discussion of the Tax Receivable Agreement.

As of March 4, 2015, the Company made the necessary TRS and check-the-box elections and presently intends to elect to be taxed as a REIT on its tax return for the year ended December 31, 2015, expected to be filed in September 2016.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company chose to “opt out” of such extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Company could remain an “emerging growth company” for up to five years from the date of the IPO, or until the earliest of (i) the last day of the first fiscal year in which its annual gross revenues exceed $1 billion; (ii) the date that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock that is held by nonaffiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; or (iii) the date on which the Company has issued more than $1 billion in nonconvertible debt during the preceding three year period.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2015 and 2014. At December 31, 2015 and 2014 and at various times during the years, balances exceeded the insured limits.

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

Restricted Cash

As of December 31, 2015 and 2014, included in other assets on the Company’s combined consolidated balance sheets are $19.0 million and $24.4 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of December 31, 2015 and 2014. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the combined consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy, as disclosed within this Note for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the combined consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in real estate securities, available-for-sale, on the combined consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the combined consolidated statements of income.

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

The Company utilizes an internal model as its primary pricing source to develop its prices for its commercial mortgage-backed securities (“CMBS”) and other commercial real estate securities guaranteed by a U.S. governmental agency or by a government sponsored entity (together, “U.S. Agency Securities”). Different judgments and assumptions could result in materially different estimates of fair value. To confirm its own valuations, the Company requests prices for each of its CMBS and U.S. Agency Securities investments from three different sources, including third parties that provide pricing services and brokers, although since broker quotes for the same or similar securities in which Ladder has invested are non-binding, the Company does not consider them to be a primary source for valuation. The Company may also develop a price for a security based on its direct observations of market activity and other observations. Typically, at least two prices per security are obtained.

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

Real Estate

The Company generally acquires real estate assets through cash purchases. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are classified as Real estate, net or Real estate held for sale in the combined consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net, and when the Company intends to market these properties for sale in the near term, assets are classified as Real estate held for sale in the combined consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 47 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

The Company classifies most of its investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable and are included in Real estate, net in the combined consolidated balance sheets.

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), the results of operations and the related gain or loss on sale of properties that have been sold are reflected in other income or presented in discontinued operations in the combined consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year.  Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the combined consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowners association.

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

Allocation of Purchase Price for Acquired Real Estate

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction should be considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded on the same basis as they were carried by the company under common control. All other business combinations, including rental property, are accounted for by applying the acquisition method of accounting. The Company will immediately expense acquisition related costs and fees associated with such acquisitions.

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

Capitalization of Interest

Capitalization of costs begins when the activities necessary to get the development project ready for its intended use begins, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences, and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. We cease cost capitalization if activities necessary for the development of the property have been suspended. Capitalized costs are allocated to the specific components of a project that are benefited.

Interest shall be capitalized for investments accounted for by the equity method while the investee has activities in progress necessary to commence its planned principal operations, provided that the investee’s activities include the use of funds to acquire qualifying assets for its operations. The investor’s investment in the investee, not the individual assets or projects of the investee, is the qualifying asset for purposes of interest capitalization.

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

Tuebor/Federal Home Loan Bank Membership

Tuebor Captive Insurance Company LLC (“Tuebor”), was licensed in Michigan and approved to operate as a captive insurance company as well as being approved to become a member of the Federal Home Loan Bank (“FHLB”), with membership finalized with the purchase of stock, in the FHLB on July 11, 2012. That approval allowed Tuebor to purchase capital stock in the FHLB, the prerequisite to obtaining financing on eligible collateral. Refer to Note 7, Debt Obligations.

Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five (5) years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. The Company records its investment in FHLB stock at its par value and the FHLB stock is expected to be repurchased by the FHLB at its par value.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $6.9 million are included in senior unsecured notes as of December 31, 2015, and unamortized debt issuance costs of $9.4 million are included in senior unsecured notes as of December 31, 2014 (previously included in other assets on the combined consolidated balance sheets). This new guidance is framed around how to account for costs related to term debt and it does not address how to present fees paid to lenders or other costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements. Refer to Note 7, Debt Obligations.

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

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2015 and 2014, none of the Company’s repurchase agreements are accounted for as linked transactions.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges may result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to the TRA Members of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by the TRA Members and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company may benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the future exchanges described above as a deferred tax asset in the combined consolidated statements of financial condition. The amount due to the TRA Members related to the Tax Receivable Agreement as a result of the future exchanges described above is recorded as amount due pursuant to Tax Receivable Agreement in the combined consolidated statements of financial condition.

The Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I may benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 1 and Note 15 for further discussion of the Tax Receivable Agreement.

Income Taxes

The Company intends to elect to be qualified and taxed as a REIT under the Code effective January 1, 2015. The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income. The Company is also subject to U.S. federal income tax (and possibly state and local taxes) to the extent it recognizes any “built-in gains” that existed as of the date of the REIT Election for the five year period following the REIT Election. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

Prior to electing REIT status, a portion of the Company’s income was subject to U.S. federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to NYC UBT. Prior to February 11, 2014, the Company’s predecessor had not been subject to U.S. federal income taxes as the predecessor entity is a Limited Liability Limited Partnership, but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”).

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its combined consolidated statements of income. For the years ended December 31, 2015 and 2014, the Company did not have any interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2015, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 4% of the Company’s CMBS portfolio as of December 31, 2015, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

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

Transfers of Financial Assets

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

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “Intercompany Loan,” and collectively, “Intercompany Loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s combined consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an Intercompany Loan to a third party securitization trust (for cash), the related mortgage note is held for the first time by a creditor external to the Company. The accounting for the securitization of an Intercompany Loan—a financial instrument that has never been recognized in our combined consolidated financial statements as an asset—is considered a financing transaction under ASC 470, Debt, and ASC 835, Interest.

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

Fee and Other Income

Fee and other income is composed of income from the management of our institutional partnership and managed accounts, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. For the year ended December 31, 2015, it also includes a gain on the disposition of a loan, that was not originated by the Company, through foreclosure of real estate. Such foreclosed loan was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price.

Fee Expense

Fee expense is composed primarily of fees related to financing arrangements, transaction related costs and management fees incurred. In addition, fees under a loan referral agreement with Meridian Capital Group LLC (“Meridian”), as disclosed in Note 16, are reflected as fee expense. The agreement provides for the payment of referral fees for loans originated pursuant to a formula based on the Company’s net profit on such referred loan, as defined in the agreement, payable annually in arrears. While the arrangement gives rise to a potential conflict of interest, full disclosure is given and the borrower waives the conflict in writing.

Stock Based Compensation Plan

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. The Company recognizes the compensation expense related to the time-based vesting criteria on a straight-line basis over the requisite service period. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

Revision

The Company had previously incorrectly included due to broker and due from broker amounts, which represent amounts related to purchases and sales of securities that had not settled as of the end of the period, as cash provided by (used in) operating activities rather than as non-cash investing activities. These transactions generally settle in three business days. Management evaluated the impact of the correction to the previously issued financial statements and concluded the effect was not material. However, for comparative purposes, the Company has revised these amounts for prior years.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic ASC 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This update requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 applies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company anticipates adopting this update in the quarter ending March 31, 2018 and is currently evaluating the impact on the Company’s combined consolidated financial statements.

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

In May 2015, FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification (“ASC”) to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update were effective upon issuance. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU was permitted for financial statements that have not been previously issued. Entities must apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company elected to early adopt this update in the quarter ended June 30, 2015. The adoption did not have a material impact on the Company’s combined consolidated financial statements. In August, 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company elected to early adopt this update in the quarter ended September 30, 2015. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: (i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; (ii) eliminating the presumption that the general partner should consolidate a limited partnership; (iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; (iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and (v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company anticipates adopting this update in the quarter ending March 31, 2017 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-14, Receivables-Trouble Debt Restructurings by Creditor (ASC Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure (“ASU 2014-14”).  The guidance in ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in ASU 2014-14 using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-4. The Company adopted this update in the quarter ended March 31, 2015, and the adoption did not have a material effect on the Company’s combined consolidated financial statements.

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates adopting this update in the quarter ending March 31, 2016 and does not expect the adoption to have a material effect on the Company’s combined consolidated financial statements.

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

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The Company adopted this update in the quarter ended March 31, 2015, and the adoption did not have a material effect on the Company’s combined consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

December 31, 2015 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,749,556	$1,742,345	7.56%	1.38
Provision for loan losses	N/A	(3,700)
Total mortgage loan receivables held for investment, at amortized cost	1,749,556	1,738,645
Mortgage loan receivables held for sale	571,638	571,764	4.56%	6.20
Total	$2,321,194	$2,310,409

(1)         December 31, 2015 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2015, $343.2 million, or 19.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.4 billion, or 80.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2015, $571.8 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	December 31, 2015		December 31, 2014
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for sale
First mortgage loans	$571,638	$571,764	$417,955	$417,955
Total mortgage loan receivables held for sale	571,638	571,764	417,955	417,955
Mortgage loan receivables held for investment, at amortized cost
First mortgage loans	1,462,228	1,456,212	1,373,476	1,361,754
Mezzanine loans	287,328	286,133	163,447	162,399
Total mortgage loan receivables held for investment, at amortized cost	1,749,556	1,742,345	1,536,923	1,524,153

Provision for loan losses	N/A	(3,700)	N/A	(3,100)
Total	$2,321,194	$2,310,409	$1,954,878	$1,939,008

For the years ended December 31, 2015, 2014 and 2013, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance, December 31, 2014	$1,521,053	$417,955
Origination of mortgage loan receivables	963,023	2,594,141
Repayment of mortgage loan receivables	(752,452)	(2,308)
Proceeds from sales of mortgage loan receivables	—	(2,509,090)
Non-cash disposition of loans	(4,620)	—
Realized gain on sale of mortgage loan receivables	—	71,066
Accretion/amortization of discount, premium and other fees	12,241	—
Loan loss provision	(600)	—
Balance, December 31, 2015	$1,738,645	$571,764

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance, December 31, 2013	$539,078	$440,490
Origination of mortgage loan receivables	1,201,968	3,345,372
Repayment of mortgage loan receivables	(214,511)	(1,293)
Proceeds from sales of mortgage loan receivables	—	(3,523,689)
Realized gain on sale of mortgage loan receivables	—	145,275
Transfer between held for investment and held for sale	(11,800)	11,800
Accretion/amortization of discount, premium and other fees	6,918	—
Loan loss provision	(600)	—
Balance, December 31, 2014	$1,521,053	$417,955

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance, December 31, 2012	$326,318	$623,333
Origination of mortgage loan receivables	486,072	2,013,674
Repayment of mortgage loan receivables	(268,093)	(5,840)
Proceeds from sales of mortgage loan receivables	—	(2,345,705)
Realized gain on sale of mortgage loan receivables	—	146,708
Transfer between held for investment and held for sale	(8,320)	8,320
Accretion/amortization of discount, premium and other fees	3,701	—
Loan loss provision	(600)	—
Balance, December 31, 2013	$539,078	$440,490

During the years ended December 31, 2015 and 2014, the transfers of financial assets via sales of loans have been treated as sales under ASC Topic 860 — Transfers and Servicing. During the year ended December 31, 2013, transfers of financial assets via sales of loans have been treated as sales by us under ASC 860 with the exception of one asset with a book value of $1.0 million in which the Company retains effective control that would preclude sales accounting. The transfer is considered to be a secured borrowing in which the asset remains on the Company’s combined consolidated balance sheets in mortgage loan receivables held for investment at amortized cost and the sale proceeds are recognized in other liabilities and held as secured borrowings.

At December 31, 2015 and 2014, there was $0.7 million and $4.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value.  The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of December 31, 2015 and 2014.

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

At December 31, 2015 there were no loans on non-accrual status. At December 31, 2014, there was one loan on non-accrual status with an amortized cost of $5.5 million and an unamortized discount of $2.6 million included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets. This loan was not originated by the Company. Instead, it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price. During the year ended December 31, 2015, the Company acquired, via foreclosure, title to real estate, which had a total fair value of $6.7 million and previously served as collateral for the mortgage loan receivable discussed above. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. A gain of $0.8 million on disposition of loan, representing the difference between the fair value of the property and the $5.9 million carrying value of the loan on the date of foreclosure, is included in fee and other income in the Company’s combined consolidated statement of income for the year ended December 31, 2015.

Provision for Loan Losses ($ in thousands)

	Year Ended December 31,
	2015	2014	2013

Provision for loan losses at beginning of period	$3,100	$2,500	$1,900
Provision for loan losses	600	600	600
Provision for loan losses at end of period	$3,700	$3,100	$2,500

4. REAL ESTATE SECURITIES

CMBS, CMBS interest-only securities, GN construction securities and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and FHLMC securities, (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2015 and 2014 ($ in thousands):

December 31, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,972,492		$1,994,928	$4,643	$(8,065)	$1,991,506	119	AAA	3.17%	2.59%	3.15
CMBS interest-only(2)	7,436,379	(3)	348,222	1,027	(4,826)	344,423	48	AAA	1.02%	3.81%	3.34
GNMA interest-only(4)	632,175	(3)	28,311	44	(2,161)	26,194	20	AA+	0.80%	4.26%	5.22
GN construction securities(2)	27,091		27,581	1,058	—	28,639	1	AA+	4.10%	3.86%	9.33
GN permanent securities(2)	16,249		16,685	164	(394)	16,455	12	AA+	4.52%	3.94%	5.43
Total	$10,084,386		$2,415,727	$6,936	$(15,446)	$2,407,217	200		1.44%	3.60%	3.29

December 31, 2014

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$2,247,565		$2,277,995	$28,453	$(1,038)	$2,305,410	145	AAA	3.31%	2.60%	4.23
CMBS interest-only(2)	7,239,503	(3)	376,085	2,973	(723)	378,335	41	AAA	1.04%	4.88%	3.45
GNMA interest-only(4)	1,400,141	(3)	67,544	1,035	(1,937)	66,642	34	AA+	0.85%	5.90%	4.50
GN construction securities(2)	27,538		28,178	503	(275)	28,406	4	AA+	3.89%	3.56%	9.42
GN permanent securities(2)	36,232		36,515	258	—	36,773	11	AA+	5.49%	4.94%	1.32
Total	$10,950,979		$2,786,317	$33,222	$(3,973)	$2,815,566	235		1.50%	4.54%	4.15

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

(2)
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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at December 31, 2015 and 2014 ($ in thousands):

December 31, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$610,526	$891,752	$489,228	$—	$1,991,506
CMBS interest-only(1)	—	344,423	—	—	344,423
GNMA interest-only(2)	6	17,159	8,549	480	26,194
GN construction securities(1)	—	386	28,253	—	28,639
GN permanent securities(1)	2,220	6,661	7,574	—	16,455
Total	$612,752	$1,260,381	$533,604	$480	$2,407,217

December 31, 2014

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$474,357	$814,702	$1,016,351	$—	$2,305,410
CMBS interest-only(1)	391	370,993	6,951	—	378,335
GNMA interest-only(2)	1,356	42,105	23,181	—	66,642
GN construction securities(1)	—	507	5,183	22,716	28,406
GN permanent securities(1)	25,915	9,334	1,524	—	36,773
Total	$502,019	$1,237,641	$1,053,190	$22,716	$2,815,566

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $1.6 million, $3.9 million and $2.5 million in unrealized losses on securities recorded as other than temporary impairments for the years ended December 31, 2015, 2014 and 2013, respectively. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	December 31, 2015	December 31, 2014

Land	$138,128	$122,458
Building	640,206	569,774
In-place leases and other intangibles	139,501	127,359
Real estate	917,835	819,591
Less: Accumulated depreciation and amortization	(83,056)	(50,605)
Real estate and related lease intangibles, net	$834,779	$768,986

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Depreciation expense (1)	$23,922	$18,034	$13,151
Amortization expense	15,031	10,238	7,816
Total real estate depreciation and amortization expense	$38,953	$28,272	$20,967

(1)
Depreciation expense on the combined consolidated statements of income also includes $0.1 million, $0.2 million and $0.5 million of depreciation on corporate fixed assets for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At December 31, 2015, gross intangible assets totaled $139.5 million with total accumulated amortization of $32.7 million, resulting in net intangible assets of $106.8 million, including $6.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2014, gross intangible assets totaled $127.4 million with total accumulated amortization of $19.9 million, resulting in net intangible assets of $107.5 million, including $7.4 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, respectively, the Company recorded an offset against operating lease income of $1.4 million, $1.3 million and $1.0 million, respectively, for favorable leases.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of December 31, 2015 ($ in thousands):

Period Ending December 31,	Amount

2016	$13,809
2017	9,695
2018	7,747
2019	7,484
2020	6,639
Thereafter	61,405
Total	$106,779

There were $5.0 million and $3.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of December 31, 2015 and 2014, respectively.

There was unencumbered real estate of $47.8 million and $85.7 million as of December 31, 2015 and 2014, respectively.

The following is a schedule of contractual future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at December 31, 2015 ($ in thousands):

Period Ending December 31,	Amount

2016	$70,415
2017	65,875
2018	63,278
2019	58,925
2020	56,136
Thereafter	493,901
Total	$808,530

Acquisitions

During the year ended December 31, 2015, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2015	Net Lease	Jacksonville, NC	$7,877	100.0%
January 2015	Net Lease	Iberia, MO	1,328	100.0%
January 2015	Net Lease	Isle, MN	1,078	100.0%
January 2015	Net Lease	Pine Island, MN	1,142	100.0%
January 2015	Net Lease	Kings Mountain, NC	21,241	100.0%
February 2015	Net Lease	Village of Menomonee Falls, WI	17,050	100.0%
February 2015	Net Lease	Rockland, MA	7,316	100.0%
February 2015	Net Lease	Crawfordsville, IA	6,000	100.0%
February 2015	Net Lease	Boardman Township, OH	5,400	100.0%
March 2015	Net Lease	Hilliard, OH	6,384	100.0%
March 2015	Net Lease	Weathersfield Township, OH	5,200	100.0%
March 2015	Net Lease	Rotterdam, NY	12,000	100.0%
March 2015	Net Lease	Wheaton, MO	970	100.0%
March 2015	Net Lease	Paynesville, MN	1,254	100.0%
March 2015	Net Lease	Loveland, CO	5,600	100.0%
March 2015	Net Lease	Battle Lake, MN	1,098	100.0%
March 2015	Net Lease	Yorktown, TX	1,207	100.0%
March 2015	Net Lease	St. Francis, MN	1,117	100.0%
May 2015	Net Lease	Red Oak, IA	1,185	100.0%
May 2015	Net Lease	Zapata, TX	1,150	100.0%
June 2015	Net Lease	Aurora, MN	952	100.0%
June 2015	Net Lease	Canyon Lake, TX	1,377	100.0%
June 2015	Net Lease	Wheeler, TX	1,075	100.0%
June 2015	Other	Grand Rapids, MI	9,300	97.0%
June 2015	Other	Grand Rapids, MI	6,300	97.0%

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

June 2015	Net Lease	Bridgeport, IL	1,186	100.0%
June 2015	Net Lease	Peoria, IL	1,226	100.0%
June 2015	Net Lease	Pleasanton, TX	1,316	100.0%
June 2015	Other	Wayne, NJ	9,700	100.0%
June 2015	Net Lease	Warren, MN	1,055	100.0%
June 2015	Net Lease	Tremont, IL	1,150	100.0%
August 2015	Net Lease	Ponce, Puerto Rico	8,900	100.0%
August 2015	Net Lease	Effingham County, IL	1,195	100.0%
August 2015	Net Lease	Lebanon, MI	1,200	100.0%
August 2015	Net Lease	Minot, ND	6,644	100.0%
August 2015	Net Lease	Floresville, TX	1,251	100.0%
August 2015	Net Lease	Kerrville, TX	1,174	97.0%
September 2015	Net Lease	De Soto, IL	1,066	97.0%
September 2015	Net Lease	Biscoe, NC	1,216	100.0%
September 2015	Net Lease	Moultrie, GA	1,305	100.0%
September 2015	Net Lease	Rose Hill, NC	1,420	100.0%
September 2015	Net Lease	Rockingham, NC	1,158	100.0%
October 2015	Net Lease	Wilmington, IL	1,309	100.0%
October 2015	Net Lease	Danville, IL	1,074	100.0%
October 2015	Net Lease	Bloomington, IL	1,193	100.0%
October 2015	Net Lease	Lincoln County , MO	1,072	100.0%
October 2015	Net Lease	Montrose, MN	1,167	100.0%
October 2015	Net Lease	Jenks, OK	12,160	100.0%
October 2015	Net Lease	Grove, OK	5,030	100.0%
October 2015	Net Lease	Farmington, IL	1,303	100.0%
October 2015	Net Lease	Bixby, OK	10,978	100.0%
October 2015	Net Lease	Rice, MN	1,200	100.0%
November 2015	Net Lease	Gordonville, MO	1,125	100.0%
December 2015	Net Lease	Malone, NY	1,466	100.0%
December 2015	Net Lease	Mercedes, TX	1,204	100.0%
December 2015	Net Lease	Albion, PA	1,525	100.0%
December 2015	Net Lease	Radford, VA	1,564	100.0%
December 2015	Net Lease	Rural Retreat, VA	1,399	100.0%
December 2015	Net Lease	Mount Vernon, AL	1,224	100.0%
Total purchases of real estate			$212,756
October 2015	Other	Carmel, NY	6,700	100.0%
Total real estate acquired via foreclosure			$6,700

Total real estate acquisitions			$219,456

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2015, as follows ($ in thousands):

Purchase Price Allocation

Land	$32,260
Building	166,556
Intangibles	20,640
Total purchase price	$219,456

During the year ended December 31, 2015, the Company acquired, via foreclosure, title to one commercial retail operating property which had a total fair value of $6.7 million and previously served as collateral for mortgage loan receivables held for investment. The acquisition was accounted for at fair value on the date of foreclosure. This loan was not originated by the Company. Instead it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price. A gain of $0.8 million on disposition of loan, representing the difference between the fair value of the property and the $5.9 million carrying value of the loan on the date of foreclosure, is included in fee and other income in the Company’s combined consolidated statement of income for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

August 2014	Net Lease	O'Fallon, IL	$8,000	100.0%
August 2014	Net Lease	El Centro, CA	4,277	100.0%
August 2014	Other	Richmond, VA	19,850	77.5%
August 2014	Net Lease	Conyers, GA	32,530	100.0%
September 2014	Other	St. Paul, MN	62,340	97.0%
October 2014	Net Lease	Bennett, CO	3,522	100.0%
October 2014	Net Lease	Memphis, TN	5,310	100.0%
November 2014	Net Lease	Ankemy, IA	16,510	100.0%
November 2014	Net Lease	Springfield, MO	11,675	100.0%
November 2014	Net Lease	Sheldon, IA	4,300	100.0%
November 2014	Net Lease	Cedar Rapids, IA	11,000	100.0%
November 2014	Net Lease	Fairfield, IA	10,695	100.0%
November 2014	Net Lease	Muscatine, IA	7,150	100.0%
November 2014	Net Lease	Owatonna, MN	9,970	100.0%
November 2014	Net Lease	Bellport, NY	18,100	100.0%
November 2014	Net Lease	Woodland Park, CO	3,969	100.0%
November 2014	Net Lease	Evansville, IN	9,000	100.0%
December 2014	Net Lease	Plattsmouth, NE	7,979	100.0%
December 2014	Net Lease	Worthington, MN	8,320	100.0%
Totals			$254,497

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2014, as follows ($ in thousands):

Purchase Price Allocation

Land	$41,908
Building	168,714
Intangibles	43,875
Total purchase price	$254,497

During the year ended December 31, 2013, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2013	Net Lease	Durant, OK	$4,991	100.0%
February 2013	Other	Southfield, MI	18,000	90.0%
June 2013	Other	Richmond, VA	134,999	77.5%
October 2013	Office	Minneapolis, MN	51,278	90.0%
November 2013	Condominium	Miami, FL	80,000	100.0%
Totals			$289,268

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2013, as follows ($ in thousands):

Purchase Price Allocation

Land	$37,579
Building	206,688
Intangibles	45,001
Total purchase price	$289,268

Sales

The Company sold the following properties during the year ended December 31, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds		Net Book Value	Realized Gain/(Loss)		Properties	Units

May 2015	Net Lease	Plattsmouth, NE	$8,440		$7,983	$457		1	—
May 2015	Net Lease	Worthington, MN	8,793		8,321	472		1	—
May 2015	Net Lease	Loveland, CO	6,249		5,600	649		1	—
Sep 2015	Net Lease	Village of Menomonee Falls, WI	17,856	(1)	16,827	1,029	(2)	1	—
Nov 2015	Other	Minneapolis, MN	62,093	(3)	49,022	13,071	(4)	1	—
Various	Condominium	Las Vegas, NV	38,779		22,310	16,469		—	88
Various	Condominium	Miami, FL	29,924		22,942	6,982		—	99
Totals			$172,134		$133,005	$39,129	(5)

(1) Includes $11.3 million of mortgage debt assumed by the buyer, which is included in non-cash transactions on the Company’s combined consolidated statement of cash flows.
(2) Excludes $0.3 million of gain on mortgage debt assumed by the buyer, which is included in realized gain on sale of real estate, net on the Company’s combined consolidated statement of cash flows.
(3) Includes $39.8 million of mortgage debt assumed by the buyer, which is included in non-cash transactions on the Company’s combined consolidated statement of cash flows.
(4) Excludes $1.1 million of gain on mortgage debt assumed by the buyer, which is included in realized gain on sale of real estate, net on the Company’s combined consolidated statement of cash flows.
(5) Excludes $0.2 million loss on sale of fixed assets, which is included in realized gain on sale of real estate, net on the Company’s combined consolidated statements of income.

The Company sold the following properties during the year ended December 31, 2014 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

May 2014	Net Lease	Tilton, NH	$8,432	$6,743	$1,689	1	—
Jun 2014	Other	Richmond, VA	16,754	15,643	1,111	1	—
Sep 2014	Net Lease	Yulee, FL	1,436	1,246	190	1	—
Sep 2014	Net Lease	Middleburg, FL	1,262	1,077	185	1	—
Sep 2014	Net Lease	Jonesboro, AR	9,413	8,016	1,397	1	—
Sep 2014	Net Lease	Mt. Juliet, TN	10,168	8,724	1,444	1	—
Various	Condominium	Las Vegas, NV	52,976	33,925	19,051	—	113
Various	Condominium	Miami, FL	23,003	18,310	4,693	—	72
Totals			$123,444	$93,684	$29,760

The Company sold the following properties during the year ended December 31, 2013 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Various	Condominium	Las Vegas, NV	$36,930	$23,365	$13,565	—	94
Totals			$36,930	$23,365	$13,565

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the years ended December 31, 2015 and 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold or classified as held for sale during the year ended December 31, 2015, for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Operating lease income	$6,449	$6,971	$2,159
Tenant recoveries	4,340	4,514	964
Depreciation and amortization	(2,150)	(3,651)	(1,782)
Income from properties sold	$8,639	$7,834	$1,341

The following table summarizes income from the properties sold or classified as held for sale during the year ended December 31, 2014, for the years ended December 31, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2014	2013

Operating lease income	$3,377	$4,781
Tenant recoveries	278	296
Depreciation and amortization	(2,212)	(1,804)
Income from properties sold	$1,443	$3,273

The following unaudited pro forma information has been prepared based upon our historical combined consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the combined consolidated financial statements and notes thereto. The unaudited pro forma combined consolidated financial information reflects the 2015 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2014 through the date of acquisition, the 2014 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2013 through the date of acquisition and the 2013 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2012 through the date of acquisition. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations ($ in thousands):

	Year Ended December 31, 2015
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$80,465	$6,411	$86,876
Net income	146,134	3,620	149,754
Net loss attributable to noncontrolling interest in consolidated joint ventures	(1,568)	—	(1,568)
Net (income) loss attributable to noncontrolling interest in operating partnership	(70,745)	(1,694)	(72,439)
Net income attributable to Class A common shareholders	73,821	1,926	75,747

The Company recorded $8.1 million in revenues from its 2015 acquisitions for the year ended December 31, 2015, which are included in operating lease income on the combined consolidated statements of income.

	Year Ended December 31, 2014
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$56,649	$34,446	$91,095
Net income	97,626	10,518	108,144
Net loss attributable to noncontrolling interest in consolidated joint ventures	370	257	627
Net (income) loss attributable to predecessor unitholders	12,628	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(66,437)	(5,163)	(71,600)
Net income attributable to Class A common shareholders	44,187	5,612	49,799

The Company recorded $7.3 million in revenues from its 2014 acquisitions for the year ended December 31, 2014, which are included in operating lease income on the combined consolidated statements of income.

	Year Ended December 31, 2013
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$37,395	$34,185	$71,580
Net income	188,733	4,881	193,614
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	1,098	(107)	991
Net (income) loss attributable to noncontrolling interest in operating partnership	189,831	95	189,926

The Company recorded $16.8 million in revenues from its 2013 acquisitions for the year ended December 31, 2013, which are included in operating lease income on the combined consolidated statements of income.

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired in 2015 as if they were incurred on January 1, 2014, the properties acquired in 2014 as if they were incurred on January 1, 2013 and the properties acquired in 2013 as if they were incurred on January 1, 2012.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2015, the Company had an aggregate investment of $33.8 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2015 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $30.9 million. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2015 and 2014 ($ in thousands):

Entity	December 31, 2015	December 31, 2014

Ladder Capital Realty Income Partnership I LP	$49	$3,898
Grace Lake JV, LLC	2,891	2,143
24 Second Avenue Holdings LLC	30,857	—
Company’s investment in unconsolidated joint ventures	$33,797	$6,041

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
Entity	2015	2014	2013

Ladder Capital Realty Income Partnership I LP	$116	$1,090	$2,568
Grace Lake JV, LLC	823	900	635
24 Second Avenue Holdings LLC	(568)	—	—
Earnings (loss) from investment in unconsolidated joint ventures	$371	$1,990	$3,203

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and Manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting, as it exerts significant influence but the unrelated limited partners have substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100.0 million. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $77.4 thousand, $0.4 million and $0.8 million, respectively, in management fees, which is reflected in fee and other income in the combined consolidated statements of income.

During the years ended December 31, 2015 and 2014, there were no sales of loans to LCRIP I. During the year ended December 31, 2013, the Company sold one loan to LCRIP I for aggregate proceeds of $17.2 million, which exceeded its carrying value by $0.1 million, and is included in sale of loans, net on the combined consolidated statements of operations. It is the Company’s policy to defer 10% of the gain on any sale of loans to LCRIP I, representing its 10% limited partnership interest, until such loans are subsequently sold by LCRIP I or repaid.

The Company is entitled to income allocations and distributions based upon its limited partnership interest of 10% and is eligible for additional distributions of up to 25% if certain return thresholds are met upon asset sale, full prepayment or other disposition. During the years ended December 31, 2015, 2014 and 2013, the return thresholds were met on certain assets that have been fully realized. The Company is obligated to provide LCRIP I 10% of any costs related to the assets held in its portfolio as of December 31, 2015.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced and the Company converted its interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake JV”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake JV. The Company accounts for its interest in Grace Lake JV using the equity method of accounting, as it has a 25% investment, compared to the 75% investment of its operating partner.

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”) with an operating partner to invest in a condominium development located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. During the year ended December 31, 2015, the Company recorded $0.6 million in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the combined consolidated statements of income. The Company capitalizes interest related to the cost of its investment as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the year ended December 31, 2015, the Company capitalized $0.3 million of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the combined consolidated balance sheets.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015	December 31, 2014

Total assets	$131,214	$118,762
Total liabilities	88,973	81,073
Partners’/members’ capital	$42,241	$37,689

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	Year Ended December 31,
	2015	2014	2013

Total revenues	$18,886	$26,059	$36,135
Total expenses	15,849	16,864	10,554
Net income (loss)	$3,037	$9,195	$25,581

7. DEBT OBLIGATIONS

The details of the Company’s debt obligations at December 31, 2015 and 2014 are as follows ($ in thousands):

December 31, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2015(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$229,533		$370,467	2.08% - 2.93%	10/30/2016	(2)	(3)	$364,978	$366,676
Committed Loan Repurchase Facility	400,000	204,262		195,738	2.44% - 4.33%	4/10/2016	(4)	(5)	299,714	342,307	(6)
Committed Loan Repurchase Facility	450,000	269,779		180,221	2.58% - 4.33%	5/24/2016	(2)	(3)	436,901	466,640	(7)
Committed Loan Repurchase Facility	35,000	575		34,425	3.02%	10/24/2016	(8)	(9)	—	794	(10)
Total Committed Loan Repurchase Facilities	1,485,000	704,149		780,851					1,101,593	1,176,417
Committed Securities Repurchase Facility	300,000	161,887		138,113	0.88% - 1.34%	10/31/2016	N/A	(11)	193,530	193,530
Uncommitted Securities Repurchase Facility	N/A (12)	394,719		N/A (12)	0.73% - 2.02%	1/2016	N/A	(11)	458,615	458,615
Total Repurchase Facilities	1,785,000	1,260,755		918,964					1,753,738	1,828,562
Borrowings Under Credit Agreement	50,000	—		50,000		1/24/2016	N/A	(13)	—	—
Revolving Credit Facility	75,000	—		75,000		2/11/2017	(2)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	544,663	544,663		—	4.25% - 6.75%	2018 - 2025	N/A	(15)	711,090	788,369
Borrowings from the FHLB	2,237,113	1,856,700		380,413	0.28% - 2.74%	2016 - 2024	N/A	(13)	2,317,534	2,323,765
Senior Unsecured Notes	619,555	612,605	(16)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (17)	N/A (17)	N/A (17)
Total Debt Obligations	$5,311,331	$4,274,723		$1,424,377					$4,782,362	$4,940,696

(1)	December 31, 2015 London Interbank Offered Rate (“LIBOR”) rates are used to calculate interest rates for floating rate debt.

(2)	Two additional twelve-month periods at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 364-day periods at Company’s option.

(5)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Includes $36.5 million of loans made to consolidated subsidiaries.

(7)	Includes $28.2 million of loans made to consolidated subsidiaries.

(8)	Two six-month extension periods.

(9)	First mortgage commercial real estate loans held for sale. It does not include the real estate collateralizing such loans.

(10)	Includes $0.8 million of loans made to consolidated subsidiaries.

(11)	Investment grade commercial real estate securities. It does not include the real estate collateralizing such securities.

(12)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(13)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	Presented net of unamortized debt issuance costs of $6.9 million at December 31, 2015.

(17)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2014

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2014(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$450,000	$147,796		$302,204	2.42% - 2.66%	10/30/2016	(2)	(3)	$278,530	$279,921
Committed Loan Repurchase Facility	250,000	138,711		111,289	2.41% - 3.04%	4/10/2016	(4)	(5)	144,858	145,749
Committed Loan Repurchase Facility	450,000	222,516		227,484	2.42% - 3.16%	5/26/2015	(2)	(3)	378,573	380,344
Total Committed Loan Repurchase Facilities	1,150,000	509,023		640,977					801,961	806,014
Committed Securities Repurchase Facility	300,000	174,853		125,147	0.87% - 1.27%	4/30/2015	N/A	(6)	214,617	214,617
Uncommitted Securities Repurchase Facility	N/A (7)	747,789		N/A (6)	0.50% - 1.66%	Various	N/A	(6)	861,456	861,456
Total Repurchase Facilities	1,450,000	1,431,665		766,124					1,878,034	1,882,087
Borrowings Under Credit Agreement	50,000	11,000		39,000	2.91%	1/24/2016	N/A	(8)	—	—
Borrowings Under Credit and Security Agreement	46,750	46,750		—	2.01%	10/6/2015	(9)	(10)	54,775	55,000
Revolving Credit Facility	75,000	25,000		50,000	3.66% - 5.75%	2/11/2017	(2)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	447,410	447,410		—	4.25% - 6.75%	2018 - 2024	N/A	(12)	591,613	637,271
Borrowings from the FHLB	1,900,000	1,611,000		289,000	0.30% - 2.74%	2015 - 2024	N/A	(8)	2,068,988	2,073,955
Senior Unsecured Notes	619,555	610,129	(13)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (14)	N/A (14)	N/A (14)
Total Debt Obligations	$4,588,715	$4,182,954		$1,144,124					$4,593,410	$4,648,313

(1)	December 31, 2014 London Interbank Offered Rate (“LIBOR”) rates are used to calculate interest rates for floating rate debt.

(2)	Two additional twelve-month periods at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	One additional 364-day period at Company’s option.

(5)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Investment grade commercial real estate securities. It does not include the real estate collateralizing such securities.

(7)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(8)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(9)	One additional twelve-month period.

(10)	First mortgage commercial real estate loan. It does not include the real estate collateralizing such loan.

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(13)	Presented net of unamortized debt issuance costs of $9.4 million at December 31, 2014.

(14)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into four committed master repurchase agreements, as outlined in the December 31, 2015 table above, totaling $1.5 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of December 31, 2015 and 2014.

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

On October 25, 2015, the Company entered into a committed loan repurchase facility with a major banking institution with total capacity of $35.0 million and an initial maturity date of October 24, 2016, with two six-month extension periods.

On December 15, 2015, the Company executed an amendment of one of its credit facilities with a major banking institution, providing for, among other thing, changes to our financial covenants and an increase in the maximum advance rate on certain assets, subject to the buyer’s discretion.

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50.0 million credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). The Credit Agreement terminates on January 24, 2016 with no further extension options. Interest on the Credit Agreement is LIBOR plus 275 basis points per annum payable monthly in arrears. LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the Credit Agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under the Credit Agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believes it was in compliance with all covenants as of December 31, 2015 and 2014.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies, the Company considers its committed loan master repurchase facilities, borrowings under the Credit Agreement and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of December 31, 2015 and 2014, the amount of unamortized costs relating to such facilities are $3.4 million and $4.0 million, respectively and are included in other assets in the combined consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 65% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the years ended December 31, 2015, 2014 and 2013, the Company executed 51, 5 and 16 term debt agreements, respectively, to finance properties in its real estate portfolio. These nonrecourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing in 2018, 2020, 2021, 2022, 2023, 2024 and 2025 as of December 31, 2015. These loans have carrying amounts of $544.7 million and $447.4 million, net of unamortized premiums of $6.1 million and $5.3 million at December 31, 2015 and 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.9 million, $0.6 million and $0.5 million of premium amortization, which decreased interest expense, for the years ended December 31, 2015, 2014 and 2013, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $711.1 million and $591.6 million as of December 31, 2015 and 2014, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On June 26, 2015, Tuebor’s advance limit was increased to the lowest of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity.

As of December 31, 2015, Tuebor had $1.9 billion of borrowings outstanding (with an additional $380.4 million of committed term financing available from the FHLB), with terms of overnight to eight years (with a weighted average of 1.4 years), interest rates of 0.28% to 2.74% (with a weighted average of 0.84%), and advance rates of 58.7% to 95.2% of the collateral. As of December 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $568.2 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $404.0 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2015.

On January 20, 2016, the Federal Housing Finance Agency (the “FHFA’’), regulator of the FHLB, published a final rule in the Federal Register amending its regulation regarding the eligibility of captive insurance companies for FHLB membership. The final rule was effective February 19, 2016. According to the final rule, Ladder’s captive insurance company subsidiary, Tuebor may remain as a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with two exceptions:

1.	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021, and

2.	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed forty percent of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. The remaining $319.6 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. Ladder Capital Corp and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. Ladder Capital Corp is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2015, Ladder Capital Corp has a 55.6% economic interest in LCFH, and has a majority voting interest and controls the management of LCFH as a result of its ability to appoint board members. As a result, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $6.9 million are included in senior unsecured notes as of December 31, 2015 and unamortized debt issuance costs of $9.4 million are included in senior unsecured notes as of December 31, 2014 (previously included in other assets on the combined consolidated balance sheets)

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2016	$2,534,105
2017	562,969
2018	89,016
2019	27,968
2020	113,802
Thereafter	947,761
Total	$4,275,621

(1) Contractual payments under current maturities, some of which are subject to extensions.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $900.3 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2015.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2015 and 2014 are as follows ($ in thousands):

December 31, 2015

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,972,492		$1,994,928	$1,991,506	Internal model, third-party inputs	2.59%	3.15
CMBS interest-only(1)	7,436,379	(2)	348,222	344,423	Internal model, third-party inputs	3.81%	3.34
GNMA interest-only(3)	632,175	(2)	28,311	26,194	Internal model, third-party inputs	4.26%	5.22
GN construction securities(1)	27,091		27,581	28,639	Internal model, third-party inputs	3.86%	9.33
GN permanent securities(1)	16,249		16,685	16,455	Internal model, third-party inputs	3.94%	5.43
Mortgage loan receivable held for investment, at amortized cost	1,749,556		1,738,645	1,756,774	Discounted Cash Flow(4)	7.56%	1.38
Mortgage loan receivable held for sale	571,638		571,764	582,277	Internal model, third-party inputs(5)	4.56%	6.20
FHLB stock(6)	77,915		77,915	77,915	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	868,700		N/A	2,821	Counterparty quotations	N/A	0.69

Liabilities:
Repurchase agreements - short-term	1,224,942		1,224,942	1,224,942	Discounted Cash Flow(8)	1.67%	0.43
Repurchase agreements - long-term	35,814		35,813	35,814	Discounted Cash Flow(9)	1.87%	1.40
Mortgage loan financing	540,764		544,663	557,841	Discounted Cash Flow(9)	4.86%	7.93
Borrowings from the FHLB	1,856,700		1,856,700	1,861,584	Discounted Cash Flow	0.84%	1.42
Senior unsecured notes	619,555		612,605	591,357	Broker quotations, pricing services	6.65%	3.61
Nonhedge derivatives(1)(7)	374,200		N/A	5,504	Counterparty quotations	N/A	3.42

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(6)
Fair value of the FHLB stock approximates outstanding face amount as the Company’s captive insurance subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

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

(9)
For the mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates.  If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

December 31, 2014

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,247,565		$2,277,995	$2,305,410	Internal model, third-party inputs	2.60%	4.23
CMBS interest-only(1)	7,239,503	(2)	376,085	378,335	Internal model, third-party inputs	4.88%	3.45
GNMA interest-only(3)	1,400,141	(2)	67,544	66,642	Internal model, third-party inputs	5.90%	4.50
GN construction securities(1)	27,538		28,178	28,406	Internal model, third-party inputs	3.56%	9.42
GN permanent securities(1)	36,232		36,515	36,773	Internal model, third-party inputs	4.94%	1.32
Mortgage loan receivable held for investment, at amortized cost	1,536,923		1,521,053	1,540,388	Discounted Cash Flow(4)	7.33%	1.96
Mortgage loan receivable held for sale	417,955		417,955	421,991	Internal model, third-party inputs(5)	4.31%	9.72
FHLB stock(6)	72,340		72,340	72,340	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	125,050		N/A	423	Counterparty quotations	N/A	3.45

Liabilities:
Repurchase agreements - short-term	1,331,603		1,331,603	1,331,603	Discounted Cash Flow(8)	1.32%	0.23
Repurchase agreements - long-term	100,062		100,062	100,062	Discounted Cash Flow(9)	1.89%	1.59
Borrowings under credit agreement	11,000		11,000	11,000	Discounted Cash Flow(10)	2.91%	1.07
Borrowings under credit and security agreement	46,750		46,750	46,750	Discounted Cash Flow(10)	2.01%	1.77
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(10)	3.66%	2.12
Mortgage loan financing	442,753		447,410	455,846	Discounted Cash Flow(9)	4.85%	8.47
Borrowings from the FHLB	1,611,000		1,611,000	1,616,373	Discounted Cash Flow	0.79%	2.05
Senior unsecured notes	619,555		610,129	611,745	Broker quotations, pricing services	6.65%	4.61
Nonhedge derivatives(1)(7)	1,428,700		N/A	13,446	Counterparty quotations	N/A	1.41

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(6)
Fair value of the FHLB stock approximates outstanding face amount as the Company’s captive insurance subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.

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

(9)
For the mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates.  If the collateral is determined to be impaired, the related financing would be revalued accordingly.  There are no impairments on any positions.

(10)
Fair value for borrowings under the Credit Agreement, the Credit and Security Agreement and the Revolving Credit Facility are estimated to approximate their carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2015 and 2014 ($ in thousands):

December 31, 2015

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,972,492		$—	$—	$1,991,506	$1,991,506
CMBS interest-only(1)	7,436,379	(2)	—	—	344,423	344,423
GNMA interest-only(3)	632,175	(2)	—	—	26,194	26,194
GN construction securities(1)	27,091		—	—	28,639	28,639
GN permanent securities(1)	16,249		—	—	16,455	16,455
Nonhedge derivatives(4)	868,700		—	2,821	—	2,821
			$—	$2,821	$2,407,217	$2,410,038
Liabilities:
Nonhedge derivatives(4)	374,200		$—	$5,504	$—	$5,504

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,749,556		$—	$—	$1,756,774	$1,756,774
Mortgage loan receivable held for sale	571,638		—	—	582,277	582,277
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,416,966	$2,416,966
Liabilities:						0
Repurchase agreements - short-term	1,224,942		$—	$—	$1,224,942	$1,224,942
Repurchase agreements - long-term	35,814		—	—	35,814	35,814
Mortgage loan financing	540,764		—	—	557,841	557,841
Borrowings from the FHLB	1,856,700		—	—	1,861,584	1,861,584
Senior unsecured notes	619,555		—	—	591,357	591,357
			$—	$—	$4,271,538	$4,271,538

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2014

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,247,565		$—	$—	$2,305,410	$2,305,410
CMBS interest-only(1)	7,239,503	(3)	—	—	378,335	378,335
GNMA interest-only(2)	1,400,141	(3)	—	66,642	—	66,642
GN construction securities(1)	27,538		—	28,406	—	28,406
GN permanent securities(1)	36,232		—	36,773	—	36,773
Nonhedge derivatives(4)	125,050		—	423	—	423
			$—	$132,244	$2,683,745	$2,815,989
Liabilities:
Nonhedge derivatives(4)	1,428,700		—	13,446	—	13,446

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	1,536,923		—	—	1,540,388	1,540,388
Mortgage loan receivable held for sale	417,955		—	—	421,991	421,991
FHLB stock	72,340		—	—	72,340	72,340
			$—	$—	$2,034,719	$2,034,719
Liabilities:						0
Repurchase agreements - short-term	1,331,603		—	68,357	1,263,246	1,331,603
Repurchase agreements - long-term	100,062		—	—	100,062	100,062
Borrowings under credit agreement	11,000		—	—	11,000	11,000
Borrowings under credit and security agreement	46,750		—	—	46,750	46,750
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	442,753		—	—	455,846	455,846
Borrowings from the FHLB	1,611,000		—	—	1,616,373	1,616,373
Senior unsecured notes	619,555		—	—	611,745	611,745
			$—	$68,357	$4,130,022	$4,198,379

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the combined consolidated statements of financial condition for the years ended December 31, 2015 and 2014 ($ in thousands):

Level 3	2015	2014

Balance at January 1,	$2,683,745	$—
Transfer from level 2	86,576	1,422,996
Purchases	720,010	2,121,503
Sales	(839,868)	(692,306)
Paydowns/maturities	(160,612)	(155,525)
Amortization of premium/discount	(70,763)	(60,992)
Unrealized gain/(loss)	(36,610)	19,769
Realized gain/(loss) on sale	24,739	28,300
Balance at December 31,	$2,407,217	$2,683,745

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2015

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,991,506		Discounted cash flow	Yield (4)	—%	2.19%	9.21%
				Duration (years)(5)	0.00	4.06	7.91
CMBS interest-only (1)	344,423	(2)	Discounted cash flow	Yield (4)	0.09%	4.13%	4.51%
				Duration (years)(5)	1.90	3.30	4.24
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	26,194	(2)	Discounted cash flow	Yield (4)	—%	9.21%	10%
				Duration (years)(5)	0.32	2.41	5.18
				Prepayment speed (CPJ)(5)	5.00	14.57	35.00
GN construction securities (1)	28,639		Discounted cash flow	Yield (4)	0.58%	3.47%	3.51%
				Duration (years)(5)	0.00	10.34	10.48
GN permanent securities (1)	16,455		Discounted cash flow	Yield (4)	—%	3.25%	6.62%
				Duration (years)(5)	1.66	5.72	7.21
Total	$2,407,217

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

December 31, 2014

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$2,305,410		Discounted cash flow	Yield (3)	(13.06)%	2.36%	5.49%
				Duration (years)(4)	0.00	4.68	8.26
CMBS interest-only (1)	378,335	(2)	Discounted cash flow	Yield (3)	(27.49)%	(4.93)%	23.32%
				Duration (years)(4)	0.49	3.50	4.73
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
Total	$2,683,745

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(3)	Significant increase (decrease) in the unobservable input in isolation would result in significantly lower (higher) fair value measurement.

(4)
Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of December 31, 2015 and December 31, 2014 ($ in thousands):

December 31, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$670,100	$2,122	$—	0.25
10-year Swap	477,900	463	1,451	0.25
5-year U.S. Treasury Note	800	3	—	0.25
10-year U.S. Treasury Note	600	3	—	0.25
Total futures	1,149,400	2,591	1,451
Swaps
3MO LIBOR	50,000	—	3,686	4.72
Credit Derivatives
CMBX	10,000	230	—	5.59
CDX	33,500	—	367	2.92
Total credit derivatives	43,500	230	367
Total derivatives	$1,242,900	$2,821	$5,504

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

December 31, 2014

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$71,250	$—	$—	0.66
Futures
5-year Swap	496,200	108	28	0.25
10-year Swap	842,800	104	8,258	0.25
Total futures	1,339,000	212	8,286
Swaps
3MO LIBOR	100,000	—	4,505	3.18
Credit Derivatives
CMBX	10,000	211	—	6.80
CDX	33,500	—	654	3.97
Total credit derivatives	43,500	211	654
Total derivatives	$1,553,750	$423	$13,445

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	Year Ended December 31, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$9,214	$(46,816)	$(37,602)
Swaps	661	(1,992)	(1,331)
Credit Derivatives	307	(311)	(4)
Total	$10,182	$(49,119)	$(38,937)

	Year Ended December 31, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$(7)	$(7)
Futures	$(16,065)	$(74,946)	$(91,011)
Swaps	1,780	(5,161)	(3,381)
Credit Derivatives	(86)	(313)	(399)
Total	$(14,371)	$(80,427)	$(94,798)

	Year Ended December 31, 2013
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$—	$—
Futures	$4,420	$19,998	$24,418
Swaps	11,288	(4,834)	6,454
Credit Derivatives	(1,680)	(1,117)	(2,797)
Total	$14,028	$14,047	$28,075

The Company’s counterparties held $18.9 million and $35.8 million of cash margin as collateral for derivatives as of December 31, 2015 and 2014, respectively, which is included in cash collateral held by broker in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of December 31, 2015 and 2014, the Company was in compliance with these requirements and not in default on its indebtedness.  As of December 31, 2015 and 2014, there was $5.9 million and $11.7 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2015 and 2014. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2015
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$2,821	$—	$2,821	$—	$—	$2,821
Total	$2,821	$—	$2,821	$—	$—	$2,821

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

As of December 31, 2015
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$5,504	$—	$5,504	$—	$5,504	—
Repurchase agreements	1,260,755	—	1,260,755	1,260,755	—	—
Total	$1,266,259	$—	$1,266,259	$1,260,755	$5,504	$—

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

As of December 31, 2014
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$13,445	$—	$13,445	$—	$13,445	$—
Repurchase agreements	1,431,665	—	1,431,665	1,431,665	—	—
Total	$1,445,110	$—	$1,445,110	$1,431,665	$13,445	$—

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2015 and 2014 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

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

During the year ended December 31, 2015, 3,586,546 Series REIT LP Units and 3,586,546 Series TRS LP Units were collectively exchanged for 3,586,546 shares of Class A common stock and 3,586,546 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

Our Board Authorization Policy, adopted by the board of directors on October 30, 2014, authorizes the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2015, the Company has a remaining amount available for repurchase of $49.0 million, which represents 7.1% in the aggregate of its outstanding Class A common stock, based on the closing price of $12.42 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2015 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2014		$50,000
Additional authorizations		—
Repurchases paid	84,203	(994)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2015		$49,006

(1)         Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income and, for 2015, must distribute its undistributed accumulated earnings and profits attributable to taxable periods prior to January 1, 2015 (the “E&P Distribution”). The Company has therefore paid and in the future intends to declare regular quarterly distributions to its shareholders in an amount approximating our net taxable income.

Pursuant to the Company’s Private Letter Ruling it may, subject to a cash/stock election by its shareholders, pay a portion of its dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit its ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of the Company’s board of directors. Generally, the Company expects its distributions to be taxable as ordinary dividends to its shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. The Company believes that its significant capital resources and access to financing will provide it with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to its shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the year ended December 31, 2015:

Declaration Date	Dividend per Share

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450	(1)
Total	$2.225

(1)      On November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement and our one time E&P Distribution requirement.

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the year ended December 31, 2015:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends (1)	Capital Gain	Unrecaptured 1250 Gain (2)

April 6, 2015	April 15, 2015		$0.250	$0.250	$0.250	$—	$—
June 15, 2015	July 1, 2015		0.250	0.250	0.250	—	—
September 10, 2015	October 1, 2015		0.275	0.275	0.275	—	—
December 10, 2015	January 21, 2016	(3)	1.450	1.306	0.156	0.144	0.020
Total			$2.225	$2.081	$0.931	$0.144	$0.020

(1)      The fourth quarter dividend paid on January 21, 2016 is considered a 2015 dividend for U.S. federal income tax purposes.
(2)       For 2015, Qualified Dividends represents the portion of total Ordinary Dividends which constitutes "qualified dividend income", as defined by the Internal Revenue Code.
(3)       For 2015, Unrecaptured 1250 Gain represents the portion of total Capital Gain which constitutes gain required to be taxed as "Unrecaptured Section 1250 Gain", as defined by the Internal Revenue Code.

Stock Dividend and Distribution of Accumulated Earnings and Profits

In order to qualify as a REIT the Company must annually distribute at least 90% of its taxable income. In addition, the Company is required to make a one-time distribution of its undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 (the “E&P Distribution”). The E&P Distribution requirement was $48.3 million or $0.90 per share. Pursuant to the terms of an IRS private letter ruling (the “Private Letter Ruling”), the Company elected, subject to the cash/stock election by its shareholders described below, to pay its fourth quarter dividend in a mix of cash and stock and have such dividend be treated as a taxable distribution to its shareholders for U.S. federal income tax purposes.

In order to comply with the Private Letter Ruling, shareholders had the option to elect to receive the fourth quarter 2015 dividend in all cash (a “Cash Election”), or all shares of Ladder’s Class A common stock (a “Share Election”). Shareholders who did not return an election form, or who otherwise failed to properly complete an election form, were deemed to have made a Share Election. The total amount of cash paid to all shareholders was limited to a maximum of 20% of the total value of the fourth quarter 2015 dividend (the “Cash Amount”). The aggregate amount of the dividend owed to shareholders who made Cash Elections exceeded the Cash Amount, and accordingly, the Cash Amount was prorated among such shareholders, with the remaining portion of the fourth quarter 2015 dividend paid to such shareholders in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. Shareholders making Stock Elections received the full amount of the dividend in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. The Company believes that the total value of its 2015 dividends was sufficient to fully distribute its 2015 taxable income and its accumulated earnings and profits.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the carrying value of CMBS for the year ended December 31, 2015 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2014	$15,656	$14,494	$30,150
Other comprehensive income (loss)	(20,046)	(16,499)	(36,545)
Exchange of noncontrolling interest for common stock	645	(645)	—
Rebalancing of ownership percentage between Company and Operating Partnership	189	(189)	—
December 31, 2015	$(3,556)	$(2,839)	$(6,395)

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

Cash Distributions to Predecessor Partners

Distributions (other than tax distributions which are described below) will be made in the priorities described below at such times and in such amounts as determined by the Company’s board of directors.  All capitalized items used in this section but not defined shall have the respective meanings given to such capitalized terms in the Amended and Restated Limited Liability Limited Partnership Agreement of LCFH dated as of August 9, 2011, as amended (the “LLLP Agreement”):

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

Notwithstanding the foregoing, subject to available liquidity as determined by Company’s board of directors, the Company intends to make quarterly tax distributions equal to a partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in the LLLP Agreement) for each partner as the product of (x) the U.S. federal taxable income (or alternative minimum taxable income, as the case may be) allocated by the Company to such partner in respect of the partnership interests of the Company held by such partner and (y) the highest marginal blended U.S. federal, state and local income tax rate applicable to an individual residing in New York, NY, taking into account for U.S. federal income tax purposes, the deductibility of state and local taxes.

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the LLLP Agreement upon liquidation of the Operating Partnership’s assets.

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2015, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.5 million as of December 31, 2015.

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

Distributions to Noncontrolling Interest in the Operating Partnership

Notwithstanding the foregoing, subject to any restrictions in applicable debt financing agreements and available liquidity as determined by the board of directors of each of Series REIT of LCFH and Series TRS of LCFH, each Series must use commercially reasonable efforts to make quarterly distributions to each of its partners (including the Company) at least equal to such partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in LCFH’s Third Amended and Restated LLLP Agreement) for each partner as the product of (x) the U.S. federal taxable income (or alternative minimum taxable income, if higher) allocated by such Series to such partner in respect of the Series REIT LP Units and Series TRS LP Units held by such partner and (y) the highest marginal blended U.S. federal, state and local income tax rate (or alternative minimum taxable rate, as applicable) applicable to an individual residing in New York, NY, taking into account, for U.S. federal income tax purposes, the deductibility of state and local taxes; provided that Series TRS of LCFH may take into account, in determining the amount of tax distributions to holders of Series TRS LP Units, the amount of any distributions each such holder received from Series REIT of LCFH in excess of tax distributions. In addition, to the extent the Company requires an additional distribution from LCFH in excess of its quarterly tax distribution in order to pay its quarterly dividend, LCFH will be required to make a corresponding distribution to each of its partners (other than the Company) on a pro-rata basis.

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement upon liquidation of the Operating Partnership’s assets.

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates seven ventures in which there are other noncontrolling investors which own between 1.2% - 22.5% of such ventures. These ventures hold investments in six office buildings, one warehouse, one shopping center and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income and weighted average shares outstanding for the year ended December 31, 2015 and the period February 11, 2014 through December 31, 2014 consist of the following:

($ in thousands except share amounts)	For the Year Ended December 31, 2015	For the Period February 11, 2014 through December 31, 2014

Basic Net income available for Class A common shareholders	$73,821	$44,187
Diluted Net income available for Class A common shareholders	$73,821	$84,228
Weighted average shares outstanding
Basic	51,702,188	49,296,417
Diluted	51,870,808	97,583,310

Net income per share information is not applicable for reporting periods prior to February 11, 2014.  The calculation of basic and diluted net income per share amounts for the year ended December 31, 2015 and the period February 11, 2014 through December 31, 2014 are described and presented below.

Basic Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the year ended December 31, 2015 and the period February 11, 2014 through December 31, 2014, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the year ended December 31, 2015 and the period February 11, 2014 through December 31, 2014, respectively.

Diluted Net Income per Share

Numerator: utilizes net income available for Class A common shareholders for the year ended December 31, 2015 and the period February 11, 2014 through December 31, 2014, respectively, for the basic net income per share calculation described above, adding net income amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense for the described net income add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the year ended December 31, 2015 and the period February 11, 2014 through December 31, 2014, respectively, for the basic net income per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Year Ended December 31, 2015	For the Period February 11, 2014 through December 31, 2014

Basic Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$73,821	$44,187
Denominator:
Weighted average number of shares of Class A common stock outstanding	51,702,188	49,296,417
Basic net income per share of Class A common stock	$1.43	$0.90

Diluted Net Income Per Share of Class A Common Stock
Numerator:
Net income attributable to Class A common shareholders	$73,821	$44,187
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	66,437
Additional corporate tax (expense) benefit	—	(26,396)
Diluted net income attributable to Class A common shareholders	$73,821	$84,228
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	51,702,188	49,296,417
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	48,145,875
Incremental shares of unvested Class A restricted stock	168,620	141,018
Diluted weighted average number of shares of Class A common stock outstanding	51,870,808	97,583,310
Diluted net income per share of Class A common stock	$1.42	$0.86

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income per share of Class A common stock.

14. STOCK BASED COMPENSATION PLANS

2008 Incentive Equity Plan

The 2008 Incentive Equity Plan of the Company, as amended in 2012, was adopted by the board of directors on September 22, 2008 (the “2008 Plan”) and provided certain members of management, employees and directors of the Company or any other Ladder Company (as defined in the 2008 Plan) with additional incentives. Only one grant made to an employee pursuant to the 2008 Plan remains outstanding. All units issued under the 2008 Plan were converted to LP Units of LCFH in connection with the IPO and Series Units pursuant to the REIT Structuring Transactions. Post-IPO incentive-based compensation is governed by the 2014 Omnibus Incentive Plan discussed below.

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

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27.5 million which represents 1,619,865 shares of restricted Class A common stock. Fifty percent of each restricted stock award granted in connection with the offering was made subject to time-based vesting criteria, and the remaining 50% of each restricted stock award subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris was scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees was scheduled to vest in full on the 18-month anniversary of the date of grant and the remaining 75% was scheduled to vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock was scheduled to vest in three equal installments on December 31 of each of 2014, 2015 and 2016 if the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

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

In connection with the IPO Transactions, Alan Fishman and each of Joel C. Peterson and Douglas Durst, who were appointed to the board of directors in connection with such transactions, received an initial restricted stock award with a grant date fair value of $1.0 million, $0.1 million and $0.1 million, respectively, which represents an aggregate of 67,648 shares of restricted Class A common stock. The grants were scheduled to vest in three equal installments on each of the first three anniversaries of the date of such grants, and each will receive an annual restricted stock award with a grant date fair value of $50.0 thousand, which will vest in full on the one-year anniversary of the date of grant, with both such awards subject to continued service on the board of directors. Messrs. Peterson and Durst will also receive a $75.0 thousand annual cash payment for their service on the board of directors. Additionally, certain directors may receive $15.0 thousand annually for service as a chairperson of the audit committee or compensation committee and $10.0 thousand for service as a chairperson of the nominating and corporate governance committee, with all or a portion of such fee payable to an applicable director in cash or restricted stock (with a grant date fair value equal to such amount payable) at the election of such director.

Reallocation Awards

On February 3, 2015, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $0.5 million, representing 25,742 shares of restricted Class A common stock. These restricted stock awards were allocated to the Grantees from employee forfeitures of the restricted stock awards initially granted on February 18, 2014 in connection with the IPO Transactions (the “IPO Restricted Stock Awards”) and vest on the same schedule, subject to the same terms and conditions as the IPO Restricted Stock Awards described in our Proxy Statement.

The compensation expense related to the February 3, 2015 grants will be recognized and accrued for in the same manner as the IPO Restricted Stock Awards described above.

2015 Annual Restricted Stock Awards and Annual Option Awards

Members of management are eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2015, Annual Restricted Stock Awards were granted to our Executive Officers (each, a “Management Grantee”) with an aggregate value of $12.6 million which represents 688,400 shares of restricted Class A common stock in connection with 2014 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris and the other Management Grantees will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2015, 2016 and 2017 if the Company achieves a return on equity, based on Core Earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

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

On February 18, 2015, Annual Stock Option Awards were granted to Management Grantees with an aggregate grant date fair value of $1.4 million, which represents 670,256 shares of Class A common stock subject to the Annual Stock Option Awards. The stock option awards are subject to time-based vesting criteria only and vest in three equal installments on February 18 of each of 2016, 2017 and 2018, subject to continued employment until the applicable vesting date. Upon termination of a Management Grantee’s employment or service due to death, disability, termination by the Company without Cause or termination by the Management Grantee for Good Reason (each, as defined in the 2014 Omnibus Incentive Plan), the respective Management Grantee’s option awards will accelerate and vest in full. The actual grant date fair values of the Annual Option Awards granted to our Management Grantees were computed in accordance with FASB ASC Topic 718 using the Black Scholes model based on the following assumptions: (1) risk-free rate of 1.79%; (2) dividend yield of 5.3%; (3) expected life of six years; and (4) volatility of 24.0%.

On February 18, 2015, members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.1 million, representing 7,962 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed in full on an annual basis following such grant.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris will become fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. For other Management Grantees, upon the date that is on or after February 11, 2019, where the sum of the individual’s age and the individual’s number of full, completed years of employment with us or our subsidiaries is equal to or greater than 60 (the “Executive Retirement Eligibility Date”), the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the Executive Retirement Eligibility Date, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the catch up provision described above, regardless of continued employment with us our subsidiaries following the Executive Retirement Eligibility Date.

On June 10, 2015, a new member of the board of directors received an Annual Restricted Stock Award with a grant date fair value of $0.1 million, representing 4,223 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

The Company recognized equity-based compensation expense of $13.8 million, $14.5 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the grants is presented below ($ in thousands):

	Year Ended December 31,
	2015		2014		2013
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	726,327	$13,353	1,687,513	$28,637	—	$—
Stock Options	670,256	1,441	—	—	—	—
Grants - Series B Participating Preferred Units	—	—	—	—	7,613	1,157

Amortization to compensation expense
Predecessor compensation expense		$—		$(290)		$(2,881)
LP Units compensation expense		(124)		(2,052)		—
Ladder compensation expense		(13,664)		(12,109)		—
Total amortization to compensation expense		$(13,788)		$(14,451)		$(2,881)

The table below presents the number of unvested shares and outstanding stock options at December 31, 2015 and changes during 2015 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2014	1,384,439	—	8,063
Granted	726,327	670,256	—
Exercised		—
Vested	(588,343)		(7,559)
Forfeited	(188,054)	(69,070)	—
Expired		—
Nonvested/Outstanding at December 31, 2015	1,334,369	601,186	504

Exercisable at December 31, 2015		—

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

At December 31, 2015 there was $13.2 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 30 months, with a weighted-average remaining vesting period of 19.6 months.

Phantom Equity Investment Plan

LCFH maintains a Phantom Equity Investment Plan, effective on June 30, 2011 (the “Phantom Equity Plan”) in which certain eligible employees of LCFH, LCF and their subsidiaries participate. On July 3, 2014, the Board of Directors froze the Phantom Equity Plan, as further described below. The Phantom Equity Plan is an annual deferred compensation plan pursuant to which participants could elect, or in some cases, non-management participants could be required, depending upon the participant’s specific level of compensation, to defer all or a portion of their annual cash performance-based bonuses as elective or mandatory contributions. Generally, if a participant’s total compensation was in excess of a certain threshold, a portion of such participant’s annual bonus, was required to be deferred into the Phantom Equity Plan. Otherwise, amounts could be deferred into the Phantom Equity Plan at the election of the participant, so long as such election was timely made in accordance with the terms and procedures of the Phantom Equity Plan.
In the event that a participant elected to (or was required to) defer a portion of his or her compensation pursuant to the Phantom Equity Plan, such amount was not paid to the participant and was instead credited to such participant’s notional account under the Phantom Equity Plan. Prior to the closing of our IPO, such amounts were invested, on a phantom basis, in the Series B Participating Preferred Units issued by LCFH until such amounts were eventually paid to the participant pursuant to the Phantom Equity Plan. Following our IPO, as described below, such amounts were invested on a phantom basis in shares of the Company’s Class A common stock. Mandatory contributions are subject to one-third vesting over a three year period following the applicable Phantom Equity Plan year in which the related compensation was earned. Elective contributions were immediately vested upon contribution. Unvested amounts are generally forfeited upon the participant’s involuntary termination for cause, a voluntary termination for which the participant’s employer would have grounds to terminate the participant for cause or a voluntary termination within one year of which the participant obtains employment with a financial services organization.
The date that the amounts deferred into the Phantom Equity Plan are paid to a participant depends upon whether such deferral is a mandatory deferral or an elective deferral. Elective deferrals are paid upon the earliest to occur of (1) a change in control (as defined in the Phantom Equity Plan), (2) the end of the participant’s employment, or (3) December 31, 2017. The vested amounts of the mandatory contributions are paid upon the first to occur of (1) a change in control and (2) the first to occur of (x) December 31, 2017 or (y) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable plan year to which the underlying deferred annual bonus relates. The Company could elect to make, and did make, payments pursuant to the Phantom Equity Plan in the form of cash in an amount equal to the then fair market value of such shares of the Company’s Class A common stock (or, prior to our IPO, the Series B Participating Preferred Units), and on May 14, 2014, the Compensation Committee made a global election to make all payments pursuant to the Phantom Equity Plan in the form of cash. Mandatory contributions that were paid at the time specified in 2(y) above were made in cash.
Upon the closing of our IPO, each participant in the Phantom Equity Plan had his or her notional interest in LCFH’s Series B Participating Preferred Units converted into a notional interest in the Company’s Class A common stock, which notional conversion was based on the issuance price of our Class A common stock at the time of the IPO. On July 3, 2014, the board of directors froze the Phantom Equity Plan, effective as of such date, so that there will neither be future participants in the Phantom Equity Plan nor additional amounts contributed to any accounts outstanding under the Phantom Equity Plan. Amounts previously outstanding under the Phantom Equity Plan will be paid in accordance with their original payment terms, including limiting payment to the dates and events specified above. In connection with freezing the Phantom Equity Plan, the board of directors also updated the definition of fair market value for purposes of measuring the value of its Class A Common Stock, to provide that, generally, such value would be the closing price of such stock on the principal national securities exchange on which it is then traded.
As of December 31, 2015, there are 555,318 phantom units outstanding, of which 60,899 are unvested, resulting in a liability of $6.9 million, which is included in accrued expenses on the combined consolidated balance sheets.

Ladder Capital Corp Deferred Compensation Plan

On July 3, 2014, the Company adopted a new, nonqualified deferred compensation plan, which was amended and restated on March 17, 2015 (the “2014 Deferred Compensation Plan”), in which certain eligible employees participate.  Pursuant to the 2014 Deferred Compensation Plan, participants may elect, or in some cases non-management participants may be required, to defer all or a portion of their annual cash performance-based bonuses into the 2014 Deferred Compensation Plan.  Generally, if a participant’s total compensation is in excess of a certain threshold, a portion of a participant’s performance-based annual bonus is required to be deferred into the 2014 Deferred Compensation Plan. Otherwise, a portion of the participant’s annual bonus may be deferred into the 2014 Deferred Compensation Plan at the election of the participant, so long as such elections are timely made in accordance with the terms and procedures of the 2014 Deferred Compensation Plan.

In the event that a participant elects to (or is required to) defer a portion of his or her compensation pursuant to the 2014 Deferred Compensation Plan, such amount is not paid to the participant and is instead credited to such participant’s notional account under the 2014 Deferred Compensation Plan. Such amounts are then invested on a phantom basis in Class A common stock of the Company, or the phantom units, and a participant’s account is credited with any dividends or other distributions received by holders of Class A common stock of the Company, which are subject to the same vesting and payment conditions as the applicable contributions. Elective contributions are immediately vested upon contribution. Mandatory contributions are subject to one-third vesting over a three-year period on a straight-line basis following the applicable year in which the related compensation was earned.

If a participant’s employment with the Company is terminated by the Company other than for cause and such termination is within six months following a change in control (each, as defined in the 2014 Deferred Compensation Plan), then the participant will fully vest in his or her unvested account balances. Furthermore, the unvested account balances will fully vest in the event of the participant’s death, disability, retirement (as defined in the 2014 Deferred Compensation Plan) or in the event of certain hostile takeovers of the board of directors of the Company.  In the event that a participant’s employment is terminated by the Company other than for cause, the participant will vest in the portion of the participant’s account that would have vested had the participant remained employed through the end of the year in which such termination occurs, subject to, in such case or in the case of retirement, the participant’s timely execution of a general release of claims in favor of the Company. Unvested amounts are otherwise generally forfeited upon the participant’s resignation or termination of employment, and vested mandatory contributions are generally forfeited upon the participant’s termination for cause.

Amounts deferred into the 2014 Deferred Compensation Plan are paid upon the earliest to occur of (1) a change in control, (2) within sixty (60) days following the end of the participant’s employment with the Company, or (3) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable year to which the underlying deferred annual compensation relates.  Payment is made in cash equal to the fair market value of the number of phantom units credited to a participant’s account, provided that, if the participant’s termination was by the Company for cause or was a voluntary resignation other than on account of such participant’s retirement, the amount paid is based on the lowest fair market value of a share of Class A common stock during the forty-five day period following such termination of employment. The amount of the final cash payment may be more or less than the amount initially deferred into the 2014 Deferred Compensation Plan, depending upon the change in the value of the Class A common stock of the Company during such period.

In February 2015, Company employees contributed $3.4 million to the Plan. As of December 31, 2015, there are 131,901 phantom units outstanding, of which 87,934 are unvested, resulting in a liability of $1.6 million, which is included in accrued expenses on the combined consolidated balance sheets.

Bonus Payments

On February 10, 2016, the compensation committee of the board of directors of Ladder Capital Corp approved 2015 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of December 31, 2015 and paid to employees in full on February 17, 2016. During the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense of $34.4 million, $47.8 million and $44.1 million, respectively, related to bonuses.

15. INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity is a Limited Liability Limited Partnership (“LLLP”), but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”). As a result of the IPO, a portion of the Company’s income was subject to U.S. federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to NYC UBT. Because the Company is operating as a REIT effective January 1, 2015, the Company’s income will generally no longer be subject to U.S. federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRSs”). TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs.

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2015	2014

Current expense (benefit)
U.S. Federal	$9,020	$23,609
State and local	2,637	10,170
Total current expense (benefit)	11,657	33,779
Deferred expense (benefit)
U.S. Federal	2,247	(4,357)
State and local	653	(2,817)
Total deferred expense (benefit)	2,900	(7,174)
Provision for Income tax expense (benefit)	$14,557	$26,605

There were $4.3 million corporate taxes payable (receivable) as of December 31, 2015. Corporate taxes payable (receivable) as of December 31, 2014 were $0.8 million. There were $1.1 million NYC UBT taxes payable (receivable) at December 31, 2015. NYC UBT taxes payable (receivable) at December 31, 2014 were $0.1 million. Prepaid corporate taxes as of December 31, 2015 and 2014 were $12.5 million and $12.5 million, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014

US statutory tax rate	35.00%	35.00%
REIT income not subject to corporate income tax	(32.37)%	—%
Increase due to state and local taxes	1.40%	3.78%
Deferred tax asset write-off upon conversion to REIT	1.44%	—%
Change in valuation allowance	3.29%	—%
Other	0.39%	(17.37)%
Effective income tax rate	9.15%	21.41%

As of December 31, 2015 and 2014, the Company’s net deferred tax assets were $5.0 million and $8.2 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2015	December 31, 2014

Deferred Tax Assets
Basis difference in operating partnerships	$3,089	$6,795
Tax intangibles	910	778
Unrealized gains (losses)	971	616
Unrealized gains (losses) - derivatives	5,239	—
Valuation allowance	(5,239)	—
Total Deferred Tax Assets	$4,970	$8,189

As of December 31, 2015, the Company has a deferred tax asset of $5.2 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

Our tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2015 the tax years 2011, 2012, 2013 and 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. New York State taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. These tax examinations often take a long time to complete and/or settle and there can be no assurances as to the possible outcomes. However, the Company believes that the examinations will result in no material changes to the Company’s financial position.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company determined that a $0.8 million liability for a current year unrecognized tax benefit was required to be recorded as of December 31, 2015. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2015, the Company has not recognized any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners. Under the Tax Receivable Agreement the Company generally is required to pay to those Continuing LCFH Limited Partners that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company may make future payments under the Tax Receivable Agreement if the tax benefits are realized.  We would then benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the Tax Receivable Agreement.

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

As of December 31, 2015 and 2014, pursuant to Tax Receivable Agreement, the Company recorded a liability of $1.9 million and $0.9 million, respectively, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

16. RELATED PARTY TRANSACTIONS

Commercial Real Estate Loans

From time to time, the Company may provide commercial real estate loans to entities affiliated with certain of our directors, officers or large shareholders who are, as part of their ordinary course of business, commercial real estate investors. These loans are made in the ordinary course of the Company’s business on the same terms and conditions as would be offered to any other borrower of similar type and standing on a similar property.

On May 20, 2015, the Company provided a $25.0 million, 9.0% fixed rate, mezzanine loan, which matures on June 6, 2016, to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization, one of the oldest family-run commercial and residential real estate companies in New York City, secured by Borrower’s ownership interest in Durst Halletts Member LLC. Borrower and Durst Halletts Member LLC are the indirect owners of a 97.33% interest in the three limited liability companies that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have an interest in Borrower, Durst Halletts Member LLC and the guarantors for this transaction. For the year ended December 31, 2015, the Company earned $1.4 million in interest income related to this loan.

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

The Company incurred no fees for the year ended December 31, 2015, for loans originated in accordance with this agreement. The Company incurred $0.4 million in fees for the years ended December 31, 2014 and December 31, 2013. As of December 31, 2015 and 2014, $0.3 million and $0.6 million, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space is recorded in other income on the combined consolidated statements of income. In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $1.5 million, $1.8 million and $1.7 million of rental expense for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2016	$1,198
2017	1,255
2018	1,206
2019	1,180
2020	1,180
Thereafter	1,279
Total	$7,298

GN Construction Loan Securities

The Company commits to purchase GN construction loan securities over a typical period of six to twelve months. As of December 31, 2015, the Company’s commitment to purchase these securities at a fixed price of $102.0 was $28.8 million, of which $26.7 million was funded, with $2.1 million remaining to be funded. As of December 31, 2014, the Company’s commitment to purchase these securities at fixed prices ranging from $102.0 to $104.4 was $60.0 million, of which $49.4 million was funded, with $10.6 million remaining to be funded. The fair value of those commitments at December 31, 2015 and 2014 was $54.3 thousand and $63.6 thousand, respectively, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts.  The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of December 31, 2015, the Company’s off-balance sheet arrangements consisted of $112.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which was consisted of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2014, the Company’s off-balance sheet arrangements consisted of $158.1 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $155.5 million to provide additional first mortgage loan financing and $2.6 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2015
Interest income	$165,403	$76,083	$—	$53	$241,539
Interest expense	(24,039)	(7,256)	(23,873)	(58,135)	(113,303)
Net interest income (expense)	141,364	68,827	(23,873)	(58,082)	128,236
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	140,764	68,827	(23,873)	(58,082)	127,636

Operating lease income	—	—	80,465	—	80,465
Tenant recoveries	—	—	9,907	—	9,907
Sale of loans, net	71,066	—	—	—	71,066
Realized gain on securities	—	24,007	—	—	24,007
Unrealized gain (loss) on Agency interest-only securities	—	(1,249)	—	—	(1,249)
Realized gain on sale of real estate, net	2,346	—	38,040	—	40,386
Fee and other income	5,999	230	5,989	2,987	15,205
Net result from derivative transactions	(12,609)	(26,328)	—	—	(38,937)
Earnings from investment in unconsolidated joint ventures	—	—	255	116	371
Total other income	66,802	(3,340)	134,656	3,103	201,221

Salaries and employee benefits	(16,531)	—	—	(45,081)	(61,612)
Operating expenses	381	—	—	(25,484)	(25,103)
Real estate operating expenses	—	—	(35,886)	—	(35,886)
Real estate acquisition costs	—	—	(1,982)	(1)	(1,983)
Fee expense	(1,693)	(40)	(470)	(2,318)	(4,521)
Depreciation and amortization	—	—	(38,953)	(108)	(39,061)
Total costs and expenses	(17,843)	(40)	(77,291)	(72,992)	(168,166)

Tax (expense) benefit	—	—	—	(14,557)	(14,557)
Segment profit (loss)	$189,723	$65,447	$33,492	$(142,528)	$146,134

Total assets as of December 31, 2015	$2,310,409	$2,407,217	$868,528	$309,058	$5,895,212

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2014
Interest income	$113,943	$73,331	$—	$51	$187,325
Interest expense	(13,205)	(6,588)	(15,984)	(41,797)	(77,574)
Net interest income (expense)	100,738	66,743	(15,984)	(41,746)	109,751
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	100,138	66,743	(15,984)	(41,746)	109,151

Operating lease income	—	—	56,649	—	56,649
Tenant recoveries	—	—	9,183	—	9,183
Sale of loans, net	145,275	—	—	—	145,275
Realized gain on securities	—	26,977	—	—	26,977
Unrealized gain (loss) on Agency interest-only securities	—	2,144	—	—	2,144
Realized gain on sale of real estate, net	1,525	—	28,235	—	29,760
Fee income	3,854	—	5,374	2,476	11,704
Net result from derivative transactions	(34,599)	(60,199)	—	—	(94,798)
Earnings from investment in unconsolidated joint ventures	—	—	900	1,090	1,990
Gain on assignment of mortgage loan financing	—	—	432	—	432
Loss on extinguishment of debt	—	—	—	(150)	(150)
Total other income	116,055	(31,078)	100,773	3,416	189,166

Salaries and employee benefits	(22,400)	—	—	(59,744)	(82,144)
Operating expenses	235	—	—	(25,633)	(25,398)
Real estate operating expenses	—	—	(32,670)	—	(32,670)
Real estate acquisition costs	—	—	(2,400)	(4)	(2,404)
Fee expense	(2,172)	(65)	(83)	(703)	(3,023)
Depreciation and amortization	—	—	(28,271)	(176)	(28,447)
Total costs and expenses	(24,337)	(65)	(63,424)	(86,260)	(174,086)

Tax expense	—	—	—	(26,605)	(26,605)
Segment profit (loss)	$191,856	$35,600	$21,365	$(151,195)	$97,626

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$288,532	$5,814,235

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2013
Interest income	$63,894	$57,636	$—	$48	$121,578
Interest expense	(4,592)	(3,289)	(7,673)	(33,191)	(48,745)
Net interest income (expense)	59,302	54,347	(7,673)	(33,143)	72,833
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	58,702	54,347	(7,673)	(33,143)	72,233

Operating lease income	—	—	37,395	—	37,395
Tenant recoveries	—	—	3,271	—	3,271
Sale of loans, net	146,708	—	—	—	146,708
Realized gain on securities	—	4,231	—	—	4,231
Unrealized gain (loss) on Agency interest-only securities	—	(2,665)	—	—	(2,665)
Realized gain on sale of real estate, net	—	—	13,565	—	13,565
Fee income	2,963	195	312	4,452	7,922
Net result from derivative transactions	15,836	12,239	—	—	28,075
Earnings from investment in unconsolidated joint ventures	—	—	—	3,203	3,203
Total other income	165,507	14,000	54,543	7,655	241,705

Salaries and employee benefits	(26,250)	—	—	(34,788)	(61,038)
Operating expenses	201	—	(7)	(15,131)	(14,937)
Real estate operating expenses	—	—	(17,404)	—	(17,404)
Real estate acquisition costs	—	—	(3,626)	—	(3,626)
Fee expense	(1,981)	(375)	(33)	(566)	(2,955)
Depreciation and amortization	—	—	(20,968)	(547)	(21,515)
Total costs and expenses	(28,030)	(375)	(42,038)	(51,032)	(121,475)

Tax expense	—	—	—	(3,730)	(3,730)
Segment profit (loss)	$196,179	$67,972	$4,832	$(80,250)	$188,733

Total assets as of December 31, 2013	$979,568	$1,657,246	$626,362	$219,040	$3,482,216

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $33.7 million and $2.1 million as of December 31, 2015 and 2014, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $48,771 and $3.9 million as of December 31, 2015 and 2014, respectively, the Company’s investment in FHLB stock of $77.9 million and $72.3 million as of December 31, 2015 and 2014, respectively, the Company’s deferred tax asset of $5.0 million and $8.2 million as of December 31, 2015 and 2014, respectively and the Company’s senior unsecured notes of $612.6 million and $610.1 million as of December 31, 2015 and 2014, respectively.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes the combined consolidated quarterly financial information for the Company ($ in thousands except per share and dividend amounts):

	Q4 2015		Q3 2015	Q2 2015	Q1 2015

Interest income	$62,903		$63,013	$59,239	$56,384
Net interest income after provision for loan losses	33,297		33,328	31,602	29,409
Other income	72,183	(1)	7,549	86,452	35,037
Costs and expenses	38,347		42,260	44,180	43,379
Income (loss) before taxes	67,133		(1,383)	73,874	21,067
Income tax expense (benefit)	10,457		(4,181)	5,177	3,104
Net income	56,676		2,798	68,697	17,963
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(2,146)		85	684	(191)
Net (income) loss attributable to noncontrolling interest in operating partnership	(27,407)		430	(35,171)	(8,597)
Net income attributable to Class A common shareholders	$27,123		$3,313	$34,210	$9,175

Earnings per share:
Basic	$0.51		$0.06	$0.68	$0.18
Diluted	$0.50		$0.06	$0.67	$0.15

Dividends per share of common stock	$1.450		$0.275	$0.250	$0.250

	Q4 2014		Q3 2014	Q2 2014	Q1 2014

Interest income	$56,931		$48,459	$45,112	$36,822
Net interest income after provision for loan losses	30,728		28,381	28,211	21,831
Other income	31,906		61,337	55,489	40,434
Costs and expenses	48,045		42,207	45,258	38,575
Income before taxes	14,589		47,511	38,442	23,690
Income tax expense (benefit)	2,783		10,335	8,199	5,289
Net income	11,806		37,176	30,243	18,401
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(83)		306	(46)	192
Net (income) loss attributable to predecessor unitholders	—		—	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(7,350)		(22,827)	(17,691)	(18,568)
Net income attributable to Class A common shareholders	$4,374		$14,656	$12,505	$12,652

Earnings per share:
Basic	$0.09		$0.30	$0.26	$0.26
Diluted	$0.09		$0.28	$0.22	$0.24

(1)
Increase in the quarter ended December 31, 2015 was primarily the result of an increase in net result from derivative transactions and gain on sale of real estate, net, offset by decrease in gain on sale of loans.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Stock Dividend and Distribution of Accumulated Earnings and Profits

On January 21, 2016, the Company paid an aggregate of $15.5 million in cash to its Class A shareholders, accrued for dividends payable on unvested restricted stock of $0.5 million and issued 5,607,762 shares of its Class A common stock, equivalent to $64.1 million, in connection with the fourth quarter 2015 dividend of $1.45 per share. The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2015 dividend was determined based on shareholder elections and the volume weighted average price of $11.43 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 8, 2016, the date that election forms were due. In connection with the dividend, the Company also issued 4,468,031 shares of its Class B common stock and each of Series REIT and Series TRS of LCFH, issued 10,075,793 Series LP units corresponding to these Class A and Class B shares. The Company believes that the total value of its 2015 dividends was sufficient to fully distribute its 2015 taxable income and its accumulated earnings and profits.

Borrowings under Credit Agreement

On January 24, 2016, the Company executed an amendment and extension of its credit agreement with one of its multiple committed financing counterparties, extending the maximum term of the credit agreement to April 24, 2016.

Senior Unsecured Notes

During the period from January 1, 2016 through March 4, 2016, the Company retired $20.6 million of principal of the 2017 Notes for a repurchase price of $20.2 million recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $298.9 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

During the period from January 1, 2016 through March 4, 2016, the Company retired $21.7 million of principal of the 2021 Notes for a repurchase price of $17.9 million recognizing a $3.5 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt. The remaining $278.3 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

Revolving Credit Facility

On February 26, 2016, the Company executed an amendment of its revolving credit facility, providing for, among other things, increasing the maximum funding capacity of the facility to $143.0 million.

Stock Repurchases

During the period from January 1, 2016 through March 4, 2016, the Company repurchased 151,588 shares of Class A common stock for an aggregate price of $1.6 million or an average of $10.57 per share. As of March 4, 2016, the Company has a remaining amount available for repurchase of $47.4 million.

FHLB Financing

On January 20, 2016, the Federal Housing Finance Agency (the “FHFA’’), regulator of the FHLB, published a final rule in the Federal Register amending its regulation regarding the eligibility of captive insurance companies for FHLB membership. The final rule was effective February 19, 2016.
According to the final rule, Ladder’s captive insurance company subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”), may remain a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with two exceptions:

1)	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021, and

2)	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed forty percent of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 43.4% of the Company’s outstanding debt obligations as of December 31, 2015. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
The Transition Period allows time for events to occur that may impact Tuebor’s long-term membership in the FHLB, including further regulatory changes, the enactment of legislation, or the filing of litigation challenging the validity of the final rule. During this period, a combination of these external events and/or Tuebor’s own actions could result in the emergence of feasible alternative approaches for it to retain its FHLB membership.
There is no assurance that the FHFA or the FHLB may not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2015
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Radford, VA	$—	$411	$896	$256	$—	$411	$896	$257	$1,564	$(1)	12/23/15	2015	15-40yrs
Retail Property in Albion, PA	—	100	1,033	392	—	100	1,033	392	1,525	(2)	12/23/15	2015	14-50yrs
Retail Property in Rural Retreat, VA	—	328	811	260	—	328	811	260	1,399	(1)	12/23/15	2015	15-40yrs
Retail Property in Mount Vernon, AL	—	187	876	174	—	187	876	174	1,237	(1)	12/23/15	2015	14-44yrs
Retail Property in Malone, NY	—	183	1,154	137	—	183	1,154	137	1,474	(2)	12/16/15	2015	14-39yrs
Retail Property in Mercedes, TX	—	257	874	132	—	257	874	132	1,263	(1)	12/16/15	2015	15-45yrs
Retail Property in Gordonville, MO	776	247	787	173	—	247	787	173	1,207	(5)	11/10/15	2015	15-40yrs
Retail Property in Rice, MN	822	200	859	184	—	199	859	184	1,242	(7)	10/28/15	2015	15-30yrs
Retail Property in Bixby, OK	8,002	2,609	7,776	1,765	—	2,610	7,776	1,765	12,151	(52)	10/27/15	2012	12-37yrs
Retail Property in Farmington, IL	901	96	1,161	150	—	97	1,161	150	1,408	(7)	10/23/15	2015	15-40yrs
Retail Property in Grove, OK	3,647	402	4,364	817	—	402	4,364	817	5,583	(34)	10/20/15	2012	12-37yrs
Retail Property in Jenks, OK	8,855	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(68)	10/19/15	2009	9-38yrs
Retail Property in Bloomington, IL	822	173	984	138	—	173	984	137	1,294	(7)	10/14/15	2015	15-40yrs
Retail Property in Montrose, MN	—	149	876	169	—	148	876	169	1,193	(9)	10/14/15	2015	15-30yrs
Retail Property in Lincoln County, MO	743	149	800	188	—	149	800	188	1,137	(6)	10/14/15	2015	15-40yrs
Retail Property in Wilmington, IL	908	161	1,078	160	—	161	1,078	160	1,399	(9)	10/07/15	2015	15-40yrs
Retail Property in Danville, IL	743	158	870	132	—	158	870	132	1,160	(6)	10/07/15	2015	15-40yrs
Retail Property in Moultrie, GA	935	170	962	173	—	170	962	173	1,305	(12)	09/22/15	2014	14-44yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Rose Hill, NC	1,005	245	972	203	—	245	972	203	1,420	(11)	09/22/15	2014	14-44yrs
Retail Property in Rockingham, NC	825	73	922	163	—	73	922	163	1,158	(11)	09/22/15	2014	14-44yrs
Retail Property in Biscoe, NC	864	147	905	164	—	147	905	164	1,216	(10)	09/22/15	2014	14-44yrs
Retail Property in De Soto, IL	707	139	796	176	—	139	796	176	1,111	(10)	09/08/15	2015	15-35yrs
Retail Property in Kerrville, TX	769	186	849	200	—	187	849	200	1,236	(14)	08/28/15	2015	15-35yrs
Retail Property in Floresville, TX	816	268	828	216	—	268	828	216	1,312	(13)	08/28/15	2015	15-35yrs
Retail Property in Minot, ND	4,704	1,856	4,472	618	—	1,856	4,472	618	6,946	(56)	08/19/15	2012	13-38yrs
Retail Property in Lebanon, MI	822	359	724	178	—	359	724	178	1,261	(10)	08/14/15	2015	15-40yrs
Retail Property in Effingham County, IL	822	273	774	205	—	273	773	206	1,252	(13)	08/10/15	2015	15-40yrs
Retail Property in Ponce, Puerto Rico	6,530	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(94)	08/03/15	2012	12-37yrs
Retail Property in Tremont, IL	794	164	860	168	—	164	860	168	1,192	(17)	06/25/15	2015	15-35yrs
Retail Property in Pleasanton, TX	871	311	850	216	—	311	850	216	1,377	(19)	06/24/15	2015	15-35yrs
Retail Property in Peoria, IL	860	180	934	179	—	180	934	179	1,293	(18)	06/24/15	2015	15-35yrs
Retail Property in Bridgeport, IL	827	192	874	175	—	192	874	175	1,241	(17)	06/24/15	2015	15-35yrs
Retail Property in Warren, MN	698	108	825	157	—	108	825	157	1,090	(20)	06/24/15	2015	15-30yrs
Retail Property in Canyon Lake, TX	913	291	932	220	—	291	932	220	1,443	(21)	06/18/15	2015	15-35yrs
Retail Property in Wheeler, TX	721	53	887	188	—	52	887	188	1,127	(19)	06/18/15	2015	15-35yrs
Retail Property in Aurora, MN	—	126	709	157	—	127	709	157	993	(15)	06/18/15	2015	15-40yrs
Retail Property in Red Oak, IA	778	190	839	179	—	190	839	179	1,208	(25)	05/07/15	2014	15-35yrs
Retail Property in Zapata, TX	745	62	998	145	—	62	998	144	1,204	(31)	05/07/15	2015	15-35yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in St. Francis, MN	732	105	911	163	—	105	911	164	1,180	(35)	03/26/15	2014	15-35yrs
Retail Property in Yorktown, TX	784	97	1,005	199	—	97	1,005	199	1,301	(38)	03/25/15	2015	15-35yrs
Retail Property in Battle Lake, MN	719	136	875	157	—	136	875	157	1,168	(37)	03/25/15	2014	15-30yrs
Retail Property in Paynesville, MN	803	246	816	192	—	246	816	192	1,254	(32)	03/05/15	2015	15-40yrs
Retail Property in Wheaton, MO	655	73	800	97	—	73	800	97	970	(27)	03/05/15	2015	15-40yrs
Retail Property in Rotterdam, NY	—	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(525)	03/03/15	1996	8-20yrs
Retail Property in Hilliard, OH	4,607	654	4,870	860	—	654	4,870	860	6,384	(150)	03/02/15	2007	12-41yrs
Retail Property in Niles, OH	3,743	437	4,084	680	—	437	4,084	679	5,200	(125)	03/02/15	2007	12-41yrs
Retail Property in Rockland, MA	—	2,876	4,743	1,001	—	2,876	4,743	1,001	8,620	(183)	02/20/15	2004	12-40yrs
Retail Property in Crawfordsville, IN	—	348	4,975	678	—	347	4,975	678	6,000	(156)	02/20/15	2004	13-40yrs
Retail Property in Youngstown, OH	—	380	4,363	658	—	380	4,363	657	5,400	(141)	02/20/15	2005	12-40yrs
Retail Property in Kings Mountain, NC	18,788	1,368	23,236	3,266	—	1,368	23,236	3,266	27,870	(796)	01/29/15	1995	10-35yrs
Retail Property in Iberia, MO	902	130	1,033	165	—	130	1,033	165	1,328	(40)	01/23/15	2015	14-39yrs
Retail Property in Pine Island, MN	775	112	845	185	—	112	845	185	1,142	(39)	01/23/15	2014	15-40yrs
Retail Property in Isle, MN	729	120	787	171	—	120	787	170	1,077	(37)	01/23/15	2014	15-40yrs
Retail Property in Jacksonville, NC	5,723	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(215)	01/22/15	2014	15-44yrs
Retail Property in Evansville, IN	6,475	1,788	6,348	864	—	1,788	6,348	864	9,000	(286)	11/26/14	2014	15-35yrs
Retail Property in Woodland Park, CO	2,815	668	2,681	620	—	668	2,681	620	3,969	(156)	11/14/14	2014	15-35yrs
Retail Property in Bellport, NY	12,900	3,601	12,465	2,034	—	3,601	12,465	2,034	18,100	(612)	11/13/14	2014	15-35yrs
Retail Property in Ankeny, IA	11,766	3,180	10,513	2,843	—	3,180	10,513	2,843	16,536	(549)	11/04/14	2013	14-39yrs
Retail Property in Springfield, MO	8,418	3,658	6,296	1,868	—	3,659	6,296	1,868	11,823	(358)	11/04/14	2011	12-37yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Cedar Rapids, IA	7,840	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(463)	11/04/14	2012	10-30yrs
Retail Property in Fairfield, IA	7,626	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(400)	11/04/14	2011	12-37yrs
Retail Property in Owatonna, MN	7,173	1,398	7,125	1,563	—	1,398	7,125	1,563	10,086	(382)	11/04/14	2010	11-36yrs
Retail Property in Muscatine, IA	5,144	1,060	6,636	1,293	—	1,060	6,636	1,293	8,989	(366)	11/04/14	2013	10-29yrs
Retail Property in Sheldon, IA	3,094	633	3,053	707	—	633	3,053	707	4,393	(163)	11/04/14	2011	12-37yrs
Retail Property in Memphis, TN	3,938	1,986	2,800	799	—	1,986	2,801	799	5,586	(331)	10/24/14	1962	5-15yrs
Retail Property in Bennett, CO	2,497	470	2,503	563	—	470	2,503	563	3,536	(163)	10/02/14	2014	14-34yrs
Retail Property in Conyers, GA	22,857	876	27,396	4,258	—	876	27,396	4,258	32,530	(1,343)	08/28/14	2014	15-45yrs
Retail Property in O'Fallon, IL	5,691	2,488	5,388	1,036	—	2,488	5,387	1,036	8,911	(682)	08/08/14	1984	7-15yrs
Retail Property in El Centro, CA	2,986	569	3,133	575	—	569	3,133	575	4,277	(171)	08/08/14	2014	15-50yrs
Retail Property in Durant, OK	3,226	594	3,900	498	—	594	3,899	498	4,991	(383)	01/28/13	2007	10-40yrs
Retail Property in Gallatin, TN	3,297	1,725	2,616	721	—	1,725	2,616	721	5,062	(349)	12/28/12	2007	11-40yrs
Retail Property in Mt. Airy, NC	2,928	729	3,353	599	—	729	3,352	599	4,680	(376)	12/27/12	2007	9-39yrs
Retail Property in Aiken, SC	3,856	1,588	3,480	858	—	1,588	3,480	858	5,926	(426)	12/21/12	2008	11-41yrs
Retail Property in Johnson City, TN	3,428	917	3,607	739	—	917	3,606	739	5,262	(429)	12/21/12	2007	11-40yrs
Retail Property in Palmview, TX	4,601	938	4,837	1,044	—	938	4,837	1,045	6,820	(493)	12/19/12	2012	11-44yrs
Retail Property in Ooltewah, TN	3,853	903	3,957	843	—	903	3,957	843	5,703	(460)	12/18/12	2008	11-41yrs
Retail Property in Abingdon, VA	3,094	682	3,733	623	—	682	3,733	623	5,038	(396)	12/18/12	2006	11-41yrs
Retail Property in Wichita, KS	4,822	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	(743)	12/14/12	2012	14-34yrs
Retail Property in North Dartsmouth, MA	19,170	7,033	19,745	3,187	—	7,033	19,745	3,187	29,965	(4,005)	09/21/12	1989	10-20yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Vineland, NJ	13,929	1,482	17,742	3,282	—	1,482	17,743	3,282	22,507	(2,801)	09/21/12	2003	12-30yrs
Retail Property in Saratoga Springs, NY	12,421	748	13,936	5,538	—	748	13,936	5,538	20,222	(2,649)	09/21/12	1994	15-27yrs
Retail Property in Waldorf, MD	12,208	4,933	11,684	2,803	—	4,933	11,684	2,803	19,420	(2,149)	09/21/12	1999	10-25yrs
Retail Property in Mooresville, NC	10,807	2,615	12,462	2,566	—	2,616	12,462	2,566	17,644	(2,355)	09/21/12	2000	12-24yrs
Retail Property in Sennett, NY	4,751	1,147	4,480	1,848	—	1,147	4,481	1,848	7,476	(1,042)	09/21/12	1996	10-23yrs
Retail Property in DeLeon Springs, FL	825	239	782	221	—	239	782	221	1,242	(167)	08/13/12	2011	15-35yrs
Retail Property in Orange City, FL	797	229	853	235	—	229	853	235	1,317	(180)	05/23/12	2011	15-35yrs
Retail Property in Satsuma, FL	716	79	821	192	—	79	821	192	1,092	(176)	04/19/12	2011	15-35yrs
Retail Property in Greenwood, AR	3,438	1,038	3,415	694	—	1,038	3,415	694	5,147	(481)	04/12/12	2009	13-43yrs
Retail Property in Snellville, GA	5,329	1,293	5,724	983	—	1,293	5,724	983	8,000	(975)	04/04/12	2011	14-34yrs
Retail Property in Columbia, SC	5,184	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	(824)	04/04/12	2001	14-34yrs
Retail Property in Millbrook, AL	4,636	970	5,972	—	—	970	5,971	—	6,941	(707)	03/28/12	2008	32yrs
Retail Property in Pittsfield, MA	11,161	1,801	11,556	1,344	—	1,801	11,555	1,344	14,700	(1,694)	02/17/12	2011	14-34yrs
Retail Property in Spartanburg, SC	2,748	828	2,567	718	—	827	2,567	718	4,112	(515)	01/14/11	2007	12-42yrs
Retail Property in Tupelo, MS	3,090	1,120	3,070	939	—	1,119	3,070	939	5,128	(680)	08/13/10	2007	12-47yrs
Retail Property in Lilburn, GA	3,474	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(786)	08/12/10	2007	12-47yrs
Retail Property in Douglasville, GA	3,264	1,717	2,705	987	—	1,717	2,705	987	5,409	(620)	08/12/10	2008	13-48yrs
Retail Property in Elkton, MD	2,928	963	3,049	860	—	963	3,049	860	4,872	(659)	07/27/10	2008	14-49yrs
Retail Property in Lexington, SC	2,898	1,644	2,219	869	—	1,644	2,219	869	4,732	(564)	06/28/10	2009	13-48yrs
Total Net Lease	359,284	94,116	405,569	83,495	—	94,116	405,565	83,494	583,175	(37,759)

			Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances		Land	Building	Intangibles		Land	Building	Intangibles	Total

Shopping Center in Carmel, NY	—		2,041	3,632	1,033	116	2,041	3,748	1,033	6,822		(59)	10/14/15	1985	5-20yrs
Office in Wayne, NJ	6,682		1,386	5,474	2,840	—	1,386	5,474	2,840	9,700		(218)	06/24/15	1980	10-40yrs
Warehouse in Grand Rapids, MI	7,252		497	8,157	1,077	—	497	8,157	1,077	9,731		(204)	06/18/15	1963	8-35yrs
Office in Grand Rapids, MI	4,937		547	5,157	596	—	547	5,157	596	6,300		(180)	06/18/15	1992	6-28yrs
Office in St. Paul, MN	49,228		9,415	33,682	20,566	504	9,415	34,561	20,520	64,496		(7,218)	09/22/14	1900	7-19yrs
Office in Richmond, VA	15,809		4,539	12,633	2,707	607	4,539	13,240	2,704	20,483		(2,051)	08/14/14	1986	4-33yrs
Office in Richmond, VA	89,424		14,632	89,104	16,183	2,523	14,631	90,066	16,923	121,620		(22,350)	06/07/13	1984	4-41yrs
Office in Oakland County, MI	12,045		1,147	7,707	9,932	1,404	1,147	9,111	9,556	19,814		(8,336)	02/01/13	1989	4-35yrs
Total Other	185,377		34,204	165,546	54,934	5,154	34,203	169,514	55,249	258,966		(40,616)
Condominium in Miami, FL	—		10,487	67,895	1,618	1,667	4,909	33,452	758	39,119		(1,863)	11/21/13	2010	7-47yrs
Condominium in Las Vegas, NV	—		4,900	114,100	—	—	4,900	31,675	—	36,575		(2,818)	12/20/12	2006	40yrs
Total Condominium	—		15,387	181,995	1,618	1,667	9,809	65,127	758	75,694		(4,681)
Total Real Estate	$544,661	(2)	$143,707	$753,110	$140,047	$6,821	$138,128	$640,206	$139,501	$917,835	(3)	$(83,056)

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.
(2)         Includes $11.8 million of encumbrances from repurchase agreements.
(3)         The aggregate cost for U.S. federal income tax purposes is $872.9 million at December 31, 2015.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2014 to December 31, 2015 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2014	$819,591	$697,965	$121,626
Improvements and additions	232,582	230,915	1,667
Acquisitions through foreclosures	6,706	6,706	—
Dispositions	(141,044)	(93,446)	(47,598)
Impairments	—	—	—
Balance at December 31, 2015	$917,835	$842,140	$75,695

The following table reconciles real estate from December 31, 2013 to December 31, 2014 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2013	$649,820	$474,465	$175,355
Improvements and additions	267,367	267,367	—
Acquisitions through foreclosures	—	—	—
Dispositions	(97,596)	(43,867)	(53,729)
Impairments	—	—	—
Balance at December 31, 2014	$819,591	$697,965	$121,626

The following table reconciles real estate from December 31, 2012 to December 31, 2013 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2012	$384,082	$265,082	$119,000
Improvements and additions	289,383	209,383	80,000
Acquisitions through foreclosures	—	—	—
Dispositions	(23,645)	—	(23,645)
Impairments	—	—	—
Balance at December 31, 2013	$649,820	$474,465	$175,355

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2014 to December 31, 2015 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2014	$50,605	$45,856	$4,749
Additions	40,490	38,213	2,277
Dispositions	(8,039)	(5,693)	(2,346)
Balance at December 31, 2015	$83,056	$78,376	$4,680

The following table reconciles accumulated depreciation and amortization from December 31, 2013 to December 31, 2014 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2013	$25,601	$23,061	$2,540
Additions	28,916	25,212	3,704
Dispositions	(3,912)	(2,417)	(1,495)
Balance at December 31, 2014	$50,605	$45,856	$4,749

The following table reconciles accumulated depreciation and amortization from December 31, 2012 to December 31, 2013 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2012	$4,061	$4,061	$—
Additions	21,821	19,000	2,821
Dispositions	(281)	—	(281)
Balance at December 31, 2013	$25,601	$23,061	$2,540

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2015
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest

First Mortgages individually >3%
First Mortgage	Hotel	9.39%	1/6/2016	IO	$—	$107,887	$107,472		$—
First Mortgage	Retail	10%	1/6/2016	IO	—	104,000	103,865		—
First Mortgage	Hotel	5.28%	3/6/2016	P&I	—	73,023	72,933		—
First Mortgage	Hotel	5%	9/6/2017	IO	—	97,500	96,892		—
First Mortgage	Hotel	5.5%	12/6/2017	IO	—	77,541	77,240		—
First Mortgage	Multi-family	2.87%	4/6/2020	IO	—	120,000	120,000		—
First Mortgages individually <3%
First Mortgage	Condo, Hotel, Industrial, Land, Mobile Home Park, Mixed Use Multi-family, Office, Other Commercial, Retail	4.00% - 11.25%	2016 - 2033		—	1,453,915	1,449,574		—
Total First Mortgages					$—	$2,033,866	$2,027,976		$—

Subordinated Mortgages individually >3%
Subordinate Mortgage	Hotel	6.28%	2/6/2016	IO	$—	$75,000	$74,908		$—
Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel, Industrial, Land, Mobile Home Park, Mixed Use Multi-family, Office, Other Commercial, Retail	6.04% - 19.00%	2016 - 2025		1,266,259	212,328	211,225		—
Total Subordinated Mortgages					$1,266,259	$287,328	$286,133		$—

Total Mortgages					$1,266,259	$2,321,194	$2,314,109		$—

Provision for Loan Losses					N/A	N/A	$(3,700)		N/A

Total Mortgages after Provision for Loan Losses					$1,266,259	$2,321,194	$2,310,409	(3)	$—

(1)    Interest rates as of December 31, 2015.
(2)    IO = Interest only.
P&I = Principal and interest.
(3)     The aggregate cost for U.S. federal income tax purposes is $2.3 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2012 to December 31, 2015 ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2014	$1,521,053	$417,955	$1,939,008
Origination of mortgage loan receivables	963,023	2,594,141	3,557,164
Repayment of mortgage loan receivables	(752,452)	(2,308)	(754,760)
Proceeds from sales of mortgage loan receivables	—	(2,509,090)	(2,509,090)
Non-cash disposition of loan via foreclosure	(4,620)	—	(4,620)
Realized gain on sale of mortgage loan receivables	—	71,066	71,066
Accretion/amortization of discount, premium and other fees	12,241	—	12,241
Loan loss provision	(600)	—	(600)
Balance December 31, 2015	$1,738,645	$571,764	$2,310,409

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2013	$539,078	$440,490	$979,568
Origination of mortgage loan receivables	1,201,968	3,345,372	4,547,340
Repayment of mortgage loan receivables	(214,511)	(1,293)	(215,804)
Proceeds from sales of mortgage loan receivables	—	(3,523,689)	(3,523,689)
Realized gain on sale of mortgage loan receivables	—	145,275	145,275
Transfer between held for investment and held for sale	(11,800)	11,800	—
Accretion/amortization of discount, premium and other fees	6,918	—	6,918
Loan loss provision	(600)	—	(600)
Balance December 31, 2014	$1,521,053	$417,955	$1,939,008

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2012	$326,318	$623,333	$949,651
Origination of mortgage loan receivables	486,072	2,013,674	2,499,746
Repayment of mortgage loan receivables	(268,093)	(5,840)	(273,933)
Proceeds from sales of mortgage loan receivables	—	(2,345,705)	(2,345,705)
Realized gain on sale of mortgage loan receivables	—	146,708	146,708
Transfer between held for investment and held for sale	(8,320)	8,320	—
Accretion/amortization of discount, premium and other fees	3,701	—	3,701
Loan loss provision	(600)	—	(600)
Balance December 31, 2013	$539,078	$440,490	$979,568

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, in accordance with Rule 13a-14 under the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and procedures evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2016, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2016, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2016, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2016, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 7, 2016, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2015)
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 8, 2015)
3.3	Amended and Restated Bylaws of Ladder Capital Corp (incorporated by reference to Exhibit 3.3 of the Company’s registration statement on Form S-1 filed on December 24, 2013)
4.1	Form of Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
4.2	Amended and Restated Registration Rights Agreement, dated February 11, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K filed on March 6, 2015)
4.3	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated as of January 28, 2015 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K filed on March 6, 2015)
4.4
Indenture for the 2017 Notes, dated as of September 19, 2012, among Ladder Capital Finance Holdings LLLP, and Ladder Capital Finance Corporation as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to registration statement on Form S-4 (No. 353-188224) filed on April 30, 2013 by Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corp)

4.5
First Supplemental Indenture for the 2017 Notes, dated as of March 12, 2014, by and among certain subsidiaries of Ladder Capital Corp, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K filed on March 6, 2015)

4.6
Second Supplemental Indenture for the 2017 Notes, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.7
Third Supplemental Indenture for the 2017 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2015)

4.8
Indenture for the 2021 Notes, dated as of August 1, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 1, 2014)

4.9
First Supplemental Indenture for the 2021 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 5, 2015)

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner

10.3
Amended and Restated Tax Receivable Agreement, dated as of December 31, 2014, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC and each of the TRA Members (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 5, 2015)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.4
Counterpart Agreement, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, and with respect to Section 3 thereof only, Ladder Capital Finance Holdings LLLP, Ladder Midco LLC and Ladder Midco II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2015)

10.5
Purchase Agreement for the 2021 Notes, dated July 29, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 1, 2014)

10.6 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1 (Amendment No. 3, filed January 21, 2014))
10.7 #
Harris Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.8 #
Harney Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.9 #
Mazzei Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.5 of the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.10 #	McCormack Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K filed on March 6, 2015)
10.11 #	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s registration statement on Form S-8 (filed on June 13, 2014))
10.12 #	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.13 #	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.14 #	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.15 #	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.16 #	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.17 #
Ladder Capital Finance Holdings LLLP Amended and Restated 2008 Incentive Equity Plan (incorporated by reference to Exhibit 10.10 of the Company’s draft registration statement on Form S-1 (filed on June 28, 2013))

10.18 #	Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 6, 2014)
10.19 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.20
Loan Referral Agreement between Ladder Capital Finance LLC and Meridian Capital Group, LLC, dated as of September 22, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s draft registration statement on Form S-1 (filed on June 28, 2013)

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Ladder Capital Corp
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) the Combined Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Combined Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Combined Consolidated Statements of Changes in Equity/Capital for the years ended December 31, 2015, 2014 and 2013; (v) the Combined Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to the Combined Consolidated Financial Statements.

*                                        The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

#                                 Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL CORP
(Registrant)

Date: March 4, 2016	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	March 4, 2016
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2016
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	March 4, 2016
Alan Fishman

/s/ JONATHAN BILZIN	Director	March 4, 2016
Jonathan Bilzin

/s/ DOUGLAS DURST	Director	March 4, 2016
Douglas Durst

/s/ HOWARD PARK	Director	March 4, 2016
Howard Park

/s/ MARK ALEXANDER	Director	March 4, 2016
Mark Alexander