Form 10-Q
period 2016-03-31
Ladder Capital Corp
filed 2016-05-06
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Class A Common Stock, $0.001 par value	63,191,252
Class B Common Stock, $0.001 par value	46,445,729

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2016

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”), as well as our combined consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

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

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The combined consolidated financial statements of Ladder Capital Corp and the notes related to the foregoing combined consolidated financial statements are included in this Item 1.

Ladder Capital Corp
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$82,678	$108,959
Cash collateral held by broker	30,054	30,811
Mortgage loan receivables held for investment, net, at amortized cost	1,572,833	1,738,645
Mortgage loan receivables held for sale	353,331	571,764
Real estate securities, available-for-sale	2,598,874	2,407,217
Real estate and related lease intangibles, net	809,230	834,779
Investments in unconsolidated joint ventures	34,855	33,797
FHLB stock	77,915	77,915
Derivative instruments	215	2,821
Accrued interest receivable	22,140	22,776
Other assets	73,170	65,728
Total assets	$5,655,295	$5,895,212
Liabilities and Equity
Liabilities
Debt obligations	$4,091,449	$4,274,723
Due to brokers	8,922	—
Derivative instruments	12,743	5,504
Amount payable pursuant to tax receivable agreement	1,910	1,910
Dividends payable	1,943	17,456
Accrued expenses	33,252	78,142
Other liabilities	23,773	26,069
Total liabilities	4,173,992	4,403,804
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 64,237,833 and 55,758,710 shares issued and 63,191,252 and 55,209,849 shares outstanding	64	55
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 46,445,729 and 44,055,987 shares issued and outstanding	46	44
Additional paid-in capital	869,324	776,866
Treasury stock, 1,046,581 and 548,861 shares, at cost	(11,244)	(5,812)
Retained Earnings/(Dividends in Excess of Earnings)	(26,528)	60,618
Accumulated other comprehensive income (loss)	16,139	(3,556)
Total shareholders’ equity	847,801	828,215
Noncontrolling interest in operating partnership	628,025	657,380
Noncontrolling interest in consolidated joint ventures	5,477	5,813
Total equity	1,481,303	1,491,408

Total liabilities and equity	$5,655,295	$5,895,212

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net interest income
Interest income	$59,601	$56,383
Interest expense	29,536	26,824
Net interest income	30,065	29,559
Provision for loan losses	150	150
Net interest income after provision for loan losses	29,915	29,409

Other income
Operating lease income	19,294	19,147
Tenant recoveries	1,335	2,526
Sale of loans, net	7,830	30,027
Realized gain (loss) on securities	(573)	12,150
Unrealized gain (loss) on Agency interest-only securities	660	(1,318)
Realized gain on sale of real estate, net	6,095	7,662
Fee and other income	2,975	3,541
Net result from derivative transactions	(50,862)	(39,139)
Earnings from investment in unconsolidated joint ventures	794	441
Gain on extinguishment of debt	5,382	—
Total other income (loss)	(7,070)	35,037
Costs and expenses
Salaries and employee benefits	12,615	13,758
Operating expenses	6,295	8,803
Real estate operating expenses	5,719	9,372
Real estate acquisition costs	—	600
Fee expense	731	1,123
Depreciation and amortization	9,802	9,723
Total costs and expenses	35,162	43,379
Income (loss) before taxes	(12,317)	21,067
Income tax expense (benefit)	(873)	3,104
Net income (loss)	(11,444)	17,963
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	232	(191)
Net (income) loss attributable to noncontrolling interest in operating partnership	5,673	(8,597)
Net income (loss) attributable to Class A common shareholders	$(5,539)	$9,175

	Three Months Ended March 31,
	2016	2015

Earnings per share:
Basic	$(0.09)	$0.18
Diluted	$(0.09)	$0.15

Weighted average shares outstanding:
Basic	59,596,889	49,986,082
Diluted	59,596,889	98,098,672

Dividends per share of Class A common stock (Note 11):	$0.275	$0.25

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(11,444)	$17,963

Other comprehensive income
Unrealized gains on securities, net of tax:
Unrealized gain on real estate securities, available for sale (1)	34,394	30,874
Reclassification adjustment for (gains) included in net income (2)	(11)	(12,372)

Total other comprehensive income	34,383	18,502

Comprehensive income	22,939	36,465
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	232	(191)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$23,171	$36,274
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(9,243)	(17,511)
Comprehensive income attributable to Class A common shareholders	$13,928	$18,763

(1)	Amounts are net of provision for (benefit from) income taxes of $0.8 million for the three months ended March 31, 2015.

(2)	Amounts are net of (provision for) benefit from income taxes of $(0.3) million for the three months ended March 31, 2015.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408
Contributions	—	—	—	—	—	—	—	—	250	—	250
Distributions	—	—	—	—	—	—	—	—	(12,937)	(104)	(13,041)
Equity based compensation	—	—	—	—	119	—	—	—	3,345	—	3,464
Grants of restricted stock	794	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(424)	—	—	—	—	(4,652)	—	—	—	—	(4,652)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(73)	—	(1)	—	—	(780)	—	—	(6)	—	(786)
Dividends declared	—	—	—	—	—	—	(17,507)	—	—	—	(17,507)
Stock dividends	5,606	6	4,469	4	64,090	—	(64,100)	—	—	—	—
Exchange of noncontrolling interest for common stock	2,078	2	(2,078)	(2)	27,675	—	—	(122)	(28,325)	—	(772)
Net income (loss)	—	—	—	—	—	—	(5,539)	—	(5,673)	(232)	(11,444)
Other comprehensive income	—	—	—	—	—	—	—	19,467	14,916	—	34,383
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	575	—	—	350	(925)	—	—
Balance, March 31, 2016	63,191	$64	46,446	$46	$869,324	$(11,244)	$(26,528)	$16,139	$628,025	$5,477	$1,481,303

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2014	51,432	$51	47,647	$—	$725,538	$—	$44,187	$15,656	$711,674	$8,101	$1,505,207
Contributions	—	—	—	—	—	—	—	—	—	74	74
Distributions	—	—	—	—	—	—	—	—	(68,673)	(3,930)	(72,603)
Amendment of the par value of the Class B shares from no par value per share to $0.001 per share	—	—	—	47	—	—	—	—	(47)	—	—
Equity based compensation	—	—	—	—	417	—	—	—	13,371	—	13,788
Grants of restricted stock	700	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(84)	—	—	—	—	(994)	—	—	—	—	(994)
Re-issuance of treasury stock	26	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(262)	—	(5)	—	—	(4,818)	—	—	(79)	—	(4,897)
Forfeitures	(188)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(57,390)	—	—	—	(57,390)
Exchange of noncontrolling interest for common stock	3,586	3	(3,586)	(3)	53,011	—	—	645	(53,656)	—	—
Adjustment to the Tax Receivable Agreement as a result of the exchange of Class B shares	—	—	—	—	(1,366)	—	—	—	—	—	(1,366)
Net income	—	—	—	—	—	—	73,821	—	70,745	1,568	146,134
Other comprehensive income	—	—	—	—	—	—	—	(20,046)	(16,499)	—	(36,545)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(733)	—	—	189	544	—	—
Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(11,444)	$17,963
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	(5,382)	—
Depreciation and amortization	9,802	9,723
Unrealized (gain) loss on derivative instruments	9,630	11,395
Unrealized (gain) loss on Agency interest-only securities	(660)	1,318
Provision for loan losses	150	150
Amortization of equity based compensation	3,464	3,139
Amortization of deferred financing costs included in interest expense	2,688	1,593
Amortization of premium on mortgage loan financing	(216)	(192)
Amortization of above- and below-market lease intangibles	(27)	405
Amortization of premium/(accretion) of discount and other fees on loans	(3,013)	(1,591)
Amortization of premium/(accretion) of discount and other fees on securities	18,958	22,082
Realized gain on sale of mortgage loan receivables held for sale	(7,830)	(30,027)
Realized (gain) loss on real estate securities	573	(12,150)
Realized gain on sale of real estate, net	(6,095)	(7,662)
Origination and purchases of mortgage loan receivables held for sale	(91,027)	(391,934)
Repayment of mortgage loan receivables held for sale	524	164
Proceeds from sales of mortgage loan receivables held for sale	316,766	589,169
Earnings on investment in unconsolidated joint ventures	(794)	(441)
Distributions from operations of investment in unconsolidated joint ventures	—	281
Deferred tax asset	(1,991)	1,563
Changes in operating assets and liabilities:
Accrued interest receivable	637	2,179
Other assets	(6,347)	(4,424)
Accrued expenses and other liabilities	(46,056)	(43,776)
Net cash provided by operating activities	182,310	168,927
Cash flows from investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(5,356)	(6,593)
Purchases of real estate securities	(218,837)	(243,635)
Repayment of real estate securities	36,136	72,982
Proceeds from sales of real estate securities	15,477	344,350
Origination and purchases of mortgage loan receivables held for investment	(49,735)	(378,042)
Repayment of mortgage loan receivables held for investment	218,410	125,531
Reduction (addition) of cash collateral held by broker	6,113	1,060
Addition (reduction) of deposits received for loan originations	(517)	(1,248)
Title deposits included in other assets	(940)	(8,756)
Capital contributions to investment in unconsolidated joint ventures	(59)	—
Distributions of return of capital from investment in unconsolidated joint ventures	—	3,372
Capitalization of interest on investment in unconsolidated joint ventures	(204)	—

	Three Months Ended March 31,
	2016	2015

Purchases of real estate	—	(103,262)
Capital improvements of real estate	(2,042)	(437)
Proceeds from sale of real estate	23,515	22,067
Net cash provided by (used in) investing activities	21,961	(172,611)
Cash flows from financing activities:
Deferred financing costs paid	(416)	(938)
Proceeds from borrowings under debt obligations	3,235,468	4,344,073
Repayment of borrowings under debt obligations	(3,414,355)	(4,314,529)
Cash dividends paid to Class A common shareholders	(33,020)	—
Capital contributed by noncontrolling interests in operating partnership	250	—
Capital distributed to noncontrolling interests in operating partnership	(12,937)	(13,735)
Capital contributed by noncontrolling interests in consolidated joint ventures	—	19
Capital distributed to noncontrolling interests in consolidated joint ventures	(104)	(185)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(786)	(3,780)
Purchase of treasury stock	(4,652)	—
Net cash provided by (used in) financing activities	(230,552)	10,925
Net increase (decrease) in cash	(26,281)	7,241
Cash and cash equivalents at beginning of period	108,959	76,218
Cash and cash equivalents at end of period	$82,678	$83,459

Supplemental information:
Cash paid for interest, net of amounts capitalized	$37,683	$35,929
Cash paid for income taxes	$9,807	$17,202

Non-cash investing and financing activities:
Securities purchased, not settled	$(8,922)	$(260)
Securities sold, not settled	$—	$25,987
Exchange of noncontrolling interest for common stock	$28,328	$—
Change in deferred tax asset related to change in tax receivable agreement	$(772)	$—
Dividends declared, not paid	$826	$—
Stock dividends	$64,100	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Notes to Combined Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2016, Ladder Capital Corp has a 57.6% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

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

The REIT Structuring Transactions

In anticipation of the Company’s election to be subject to tax as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described in the Annual Report (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

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

•	the limited partners of LCFH owned the remaining 48.1% of each of Series REIT and Series TRS of LCFH;

•	Series REIT of LCFH, in turn, owns, directly or indirectly, 100% of the REIT series of each of its serialized subsidiaries as well as certain wholly-owned REIT subsidiaries;

•	Series TRS of LCFH owns, directly or indirectly, 100% of the TRS series of each of its serialized subsidiaries, as well as certain wholly-owned TRSs;

•	Series TRS LP Units are exchangeable for an equal number of shares (“TRS Shares”) of LC TRS I (a “TRS Exchange”);

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Combination and Consolidation

The accompanying combined consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim combined consolidated financial statements should be read in conjunction with the audited combined consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report, as certain disclosures would substantially duplicate those contained in the audited combined consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim combined consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our combined consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined by the entity as having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015 and at various times during the years, the balances exceeded the insured limits.

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

Restricted Cash

As of March 31, 2016 and December 31, 2015, included in other assets on the Company’s combined consolidated balance sheets are $20.0 million and $19.0 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

Out-of-Period Adjustment

During the first quarter of 2016, the Company had recorded the following out-of-period adjustments to correct errors from prior periods: (i) additional deferred financing cost amortization of $0.5 million relating to 2015; (ii) additional taxes of $1.2 million representing additional state taxes relating to 2015 and (iii) additional return on equity of $0.9 million from the Company’s investment in an unconsolidated joint venture predominately relating to prior years. The Company has concluded that these adjustments were not material to the financial position or results of operations for the current period or any prior periods, accordingly, the Company recorded the related adjustments in the three month period ended March 31, 2016.

Recently Issued Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this guidance will have on its combined consolidated financial statements when adopted.

In February 2016, FASB issued ASU 2016-02, Leases (Topic ASC 842) (“ASU 2016-02”). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This update requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s combined consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The update provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for a public companies for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions. The Company is required to apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. The Company anticipates adopting this update in the quarter ending March 31, 2018 and is currently evaluating the impact on the Company’s combined consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”). This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 applies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities must apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier adoption permitted for financial statements that have not yet been made available for issuance. The Company adopted this update in the quarter ended March 31, 2016. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; simplification, and minor improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. As the objectives of this standard are to clarify the codification, correct unintended application of guidance, eliminate inconsistencies and to improve the codification’s presentation of guidance, the adoption of this standard is not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company adopted this update in the quarter ended March 31, 2016. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: (i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; (ii) eliminating the presumption that the general partner should consolidate a limited partnership; (iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; (iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and (v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of ASU 810, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 under the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements.The Company adopted this update in the quarter ended March 31, 2016. Under this ASU, the Operating Partnership is now considered a VIE, however, since the Company was previously consolidating the Operating Partnership,the adoption of this ASU had no material impact on the Company’s combined consolidated financial statements. Substantially all of the Company’s assets, liabilities, operations and cash flows are those of the Operating Partnership.

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

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. The Company adopted this update in the quarter ended March 31, 2016. The adoption did not have a material effect on the Company’s combined consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes likely to be achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted this update in the quarter ended March 31, 2016 applying the amendment prospectively. The adoption has not had a material impact on the Company’s combined consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

March 31, 2016 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,582,358	$1,576,683	7.61%	1.47
Provision for loan losses	N/A	(3,850)
Total mortgage loan receivables held for investment, at amortized cost	1,582,358	1,572,833
Mortgage loan receivables held for sale	353,273	353,331	4.33%	5.71
Total	$1,935,631	$1,926,164

(1)         March 31, 2016 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

As of March 31, 2016, $342.3 million, or 21.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.2 billion, or 78.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of March 31, 2016, $353.3 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

December 31, 2015 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,749,556	$1,742,345	7.56%	1.38
Provision for loan losses	N/A	(3,700)
Total mortgage loan receivables held for investment, at amortized cost	1,749,556	1,738,645
Mortgage loan receivables held for sale	571,638	571,764	4.56%	6.20
Total	2,321,194	2,310,409

(1)         December 31, 2015 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2015, $343.2 million, or 19.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.4 billion, or 80.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2015, $571.8 million, or 100%, of the carrying value of our mortgage loan receivables held for sale, were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	March 31, 2016		December 31, 2015
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for sale
First mortgage loans	$353,273	$353,331	$571,638	$571,764
Total mortgage loan receivables held for sale	353,273	353,331	571,638	571,764
Mortgage loan receivables held for investment, at amortized cost
First mortgage loans	1,386,134	1,381,446	1,462,228	1,456,212
Mezzanine loans	196,224	195,237	287,328	286,133
Total mortgage loan receivables held for investment, at amortized cost	1,582,358	1,576,683	1,749,556	1,742,345

Provision for loan losses	N/A	(3,850)	N/A	(3,700)
Total	$1,935,631	$1,926,164	$2,321,194	$2,310,409

For the three months ended March 31, 2016 and 2015, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,738,645	$571,764
Origination of mortgage loan receivables	49,735	91,027
Repayment of mortgage loan receivables	(218,410)	(524)
Proceeds from sales of mortgage loan receivables	—	(316,766)
Realized gain on sale of mortgage loan receivables	—	7,830
Accretion/amortization of discount, premium and other fees	3,013	—
Loan loss provision	(150)	—
Balance, March 31, 2016	$1,572,833	$353,331

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance, December 31, 2014	$1,521,054	$417,955
Origination of mortgage loan receivables	378,042	391,934
Repayment of mortgage loan receivables	(125,531)	(164)
Proceeds from sales of mortgage loan receivables	—	(589,169)
Realized gain on sale of mortgage loan receivables	—	30,027
Accretion/amortization of discount, premium and other fees	1,591	—
Loan loss provision	(150)	—
Balance, March 31, 2015	$1,775,006	$250,583

During the three months ended March 31, 2016 and 2015, the transfers of financial assets via sales of loans have been treated as sales under ASC Topic 860 — Transfers and Servicing.

At March 31, 2016 and December 31, 2015, there was $0.6 million and $0.7 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.7 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

At March 31, 2016 and December 31, 2015 there were no loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended March 31,
	2016	2015

Provision for loan losses at beginning of period	$3,700	$3,100
Provision for loan losses	150	150
Provision for loan losses at end of period	$3,850	$3,250

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, GN construction securities and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) securities, (collectively, “Agency interest-only securities”), are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2016 and December 31, 2015 ($ in thousands):

March 31, 2016

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$2,139,819		$2,160,286	$33,162	$(1,294)	$2,192,154	133	AAA	3.21%	2.86%	3.15
CMBS interest-only(2)	7,216,114	(3)	344,809	952	(5,634)	340,127	53	AAA	1.06%	3.76%	3.28
GNMA interest-only(4)	600,054	(3)	25,194	233	(1,689)	23,738	21	AA+	0.73%	4.28%	5.13
GN permanent securities(2)	41,148		42,051	1,190	(386)	42,855	12	AA+	4.18%	3.49%	7.02
Total	$9,997,135		$2,572,340	$35,537	$(9,003)	$2,598,874	219		1.51%	3.00%	3.25

December 31, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,972,492		$1,994,928	$4,643	$(8,065)	$1,991,506	119	AAA	3.17%	2.59%	3.15
CMBS interest-only(2)	7,436,379	(3)	348,222	1,027	(4,826)	344,423	48	AAA	1.02%	3.81%	3.34
GNMA interest-only(4)	632,175	(3)	28,311	44	(2,161)	26,194	20	AA+	0.80%	4.26%	5.22
GN construction securities(2)	27,091		27,581	1,058	—	28,639	1	AA+	4.10%	3.86%	9.33
GN permanent securities(2)	16,249		16,685	164	(394)	16,455	12	AA+	4.52%	3.94%	5.43
Total	$10,084,386		$2,415,727	$6,936	$(15,446)	$2,407,217	200		1.44%	3.60%	3.29

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at March 31, 2016 and December 31, 2015 ($ in thousands):

March 31, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$618,223	$1,147,927	$426,004	$—	$2,192,154
CMBS interest-only(1)	—	340,127	—	—	340,127
GNMA interest-only(2)	4	14,953	8,390	391	23,738
GN permanent securities(1)	—	6,861	35,994	—	42,855
Total	$618,227	$1,509,868	$470,388	$391	$2,598,874

December 31, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$610,526	$891,752	$489,228	$—	$1,991,506
CMBS interest-only(1)	—	344,423	—	—	344,423
GNMA interest-only(2)	6	17,159	8,549	480	26,194
GN construction securities(1)	—	386	28,253	—	28,639
GN permanent securities(1)	2,220	6,661	7,574	—	16,455
Total	$612,752	$1,260,381	$533,604	$480	$2,407,217

(1)
CMBS, CMBS interest-only securities, GN construction securities, and GN permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $0.6 million and $0.5 million in unrealized losses on securities recorded as other than temporary impairments for the three months ended March 31, 2016 and 2015, respectively. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	March 31, 2016	December 31, 2015

Land	$134,618	$138,128
Building	628,612	640,206
In-place leases and other intangibles	138,402	139,501
Real estate	901,632	917,835
Less: Accumulated depreciation and amortization	(92,402)	(83,056)
Real estate and related lease intangibles, net	$809,230	$834,779

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2016	2015

Depreciation expense (1)	$6,104	$5,906
Amortization expense	3,693	3,812
Total real estate depreciation and amortization expense	$9,797	$9,718

(1)
Depreciation expense on the combined consolidated statements of income also includes $5,125 and $5,187 of depreciation on corporate fixed assets for the three months ended March 31, 2016 and 2015, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At March 31, 2016, gross intangible assets totaled $138.4 million with total accumulated amortization of $36.6 million, resulting in net intangible assets of $101.8 million, including $6.1 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2015, gross intangible assets totaled $139.5 million with total accumulated amortization of $32.7 million, resulting in net intangible assets of $106.8 million, including $6.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the three months ended March 31, 2016 and 2015, respectively, the Company recorded an offset against operating lease income of $0.4 million and $0.4 million, respectively, for favorable leases.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of March 31, 2016 ($ in thousands):

Period Ending December 31,	Amount

2016 (last 9 months)	$10,076
2017	4,886
2018	4,414
2019	3,992
2020	3,266
Thereafter	75,187
Total	$101,821

There were $5.6 million and $5.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

There was unencumbered real estate of $30.9 million and $47.8 million as of March 31, 2016 and December 31, 2015, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at March 31, 2016 ($ in thousands):

Period Ending December 31,	Amount

2016 (last 9 months)	$53,182
2017	67,974
2018	65,337
2019	60,705
2020	57,582
Thereafter	494,550
Total	$799,330

Acquisitions

During the three months ended March 31, 2016, the Company acquired no properties. During the three months ended March 31, 2015, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2015	Net Lease	Jacksonville, NC	$7,877	100.0%
January 2015	Net Lease	Iberia, MO	1,328	100.0%
January 2015	Net Lease	Isle, MN	1,078	100.0%
January 2015	Net Lease	Pine Island, MN	1,142	100.0%
January 2015	Net Lease	Kings Mountain, NC	21,241	100.0%
February 2015	Net Lease	Village of Menomonee Falls, WI	17,050	100.0%
February 2015	Net Lease	Rockland, MA	7,316	100.0%
February 2015	Net Lease	Crawfordsville, IA	6,000	100.0%
February 2015	Net Lease	Boardman Township, OH	5,400	100.0%
March 2015	Net Lease	Hilliard, OH	6,384	100.0%
March 2015	Net Lease	Weathersfield Township, OH	5,200	100.0%
March 2015	Net Lease	Rotterdam, NY	12,000	100.0%
March 2015	Net Lease	Wheaton, MO	970	100.0%
March 2015	Net Lease	Paynesville, MN	1,254	100.0%
March 2015	Net Lease	Loveland, CO	5,600	100.0%
March 2015	Net Lease	Battle Lake, MN	1,098	100.0%
March 2015	Net Lease	Yorktown, TX	1,207	100.0%
March 2015	Net Lease	St. Francis, MN	1,117	100.0%
Total real estate acquisitions			$103,262

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the three months ended March 31, 2015, as follows ($ in thousands):

Purchase Price Allocation

Land	$12,605
Building	82,669
Intangibles	7,988
Total purchase price	$103,262

Sales

The Company sold the following properties during the three months ended March 31, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Mar 2016	Net Lease	Rockland, MA	9,148	8,437	711	1	—
Various	Condominium	Las Vegas, NV	8,404	4,417	3,987	—	17
Various	Condominium	Miami, FL	5,963	4,566	1,397	—	21
Totals			$23,515	$17,420	$6,095

The Company sold the following properties during the three months ended March 31, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units

Various	Condominium	Las Vegas, NV	12,210	6,777	5,433	—	25
Various	Condominium	Miami, FL	9,857	7,628	2,229	—	33
Totals			$22,067	$14,405	$7,662

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the three months ended March 31, 2016 and 2015 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following unaudited pro forma information has been prepared based upon our historical combined consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the combined consolidated financial statements and notes thereto. The unaudited pro forma combined consolidated financial information reflects the 2015 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2014 through the date of acquisition. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations ($ in thousands):

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

The Company recorded $1.0 million in revenues from its 2015 acquisitions for the three months ended March 31, 2015, which are included in operating lease income on the combined consolidated statements of income.

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired in 2015 as if they were incurred on January 1, 2014.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2016, the Company had an aggregate investment of $34.9 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2016 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $30.7 million. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2016 and December 31, 2015 ($ in thousands):

Entity	March 31, 2016	December 31, 2015

Ladder Capital Realty Income Partnership I LP	$1,000	$49
Grace Lake JV, LLC	3,116	2,891
24 Second Avenue Holdings LLC	30,739	30,857
Company’s investment in unconsolidated joint ventures	$34,855	$33,797

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,
Entity	2016	2015

Ladder Capital Realty Income Partnership I LP	$892	$102
Grace Lake JV, LLC	225	339
24 Second Avenue Holdings LLC	(323)	—
Earnings (loss) from investment in unconsolidated joint ventures	$794	$441

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting, as it exerts significant influence but the unrelated limited partners have substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100.0 million. During the three months ended March 31, 2016 and 2015, the Company recorded $6,905 and $0.1 million, respectively, in management fees, which is reflected in fee and other income in the combined consolidated statements of income.

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

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”) with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. During the three months ended March 31, 2016, the Company recorded $0.3 million in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the combined consolidated statements of income. The Company capitalizes interest related to the cost of its investment as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three months ended March 31, 2016, the Company capitalized $0.2 million of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the combined consolidated balance sheets.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016	December 31, 2015

Total assets	$132,458	$131,214
Total liabilities	89,585	88,973
Partners’/members’ capital	$42,873	$42,241

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31,
	2016	2015

Total revenues	$4,237	$5,675
Total expenses	4,416	3,764
Net income (loss)	$(179)	$1,911

7. DEBT OBLIGATIONS

The details of the Company’s debt obligations at March 31, 2016 and December 31, 2015 are as follows ($ in thousands):

March 31, 2016

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at March 31, 2016(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$207,849		$392,151	2.19% - 2.94%	10/30/2016	(2)	(3)	$339,106	$340,373
Committed Loan Repurchase Facility	400,000	176,746		223,254	2.68% - 4.44%	4/9/2017	(4)	(5)	334,212	369,623	(6)
Committed Loan Repurchase Facility	450,000	148,731		301,269	2.69% - 4.36%	5/24/2016	(2)	(3)	272,933	297,116	(7)
Committed Loan Repurchase Facility	35,000	2,262		32,738	3.03% - 3.04%	10/24/2016	(8)	(9)	—	3,193	(10)
Total Committed Loan Repurchase Facilities	1,485,000	535,588		949,412					946,251	1,010,305
Committed Securities Repurchase Facility	300,000	203,059		96,941	0.88% - 2.43%	10/31/2016	N/A	(11)	245,022	245,022
Uncommitted Securities Repurchase Facility	N/A (12)	365,692		N/A (12)	0.75% - 2.14%	4/2016 - 6/2016	N/A	(11)	435,941	435,941
Total Repurchase Facilities	1,785,000	1,104,339		1,046,353					1,627,214	1,691,268
Borrowings Under Credit Agreement	50,000	—		50,000		4/24/2016	N/A	(13)	—	—
Revolving Credit Facility	143,000	—		143,000		2/11/2017	(2)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	547,776	547,776		—	4.25% - 6.75%	2018 - 2026	N/A	(15)	712,468	799,169
Borrowings from the FHLB	2,221,955	1,881,200		340,755	0.38% - 2.74%	2016 - 2024	N/A	(13)	2,355,506	2,363,781
Senior Unsecured Notes	563,872	558,134	(16)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (17)	N/A (17)	N/A (17)
Total Debt Obligations	$5,311,603	$4,091,449		$1,580,108					$4,695,188	$4,854,218

(1)	March 31, 2016 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Two additional 364-day periods at Company’s option.

(5)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Includes $32.2 million of loans made to consolidated subsidiaries.

(7)	Includes $22.9 million of loans made to consolidated subsidiaries.

(8)	Two additional 6-month extension periods.

(9)	First mortgage commercial real estate loans held for sale. It does not include the real estate collateralizing such loans.

(10)	Includes $3.2 million of loans made to consolidated subsidiaries.

(11)	Investment grade commercial real estate securities. It does not include the real estate collateralizing such securities.

(12)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(13)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	Presented net of unamortized debt issuance costs of $5.7 million at March 31, 2016.

(17)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2015(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$229,533		$370,467	2.08% - 2.93%	10/30/2016	(2)	(3)	$364,978	$366,676
Committed Loan Repurchase Facility	400,000	204,262		195,738	2.44% - 4.33%	4/10/2016	(4)	(5)	299,714	342,307	(6)
Committed Loan Repurchase Facility	450,000	269,779		180,221	2.58% - 4.33%	5/24/2016	(2)	(3)	436,901	466,640	(7)
Committed Loan Repurchase Facility	35,000	575		34,425	3.02%	10/24/2016	(8)	(9)	—	794	(10)
Total Committed Loan Repurchase Facilities	1,485,000	704,149		780,851					1,101,593	1,176,417
Committed Securities Repurchase Facility	300,000	161,887		138,113	0.88% - 1.34%	10/31/2016	N/A	(11)	193,530	193,530
Uncommitted Securities Repurchase Facility	N/A (12)	394,719		N/A (6)	0.73% - 2.02%	1/2016	N/A	(11)	458,615	458,615
Total Repurchase Facilities	1,785,000	1,260,755		918,964					1,753,738	1,828,562
Borrowings Under Credit Agreement	50,000	—		50,000		1/24/2016	N/A	(13)	—	—
Revolving Credit Facility	75,000	—		75,000		2/11/2017	(2)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	544,663	544,663		—	4.25% - 6.75%	2018 - 2025	N/A	(15)	711,090	788,369
Borrowings from the FHLB	2,237,113	1,856,700		380,413	0.28% - 2.74%	2016 - 2024	N/A	(13)	2,317,534	2,323,765
Senior Unsecured Notes	619,555	612,605	(16)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (17)	N/A (17)	N/A (17)
Total Debt Obligations	$5,311,331	$4,274,723		$1,424,377					$4,782,362	$4,940,696

(1)	December 31, 2015 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Two additional 364-day periods at Company’s option.

(5)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Includes $36.5 million of loans made to consolidated subsidiaries.

(7)	Includes $28.2 million of loans made to consolidated subsidiaries.

(8)	Two 6-month extension periods.

(9)	First mortgage commercial real estate loans held for sale. It does not include the real estate collateralizing such loans.

(10)	Includes $0.8 million of loans made to consolidated subsidiaries.

(11)	Investment grade commercial real estate securities. It does not include the real estate collateralizing such securities.

(12)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(13)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	Presented net of unamortized debt issuance costs of $6.9 million at December 31, 2015.

(17)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into four committed master repurchase agreements, as outlined in the March 31, 2016 table above, totaling $1.5 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $300.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of March 31, 2016 and December 31, 2015.

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

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50.0 million credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). Interest on the Credit Agreement is LIBOR plus 275 basis points per annum payable monthly in arrears. LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the Credit Agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under the Credit Agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believes it was in compliance with all covenants as of March 31, 2016 and December 31, 2015. The Credit Agreement was scheduled to mature on April 24, 2016 with no further extension options but was subsequently amended. Refer to Note 19, Subsequent Events.

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

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016 to increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $143.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by two 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies, the Company considers its committed loan master repurchase facilities, borrowings under the Credit Agreement and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of March 31, 2016 and December 31, 2015, the amount of unamortized costs relating to such facilities are $2.3 million and $3.4 million, respectively and are included in other assets in the combined consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 65% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the three months ended March 31, 2016 and 2015, the Company executed 4 and 14 term debt agreements, respectively, to finance properties in its real estate portfolio. These nonrecourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2026 as of March 31, 2016. These loans have carrying amounts of $547.8 million and $544.7 million, net of unamortized premiums of $6.0 million and $6.1 million at March 31, 2016 and December 31, 2015, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2016 and 2015, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $712.5 million and $711.1 million as of March 31, 2016 and December 31, 2015, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”), a consolidated subsidiary of the Company, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On June 26, 2015, Tuebor’s advance limit was increased to the lowest of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of the Company’s total equity.

As of March 31, 2016, Tuebor had $1.9 billion of borrowings outstanding (with an additional $340.8 million of committed term financing available from the FHLB), with terms of overnight to eight years (with a weighted average of 2.5 years), interest rates of 0.38% to 2.74% (with a weighted average of 0.97%), and advance rates of 50.0% to 95.2% of the collateral. As of March 31, 2016, collateral for the borrowings was comprised of $1.8 billion of CMBS and U.S. Agency Securities and $507.7 million of first mortgage commercial real estate loans.

As of December 31, 2015, Tuebor had $1.9 billion of borrowings outstanding (with an additional $380.4 million of committed term financing available from the FHLB), with terms of overnight to 8 years (with a weighted average of 1.4 years), interest rates of 0.28% to 2.74% (with a weighted average of 0.84%), and advance rates of 58.7% to 95.2% of the collateral. As of December 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $568.2 million of first mortgage commercial real estate loans.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $451.9 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2016.

Effective February 19, 2016, the Federal Housing Finance Agency (the “FHFA’’), regulator of the FHLB, adopted a final rule amending its regulation regarding the eligibility of captive insurance companies for FHLB membership. According to the final rule, Ladder’s captive insurance company subsidiary, Tuebor may remain as a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with the following two exceptions:

1.	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021; and

2.	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 46.0% of the Company’s outstanding debt obligations as of March 31, 2016. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB may not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. On November 5, 2014, the board of directors authorized the Company to make up to $325.0 million in repurchases of the 2017 Notes from time to time without further approval.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the three months ended March 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $297.7 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval.

During the three months ended March 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. The remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2016, the Company has a 57.6% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $5.7 million are included in senior unsecured notes as of March 31, 2016 and unamortized debt issuance costs of $6.9 million are included in senior unsecured notes as of December 31, 2015 (previously included in other assets on the combined consolidated balance sheets)

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2016 (last 9 months)	$1,780,462
2017	742,698
2018	229,016
2019	57,468
2020	113,802
Thereafter	1,167,723
Subtotal	$4,091,169
Debt issuance costs included in senior unsecured notes	(5,738)
Premiums included in mortgage loan financing	6,018
Total	4,091,449

(1) Contractual payments under current maturities, some of which are subject to extensions.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $900.3 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2016.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2016 and December 31, 2015 are as follows ($ in thousands):

March 31, 2016

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,139,819		$2,160,286	$2,192,154	Internal model, third-party inputs	2.86%	3.15
CMBS interest-only(1)	7,216,114	(8)	344,809	340,127	Internal model, third-party inputs	3.76%	3.28
GNMA interest-only(3)	600,054	(8)	25,194	23,738	Internal model, third-party inputs	4.28%	5.13
GN permanent securities(1)	41,148		42,051	42,855	Internal model, third-party inputs	3.49%	7.02
Mortgage loan receivables held for investment, at amortized cost	1,582,358		1,572,833	1,593,676	Discounted Cash Flow(4)	7.61%	1.47
Mortgage loan receivables held for sale	353,273		353,331	361,915	Internal model, third-party inputs(5)	4.33%	5.71
FHLB stock(6)	77,915		77,915	77,915	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	11,100		N/A	215	Counterparty quotations	N/A	5.17

Liabilities:
Repurchase agreements - short-term	1,082,656		1,082,656	1,082,656	Discounted Cash Flow(8)	1.73%	0.34
Repurchase agreements - long-term	21,683		21,683	21,683	Discounted Cash Flow(9)	2.59%	1.15
Borrowings under credit agreement	—		—	—	Discounted Cash Flow(10)
Revolving credit facility	—		—	—	Discounted Cash Flow(10)
Mortgage loan financing	544,527		547,776	579,054	Discounted Cash Flow(9)	4.86%	7.69
Borrowings from the FHLB	1,881,200		1,881,200	1,892,923	Discounted Cash Flow	0.97%	2.53
Senior unsecured notes	563,872		558,134	528,736	Broker quotations, pricing services	6.67%	3.31
Nonhedge derivatives(1)(7)	1,026,800		N/A	12,743	Counterparty quotations	N/A	1.96

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

December 31, 2015

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,972,492		$1,994,928	$1,991,506	Internal model, third-party inputs	2.59%	3.15
CMBS interest-only(1)	7,436,379	(2)	348,222	344,423	Internal model, third-party inputs	3.81%	3.34
GNMA interest-only(3)	632,175	(2)	28,311	26,194	Internal model, third-party inputs	4.26%	5.22
GN construction securities(1)	27,091		27,581	28,639	Internal model, third-party inputs	3.86%	9.33
GN permanent securities(1)	16,249		16,685	16,455	Internal model, third-party inputs	3.94%	5.43
Mortgage loan receivables held for investment, at amortized cost	1,749,556		1,738,645	1,756,774	Discounted Cash Flow(4)	7.56%	1.38
Mortgage loan receivables held for sale	571,638		571,764	582,277	Internal model, third-party inputs(5)	4.56%	6.20
FHLB stock(6)	77,915		77,915	77,915	(6)	3.50%	N/A
Nonhedge derivatives(1)(7)	868,700		N/A	2,821	Counterparty quotations	N/A	0.69

Liabilities:
Repurchase agreements - short-term	1,224,942		1,224,942	1,224,942	Discounted Cash Flow(8)	1.67%	0.43
Repurchase agreements - long-term	35,813		35,813	35,813	Discounted Cash Flow(9)	1.87%	1.40
Mortgage loan financing	540,764		544,663	557,841	Discounted Cash Flow(9)	4.86%	7.93
Borrowings from the FHLB	1,856,700		1,856,700	1,861,584	Discounted Cash Flow	0.84%	1.42
Senior unsecured notes	619,555		612,605	591,357	Broker quotations, pricing services	6.65%	3.61
Nonhedge derivatives(1)(7)	374,200		N/A	5,504	Counterparty quotations	N/A	3.42

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(10)
Fair value for borrowings under the Credit Agreement and the Revolving Credit Facility are estimated to approximate their carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2016 and December 31, 2015 ($ in thousands):

March 31, 2016

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,139,819		$—	$—	$2,192,154	$2,192,154
CMBS interest-only(1)	7,216,114	(2)	—	—	340,127	340,127
GNMA interest-only(3)	600,054	(2)	—	—	23,738	23,738
GN permanent securities(1)	41,148		—	—	42,855	42,855
Nonhedge derivatives(4)	11,100		—	215	—	215
			$—	$215	$2,598,874	$2,599,089
Liabilities:
Nonhedge derivatives(4)	1,026,800		$—	$12,743	$—	$12,743

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,582,358		$—	$—	$1,593,676	$1,593,676
Mortgage loan receivable held for sale	353,273		—	—	361,915	361,915
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,033,506	$2,033,506
Liabilities:						0
Repurchase agreements - short-term	1,082,656		$—	$—	$1,082,656	$1,082,656
Repurchase agreements - long-term	21,683		—	—	21,683	21,683
Mortgage loan financing	544,527		—	—	579,054	579,054
Borrowings from the FHLB	1,881,200		—	—	1,892,923	1,892,923
Senior unsecured notes	563,872		—	—	528,736	528,736
			$—	$—	$4,105,052	$4,105,052

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2015

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,972,492		$—	$—	$1,991,506	$1,991,506
CMBS interest-only(1)	7,436,379	(3)	—	—	344,423	344,423
GNMA interest-only(2)	632,175	(3)	—	—	26,194	26,194
GN construction securities(1)	27,091		—	—	28,639	28,639
GN permanent securities(1)	16,249		—	—	16,455	16,455
Nonhedge derivatives(4)	868,700		—	2,821	—	2,821
			$—	$2,821	$2,407,217	$2,410,038
Liabilities:
Nonhedge derivatives(4)	374,200		—	5,504	—	5,504

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	1,749,556		—	—	1,756,774	1,756,774
Mortgage loan receivable held for sale	571,638		—	—	582,277	582,277
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,416,966	$2,416,966
Liabilities:						0
Repurchase agreements - short-term	1,224,942		—		1,224,942	1,224,942
Repurchase agreements - long-term	35,813		—	—	35,813	35,813
Mortgage loan financing	540,764		—	—	557,841	557,841
Borrowings from the FHLB	1,856,700		—	—	1,861,584	1,861,584
Senior unsecured notes	619,555		—	—	591,357	591,357
			$—	$—	$4,271,537	$4,271,537

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the combined consolidated statements of financial condition for the three months ended March 31, 2016 and 2015 ($ in thousands):

Level 3	2016	2015

Balance at January 1,	$2,407,217	$2,683,744
Transfer from level 2	—	—
Purchases	227,758	241,286
Sales	(15,477)	(370,337)
Paydowns/maturities	(36,136)	(46,891)
Amortization of premium/discount	(18,958)	(15,015)
Unrealized gain/(loss)	34,459	18,970
Realized gain/(loss) on sale	11	12,693
Balance at March 31,	$2,598,874	$2,524,450

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2016

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$2,192,154		Discounted cash flow	Yield (4)	—%	2.74%	12.09%
				Duration (years)(5)	0.00	3.95	8.28
CMBS interest-only (1)	340,127	(2)	Discounted cash flow	Yield (4)	—%	4.04%	4.66%
				Duration (years)(5)	1.82	3.23	4.34
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	23,738	(2)	Discounted cash flow	Yield (4)	—%	9.06%	10%
				Duration (years)(5)	0.00	2.41	5.30
				Prepayment speed (CPJ)(5)	5.00	14.03	35.00
GN permanent securities (1)	42,855		Discounted cash flow	Yield (4)	0.63%	3.45%	6.6%
				Duration (years)(5)	0.00	8.66	10.29
Total	$2,598,874

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

December 31, 2015

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,991,506		Discounted cash flow	Yield (3)	—%	2.19%	9.21%
				Duration (years)(4)	0.00	4.06	7.91
CMBS interest-only (1)	344,423	(2)	Discounted cash flow	Yield (3)	0.09%	4.13%	4.51%
				Duration (years)(4)	1.90	3.30	4.24
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only (3)	26,194	(2)	Discounted cash flow	Yield (4)	—%	9.21%	10%
				Duration (years)(5)	0.32	2.41	5.18
				Prepayment speed (CPJ)(5)	5.00	14.57	35.00
GN construction securities (1)	28,639		Discounted cash flow	Yield (4)	0.58%	3.47%	3.51%
				Duration (years)(5)	0.00	10.34	10.48
GN permanent securities (1)	16,455		Discounted cash flow	Yield (4)	—%	3.25%	6.62%
				Duration (years)(5)	1.66	5.72	7.21
Total	$2,407,217

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

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of March 31, 2016 and December 31, 2015 ($ in thousands):

March 31, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$542,900	$9	$4,416	0.25
10-year Swap	399,700	—	3,018	0.25
5-year U.S. Treasury Note	700	—	1	0.25
10-year U.S. Treasury Note Ultra	1,100	3	—	0.25
Total futures	944,400	12	7,435
Swaps
3MO LIBOR	50,000	—	4,980	4.47
Credit Derivatives
CMBX	10,000	203	—	5.45
CDX	33,500	—	328	2.70
Total credit derivatives	43,500	203	328
Total derivatives	$1,037,900	$215	$12,743

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

December 31, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	670,100	2,122	—	0.25
10-year Swap	477,900	463	1,451	0.25
5-year U.S. Treasury Note	800	3	—	0.25
10-year U.S. Treasury Note	600	3	—	0.25
Total futures	1,149,400	2,591	1,451
Swaps
3MO LIBOR	50,000	—	3,686	4.72
Credit Derivatives
CMBX	10,000	230	—	5.59
CDX	33,500	—	367	2.92
Total credit derivatives	43,500	230	367
Total derivatives	$1,242,900	$2,821	$5,504

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains/(losses) and unrealized appreciation/(depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three months ended March 31, 2016 and 2015 ($ in thousands):

	Three Months Ended March 31, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(8,564)	$(40,797)	$(49,361)
Swaps	(1,078)	(338)	(1,416)
Credit Derivatives	12	(97)	(85)
Total	$(9,630)	$(41,232)	$(50,862)

	Three Months Ended March 31, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$—	$—
Futures	$(10,969)	$(27,038)	$(38,007)
Swaps	(372)	(610)	(982)
Credit Derivatives	(54)	(96)	(150)
Total	$(11,395)	$(27,744)	$(39,139)

The Company’s counterparties held $24.3 million and $18.9 million of cash margin as collateral for derivatives as of March 31, 2016 and December 31, 2015, respectively, which is included in cash collateral held by broker in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of March 31, 2016 and December 31, 2015, the Company was in compliance with these requirements and not in default on its indebtedness.  As of March 31, 2016 and December 31, 2015, there was $6.2 million and $5.9 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2016 and December 31, 2015. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2016
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$215	$—	$215	$—	$—	$215
Total	$215	$—	$215	$—	$—	$215

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

As of March 31, 2016
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$12,743	$—	$12,743	$—	$12,743	—
Repurchase agreements	1,104,339	—	1,104,339	1,104,339	—	—
Total	$1,117,082	$—	$1,117,082	$1,104,339	$12,743	$—

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

As of December 31, 2015
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$5,504	$—	$5,504	$—	$5,504	$—
Repurchase agreements	1,260,755	—	1,260,755	1,260,755	—	—
Total	$1,266,259	$—	$1,266,259	$1,260,755	$5,504	$—

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2016 and December 31, 2015 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

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

Exchange for Class A Common Stock

As part of the REIT Structuring Transactions described in Note 1, and pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

During the three months ended March 31, 2016, 2,077,764 Series REIT LP Units and 2,077,764 Series TRS LP Units were collectively exchanged for 2,077,764 shares of Class A common stock and 2,077,764 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2016, the Company has a remaining amount available for repurchase of $44.4 million, which represents 5.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $12.45 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,652)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2016		$44,354

(1)         Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income and, for 2015, must distribute its undistributed accumulated earnings and profits attributable to taxable periods prior to January 1, 2015 (the “E&P Distribution”). The Company made the E&P Distribution on January 21, 2016 and has paid and in the future intends to declare regular quarterly distributions to its shareholders in an amount approximating our net taxable income.

Consistent with the Company’s Private Letter Ruling it may, subject to a cash/stock election by its shareholders, pay a portion of its dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit its ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of the Company’s board of directors. Generally, the Company expects its distributions to be taxable as ordinary dividends to its shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. The Company believes that its significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to its shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
Total	$0.275

March 12, 2015	$0.250
Total	$0.250

Stock Dividend and Distribution of Accumulated Earnings and Profits

On January 21, 2016, the Company paid an aggregate of $15.5 million in cash to its Class A shareholders, accrued for dividends payable on unvested restricted stock of $0.5 million and issued 5,607,762 shares of its Class A common stock, equivalent to $64.1 million, in connection with both the E&P Distribution and fourth quarter 2015 dividend totaling$1.45 per share. The total number of shares of Class A common stock distributed pursuant to the E&P Distribution and fourth quarter 2015 dividend was determined based on shareholder elections and the volume weighted average price of $11.43 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 8, 2016, the date that election forms were due. The Company also issued 4,468,031 shares of its Class B common stock and each of Series REIT and Series TRS of LCFH issued 10,075,793 of their respective Series LP units corresponding to the aggregate number of Class A and Class B shares issued by the Company. The Company believes that the total value of its 2015 dividends was sufficient to fully distribute its 2015 taxable income and its accumulated earnings and profits.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the carrying value of CMBS for the three months ended March 31, 2016 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	19,467	14,916	34,383
Exchange of noncontrolling interest for common stock	(122)	122	—
Rebalancing of ownership percentage between Company and Operating Partnership	350	(350)	—
March 31, 2016	$16,139	$11,849	$27,988

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

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2016, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.9 million as of March 31, 2016. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s combined consolidated financial statements.

There are two main types of noncontrolling interest reflected in the Company’s combined consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners continue to own interests in the operating partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests, along with the Class B shares held by these investors, are exchangeable for Class A shares of the Company. The roll-forward of the Operating Partnership’s LP Units follow the Class B common stock of the Company as disclosed in the combined consolidated statements of changes in equity.

Distributions to Noncontrolling Interest in the Operating Partnership

Notwithstanding the foregoing, subject to any restrictions in applicable debt financing agreements and available liquidity as determined by the board of directors of each of Series REIT of LCFH and Series TRS of LCFH, each Series must use commercially reasonable efforts to make quarterly distributions to each of its partners (including the Company) at least equal to such partner’s “Quarterly Estimated Tax Amount,” which shall be computed (as more fully described in LCFH’s Third Amended and Restated LLLP Agreement) for each partner as the product of (x) the U.S. federal taxable income (or alternative minimum taxable income, if higher) allocated by such Series to such partner in respect of the Series REIT LP Units and Series TRS LP Units held by such partner and (y) the highest marginal blended U.S. federal, state and local income tax rate (or alternative minimum taxable rate, as applicable) applicable to an individual residing in New York, NY, taking into account, for U.S. federal income tax purposes, the deductibility of state and local taxes; provided that Series TRS of LCFH may take into account, in determining the amount of tax distributions to holders of Series TRS LP Units, the amount of any distributions each such holder received from Series REIT of LCFH in excess of tax distributions. In addition, to the extent the Company requires an additional distribution from the Series of LCFH in excess of its quarterly tax distribution in order to pay its quarterly cash dividend, the Series of LCFH will be required to make a corresponding distribution of cash to each of their partners (other than the Company) on a pro-rata basis.

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement upon liquidation of the Operating Partnership’s assets.

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates seven ventures in which there are other noncontrolling investors, which own between 1.2% - 22.5% of such ventures. These ventures hold investments in six office buildings, one warehouse, one shopping center and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2016 and 2015 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Basic Net income (loss) available for Class A common shareholders	$(5,539)	$9,175
Diluted Net income (loss) available for Class A common shareholders	$(5,539)	$14,231
Weighted average shares outstanding
Basic	59,596,889	49,986,082
Diluted	59,596,889	98,098,672

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2016 and 2015 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2016 and 2015, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three months ended March 31, 2016 and 2015, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2016 and 2015, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three months ended March 31, 2016 and 2015, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(5,539)	$9,175
Denominator:
Weighted average number of shares of Class A common stock outstanding	59,596,889	49,986,082
Basic net income (loss) per share of Class A common stock	$(0.09)	$0.18

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(5,539)	$9,175
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	8,596
Additional corporate tax (expense) benefit	—	(3,540)
Diluted net income attributable to Class A common shareholders	$(5,539)	$14,231
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	59,596,889	49,986,082
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	47,645,531
Incremental shares of unvested Class A restricted stock	—	467,059
Diluted weighted average number of shares of Class A common stock outstanding	59,596,889	98,098,672
Diluted net income (loss) per share of Class A common stock	$(0.09)	$0.15

For the three months ended March 31, 2016, shares issuable relating to converted Class B common shareholders and incremental shares of unvested Class A restricted stock are excluded from the calculation of diluted EPS as the Company incurred a loss during the three months ended March 31, 2016, and therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income (loss) per share of Class A common stock.

14. STOCK BASED COMPENSATION PLANS

2014 Omnibus Incentive Plan

In connection with the IPO Transactions, the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) was adopted by the board of directors on February 11, 2014, and provides certain members of management, employees and directors of the Company or its affiliates with additional incentives including grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards.

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27.5 million which represents 1,619,865 shares of restricted Class A common stock (the “IPO Restricted Stock Awards”). Fifty percent of each IPO Restricted Stock Award was made subject to time-based vesting criteria, and the remaining 50% of each IPO Restricted Stock Award was made, subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris is scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees was scheduled to vest in full on the 18-month anniversary of the date of grant and the remaining 75% is scheduled to vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock is scheduled to vest in three equal installments on December 31 of each of 2014, 2015 and 2016 if the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

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

2.
Compensation expense for restricted stock subject to time-based vesting criteria granted to directors (as described below) will be expensed 1/3 each year, for three years on an annual basis following such grant

3.
Compensation expense for restricted stock subject to time-based vesting criteria granted to officers other than Mr. Harris, and to certain employees will be expensed 1/3 each year, for three years on an annual basis following such grant.

Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

Upon termination of a Grantee’s employment of service due to death or disability, and, in the case of Mr. Harris, by the Company without Cause or by Mr. Harris for Good Reason (each, as defined in the Harris Employment Agreement), the Grantee’s time-vesting restricted stock will accelerate and vest in full, and the Grantee’s unvested performance-vesting restricted stock will remain outstanding for the performance period and will vest to the extent the Company meets the Performance Target, including via the catch up provision described above. Upon a change in control (as defined in the 2014 Omnibus Incentive Plan) all restricted stock will become fully vested, if (1) the Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control but prior to its closing, Grantee’s employment is terminated without cause or due to death or disability or Grantee resigns for good reason. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted in connection with the IPO Transactions.

In connection with the IPO Transactions, Alan Fishman and each of Joel C. Peterson and Douglas Durst, who were appointed to the board of directors in connection with such transactions, received an initial restricted stock award with a grant date fair value of $1.0 million, $0.1 million and $0.1 million, respectively, which represents an aggregate of 67,648 shares of restricted Class A common stock. The grants were scheduled to vest in three equal installments on each of the first three anniversaries of the date of such grants, and each will receive an annual restricted stock award with a grant date fair value of $50,000, which will vest in full on the one-year anniversary of the date of grant, with both such awards subject to continued service on the board of directors. Messrs. Peterson and Durst, or their successors, will also receive a $75,000 annual cash payment for their service on the board of directors. Additionally, certain directors may receive $15,000 annually for service as a chairperson of the audit committee or compensation committee and $10,000 for service as a chairperson of the nominating and corporate governance committee, with all or a portion of such fee payable to an applicable director in cash or restricted stock (with a grant date fair value equal to such amount payable) at the election of such director.

Reallocation Awards

On February 3, 2015, restricted stock awards were granted to certain Grantees, with an aggregate value of $0.5 million, representing 25,742 shares of restricted Class A common stock. These restricted stock awards were allocated to the Grantees from employee forfeitures of the IPO Restricted Stock Awards and vest on the same schedule, subject to the same terms and conditions as the IPO Restricted Stock Awards described above.

The compensation expense related to the February 3, 2015 grants will be recognized and accrued for in the same manner as the IPO Restricted Stock Awards described above.

2015 Annual Restricted Stock Awards and Annual Option Awards

Members of management are eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2015, Annual Restricted Stock Awards were granted to our executive officers (each, a “Management Grantee”) with an aggregate value of $12.6 million which represents 688,400 shares of restricted Class A common stock in connection with 2014 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris and the other Management Grantees will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2015, 2016 and 2017 if the Company achieves the Performance Target for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

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

1.
Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris will be expensed 1/2 each year, for two years, on an annual basis in advance of the Harris Retirement Eligibility Date, as defined below.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris will become fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. For other Management Grantees, upon the first date that is on or after February 11, 2019, where the sum of the individual’s age and the individual’s number of full, completed years of employment with us or our subsidiaries is equal to or greater than 60 (the “Executive Retirement Eligibility Date”), the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the Executive Retirement Eligibility Date, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the catch up provision described above, regardless of continued employment with us our subsidiaries following the Executive Retirement Eligibility Date.

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

2016 Annual Restricted Stock Awards and Annual Option Awards

On February 18, 2016, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $9.1 million which represents 793,598 shares of restricted Class A common stock in connection with 2015 compensation. These awards are subject to the same terms and conditions as the 2015 Annual Restricted Stock Awards, except that the relevant vesting periods begin in 2016, rather than in 2015.

The Company has elected to recognize the compensation expense related to the time-based vesting criteria of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period.  We feel that this aligns the compensation expense with the obligation of the Company.  As such, the compensation expense related to the February 18, 2016 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

1.	Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris will be expensed in full on February 11, 2017, the Harris Retirement Eligibility Date.

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

On February 18, 2016, Annual Stock Option Awards were granted to Management Grantees with an aggregate grant date fair value of $1.0 million, which represents 289,326 shares of Class A common stock subject to the Annual Stock Option Awards. The stock option awards are subject to the same terms and conditions as those granted in 2015 except that the vesting period commenced in 2016. The actual grant date fair values of the Annual Option Awards granted to our Management Grantees were computed in accordance with FASB ASC Topic 718 using the Black Scholes model based on the following assumptions: (1) risk-free rate of 1.5%; (2) dividend yield of 9.8%; (3) expected life of six years; and (4) volatility of 48.0%.

On February 18, 2016, members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.1 million, representing 12,636 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed in full on an annual basis following such grant. These grants are subject to the same terms and conditions as those made in 2015 except that the vesting period commenced in 2016.

The 2016 awards are subject to the same change in control and retirement provisions that are described above.

The Company recognized equity-based compensation expense of $3.5 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively.

A summary of the grants is presented below ($ in thousands):

	Three Months Ended March 31,
	2016		2015
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	793,598	$9,118	722,104	$13,278
Grants - Class A Common Stock (restricted) dividends	166,934	1,908	—	—
Stock Options	380,949	1,356	670,256	1,441

Amortization to compensation expense
LP Units compensation expense		—		(50)
Ladder compensation expense		(3,464)		(3,089)
Total amortization to compensation expense		$(3,464)		$(3,139)

The table below presents the number of unvested shares and outstanding stock options at March 31, 2016 and changes during 2016 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2015	1,334,369	601,186	504
Granted	960,532	380,949	—
Exercised		—
Vested	(257,815)		(504)
Forfeited	—	—	—
Expired		—
Nonvested/Outstanding at March 31, 2016	2,037,086	982,135	—

Exercisable at March 31, 2016		230,936

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

At March 31, 2016 there was $19.8 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35 months, with a weighted-average remaining vesting period of 25.0 months.

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
The date that the amounts deferred into the Phantom Equity Plan are paid to a participant depends upon whether such deferral is a mandatory deferral or an elective deferral. Elective deferrals are paid upon the earliest to occur of (1) a change in control (as defined in the Phantom Equity Plan), (2) the end of the participant’s employment, or (3) December 31, 2017. The vested amounts of the mandatory contributions are paid upon the first to occur of (A) a change in control and (B) the first to occur of (x) December 31, 2017 or (y) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable plan year to which the underlying deferred annual bonus relates. The Company could elect to make, and did make, payments pursuant to the Phantom Equity Plan in the form of cash in an amount equal to the then fair market value of such shares of the Company’s Class A common stock (or, prior to our IPO, the Series B Participating Preferred Units), and on May 14, 2014, the Compensation Committee made a global election to make all payments pursuant to the Phantom Equity Plan in the form of cash. Mandatory contributions that were paid at the time specified in 2(B) above were made in cash.
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
As of March 31, 2016, there are 455,180 phantom units outstanding, of which 60,274 are unvested, resulting in a liability of $6.1 million, which is included in accrued expenses on the combined consolidated balance sheets.

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

In February 2015, Company employees contributed $3.4 million to the Plan. As of March 31, 2016, there are 297,125 phantom units outstanding, of which 238,769 are unvested, resulting in a liability of $3.7 million, which is included in accrued expenses on the combined consolidated balance sheets.

Bonus Payments

On February 10, 2016, the compensation committee of the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of December 31, 2015 and paid to employees in full on February 17, 2016. During the three months ended March 31, 2016 and 2015, the Company recorded compensation expense of $4.7 million and $6.4 million, respectively, related to bonuses.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.1 million for the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, the Company’s net deferred tax assets were $6.2 million and $5.0 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(2.0) million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2016, the Company has a deferred tax asset of $14.3 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2016 the tax years 2011, 2012, 2013 and 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. New York State taxing authorities are currently examining income tax returns of various subsidiaries of the Company for tax years 2010 through 2012. These tax examinations often take a long time to complete and/or settle and there can be no assurances as to the possible outcomes. However, the Company believes that the examinations will result in no material changes to the Company’s financial position.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of March 31, 2016 and December 31, 2015, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s combined consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of March 31, 2016, the Company has not recognized any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of March 31, 2016 and December 31, 2015, pursuant to Tax Receivable Agreement, the Company recorded a liability of $1.9 million, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

On May 20, 2015, the Company provided a $25.0 million, 9.0% fixed rate, interest-only mezzanine loan, which matures on June 6, 2016, to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization. The loan, which was approved by the Audit Committee and Risk and Underwriting Committee in accordance with the Company’s policies regarding related party transactions, is secured by Borrower’s ownership interest in Durst Halletts Member LLC (“Guarantor”). Borrower and Guarantor indirectly own a controlling interest in the three entities that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have a controlling interest in Borrower and Guarantor. For the three months ended March 31, 2016, the Company earned $0.6 million in interest income related to this loan.

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

The Company incurred no fees for the three months ended March 31, 2016 and 2015, for loans originated in accordance with this agreement. As of March 31, 2016 and December 31, 2015, $0.3 million and $0.3 million, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space is recorded in other income on the combined consolidated statements of income. In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.5 million of rental expense for the three months ended March 31, 2016 and 2015, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2016 (last nine months)	$1,198
2017	1,255
2018	1,206
2019	1,180
2020	1,180
Thereafter	1,279
Total	$7,298

GN Construction Loan Securities

The Company commits to purchase GN construction loan securities over a typical period of six to twelve months. As of March 31, 2016, the Company’s had no commitment to purchase these securities. As of December 31, 2015, the Company’s commitment to purchase these securities at a fixed price of $102.0 was $28.8 million, of which $26.7 million was funded, with $2.1 million remaining to be funded. The fair value of those commitments at and December 31, 2015 was $54,273, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts. The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of March 31, 2016, the Company’s off-balance sheet arrangements consisted of $97.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which was consisted of $96.2 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2015, the Company’s off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended March 31, 2016
Interest income	$41,328	$18,256	$—	$17	$59,601
Interest expense	(6,151)	(1,970)	(6,195)	(15,220)	(29,536)
Net interest income (expense)	35,177	16,286	(6,195)	(15,203)	30,065
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	35,027	16,286	(6,195)	(15,203)	29,915

Operating lease income	—	—	19,294	—	19,294
Tenant recoveries	—	—	1,335	—	1,335
Sale of loans, net	7,830	—	—	—	7,830
Realized gain on securities	—	(573)	—	—	(573)
Unrealized gain (loss) on Agency interest-only securities	—	660	—	—	660
Realized gain on sale of real estate, net	641	—	5,454	—	6,095
Fee and other income	1,805	—	342	828	2,975
Net result from derivative transactions	(16,125)	(34,737)	—	—	(50,862)
Earnings from investment in unconsolidated joint ventures	—	—	(98)	892	794
Gain (loss) on extinguishment of debt	—	—	—	5,382	5,382
Total other income (expense)	(5,849)	(34,650)	26,327	7,102	(7,070)

Salaries and employee benefits	(1,500)	—	—	(11,115)	(12,615)
Operating expenses	—	—	(422)	(5,873)	(6,295)
Real estate operating expenses	—	—	(5,719)	—	(5,719)
Fee expense	(436)	—	(114)	(181)	(731)
Depreciation and amortization	—	—	(9,797)	(5)	(9,802)
Total costs and expenses	(1,936)	—	(16,052)	(17,174)	(35,162)

Tax (expense) benefit	—	—	—	873	873
Segment profit (loss)	$27,242	$(18,364)	$4,080	$(24,402)	$(11,444)

Total assets as of March 31, 2016	$1,926,164	$2,598,874	$843,085	$287,172	$5,655,295

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended March 31, 2015
Interest income	$36,056	$20,321	$—	$6	$56,383
Interest expense	(5,422)	(2,012)	(5,219)	(14,171)	(26,824)
Net interest income (expense)	30,634	18,309	(5,219)	(14,165)	29,559
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	30,484	18,309	(5,219)	(14,165)	29,409

Operating lease income	—	—	19,147	—	19,147
Tenant recoveries	—	—	2,526	—	2,526
Sale of loans, net	30,027	—	—	—	30,027
Realized gain on securities	—	12,150	—	—	12,150
Unrealized gain (loss) on Agency interest-only securities	—	(1,318)	—	—	(1,318)
Realized gain on sale of real estate, net	611	—	7,051	—	7,662
Fee income	1,484	—	11	2,046	3,541
Net result from derivative transactions	(13,950)	(25,189)	—	—	(39,139)
Earnings from investment in unconsolidated joint ventures	—	—	339	102	441
Total other income	18,172	(14,357)	29,074	2,148	35,037

Salaries and employee benefits	(2,800)	—	—	(10,958)	(13,758)
Operating expenses	69	—	—	(8,872)	(8,803)
Real estate operating expenses	—	—	(9,372)	—	(9,372)
Real estate acquisition costs	—	—	(600)	—	(600)
Fee expense	(891)	(2)	(38)	(192)	(1,123)
Depreciation and amortization	—	—	(9,718)	(5)	(9,723)
Total costs and expenses	(3,622)	(2)	(19,728)	(20,027)	(43,379)

Tax expense	—	—	—	(3,104)	(3,104)
Segment profit (loss)	$45,034	$3,950	$4,127	$(35,148)	$17,963

Total assets as of December 31, 2015	$2,310,409	$2,407,217	$868,528	$309,058	$5,895,212

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $33.9 million and $33.7 million as of March 31, 2016 and December 31, 2015, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $1.0 million and $48,771 as of March 31, 2016 and December 31, 2015, respectively, the Company’s investment in FHLB stock of $77.9 million and $77.9 million as of March 31, 2016 and December 31, 2015, respectively, the Company’s deferred tax asset of $6.2 million and $5.0 million as of March 31, 2016 and December 31, 2015, respectively and the Company’s senior unsecured notes of $558.1 million and $612.6 million as of March 31, 2016 and December 31, 2015, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facility

On April 19, 2016, the Company entered into an amendment to its committed loan repurchase facility with one of its multiple major banking institutions, adding two one-year extension options and extending the maximum term of the committed loan repurchase facility to May 24, 2020.

Borrowings under Credit Agreement

On April 21, 2016, the Company entered into an amendment to its credit agreement with one of its multiple major banking institutions extending the maturity date from April 24, 2016 to no later than June 23, 2016. See Note 7 for a further discussion of the Company’s Borrowings under Credit Agreement.

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

Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to March 31, 2016.

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

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $15.5 billion of commercial real estate loans from our inception through March 31, 2016. During this timeframe, we also acquired $8.8 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.3 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2016, we originated $11.9 billion of conduit loans, $11.5 billion of which were sold into 39 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2016, we had $5.7 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $1.9 billion of loans, $2.6 billion of securities, and $809.2 million of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of March 31, 2016, we had $4.1 billion of debt financing outstanding. This financing comprised $1.9 billion of financing from the Federal Home Loan Bank (the “FHLB”), $738.6 million committed secured term repurchase agreement financing, $365.7 million of other securities financing, $547.8 million of third-party, non-recourse mortgage debt, $297.7 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”). There were no borrowings outstanding under our Credit Agreement and our Revolving Credit Facility. In addition, as of March 31, 2016, we had $1.6 billion of committed, undrawn funding capacity available, consisting of $50.0 million of availability under our $50.0 million Credit Facility, $143.0 million of availability under our $143.0 million Revolving Credit Facility, $340.8 million of undrawn committed FHLB financing and $1.0 billion of other undrawn committed financings. As of March 31, 2016, our debt-to-equity ratio was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008. As of March 31, 2016, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 68 full-time industry professionals, including by hiring experienced personnel known to us in the commercial mortgage industry. Doing so has allowed us to maintain consistency in our culture and operations and to focus on strong credit practices and disciplined growth.

We are led by a disciplined and highly aligned management team. As of March 31, 2016, our management team and directors held interests in our Company comprising 11.9% of our total equity. On average, our management team members have 24 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Operating Officer; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; Robert Perelman, Head of Asset Management; and Kelly Porcella, General Counsel.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Committed Loan Repurchase Facility

On April 19, 2016, the Company entered into an amendment to its committed loan repurchase facility with one of its multiple major banking institutions, adding two one-year extension options and extending the maximum term of the committed loan repurchase facility to May 24, 2020.

Borrowings under Credit Agreement

On April 21, 2016, the Company entered into an amendment to its credit agreement with one of its multiple major banking institutions extending the maturity date from April 24, 2016 to no later than June 23, 2016. See Note 7 for a further discussion of the Company’s Borrowings under Credit Agreement.

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

	March 31, 2016		December 31, 2015
Loans
Conduit first mortgage loans	$353,331	6.2%	$571,764	9.7%
Balance sheet first mortgage loans	1,378,073	24.4%	1,453,120	24.6%
Other commercial real estate-related loans	194,760	3.4%	285,525	4.8%
Total loans	1,926,164	34.0%	2,310,409	39.1%
Securities
CMBS investments	2,532,281	44.8%	2,335,930	39.7%
U.S. Agency Securities investments	66,593	1.2%	71,287	1.2%
Total securities	2,598,874	46.0%	2,407,217	40.9%
Real Estate
Real estate and related lease intangibles, net	809,230	14.3%	834,779	14.2%
Total real estate	809,230	14.3%	834,779	14.2%
Other Investments
Investments in unconsolidated joint ventures	34,855	0.6%	33,797	0.6%
FHLB stock	77,915	1.4%	77,915	1.3%
Total other investments	112,770	2.0%	111,712	1.9%
Total investments	5,447,038	96.3%	5,664,117	96.1%
Cash, cash equivalents and cash collateral held by broker	112,732	2.0%	139,770	2.4%
Other assets	95,525	1.7%	91,325	1.5%
Total assets	$5,655,295	100.0%	$5,895,212	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through March 31, 2016, we have originated and funded $11.9 billion of conduit first mortgage loans and securitized $11.5 billion of such mortgage loans in 39 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, ten securitizations in 2014, ten securitizations in 2015 and two securitizations in 2016. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the three months ended March 31, 2016 and 2015, conduit first mortgage loans remained on our balance sheet for a weighted average of 119 and 74 days prior to securitization, respectively. As of March 31, 2016, we held 16 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $353.3 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 63.1% at March 31, 2016. The Company holds these conduit loans in its TRS.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2016, we held a portfolio of 64 balance sheet first mortgage loans with an aggregate book value of $1.4 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.2% at March 31, 2016.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2016, we held a portfolio of 38 other commercial real estate-related loans with an aggregate book value of $194.8 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 66.5% at March 31, 2016.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of March 31, 2016 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of March 31, 2016, the estimated fair value of our portfolio of CMBS investments totaled $2.5 billion in 186 CUSIPs ($13.6 million average investment per CUSIP). As of that date, 98.2% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 84.4% AAA/Aaa-rated securities and 13.8% of other investment grade-rated securities, including 11.2% rated AA/Aa, 1.1% rated A/A and 1.5% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2016, our CMBS investments had a weighted average duration of 3.2 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2016, by property count and market value, respectively, 48.7% and 68.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.3% and 29% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.3% to 7.7% by property count and 0.2% to 10.9% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as GNMA, or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“ Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of March 31, 2016, the estimated fair value of our portfolio of U.S. Agency Securities was $66.6 million in 33 CUSIPs ($2.0 million average investment per CUSIP), with a weighted average duration of 6.3 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2016, by market value 14.1% and 68.2% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in California and New York, respectively, with no other state having a concentration greater than 10.0%. By property count, New York represented 5.6% and California represented 58.3% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2016 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of March 31, 2016, we owned 97 single tenant net leased properties with an aggregate book value of $533.4 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2016, our net leased properties comprised a total of 4.0 million square feet and had a 100% occupancy rate, an average age since construction of 9.4 years and a weighted average remaining lease term of 15.7 years.

In addition, as of March 31, 2016, we owned 29 other properties with an aggregate book value of $214.2 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $97.5 million, a portfolio of four office buildings in St. Paul, MN with a book value of $56.0 million, a portfolio of seven office buildings in Richmond, VA with a book value of $18.1 million, a 13-story office building in Oakland County, MI with a book value of $10.8 million, a two-story office building in Grand Rapids, MI with a book value of $9.4 million and a warehouse in Grand Rapids, MI with a book value of $6.0 million. We also own a two-story office building in Wayne, NJ with a book value of $9.4 million and a shopping center in Carmel, NY with a book value of $7.0 million.

Residential Real Estate.  We sold 17 condominium units at Veer Towers in Las Vegas, NV, during the three months ended March 31, 2016, generating aggregate gains on sale of $4.0 million. As of March 31, 2016, we owned 115 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $29.1 million through a joint venture, and we intend to sell these remaining units over time. As of March 31, 2016, 11 condominium units were under contract for sale with a book value of $2.4 million. As of March 31, 2016, the remaining condominium units we hold were 32.8% rented and occupied. During the three months ended March 31, 2016, the Company recorded $0.3 million of rental income from the condominium units.

We sold 21 condominium units at Terrazas River Park Village in Miami, FL, during the three months ended March 31, 2016, generating aggregate gains on sale of $1.4 million. As of March 31, 2016, we owned 132 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $32.5 million, and we intend to sell these remaining units over time. As of March 31, 2016, 12 condominium units were under contract for sale with a book value of $2.7 million. As of March 31, 2016, the remaining condominium units we hold were 81.6% rented and occupied. During the three months ended March 31, 2016, the Company recorded $0.6 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of March 31, 2016 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Lease
Radford, VA	12/23/15	$1,564	2015	9/30/30	8,360	$1,552	$—	$1,552	$104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,508	1,142	366	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,389	1,053	336	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,227	958	269	84	100.0%
Malone, NY	12/16/15	1,466	2015	6/30/30	8,320	1,462	—	1,462	99	100.0%
Mercedes, TX	12/16/15	1,204	2015	11/30/30	9,100	1,255	—	1,255	86	100.0%
Gordonville, MO	11/10/15	1,125	2015	9/30/30	9,026	1,195	776	419	80	100.0%
Rice, MN	10/28/15	1,201	2015	9/30/30	9,002	1,225	822	403	85	100.0%
Bixby, OK	10/27/15	10,979	2012	12/31/32	75,996	12,027	8,000	4,027	769	100.0%
Farmington, IL	10/23/15	1,303	2015	8/31/30	9,100	1,391	901	490	93	100.0%
Grove, OK	10/20/15	5,030	2012	8/31/32	31,500	5,507	3,646	1,861	364	100.0%
Jenks, OK	10/19/15	12,160	2009	9/24/33	80,932	13,264	8,853	4,411	912	100.0%
Bloomington, IL	10/14/15	1,193	2015	8/31/30	9,026	1,279	822	457	85	100.0%
Montrose, MN	10/14/15	1,167	2015	8/31/30	9,100	1,174	791	383	83	100.0%
Lincoln County , MO	10/14/15	1,072	2015	8/31/30	9,002	1,124	743	381	76	100.0%
Wilmington, IL	10/07/15	1,309	2015	8/31/30	9,002	1,381	908	473	93	100.0%
Danville, IL	10/07/15	1,074	2015	8/31/30	9,100	1,147	743	404	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,282	935	347	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,398	1,005	393	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,137	825	312	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,196	864	332	80	100.0%
De Soto, IL	09/08/15	1,066	2015	7/31/30	9,100	1,093	707	386	76	100.0%
Kerrville, TX	08/28/15	1,174	2015	7/31/30	9,100	1,213	769	444	84	100.0%
Floresville, TX	08/28/15	1,251	2015	7/31/30	9,100	1,289	816	473	89	100.0%
Minot, ND	08/19/15	6,644	2012	1/31/34	55,440	6,853	4,704	2,149	419	100.0%
Lebanon, MI	08/14/15	1,200	2015	7/31/30	9,050	1,244	821	423	85	100.0%
Effingham County, IL	08/10/15	1,195	2015	6/30/30	9,002	1,232	821	411	85	100.0%
Ponce, Puerto Rico	08/03/15	8,900	2012	8/31/37	15,660	9,194	6,530	2,664	560	100.0%
Tremont, IL	06/25/15	1,150	2015	5/31/30	9,026	1,167	794	373	82	100.0%
Pleasanton, TX	06/24/15	1,316	2015	5/31/30	9,026	1,348	870	478	93	100.0%
Peoria, IL	06/24/15	1,226	2015	5/31/30	9,002	1,266	860	406	87	100.0%
Bridgeport, IL	06/24/15	1,186	2015	5/31/30	9,100	1,216	827	389	84	100.0%
Warren, MN	06/24/15	1,055	2015	4/30/30	9,100	1,060	698	362	75	100.0%
Canyon Lake, TX	06/18/15	1,377	2015	3/31/30	9,100	1,412	913	499	98	100.0%
Wheeler, TX	06/18/15	1,075	2015	3/31/30	9,002	1,099	721	378	76	100.0%
Aurora, MN	06/18/15	953	2015	3/31/30	9,100	971	—	971	68	100.0%
Red Oak, IA	05/07/15	1,184	2014	10/31/29	9,026	1,174	778	396	84	100.0%
Zapata, TX	05/07/15	1,150	2015	3/31/30	9,100	1,162	746	416	82	100.0%
St. Francis, MN	03/26/15	1,117	2014	1/31/30	9,002	1,133	732	401	79	100.0%
Yorktown, TX	03/25/15	1,208	2015	2/28/30	10,566	1,251	784	467	86	100.0%
Battle Lake, MN	03/25/15	1,098	2014	2/28/30	9,100	1,120	719	401	78	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,212	803	409	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	934	655	279	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	11,935	—	11,935	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,188	4,604	1,584	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	5,037	3,740	1,297	325	100.0%
Crawfordsville, IN	02/20/15	6,000	2004	1/31/33	14,259	5,799	—	5,799	375	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,218	—	5,218	336	100.0%
Kings Mountain, NC	01/29/15	21,241	1995	9/30/30	467,781	27,954	18,774	9,180	1,475	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,277	901	376	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,092	775	317	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,030	729	301	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,360	5,718	2,642	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,649	6,470	2,179	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,778	2,814	964	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	17,353	12,893	4,460	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,869	11,760	4,109	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,388	8,411	2,977	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,437	7,836	2,601	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	10,224	7,622	2,602	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,621	7,168	2,453	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,541	5,140	3,401	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,195	3,091	1,104	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	5,184	3,936	1,248	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,340	2,496	844	229	100.0%
Conyers, Georgia	08/28/14	32,530	2014	4/30/29	499,668	30,936	22,855	8,081	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	8,102	5,691	2,411	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	4,075	2,986	1,089	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,576	3,227	1,349	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,684	3,298	1,386	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,271	2,929	1,342	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,465	3,857	1,608	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,798	3,428	1,370	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,287	4,596	1,691	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,205	3,849	1,356	365	100.0%
Abingdon, VA	12/18/12	4,687	2006	6/30/81	15,371	4,606	3,091	1,515	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,396	4,816	1,580	536	100.0%
North Dartsmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	25,655	19,148	6,507	2,152	100.0%
Vineland, NJ	09/21/12	22,506	2003	7/31/57	115,368	19,492	13,915	5,577	1,616	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	17,371	12,401	4,970	1,452	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	17,101	12,208	4,893	1,350	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	15,109	10,786	4,323	1,267	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,354	4,742	1,612	611	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,063	824	239	97	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,124	797	327	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	904	716	188	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,634	3,435	1,199	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,960	5,327	1,633	596	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,921	5,182	1,739	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	6,187	4,631	1,556	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,897	11,154	1,743	1,065	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,569	2,736	833	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,416	3,090	1,326	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,969	3,474	1,495	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,760	3,264	1,496	416	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,183	2,928	1,255	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,142	2,898	1,244	362	100.0%
Total Net Lease		557,674			3,959,222	533,444	363,012	170,432	37,677
Other
Carmel, NY	10/14/15	6,700	1985	1/31/39	50,121	6,955	—	6,955	619	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	9,377	6,679	2,698	1,100	100.0%
Grand Rapids, MI	06/18/15	9,300	1963	6/30/24	97,167	9,432	7,249	2,183	825	97.0%	(5)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	6,036	4,934	1,102	539	97.0%	(5)
St. Paul, MN	09/22/14	62,340	1900	10/1/21	760,318	56,033	49,032	7,001	12,213	97.0%	(5)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	18,070	15,808	2,262	2,760	77.5%	(5)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	97,453	89,091	8,362	11,891	77.5%	(5)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	10,814	11,971	(1,157)	3,136	90.0%	(5)
Total Other		250,595			2,554,814	214,170	184,764	29,406	33,083
Condominium
Miami, FL	11/21/13	80,000	2010		145,097	32,490	—	32,490	2,547	100.0%	(6)
Las Vegas, NV	12/20/12	119,000	2006		102,746	29,126	—	29,126	938	98.8%	(5)(7)
Total Condominium		199,000			247,843	61,616	—	61,616	3,485
Total		$1,007,269			6,761,879	$809,230	$547,776	$261,454	$74,245

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms are longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ended December 31, 2016. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

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

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established LCRIP I, an institutional partnership, with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. As of March 31, 2016, the book value of our investment in LCRIP I was $1.0 million.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake LLC. As of March 31, 2016, Grace Lake LLC owned an office building campus with a carrying value of $64.5 million, which is net of accumulated depreciation of $17.0 million, that is financed by $73.1 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of March 31, 2016, the book value of our investment in Grace Lake LLC was $3.1 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue, with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of March 31, 2016, the book value of our investment in 24 Second Avenue was $30.7 million.

FHLB Stock. Tuebor is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.5 billion at March 31, 2016, a $50.0 million Credit Agreement, a $143.0 million Revolving Credit Facility and through our FHLB membership. As of March 31, 2016, there was $535.6 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $300.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of March 31, 2016, we had total outstanding balances of $568.8 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of March 31, 2016, we had outstanding balances of $547.8 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.9 billion of borrowings from the FHLB outstanding at March 31, 2016.  As of March 31, 2016, we also had a $50.0 million Credit Agreement, with no borrowings outstanding, a $143.0 million Revolving Credit Facility, with no borrowings outstanding, and $563.9 million of Notes issued and outstanding. See “—Liquidity and Capital Resources” and Note 7, Debt Obligations in our combined consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We seek to maintain a debt-to-equity ratio of 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of March 31, 2016, our debt-to-equity ratio was 2.8:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by relatively stable property values, large volumes of maturing loans and a low interest rate environment. According to Trepp, more than $1.6 trillion of commercial real estate debt is scheduled to mature over the next five years. In contrast to these positive factors, certain areas of the CMBS markets saw rapid spread widening versus Treasury swaps in the third and fourth quarters of 2015 and into the first quarter of 2016. We believe this was primarily driven by broader macroeconomic issues, disruption in the energy markets, and volatility in the high yield credit markets rather than underlying fundamental issues within the commercial real estate sector. Additionally, new Dodd-Frank regulations are set to go into effect in December of 2016, which may affect CMBS pricing and liquidity conditions. See Item 1A. “Risk Factors—Risks Related to Our Portfolio—Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us” in the Annual Report.

For the quarter ended March 31, 2016, new CMBS issuance totaled $19.0 billion, a 30% decrease over the same period in 2015. For the year ended December 31, 2015, new CMBS issuance totaled $101.0 billion, a 7.4% increase over the same period in 2014. Although increased competition from non-CMBS lenders, such as life insurance companies and banks, has been evident over the past few quarters and CMBS volumes have been affected by market volatility and uncertainty related to the effects of the pending regulatory changes, we believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

We believe our ability to quickly and efficiently rotate our focus between lending, investing in securities, and making real estate equity investments allows us to take advantage of attractive investment opportunities under a variety of market conditions. When the conduit lending and securitization market conditions are favorable, we are capable of shifting our focus and equity allocation toward that market. At other times, especially when conduit lending and securitization market conditions are disrupted, investment in securities and our other products can be more attractive and we are able to shift our focus and investment allocation accordingly.

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

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Investment overview

Investment activity in the three months ended March 31, 2016 focused on loan and security activities. We originated and funded $140.8 million in principal value of commercial mortgage loans, which was offset by $316.8 million of sales and $218.9 million of principal repayments in the three months ended March 31, 2016. We acquired $227.8 million of new securities, which was offset by $15.5 million of sales and $36.1 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $191.7 million. We also received proceeds from the sale of real estate of $23.5 million.

Investment activity in the three months ended March 31, 2015 focused on loan originations and securities investments. We originated and funded $770.0 million in principal value of commercial mortgage loans in the three months ended March 31, 2015. We acquired $243.9 million of new securities, which was offset by $370.3 million of sales and $73.0 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $191.7 million. We also invested $103.3 million in real estate and received proceeds from the sale of real estate of $22.1 million.

Operating overview

Net (loss) income attributable to Class A common shareholders totaled $(5.5) million for the three months ended March 31, 2016, compared to $9.2 million for the three months ended March 31, 2015. The most significant drivers of the $14.7 million decrease are as follows:

•
a decrease in total other income (loss) of $42.1 million, primarily as a result of a decrease of $22.2 million in profits on sales of loans, a decrease of $12.7 million in realized gains on securities, a $11.8 million decrease in net results from derivative transactions and a $1.6 million decrease in profits on sale of real estate, partially offset by an increase of $5.4 million gain on extinguishment of debt and an increase of $2.0 million in unrealized gain (loss) on Agency interest-only securities; and

•
a decrease in total costs and expenses of $8.2 million compared to the prior year, primarily as a result of reduced incentive compensation expense due to reduced total net interest income after provision for loan losses and total other income (“Net Revenues”) and loan/investment production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a definition of Net Revenues and a reconciliation to total net interest income after provision for loan losses and total other income.

Core Earnings, a non-GAAP measure, totaled $38.2 million for the three months ended March 31, 2016, compared to $48.0 million for the three months ended March 31, 2015. The significant components of the $9.8 million decrease in Core Earnings are a decrease in total other income (loss) of $18.4 million, primarily as a result of a decrease of $24.4 million in sale of loans, net, a decrease of $12.7 million in gain (loss) on securities, partially offset by an increase of $16.1 million in net results from derivative transactions and a decrease in total costs and expenses of $7.7 million primarily as a result of reduced incentive compensation expense due to reduced total Net Revenues and loan/investment production discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $59.6 million for the three months ended March 31, 2016, compared to $56.4 million for the three months ended March 31, 2015. The $3.2 million increase in interest income was primarily attributable to an increase in our average investment balances in our loan and our securities portfolios. For the three months ended March 31, 2016, securities investments averaged $2.5 billion and loan investments averaged $2.2 billion. For the three months ended March 31, 2015, securities investments averaged $1.7 billion and loan investments averaged $1.0 billion. The impact of the expanded base of interest bearing assets was partially offset by lower interest spreads earned on securities acquired and loans originated subsequent to March 31, 2015 versus the interest spreads prevailing prior to that date.

Interest expense totaled $29.5 million for the three months ended March 31, 2016, compared to $26.8 million for the three months ended March 31, 2015. The $2.7 million increase in interest expense was primarily attributable to the increase in average mortgage loan financing balance that is required to finance the expanded real estate portfolio. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. For the three months ended March 31, 2016, our mortgage loan financing balance averaged $536.1 million versus an average mortgage loan financing balance of $501.3 million for the three months ended March 31, 2015. Our repurchase agreement debt was also lower at March 31, 2016, compared to March 31, 2015. The decrease in repurchase agreement financing and increase in mortgage loan financing increased the average cost of financing.

Net interest income after provision for loan losses totaled $29.9 million for the three months ended March 31, 2016, compared to $29.4 million for the three months ended March 31, 2015. The $0.5 million increase in net interest income after provision for loan losses was primarily attributable to the increase in loan and securities investment balances during 2016 compared to the same period a year ago, partially offset by the increase in debt balance.

Cost of funds, a non-GAAP measure, totaled $37.0 million for the three months ended March 31, 2016, compared to $34.2 million for the three months ended March 31, 2015. The $2.8 million increase in cost of funds was primarily attributable to higher prevailing market borrowing costs. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of March 31, 2016, the weighted average yield on our mortgage loan receivables was 7.0%, compared to 6.9% as of March 31, 2015 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of March 31, 2016, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.3%, compared to 2.2% as of March 31, 2015. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2015 to March 31, 2016 was primarily due to higher prevailing market borrowing costs. As of March 31, 2016, we had outstanding borrowings secured by our mortgage loan receivables equal to 44.6% of the carrying value of our mortgage loan receivables, compared to 45.1% as of March 31, 2015.

As of March 31, 2016, the weighted average yield on our real estate securities was 3.0%, compared to 2.6% as of March 31, 2015 as the weighted average yield on securities purchased was higher than the weighted average yield on securities that were sold or paid off.  As of March 31, 2016, the weighted average interest rate on borrowings against our real estate securities was 1.1%, compared to 0.9% as of March 31, 2015. The increase in the rate on borrowings against our real estate securities from March 31, 2015 to March 31, 2016 was primarily due to higher prevailing market borrowing costs. As of March 31, 2016, we had outstanding borrowings secured by our real estate securities equal to 81.8% of the carrying value of our real estate securities, compared to 82.4% as of March 31, 2015.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2016 and 2015, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.3% as of March 31, 2015. As of March 31, 2016, we had outstanding borrowings secured by our real estate equal to 67.7% of the carrying value of our real estate, compared to 61.7% as of March 31, 2015.

Provision for loan losses

We had a $0.2 million provision for loan losses for the three months ended March 31, 2016 and 2015. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, our provision for loan losses remained unchanged for the three months ended March 31, 2016 and 2015. As of March 31, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.7 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $19.3 million for the three months ended March 31, 2016, compared to $19.1 million for the three months ended March 31, 2015. The increase of $0.2 million was attributable to a full period of operations of properties acquired in 2015.

Tenant recoveries totaled $1.3 million for the three months ended March 31, 2016, compared to $2.5 million for the three months ended March 31, 2015. The decrease of $1.2 million reflects the sale of office properties in 2015.

Sale of loans, net

Income from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $7.8 million for the three months ended March 31, 2016, compared to $30.0 million for the three months ended March 31, 2015, a decrease of $22.2 million. In the three months ended March 31, 2016, we participated in two separate securitization transactions, selling 26 loans with an aggregate outstanding principal balance of $249.2 million. In the three months ended March 31, 2015, we participated in two separate securitization transactions, selling 45 loans with an aggregate outstanding principal balance of $634.4 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging of $3.7 million for the three months ended March 31, 2016 compared to $17.3 million for the three months ended March 31, 2015 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(0.6) million for the three months ended March 31, 2016, compared to $12.1 million for the three months ended March 31, 2015, a decrease of $12.7 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(0.6) million of that loss. For the three months ended March 31, 2016, we sold $15.5 million of securities, comprised of $15.0 million of CMBS and $0.5 million U.S. Agency Securities. For the three months ended March 31, 2015, we sold $370.3 million of securities, comprised of $370.3 million of CMBS and no U.S. Agency Securities. The decrease in sales of securities reflects lower transaction volume and lower profit margins in 2016 as compared to 2015.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.7 million for the three months ended March 31, 2016, compared to a loss of $1.3 million for the three months ended March 31, 2015. The positive change of $2.0 million in unrealized gain (loss) on Agency interest-only securities was due to an increase in interest rates and amortization and sales of the portfolio during the three months ended March 31, 2016.

Income from sales of real estate, net

For the three months ended March 31, 2016, income from sales of real estate, net totaled $6.1 million, compared to $7.7 million for the three months ended March 31, 2015. The decrease of $1.6 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended March 31, 2016, we sold one single-tenant retail property resulting in a net gain on sale of $0.7 million. There were no sales of commercial real estate properties during the three months ended March 31, 2015.

During the three months ended March 31, 2016, income from sales of residential condominiums totaled $5.4 million. We sold 17 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.0 million, and 21 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.4 million. During the three months ended March 31, 2015, income from sales of residential condominiums totaled $7.7 million. We sold 25 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $5.4 million, and 33 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.2 million.

Other income

Fee and other income totaled $3.0 million for the three months ended March 31, 2016, compared to $3.5 million for the three months ended March 31, 2015. We generated fee income from the management of our institutional partnership and our managed account, both of which were terminated during 2015, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. The $0.5 million decrease in fee and other income year-over-year was primarily due to a decrease in management fees from our institutional partnership and our managed account and lower origination fees due to lower origination volume in 2016.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $50.9 million for the three months ended March 31, 2016, which was comprised of an unrealized loss of $9.6 million and a realized loss of $41.2 million, compared to a loss of $39.1 million which was comprised of an unrealized loss of $11.4 million and a realized loss of $27.7 million, for the three months ended March 31, 2015, a negative change of $11.8 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2016 was primarily related to movement in interest rates during the three months ended March 31, 2016. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.8 million for the three months ended March 31, 2016, compared to $0.4 million for the three months ended March 31, 2015. Earnings from our investment in LCRIP I totaled $0.9 million for the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015. The increase of $0.8 million reflects recognition of final incentive fee earned from our investment in LCRIP I in 2016. LCRIP I held no loans as of March 31, 2016, as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake JV totaled $0.2 million for the three months ended March 31, 2016, compared to $0.3 million for the three months ended March 31, 2015. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.3) million for the three months ended March 31, 2016, compared to none for the three months ended March 31, 2015. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.3 million in upfront development costs.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $5.4 million for the three months ended March 31, 2016, compared to none for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $12.6 million for the three months ended March 31, 2016, compared to $13.8 million for the three months ended March 31, 2015. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $1.2 million in compensation expense was attributable to the decrease in incentive compensation expense in the three months ended March 31, 2016 compared the three months ended March 31, 2015 due to reduced actual Net Revenues and loan/investment production in the three months ended March 31, 2016.

Operating expenses

Operating expenses totaled $6.3 million for the three months ended March 31, 2016, compared to $8.8 million for the three months ended March 31, 2015. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The decrease of $2.5 million represents non-recurring REIT transaction costs in 2015 and cost cutting initiatives in 2016.

Real estate operating expenses

Real estate operating expenses totaled $5.7 million for the three months ended March 31, 2016, compared to $9.4 million for the three months ended March 31, 2015. The decrease of $3.7 million in real estate operating expense was in part due to the sale of office and residential real estate in 2015 and 2016.

Real estate acquisition costs

There were no real estate acquisition costs for the three months ended March 31, 2016, compared to $0.6 million for the three months ended March 31, 2015. The decrease of $0.6 million in real estate acquisition costs was due to no real estate acquisitions during the three months ended March 31, 2016, compared to $103.3 million of real estate acquisitions during the three months ended March 31, 2015.

Fee expense

Fee expense totaled $0.7 million for the three months ended March 31, 2016, compared to $1.1 million for the three months ended March 31, 2015. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.4 million in fee expense was primarily attributable to the decrease in the balance of our mortgage loan receivables held for investment, net, at amortized cost at March 31, 2016, as compared to at March 31, 2015.

Depreciation and amortization

Depreciation and amortization totaled $9.8 million for the three months ended March 31, 2016, compared to $9.7 million for the three months ended March 31, 2015. The $0.1 million increase in depreciation and amortization is attributable to a full period of depreciation on acquisitions made in 2015.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $(0.9) million for the three months ended March 31, 2016, compared to $3.1 million for the three months ended March 31, 2015. The decrease of $4.0 million is primarily attributable to a decrease in income (loss) before taxes.

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

We seek to maintain a debt-to-equity ratio of 3:1 or below. This ratio typically fluctuates during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. We generally seek to match fund our assets according to their liquidity characteristics and expected hold period. We believe that the defensive positioning of our predominantly senior secured assets and our financing strategy has allowed us to maintain financial flexibility to capitalize on an attractive range of market opportunities as they have arisen.

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

As of March 31, 2016, we had unrestricted cash and cash equivalents of $82.7 million, unencumbered loans of $475.1 million and unencumbered securities of $70.1 million.

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income. Consistent with the terms of the Private Letter Ruling, we paid our fourth quarter 2015 dividend in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $451.9 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2016.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.1 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at March 31, 2016.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $82.7 million and $109.0 million at March 31, 2016 and December 31, 2015, respectively.

Cash generated from operations

Our operating activities were a net provider of cash of $182.3 million and $168.9 million during the three months ended March 31, 2016 and 2015, respectfully. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2016 and 2015 are set forth in the table below ($ in thousands):

	March 31, 2016	December 31, 2015

Committed loan facilities	$535,588	$704,149
Committed securities facility	203,059	161,887
Uncommitted securities facilities	365,692	394,719
Total repurchase agreements	1,104,339	1,260,755
Mortgage loan financing	547,776	544,663
Borrowings from the FHLB	1,881,200	1,856,700
Senior unsecured notes	558,134	612,605
Total debt obligations	$4,091,449	$4,274,723

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $100.0 million to $900.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of March 31, 2016 and December 31, 2015. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.5 billion of credit capacity. As of March 31, 2016, the Company had $535.6 million of borrowings outstanding, with an additional $949.4 million of committed financing available. As of December 31, 2015, the Company had $704.1 million of borrowings outstanding, with an additional $780.9 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2016 and December 31, 2015.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $300.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2016, the Company had $203.1 million of borrowings outstanding, with an additional $96.9 million of committed financing available. As of December 31, 2015, the Company had $161.9 million of borrowings outstanding, with an additional $138.1 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

March 31, 2013	382,161	428,531	559,516	382,161	428,531	559,516	—	—	—
June 30, 2013	254,978	236,809	415,182	254,978	236,809	415,182	—	—	—
September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

Borrowings under Credit Agreement

On January 24, 2013, we entered into a $50.0 million credit agreement with one of our committed financing counterparties in order to finance our securities and lending activities. As of March 31, 2016 and December 31, 2015, there were no borrowings outstanding under this facility.

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

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016 to increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $143.0 million, including a $25.0 million sublimit for the issuance of letters of credit. As of March 31, 2016 and December 31, 2015, the Company had no borrowings outstanding under this facility. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by two 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the three months ended March 31, 2016, we executed four term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2026 and totaling $547.8 million at March 31, 2016 and $544.7 million at December 31, 2015. These long-term nonrecourse mortgages include net unamortized premiums of $6.0 million and $6.1 million at March 31, 2016 and December 31, 2015, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.2 million and $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2016 and 2015, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $712.5 million and $711.1 million as of March 31, 2016 and December 31, 2015, respectively.

FHLB financing

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”) became a member of the Federal Home Loan Bank (“FHLB”). As of March 31, 2016, Tuebor had $1.9 billion of borrowings outstanding (with an additional $340.8 million of committed term financing available from the FHLB), with terms of overnight to 8 years, interest rates of 0.38% to 2.74%, and advance rates of 50% to 95.2% of the collateral. As of March 31, 2016, collateral for the borrowings was comprised of $1.8 billion of CMBS and U.S. Agency Securities and $507.7 million of first mortgage commercial real estate loans. On June 26, 2015, Tuebor’s advance limit was increased to the lowest of $2.9 billion, 40% of Ladder Capital Corp’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2015, Tuebor had $1.9 billion of borrowings outstanding (with an additional $380.4 million of committed term financing available from the FHLB), with terms of overnight to 8 years, interest rates of 0.28% to 2.74%, and advance rates of 58.7% to 95.2% of the collateral. As of December 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $568.2 million of first mortgage commercial real estate loans.

Effective February 19, 2016, the FHFA, regulator of the FHLB, adopted a final rule amending its regulation regarding the eligibility of captive insurance companies for FHLB membership.
Pursuant to the final rule, Tuebor may remain a member of the FHLB through February 19, 2021 (the “Transition Period”). During the Transition Period, Tuebor is eligible to continue to draw new additional advances, extend the maturities of existing advances, and pay off outstanding advances on the same terms as non-captive insurance company FHLB members with the following two exceptions:

1)	New advances (including any existing advances that are extended during the Transition Period) will have maturity dates on or before February 19, 2021; and

2)	The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 46.0% of the Company’s outstanding debt obligations as of March 31, 2016. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $451.9 million of the member’s capital were restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2016.

Senior Unsecured Notes

On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. On November 5, 2014, the board of directors authorized the Company to make up to $325.0 million in repurchases of the 2017 Notes from time to time without further approval.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the three months ended March 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $297.7 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. On February 24, 2016, the board of director authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval.

During the three months ended March 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. The remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2016, the Company has a 57.6% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries that are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $5.7 million, were included in senior unsecured notes as of March 31, 2016 and unamortized debt issuance costs of $6.9 million, were included in senior unsecured notes as of December 31, 2015 (previously included in other assets on the combined consolidated balance sheets).

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2016, the Company has a remaining amount available for repurchase of $44.4 million, which represents 5.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $12.45 per share on such date.

The following table is a summary of our repurchase activity during the three months ended March 31, 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,652)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2016		$44,354

(1)         Amount excludes commissions paid associated with share repurchases.

Dividends

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income and, for 2015, we must distribute our undistributed accumulated earnings and profits attributable to taxable periods prior to January 1, 2015 (the “E&P Distribution”). The Company made the E&P Distribution on January 21, 2016 and has paid and in the future intend to declare regular quarterly distributions to our shareholders in an amount approximating our net taxable income.

Consistent with the Private Letter Ruling we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
Total	$0.275

March 12, 2015	$0.250
Total	$0.250

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $218.9 million for the three months ended March 31, 2016 and $125.7 million for the three months ended March 31, 2015. Repayment of real estate securities provided net cash of $36.1 million for the three months ended March 31, 2016 and $73.0 million for the three months ended March 31, 2015.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $316.8 million for the three months ended March 31, 2016 and $589.2 million for the three months ended March 31, 2015.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $15.5 million for the three months ended March 31, 2016 and $370.3 million for the three months ended March 31, 2015.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units.  Proceeds from sales of real estate provided net cash of $23.5 million for the three months ended March 31, 2016 and $22.1 million for the three months ended March 31, 2015.

Proceeds from the issuance of equity

For the three months ended March 31, 2016 and 2015, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of March 31, 2016 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,780,462	$674,043	$171,269	$901,524	$3,527,298
Senior unsecured notes	—	297,671	—	266,201	563,872
Interest payable(1)	69,229	111,494	86,351	81,633	348,707
Other funding obligations(2)	99,627	—	—	—	99,627
Payments pursuant to tax receivable agreement	—	1,910	—	—	1,910
Operating lease obligations	1,198	2,461	2,361	1,279	7,299
Total	$1,950,516	$1,087,579	$259,981	$1,250,637	$4,548,713

(1)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2016 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing and our commitment to purchase GN construction loan securities as of March 31, 2016.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2016, our off-balance sheet arrangements consisted of $97.6 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $96.2 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2015, our off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2015.

Reconciliation of Non-GAAP Financial Measures

Core Earnings

We present Core Earnings, which is a non-GAAP measure, as a supplemental measure of our performance. We consider the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have fundamentally equivalent interest in our pre-tax earnings. Accordingly, for purposes of computing Core Earnings we start with pre-tax earnings and adjust for other noncontrolling interest in consolidated joint ventures but we do not adjust for amounts attributable to noncontrolling interests held by Continuing LCFH Limited Partners.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended March 31,
	2016	2015

Income (loss) before taxes	$(12,317)	$21,068
Net loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)	232	(191)
Our share of real estate depreciation, amortization and gain adjustments (1)	8,304	8,404
Adjustments for unrecognized derivative results (2)	39,348	11,518
Unrealized (gain) loss on agency IO securities	(660)	1,318
Premium (discount) on mortgage loan financing, net of amortization	(35)	2,131
Non-cash stock-based compensation	3,331	2,249
One-time transactional adjustment (3)	—	1,509
Core Earnings	$38,203	$48,006

(1)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments amounts presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2016	2015

	Total GAAP depreciation and amortization	$9,802	$9,723
	Less: Depreciation and amortization related to non-rental property fixed assets	(5)	(5)
	Less: Non-controlling interests’ share of consolidated depreciation and amortization	(673)	(745)
	Our share of real estate depreciation and amortization	$9,124	$8,973

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	$(824)	$(573)
	Less: Non-controlling interests’ share of accumulated depreciation and amortization on real estate sold	4	4
	Our share of accumulated depreciation and amortization on real estate sold	$(820)	$(569)

	Our share of real estate depreciation and amortization and gain adjustments	$8,304	$8,404

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of Core Earnings, real estate depreciation and amortization are eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings

		Three Months Ended March 31,
		2016	2015

	GAAP realized gain on sale of real estate, net	$6,095	$7,662
	Less: Realized gain from accumulated depreciation and amortization on real estate sold	(824)	(573)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$5,271	$7,089

(2)
The following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2016	2015

	Hedging interest expense	$(7,421)	$(7,336)
	Hedging realized result	(4,093)	(20,285)
	Hedging unrecognized result	(39,348)	(11,518)
	Net results from derivative transactions	$(50,862)	$(39,139)

(3)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expensed and accrued for in the period incurred.

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

Because of these limitations, Core Earnings should not be considered in isolation or as a substitute for net income (loss) attributable to shareholders or as an alternative to cash flow as a measure of our liquidity or any other performance measures calculated in accordance with GAAP.

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

	Three Months Ended March 31,
	2016	2015

Number of loans	26	45
Face amount of loans sold into securitizations	$249,156	$634,439
Number of securitizations	2	2

Income from sales of securitized loans, net (1)	$7,545	$30,027
Hedge gain/(loss) related to loans securitized (2)	(3,808)	(12,776)
Income from sales of securitized loans, net of hedging	$3,737	$17,251

(1)                                The following is a reconciliation of the non-GAAP measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Three Months Ended March 31,
	2016	2015

Income from sales of loans (non-securitized), net	$285	$—
Income from sales of securitized loans, net	7,545	30,027
Income from sales of loans, net	$7,830	$30,027

(2)                                The following is a reconciliation of the non-GAAP measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Three Months Ended March 31,
	2016	2015

Hedge gain/(loss) related to lending and securities positions	$(46,769)	$(26,363)
Hedge gain/(loss) related to loans (non-securitized)	(285)	—
Hedge gain/(loss) related to loans securitized	(3,808)	(12,776)
Net results from derivative transactions	$(50,862)	$(39,139)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended March 31,
	2016	2015

Interest expense	$(29,536)	$(26,824)
Net interest expense component of hedging activities (1)	(7,421)	(7,336)
Cost of funds	$(36,957)	$(34,160)

Interest income	$59,601	$56,383
Cost of funds	(36,957)	(34,159)
Interest income, net of cost of funds	$22,644	$22,224

		Three Months Ended March 31,
		2016	2015

(1)	Net interest expense component of hedging activities	$(7,421)	$(7,336)
	Hedging realized result	(4,093)	(20,285)
	Hedging unrecognized result	(39,348)	(11,518)
	Net result from derivative transactions	$(50,862)	$(39,139)

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

	Three Months Ended March 31,
	2016	2015

Net interest income after provision for loan losses	$29,915	$29,409
Total other income	(7,070)	35,037
Net Revenues	$22,845	$64,446

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2016 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2016, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(1,897)	$42,829
Increase by 1.00%	5,452	(42,173)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of March 31, 2016, the Company believes it was in compliance with all covenants.

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

Regulatory Risk

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all broker-dealer entities are subject. The Company established registered investment adviser subsidiaries, Ladder Capital Adviser LLC and LCR Income I GP LLC (the “Advisers”). The Advisers are required to be compliant with SEC requirements on an ongoing basis and are subject to multiple operating and reporting requirements to which all registered investment advisers are subject. In addition, Tuebor is subject to state regulation as a captive insurance company. If LCS, the Advisers or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2016 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sale of Securities

During the three months ended March 31, 2016, 2,077,764 Series REIT LP Units and 2,077,764 Series TRS LP Units were collectively exchanged for 2,077,764 shares of Class A common stock and 2,077,764 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended March 31, 2016 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2016 - January 31, 2016	—	$—	—	$49,006
February 1, 2016 - February 29, 2016	149,388	10.56	149,388	47,428
March 1, 2016 - March 31, 2016	274,929	11.18	274,929	44,353
Total	424,317	$10.96	424,317	$44,353

(1)         The total number of shares repurchased includes shares purchased pursuant to the plan described in footnote (2) below.
(2)         In August of 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of March 31, 2016, (ii) the Combined Consolidated Statements of Income for the three months ended March 31, 2016, (iii) the Combined Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016, (iv) the Combined Consolidated Statements of Changes in Equity for the three months ended March 31, 2016, (v) the Combined Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: May 6, 2016	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 6, 2016	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer