Form 10-Q
period 2016-09-30
Ladder Capital Corp
filed 2016-11-04
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Class A Common Stock, $0.001 par value	65,200,330
Class B Common Stock, $0.001 par value	44,388,184

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2016

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

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company, and its primary assets are a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”) and in each series thereof, directly or indirectly. Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to LCFH (“Predecessor”) and its combined consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its combined consolidated subsidiaries.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The combined consolidated financial statements of Ladder Capital Corp and the notes related to the foregoing combined consolidated financial statements are included in this Item 1.

Ladder Capital Corp
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$59,693	$108,959
Cash collateral held by broker	37,497	30,811
Mortgage loan receivables held for investment, net, at amortized cost	1,643,035	1,738,645
Mortgage loan receivables held for sale	784,186	571,764
Real estate securities, available-for-sale	2,650,959	2,407,217
Real estate and related lease intangibles, net	825,593	834,779
Investments in unconsolidated joint ventures	33,860	33,797
FHLB stock	77,915	77,915
Derivative instruments	254	2,821
Accrued interest receivable	23,794	22,776
Other assets	79,030	65,728
Total assets	$6,215,816	$5,895,212
Liabilities and Equity
Liabilities
Debt obligations	$4,601,011	$4,274,723
Due to brokers	16,151	—
Derivative instruments	9,368	5,504
Amount payable pursuant to tax receivable agreement	1,910	1,910
Dividends payable	3,120	17,456
Accrued expenses	54,868	78,142
Other liabilities	28,690	26,069
Total liabilities	4,715,118	4,403,804
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 66,295,378 and 55,758,710 shares issued and 65,200,330 and 55,209,849 shares outstanding	66	55
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 44,388,184 and 44,055,987 shares issued and outstanding	44	44
Additional paid-in capital	900,661	776,866
Treasury stock, 1,095,048 and 548,861 shares, at cost	(11,244)	(5,812)
Retained Earnings/(Dividends in Excess of Earnings)	(31,440)	60,618
Accumulated other comprehensive income (loss)	27,893	(3,556)
Total shareholders’ equity	885,980	828,215
Noncontrolling interest in operating partnership	609,650	657,380
Noncontrolling interest in consolidated joint ventures	5,068	5,813
Total equity	1,500,698	1,491,408

Total liabilities and equity	$6,215,816	$5,895,212

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net interest income
Interest income	$60,284	$63,013	$175,650	$178,635
Interest expense	30,685	29,535	88,622	83,846
Net interest income	29,599	33,478	87,028	94,789
Provision for loan losses	—	150	300	450
Net interest income after provision for loan losses	29,599	33,328	86,728	94,339

Other income
Operating lease income	19,466	20,671	57,845	60,207
Tenant recoveries	1,185	2,847	3,844	7,883
Sale of loans, net	19,640	15,165	30,265	59,717
Realized gain (loss) on securities	7,126	513	9,524	23,680
Unrealized gain (loss) on Agency interest-only securities	(47)	731	29	(639)
Realized gain on sale of real estate, net	4,649	6,406	15,616	21,347
Fee and other income	8,101	3,483	17,258	10,857
Net result from derivative transactions	9,356	(42,242)	(66,148)	(54,594)
Earnings (loss) from investment in unconsolidated joint ventures	(141)	(25)	485	580
Gain on extinguishment of debt	—	—	5,382	—
Total other income (loss)	69,335	7,549	74,100	129,038
Costs and expenses
Salaries and employee benefits	17,296	17,628	43,343	47,333
Operating expenses	4,391	4,951	15,399	20,487
Real estate operating expenses	7,969	8,975	22,613	27,976
Real estate acquisition costs	423	470	631	1,524
Fee expense	803	675	2,407	3,260
Depreciation and amortization	9,733	9,561	28,789	29,238
Total costs and expenses	40,615	42,260	113,182	129,818
Income (loss) before taxes	58,319	(1,383)	47,646	93,559
Income tax expense (benefit)	8,721	(4,181)	5,547	4,101
Net income (loss)	49,598	2,798	42,099	89,458
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	439	85	436	578
Net (income) loss attributable to noncontrolling interest in operating partnership	(22,429)	430	(17,664)	(43,338)
Net income (loss) attributable to Class A common shareholders	$27,608	$3,313	$24,871	$46,698

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Earnings per share:
Basic	$0.44	$0.06	$0.41	$0.91
Diluted	$0.44	$0.06	$0.40	$0.91

Weighted average shares outstanding:
Basic	62,148,362	52,922,487	60,976,046	51,091,977
Diluted	63,347,690	53,348,858	61,875,010	51,388,851

Dividends per share of Class A common stock (Note 11)	$0.275	$0.275	$0.825	$0.775

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$49,598	$2,798	$42,099	$89,458

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	(1,450)	16,697	63,383	20,732
Reclassification adjustment for (gains) included in net income (2)	(7,126)	(705)	(10,108)	(24,851)

Total other comprehensive income (loss)	(8,576)	15,992	53,275	(4,119)

Comprehensive income	41,022	18,790	95,374	85,339
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	439	85	436	578
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$41,461	$18,875	$95,810	$85,917
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(18,978)	(6,810)	(40,768)	(41,245)
Comprehensive income attributable to Class A common shareholders	$22,483	$12,065	$55,042	$44,672

(1)	Amounts are net of provision for income taxes of $0.5 million for the nine months ended September 30, 2015.

(2)	Amounts are net of (provision for) income taxes of $(0.5) million for the nine months ended September 30, 2015.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408
Contributions	—	—	—	—	—	—	—	—	250	—	250
Distributions	—	—	—	—	—	—	—	—	(39,040)	(309)	(39,349)
Equity based compensation	—	—	—	—	383	—	—	—	12,311	—	12,694
Grants of restricted stock	794	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(424)	—	—	—	—	(4,652)	—	—	—	—	(4,652)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(73)	—	(1)	—	—	(780)	—	—	(6)	—	(786)
Forfeitures	(48)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(52,829)	—	—	—	(52,829)
Stock dividends	5,606	6	4,469	4	64,090	—	(64,100)	—	—	—	—
Exchange of noncontrolling interest for common stock	4,135	4	(4,135)	(4)	54,116	—	—	928	(56,456)	—	(1,412)
Net income (loss)	—	—	—	—	—	—	24,871	—	17,664	(436)	42,099
Other comprehensive income	—	—	—	—	—	—	—	30,171	23,104	—	53,275
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	5,207	—	—	350	(5,557)	—	—
Balance, September 30, 2016	65,200	$66	44,389	$44	$900,661	$(11,244)	$(31,440)	$27,893	$609,650	$5,068	$1,500,698

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

Ladder Capital Corp
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$42,099	$89,458
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(5,382)	—
Depreciation and amortization	28,789	29,238
Unrealized (gain) loss on derivative instruments	6,273	8,407
Unrealized (gain) loss on Agency interest-only securities	(29)	639
Provision for loan losses	300	450
Amortization of equity based compensation	12,694	11,342
Amortization of deferred financing costs included in interest expense	5,935	4,167
Amortization of premium on mortgage loan financing	(660)	(678)
Amortization of above- and below-market lease intangibles	(115)	(201)
Amortization of premium/(accretion) of discount and other fees on loans	(6,515)	(8,584)
Amortization of premium/(accretion) of discount and other fees on securities	56,151	67,773
Realized gain on sale of mortgage loan receivables held for sale	(30,265)	(59,717)
Realized (gain) loss on real estate securities	(9,524)	(23,680)
Realized gain on sale of real estate, net	(15,616)	(21,347)
Realized gain on sale of derivative instruments	(24)	—
Origination and purchases of mortgage loan receivables held for sale	(887,164)	(1,781,355)
Repayment of mortgage loan receivables held for sale	1,161	1,613
Proceeds from sales of mortgage loan receivables held for sale	703,846	1,923,883
Income from investments in unconsolidated joint ventures in excess of distributions received	(485)	(580)
Distributions from operations of investment in unconsolidated joint ventures	1,017	294
Deferred tax asset	(6,263)	(1,588)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,018)	2,438
Other assets	(12,224)	(4,278)
Accrued expenses and other liabilities	(21,718)	(31,443)
Net cash provided by (used in) operating activities	(138,737)	206,251
Cash flows from investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	(11,839)	(4,877)
Purchase of derivative instruments	(73)	—
Sale of derivative instruments	49	—
Purchases of real estate securities	(837,190)	(578,299)
Repayment of real estate securities	307,847	142,680
Proceeds from sales of real estate securities	308,429	788,964
Purchase of FHLB stock	—	(7,984)
Sale of FHLB stock	—	2,409
Origination and purchases of mortgage loan receivables held for investment	(480,622)	(840,652)

	Nine Months Ended September 30,
	2016		2015

Repayment of mortgage loan receivables held for investment	582,447		575,028
Reduction (addition) of cash collateral held by broker	5,153		(3,605)
Addition (reduction) of deposits received for loan originations	518		1,226
Escrow cash and title deposits included in other assets	(4,242)		(3,382)
Capital contributions to investment in unconsolidated joint ventures	—		(31,085)
Distributions received from investments in unconsolidated joint ventures in excess of income	49		3,747
Capitalization of interest on investment in unconsolidated joint ventures	(644)		(128)
Purchases of real estate	(50,252)		(166,763)
Capital improvements of real estate	(6,813)		(2,006)
Proceeds from sale of real estate	60,516	(1)	84,656
Net cash provided by (used in) investing activities	(126,667)		(40,071)
Cash flows from financing activities:
Deferred financing costs paid	(2,136)		(1,924)
Proceeds from borrowings under debt obligations	9,290,374		12,833,258
Repayment of borrowings under debt obligations	(8,960,397)		(12,790,584)
Cash dividends paid to Class A common shareholders	(67,166)		(39,934)
Capital contributed by noncontrolling interests in operating partnership	250		—
Capital distributed to noncontrolling interests in operating partnership	(39,040)		(56,274)
Capital contributed by noncontrolling interests in consolidated joint ventures	—		74
Capital distributed to noncontrolling interests in consolidated joint ventures	(309)		(589)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(786)		(4,885)
Purchase of treasury stock	(4,652)		—
Net cash provided by (used in) financing activities	216,138		(60,858)
Net increase (decrease) in cash	(49,266)		105,322
Cash and cash equivalents at beginning of period	108,959		76,218
Cash and cash equivalents at end of period	$59,693		$181,540

Supplemental information:
Cash paid for interest, net of amounts capitalized	$93,732		$90,565
Cash paid for income taxes	$14,127		$19,676

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	$(16,151)		$(2,012)
Origination of mortgage loans receivable held for investment	$50,378		$—
Repayment of mortgage loans receivable held for investment	$(50,378)		$—
Net settlement of sale of real estate, subject to debt - debt obligations	$—		$11,310
Exchange of noncontrolling interest for common stock	$56,461		$51,072
Change in deferred tax asset related to change in tax receivable agreement	$(1,413)		$1,615
Dividends declared, not paid	$1,801		$—
Stock dividends	$64,100		$—
(1)    Includes cash proceeds received in the current year that relate to prior year sales of real estate of $6.5 million.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Notes to Combined Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2016, Ladder Capital Corp has a 59.5% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

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

The REIT Structuring Transactions

In anticipation of the Company’s election to be subject to tax as a REIT under the Code beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described in the Annual Report (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

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

As of March 4, 2015, the Company made the necessary TRS and check-the-box elections and elected to be taxed as a REIT on its tax return for the year ended December 31, 2015, filed in September 2016.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Use of Estimates

The preparation of the combined consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the combined consolidated financial statements in the period the changes are deemed to be necessary.  Significant estimates made in the accompanying combined consolidated financial statements include, but are not limited to the following:

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015 and at various times during the years, the balances exceeded the insured limits.

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

Restricted Cash

As of September 30, 2016 and December 31, 2015, included in other assets on the Company’s combined consolidated balance sheets are $0.4 million and $19.0 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

Out-of-Period Adjustment

During the first quarter of 2016, the Company had recorded the following out-of-period adjustments to correct errors from prior periods: (i) additional deferred financing cost amortization of $0.5 million relating to 2015; (ii) additional taxes of $1.2 million representing additional state taxes relating to 2015 and (iii) additional return on equity of $0.9 million from the Company’s investment in an unconsolidated joint venture predominately relating to prior years. The Company has concluded that these adjustments were not material to the financial position or results of operations for the current period or any prior periods; accordingly, the Company recorded the related adjustments in the three-month period ended March 31, 2016.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. The Company anticipates adopting this update for the year ending December 31, 2016 and does not expect the adoption to have a material impact on the Company’s combined consolidated financial statements.

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

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. For a public company, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this guidance will have on its combined consolidated financial statements when adopted.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact that this guidance will have on its combined consolidated financial statements when adopted.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides cash flow statement classification guidance for certain transactions, including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. For a public company, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this guidance will have on its combined consolidated financial statements when adopted.

3. MORTGAGE LOAN RECEIVABLES

September 30, 2016 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,654,554	$1,647,035	7.09%	1.70
Provision for loan losses	N/A	(4,000)
Total mortgage loan receivables held for investment, at amortized cost	1,654,554	1,643,035
Mortgage loan receivables held for sale	783,441	784,186	4.40%	7.54
Total	$2,437,995	$2,427,221

(1)         September 30, 2016 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

As of September 30, 2016, $207.6 million, or 12.6%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.4 billion, or 87.4%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of September 30, 2016, $784.2 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

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

As of December 31, 2015, $343.2 million, or 19.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.4 billion, or 80.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2015, $571.8 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	September 30, 2016		December 31, 2015
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, at amortized cost
First mortgage loans	$1,484,063	$1,477,440	$1,462,228	$1,456,212
Mezzanine loans	170,491	169,595	287,328	286,133
Total mortgage loan receivables held for investment, at amortized cost	1,654,554	1,647,035	1,749,556	1,742,345
Mortgage loan receivables held for sale
First mortgage loans	783,441	784,186	571,638	571,764
Total mortgage loan receivables held for sale	783,441	784,186	571,638	571,764

Provision for loan losses	N/A	(4,000)	N/A	(3,700)
Total	$2,437,995	$2,427,221	$2,321,194	$2,310,409

For the nine months ended September 30, 2016 and 2015, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost		Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,738,645		$571,764
Origination of mortgage loan receivables	531,000	(1)	887,164
Repayment of mortgage loan receivables	(632,825)	(1)	(1,161)
Proceeds from sales of mortgage loan receivables	—		(703,846)
Realized gain on sale of mortgage loan receivables	—		30,265
Accretion/amortization of discount, premium and other fees	6,515		—
Loan loss provision	(300)		—
Balance, September 30, 2016	$1,643,035		$784,186

(1)         Includes $50.4 million of non-cash originations and repayments.

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale

Balance, December 31, 2014	$1,521,054	$417,955
Origination of mortgage loan receivables	840,652	1,781,355
Repayment of mortgage loan receivables	(575,028)	(1,613)
Proceeds from sales of mortgage loan receivables	—	(1,923,883)
Realized gain on sale of mortgage loan receivables	—	59,717
Accretion/amortization of discount, premium and other fees	8,584	—
Loan loss provision	(450)	—
Balance, September 30, 2015	$1,794,812	$333,531

During the three months ended September 30, 2016, $324.4 million of financial assets (loans) have been treated as sales in accordance with ASC Topic 860 — Transfers and Servicing, in connection with a securitization transaction. In addition, during the three months ended September 30, 2016, of the three assets (loans), with a combined principal balance of $137.6 million, $61.6 million, non-controlling, pari passu interests were also transferred as part of a securitization transaction. Since effective control continued to reside with the retained portions of the loans the transfers of any of these assets are considered nonrecourse secured borrowings in which the full loan assets remain on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds of $63.2 million are recognized in debt obligations. The Company expects to sell the retained portions of the loans in a future securitization and relinquish control. During the three months ended September 30, 2015, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At September 30, 2016 and December 31, 2015, there was $0.6 million and $0.7 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our combined consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. The Company determined that no impairment was necessary and continues to accrue interest on these loans because the loans’ collateral value was in excess of the outstanding balances. As of September 30, 2016, accrued but unpaid interest totaled $2.3 million, which includes $1.5 million of default interest.

At September 30, 2016 and December 31, 2015 there were no loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Provision for loan losses at beginning of period	$4,000	$3,400	$3,700	$3,100
Provision for loan losses	—	150	300	450
Provision for loan losses at end of period	$4,000	$3,550	$4,000	$3,550

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2016 and December 31, 2015 ($ in thousands):

September 30, 2016

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$2,169,241		$2,199,698	$42,550	$(855)	$2,241,393	142	AAA	3.24%	2.79%	3.06
CMBS interest-only(2)	8,626,247	(3)	343,218	4,589	(440)	347,367	57	AAA	0.83%	3.52%	3.14
GNMA interest-only(4)	519,846	(3)	21,444	102	(2,190)	19,356	18	AA+	0.74%	4.02%	4.66
Agency securities(2)	798		828	3	(1)	830	2	AA+	2.93%	1.29%	3.43
GNMA permanent securities(2)	40,120		40,977	1,190	(154)	42,013	11	AA+	4.16%	3.85%	10.11
Total	$11,356,252		$2,606,165	$48,434	$(3,640)	$2,650,959	230		1.30%	2.91%	3.20

December 31, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,972,492		$1,994,928	$4,643	$(8,065)	$1,991,506	119	AAA	3.17%	2.59%	3.15
CMBS interest-only(2)	7,436,379	(3)	348,222	1,027	(4,826)	344,423	48	AAA	1.02%	3.81%	3.34
GNMA interest-only(4)	632,175	(3)	28,311	44	(2,161)	26,194	20	AA+	0.80%	4.26%	5.22
GNMA construction securities(2)	27,091		27,581	1,058	—	28,639	1	AA+	4.10%	3.86%	9.33
GNMA permanent securities(2)	16,249		16,685	164	(394)	16,455	12	AA+	4.52%	3.94%	5.43
Total	$10,084,386		$2,415,727	$6,936	$(15,446)	$2,407,217	200		1.44%	3.60%	3.29

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

(2)
CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at September 30, 2016 and December 31, 2015 ($ in thousands):

September 30, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$508,575	$1,262,248	$470,570	$—	$2,241,393
CMBS interest-only(1)	5	347,362	—	—	347,367
GNMA interest-only(2)	5	18,072	1,099	180	19,356
Agency securities(1)	—	830	—	—	830
GNMA permanent securities(1)	691	5,485	28,110	7,727	42,013
Total	$509,276	$1,633,997	$499,779	$7,907	$2,650,959

December 31, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$610,526	$891,752	$489,228	$—	$1,991,506
CMBS interest-only(1)	—	344,423	—	—	344,423
GNMA interest-only(2)	6	17,159	8,549	480	26,194
GNMA construction securities(1)	—	386	28,253	—	28,639
GNMA permanent securities(1)	2,220	6,661	7,574	—	16,455
Total	$612,752	$1,260,381	$533,604	$480	$2,407,217

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were no unrealized losses on securities recorded as other than temporary impairments for the three months ended September 30, 2016 and $0.2 million in unrealized losses on securities recorded as other than temporary impairments for the three months ended September 30, 2015. There were $0.6 million and $1.6 million in unrealized losses on securities recorded as other than temporary impairments for the nine months ended September 30, 2016 and 2015, respectively. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	September 30, 2016	December 31, 2015

Land	$140,872	$138,128
Building	646,183	640,206
In-place leases and other intangibles	149,204	139,501
Less: Accumulated depreciation and amortization	(110,666)	(83,056)
Real estate, net	$825,593	$834,779

Below market lease intangibles, net (other liabilities)	$(16,549)	$(17,021)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Depreciation expense (1)	$6,272	$5,900	$18,540	$17,802
Amortization expense	3,433	3,633	10,164	11,356
Total real estate depreciation and amortization expense	$9,705	$9,533	$28,704	$29,158

(1)
Depreciation expense on the combined consolidated statements of income also includes $28,493 and $28,493 of depreciation on corporate fixed assets for the three months ended September 30, 2016 and 2015, respectively, and $85,416 and $79,904 of depreciation on corporate fixed assets for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At September 30, 2016, gross intangible assets totaled $149.2 million with total accumulated amortization of $43.7 million, resulting in net intangible assets of $105.5 million, including $5.4 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2015, gross intangible assets totaled $139.5 million with total accumulated amortization of $32.7 million, resulting in net intangible assets of $106.8 million, including $6.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the three and nine months ended September 30, 2016, the Company recorded an offset against operating lease income of $0.4 million and $1.0 million, respectively, for favorable leases, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of September 30, 2016 ($ in thousands):

Period Ending December 31,	Amount

2016 (last 3 months)	$3,831
2017	7,662
2018	7,662
2019	7,662
2020	7,662
Thereafter	71,000
Total	$105,479

There were $1.5 million and $5.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

There was unencumbered real estate of $33.0 million and $47.8 million as of September 30, 2016 and December 31, 2015, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at September 30, 2016 ($ in thousands):

Period Ending December 31,	Amount

2016 (last 3 months)	$18,630
2017	73,312
2018	70,101
2019	64,930
2020	55,231
Thereafter	532,118
Total	$814,322

Acquisitions

During the nine months ended September 30, 2016, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

April 2016	Land	St. Paul, MN	$200	100.0%
April 2016	Net Lease	Dimmitt, TX	1,319	100.0%
April 2016	Net Lease	Philo, IL	1,156	100.0%
April 2016	Net Lease	St.Charles, MN	1,198	100.0%
May 2016	Net Lease	San Antonio, TX	1,096	100.0%
May 2016	Net Lease	Borger, TX	978	100.0%
June 2016	Net Lease	Champaign, IL	1,324	100.0%
June 2016	Net Lease	Decatur, IL	1,181	100.0%
June 2016	Net Lease	Flora Vista, NM	1,305	100.0%
June 2016	Net Lease	Mountain Grove, MO	1,279	100.0%
June 2016	Net Lease	Rantoul, IL	1,204	100.0%
June 2016	Net Lease	Decatur, IL	1,365	100.0%
June 2016	Net Lease	Cape Girardeau, MO	1,281	100.0%
June 2016	Net Lease	Linn, MO	1,122	100.0%
July 2016	Net Lease	Union, IL	1,227	100.0%
July 2016	Net Lease	Pawnee, IL	1,201	100.0%
July 2016	Net Lease	Lamar, MO	1,176	100.0%
August 2016	Other	Ewing, NJ	30,640	100.0%
Total real estate acquisitions			$50,252

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the nine months ended September 30, 2016, as follows ($ in thousands):

Purchase Price Allocation

Land	$6,407
Building	34,396
Intangibles	11,364
Below Market Lease Intangibles	(1,915)
Total purchase price	$50,252

During the nine months ended September 30, 2015, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2015	Net Lease	Jacksonville, NC	$7,877	100.0%
January 2015	Net Lease	Iberia, MO	1,328	100.0%
January 2015	Net Lease	Isle, MN	1,078	100.0%
January 2015	Net Lease	Pine Island, MN	1,142	100.0%
January 2015	Net Lease	Kings Mountain, NC	21,241	100.0%
February 2015	Net Lease	Village of Menomonee Falls, WI	17,050	100.0%
February 2015	Net Lease	Rockland, MA	7,316	100.0%
February 2015	Net Lease	Crawfordsville, IA	6,000	100.0%
February 2015	Net Lease	Boardman Township, OH	5,400	100.0%
March 2015	Net Lease	Hilliard, OH	6,384	100.0%
March 2015	Net Lease	Weathersfield Township, OH	5,200	100.0%
March 2015	Net Lease	Rotterdam, NY	12,000	100.0%
March 2015	Net Lease	Wheaton, MO	970	100.0%
March 2015	Net Lease	Paynesville, MN	1,254	100.0%
March 2015	Net Lease	Loveland, CO	5,600	100.0%
March 2015	Net Lease	Battle Lake, MN	1,098	100.0%
March 2015	Net Lease	Yorktown, TX	1,207	100.0%
March 2015	Net Lease	St. Francis, MN	1,117	100.0%
May 2015	Net Lease	Red Oak, IA	1,185	100.0%
May 2015	Net Lease	Zapata, TX	1,150	100.0%
June 2015	Net Lease	Aurora, MN	952	100.0%
June 2015	Net Lease	Canyon Lake, TX	1,377	100.0%
June 2015	Net Lease	Wheeler, TX	1,075	100.0%
June 2015	Other	Grand Rapids, MI	9,300	97.0%
June 2015	Other	Grand Rapids, MI	6,300	97.0%
June 2015	Net Lease	Bridgeport, IL	1,186	100.0%
June 2015	Net Lease	Peoria, IL	1,226	100.0%
June 2015	Net Lease	Pleasanton, TX	1,316	100.0%
June 2015	Other	Wayne, NJ	9,700	100.0%
June 2015	Net Lease	Warren, MN	1,055	100.0%
June 2015	Net Lease	Tremont, IL	1,150	100.0%

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

August 2015	Net Lease	Ponce, Puerto Rico	8,900	100.0%
August 2015	Net Lease	Effingham County, IL	1,195	100.0%
August 2015	Net Lease	Lebanon, MI	1,200	100.0%
August 2015	Net Lease	Minot, ND	6,644	100.0%
August 2015	Net Lease	Floresville, TX	1,251	100.0%
August 2015	Net Lease	Kerrville, TX	1,174	97.0%
September 2015	Net Lease	De Soto, IL	1,066	97.0%
September 2015	Net Lease	Biscoe, NC	1,216	100.0%
September 2015	Net Lease	Moultrie, GA	1,305	100.0%
September 2015	Net Lease	Rose Hill, NC	1,420	100.0%
September 2015	Net Lease	Rockingham, NC	1,158	100.0%
Total real estate acquisitions			$166,763

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the nine months ended September 30, 2015, as follows ($ in thousands):

Purchase Price Allocation

Land	$21,794
Building	129,032
Intangibles	23,728
Below Market Lease Intangibles	(7,791)
Total purchase price	$166,763

Sales

The Company sold the following properties during the nine months ended September 30, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Mar 2016	Net Lease	Rockland, MA	9,148	8,436	712	1	—	—
Sep 2016	Net Lease	Crawfordsville, IN	6,190	5,723	467	1	—	—
Various	Condominium	Las Vegas, NV	24,534	13,507	11,027	—	58	74
Various	Condominium	Miami, FL	14,162	10,752	3,410	—	49	104
Totals			$54,034	$38,418	$15,616

The Company sold the following properties during the nine months ended September 30, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds		Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

May 2015	Net Lease	Plattsmouth, NE	$8,440		$7,983	$457		1	—	—
May 2015	Net Lease	Worthington, MN	8,793		8,321	472		1	—	—
May 2015	Net Lease	Loveland, CO	6,249		5,600	649		1	—	—
Sep 2015	Net Lease	Village of Menomonee Falls, WI	17,856	(1)	16,827	1,029	(2)	1	—	—
Various	Condominium	Las Vegas, NV	31,997		18,617	13,380		—	72	148
Various	Condominium	Miami, FL	22,301		17,271	5,030		—	74	178
Totals			$95,636		$74,619	$21,017

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

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the nine months ended September 30, 2016 and 2015 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

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

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$19,466	$195	$19,661	$57,845	$2,475	$60,320
Net income (loss)	49,598	113	49,711	42,099	1,514	43,613
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	439	—	439	436	—	436
Net (income) loss attributable to noncontrolling interest in operating partnership	(22,429)	(48)	(22,477)	(17,664)	(642)	(18,306)
Net income attributable to Class A common shareholders	27,608	65	27,673	24,871	873	25,744

The Company recorded $0.6 million and $1.0 million in revenues from its 2016 acquisitions for the three and nine months ended September 30, 2016, respectively, which are included in operating lease income on the combined consolidated statements of income.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Company Historical	Acquisitions	Consolidated Pro Forma	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$20,671	$1,127	$21,798	$60,207	$3,419	$63,626
Net income	2,798	693	3,491	89,458	1,470	90,928
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	85	—	85	578	—	578
Net (income) loss attributable to noncontrolling interest in operating partnership	430	(294)	136	(43,338)	(623)	(43,961)
Net income attributable to Class A common shareholders	3,313	399	3,712	46,698	847	47,545

The Company recorded $0.2 million and $6.4 million, respectively, in revenues from its 2015 acquisitions for the three and nine months ended September 30, 2015, which are included in operating lease income on the combined consolidated statements of income.

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired in 2016 as if they were incurred on January 1, 2015 and the properties acquired in 2015 as if they were incurred on January 1, 2014.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2016, the Company had an aggregate investment of $33.9 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2016 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $30.4 million. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2016 and December 31, 2015 ($ in thousands):

Entity	September 30, 2016	December 31, 2015

Ladder Capital Realty Income Partnership I LP	$—	$49
Grace Lake JV, LLC	3,456	2,891
24 Second Avenue Holdings LLC	30,404	30,857
Investment in unconsolidated joint ventures	$33,860	$33,797

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2016	2015	2016	2015

Ladder Capital Realty Income Partnership I LP	$—	$—	$892	$116
Grace Lake JV, LLC	230	196	690	685
24 Second Avenue Holdings LLC	(371)	(221)	(1,097)	(221)
Earnings (loss) from investment in unconsolidated joint ventures	$(141)	$(25)	$485	$580

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in Ladder Capital Realty Income Partnership I LP (“LCRIP I”) to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounts for its interest in LCRIP I using the equity method of accounting, as it exerts significant influence but the unrelated limited partners have substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and is entitled to a fee based upon the average net equity invested in LCRIP I, which is subject to a fee reduction in the event average net equity invested in LCRIP I exceeds $100.0 million. During the three months ended September 30, 2016 and September 30, 2015, the Company recorded no management fees. During the nine months ended September 30, 2016 and September 30, 2015, the Company recorded $6,905 and $77,447, respectively, in management fees, which is reflected in fee and other income in the combined consolidated statements of income.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced, and the Company converted its interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake JV”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake JV. The Company accounts for its interest in Grace Lake JV using the equity method of accounting, as it has a 25% investment, compared to the 75% investment of its operating partner.

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. During the three and nine months ended September 30, 2016, the Company recorded $0.4 million and $1.1 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the combined consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three and nine months ended September 30, 2016, the Company capitalized $0.2 million and $0.6 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the combined consolidated balance sheets.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016	December 31, 2015

Total assets	$135,627	$131,214
Total liabilities	92,743	88,973
Partners’/members’ capital	$42,884	$42,241

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenues	$4,463	$4,203	$12,678	$14,666
Total expenses	4,030	4,626	11,943	11,987
Net income (loss)	$433	$(423)	$735	$2,679

7. DEBT OBLIGATIONS

The details of the Company’s debt obligations at September 30, 2016 and December 31, 2015 are as follows ($ in thousands):

September 30, 2016

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at September 30, 2016(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$276,978		$323,022	2.27% - 3.03%	10/30/2017	(2)	(3)	$442,221	$447,038
Committed Loan Repurchase Facility	450,000	187,031		262,969	2.77% - 3.52%	5/24/2017	(4)	(3)	271,091	290,496	(5)
Committed Loan Repurchase Facility	400,000	120,690		279,310	2.77% - 3.77%	4/9/2017	(6)	(7)	281,269	303,158	(8)
Committed Loan Repurchase Facility	100,000	—		100,000	—	6/28/2019	—	(3)	—	—
Committed Loan Repurchase Facility	100,000	37,944		62,056	2.81% - 3.53%	8/2/2019	(9)	(3)	51,559	56,959	(10)
Total Committed Loan Repurchase Facilities	1,650,000	622,643		1,027,357					1,046,140	1,097,651
Committed Securities Repurchase Facility	400,000	380,319		19,681	0.88% - 2.29%	7/1/2018	N/A	(11)	442,288	442,288
Uncommitted Securities Repurchase Facility	N/A (12)	455,365		N/A (12)	0.80% - 2.33%	10/2016 - 12/2016	N/A	(11)	534,336	534,336
Total Repurchase Facilities	2,050,000	1,458,327		1,047,038					2,022,764	2,074,275
Revolving Credit Facility	143,000	100,000		43,000	3.02% - 3.69%	2/11/2017	(13)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	575,533	575,533		—	4.25% - 6.75%	2018 - 2026	N/A	(15)	746,082	851,061	(16)
Mortgage Loan Receivable Financing	63,177	63,177		—	N/A	N/A	N/A	N/A	N/A	N/A
Borrowings from the FHLB	2,251,046	1,844,700		406,346	0.38% - 3.02%	2016 - 2024	N/A	(17)	2,354,675	2,371,672
Senior Unsecured Notes	563,872	559,274	(18)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (19)	N/A (19)	N/A (19)
Total Debt Obligations	$5,646,628	$4,601,011		$1,496,384					$5,123,521	$5,297,008

(1)	September 30, 2016 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	One additional 12-month period at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Includes $16.4 million of loans made to consolidated subsidiaries.

(6)	Two additional 364-day periods at Company’s option.

(7)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(8)	Includes $16.1 million of loans made to consolidated subsidiaries.

(9)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(10)	Includes $5.2 million of loans made to consolidated subsidiaries.

(11)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(12)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(13)	One additional 12-month period at Company’s option.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Real estate.

(16)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(17)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(18)	Presented net of unamortized debt issuance costs of $4.6 million at September 30, 2016.

(19)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2015(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$229,533		$370,467	2.08% - 2.93%	10/30/2016	(2)	(3)	$364,978	$366,676
Committed Loan Repurchase Facility	400,000	204,262		195,738	2.44% - 4.33%	4/10/2016	(4)	(5)	299,714	342,307	(6)
Committed Loan Repurchase Facility	450,000	269,779		180,221	2.58% - 4.33%	5/24/2016	(2)	(3)	436,901	466,640	(7)
Committed Loan Repurchase Facility	35,000	575		34,425	3.02%	10/24/2016	(8)	(9)	—	794	(10)
Total Committed Loan Repurchase Facilities	1,485,000	704,149		780,851					1,101,593	1,176,417
Committed Securities Repurchase Facility	300,000	161,887		138,113	0.88% - 1.34%	10/31/2016	N/A	(11)	193,530	193,530
Uncommitted Securities Repurchase Facility	N/A (12)	394,719		N/A (6)	0.73% - 2.02%	1/2016	N/A	(11)	458,615	458,615
Total Repurchase Facilities	1,785,000	1,260,755		918,964					1,753,738	1,828,562
Borrowings Under Credit Agreement	50,000	—		50,000		1/24/2016	N/A	(13)	—	—
Revolving Credit Facility	75,000	—		75,000		2/11/2017	(2)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	544,663	544,663		—	4.25% - 6.75%	2018 - 2025	N/A	(15)	711,090	788,369
Borrowings from the FHLB	2,237,113	1,856,700		380,413	0.28% - 2.74%	2016 - 2024	N/A	(13)	2,317,534	2,323,765
Senior Unsecured Notes	619,555	612,605	(16)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (17)	N/A (17)	N/A (17)
Total Debt Obligations	$5,311,331	$4,274,723		$1,424,377					$4,782,362	$4,940,696

(1)	December 31, 2015 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Two additional 364-day periods at Company’s option.

(5)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Includes $36.5 million of loans made to consolidated subsidiaries.

(7)	Includes $28.2 million of loans made to consolidated subsidiaries.

(8)	Two 6-month extension periods.

(9)	First mortgage commercial real estate loans held for sale. It does not include the real estate collateralizing such loans.

(10)	Includes $0.8 million of loans made to consolidated subsidiaries.

(11)	Investment grade commercial real estate securities. It does not include the real estate collateralizing such securities.

(12)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(13)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	Presented net of unamortized debt issuance costs of $6.9 million at December 31, 2015.

(17)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the September 30, 2016 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.5 billion. As of September 30, 2016, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.0 million, or 5% of our total equity. As of September 30, 2016, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 29.7%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities, borrowings under the Credit Agreement and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of September 30, 2016 and December 31, 2015, the amount of unamortized costs relating to such facilities are $1.9 million and $3.4 million, respectively, and are included in other assets in the combined consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 65% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the nine months ended September 30, 2016 and 2015, the Company executed 10 and 36 term debt agreements, respectively, to finance properties in its real estate portfolio. These nonrecourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2026 as of September 30, 2016. These loans have carrying amounts of $575.5 million and $544.7 million, net of unamortized premiums of $5.6 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.7 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2016, respectively. The Company recorded $0.2 million and $0.7 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2015, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $746.1 million and $711.1 million as of September 30, 2016 and December 31, 2015, respectively.

Mortgage Loan Receivable Financing (Nonrecourse)

During the three months ended September 30, 2016, financial assets (loans), with a combined principal balance of $324.4 million, have been treated as sales in accordance with ASC Topic 860 — Transfers and Servicing, in connection with a securitization transaction. In addition, during the three months ended September 30, 2016, of the three assets (loans), with a combined principal balance of $137.6 million, $61.6 million, non-controlling, pari passu interests were also transferred as part of a securitization transaction. Since effective control continued to reside with the retained portions of the loans, the transfers are considered nonrecourse secured borrowings in which the full loan assets remain on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds of $63.2 million are recognized in debt obligations. The Company expects to sell the retained portions of the loans in a future securitization and relinquish control. During the nine months ended September 30, 2015, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

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

As of September 30, 2016, Tuebor had $1.8 billion of borrowings outstanding (with an additional $406.3 million of committed term financing available from the FHLB), with terms of overnight to eight years (with a weighted average of 2.4 years), interest rates of 0.38% to 3.02% (with a weighted average of 1.05%), and advance rates of 61.0% to 95.2% of the collateral. As of September 30, 2016, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $770.6 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $591.5 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2016.

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

FHLB advances amounted to 40.1% of the Company’s outstanding debt obligations as of September 30, 2016. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the nine months ended September 30, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $297.7 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

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

During the nine months ended September 30, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. The remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2016, the Company has a 59.5% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $4.6 million are included in senior unsecured notes as of September 30, 2016 and unamortized debt issuance costs of $6.9 million are included in senior unsecured notes as of December 31, 2015 (previously included in other assets on the combined consolidated balance sheets).

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2016 (last 3 months)	$1,444,838
2017	1,266,239
2018	403,295
2019	71,046
2020	113,802
Thereafter	1,300,309
Subtotal	$4,599,529
Debt issuance costs included in senior unsecured notes	(4,598)
Premiums included in mortgage loan financing	6,080
Total	4,601,011

(1) Contractual payments under current maturities, some of which are subject to extensions.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $899.4 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2016.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2016 and December 31, 2015 are as follows ($ in thousands):

September 30, 2016

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$2,169,241		$2,199,698	$2,241,393	Internal model, third-party inputs	2.79%	3.06
CMBS interest-only(1)	8,626,247	(2)	343,218	347,367	Internal model, third-party inputs	3.52%	3.14
GNMA interest-only(3)	519,846	(2)	21,444	19,356	Internal model, third-party inputs	4.02%	4.66
Agency securities(1)	798		828	830	Internal model, third-party inputs	1.29%	3.43
GNMA permanent securities(1)	40,120		40,977	42,013	Internal model, third-party inputs	3.85%	10.11
Mortgage loan receivables held for investment, at amortized cost	1,654,554		1,643,035	1,664,661	Discounted Cash Flow(4)	7.09%	1.70
Mortgage loan receivables held for sale	783,441		784,186	812,655	Internal model, third-party inputs(5)	4.40%	7.54
FHLB stock(6)	77,915		77,915	77,915	(6)	4.25%	N/A
Nonhedge derivatives(1)(7)	241,011		N/A	254	Counterparty quotations	N/A	1.81

Liabilities:
Repurchase agreements - short-term	1,320,470		1,320,470	1,320,470	Discounted Cash Flow(8)	1.18%	0.18
Repurchase agreements - long-term	137,857		137,857	137,857	Discounted Cash Flow(9)	1.73%	1.96
Revolving credit facility	100,000		100,000	100,000	Discounted Cash Flow(10)	3.69%	0.37
Mortgage loan financing	573,435		575,533	610,789	Discounted Cash Flow(9)	4.84%	7.33
Mortgage loan receivable financing	63,177		63,177	63,177	Sales Proceeds	N/A	N/A
Borrowings from the FHLB	1,844,700		1,844,700	1,857,780	Discounted Cash Flow	1.05%	2.39
Senior unsecured notes	563,872		559,274	552,794	Broker quotations, pricing services	6.67%	2.81
Nonhedge derivatives(1)(7)	1,035,500		N/A	9,368	Counterparty quotations	N/A	2.12

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(10)
Fair value for borrowings under the revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2016 and December 31, 2015 ($ in thousands):

September 30, 2016

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$2,169,241		$—	$—	$2,241,393	$2,241,393
CMBS interest-only(1)	8,626,247	(2)	—	—	347,367	347,367
GNMA interest-only(3)	519,846	(2)	—	—	19,356	19,356
Agency securities(1)	798		—	—	830	830
GNMA permanent securities(1)	40,120		—	—	42,013	42,013
Nonhedge derivatives(4)	241,011		—	254	—	254
			$—	$254	$2,650,959	$2,651,213
Liabilities:
Nonhedge derivatives(4)	1,035,500		$—	$9,368	$—	$9,368

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$1,654,554		$—	$—	$1,664,661	$1,664,661
Mortgage loan receivable held for sale	783,441		—	—	812,655	812,655
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,555,231	$2,555,231
Liabilities:						0
Repurchase agreements - short-term	1,320,470		$—	$—	$1,320,470	$1,320,470
Repurchase agreements - long-term	137,857		—	—	137,857	137,857
Revolving credit facility	100,000		—	—	100,000	100,000
Mortgage loan financing	573,435		—	—	610,789	610,789
Mortgage loan receivable financing	63,177		—	—	63,177	63,177
Borrowings from the FHLB	1,844,700		—	—	1,857,780	1,857,780
Senior unsecured notes	563,872		—	—	552,794	552,794
			$—	$—	$4,642,867	$4,642,867

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the combined consolidated statements of financial condition for the nine months ended September 30, 2016 and 2015 ($ in thousands):

Level 3	2016	2015

Balance at January 1,	$2,407,217	$2,683,744
Transfer from level 2	—	86,577
Purchases	853,341	574,433
Sales	(308,429)	(783,189)
Paydowns/maturities	(307,847)	(116,390)
Amortization of premium/discount	(56,151)	(50,630)
Unrealized gain/(loss)	53,304	(3,575)
Realized gain/(loss) on sale	9,524	24,412
Balance at September 30,	$2,650,959	$2,415,382

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2016

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$2,241,393		Discounted cash flow	Yield (4)	(0.11)%	2.59%	19.14%
				Duration (years)(5)	0.00	3.76	9.15
CMBS interest-only (1)	347,367	(2)	Discounted cash flow	Yield (4)	2.35%	3.4%	4.11%
				Duration (years)(5)	0.97	3.12	4.51
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	19,356	(2)	Discounted cash flow	Yield (4)	(8.39)%	6.28%	45.01%
				Duration (years)(5)	0.13	2.37	6.67
				Prepayment speed (CPJ)(5)	5.00	13.88	35.00
Agency securities (1)	830		Discounted cash flow	Yield (4)	1.4%	1.72%	1.92%
				Duration (years)(5)	0.00	3.59	5.83
GNMA permanent securities (1)	42,013		Discounted cash flow	Yield (4)	2.68%	3.63%	6.76%
				Duration (years)(5)	1.35	8.61	10.16
Total	$2,650,959

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

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

December 31, 2015

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,991,506		Discounted cash flow	Yield (3)	—%	2.19%	9.21%
				Duration (years)(4)	0.00	4.06	7.91
CMBS interest-only (1)	344,423	(2)	Discounted cash flow	Yield (3)	0.09%	4.13%	4.51%
				Duration (years)(4)	1.90	3.30	4.24
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only (3)	26,194	(2)	Discounted cash flow	Yield (4)	—%	9.21%	10%
				Duration (years)(5)	0.32	2.41	5.18
				Prepayment speed (CPJ)(5)	5.00	14.57	35.00
Agency securities (1)	28,639		Discounted cash flow	Yield (4)	0.58%	3.47%	3.51%
				Duration (years)(5)	0.00	10.34	10.48
GNMA permanent securities (1)	16,455		Discounted cash flow	Yield (4)	—%	3.25%	6.62%
				Duration (years)(5)	1.66	5.72	7.21
Total	$2,407,217

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

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of September 30, 2016 and December 31, 2015 ($ in thousands):

September 30, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$643,200	$99	$1,607	0.25
10-year Swap	517,500	58	2,816	0.25
5-year U.S. Treasury Note	21,200	5	2	0.25
10-year U.S. Treasury Note Ultra	1,100	2	—	0.25
Total futures	1,183,000	164	4,425
Swaps
3 Month LIBOR	50,000	—	4,474	3.97
Credit derivatives
CMBX	10,000	79	—	5.32
CDX	33,500	—	469	2.18
S&P 500 PUT OPTION 12/16/16	11	11	—	0.21
Total credit derivatives	43,511	90	469
Total derivatives	$1,276,511	$254	$9,368

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

December 31, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	670,100	2,122	—	0.25
10-year Swap	477,900	463	1,451	0.25
5-year U.S. Treasury Note	800	3	—	0.25
10-year U.S. Treasury Note	600	3	—	0.25
Total futures	1,149,400	2,591	1,451
Swaps
3 Month LIBOR	50,000	—	3,686	4.72
Credit Derivatives
CMBX	10,000	230	—	5.59
CDX	33,500	—	367	2.92
Total credit derivatives	43,500	230	367
Total derivatives	$1,242,900	$2,821	$5,504

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 ($ in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$16,876	$(7,617)	$9,259	$(5,401)	$(58,634)	$(64,035)
Swaps	683	(311)	372	(582)	(972)	(1,554)
Credit Derivatives	(176)	(99)	(275)	(290)	(269)	(559)
Total	$17,383	$(8,027)	$9,356	$(6,273)	$(59,875)	$(66,148)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(13,281)	$(27,990)	$(41,271)	$(8,468)	$(44,400)	$(52,868)
Swaps	(768)	(476)	(1,244)	(306)	(1,574)	(1,880)
Credit Derivatives	291	(18)	273	367	(213)	154
Total	$(13,758)	$(28,484)	$(42,242)	$(8,407)	$(46,187)	$(54,594)

The Company’s counterparties held $30.7 million and $18.9 million of cash margin as collateral for derivatives as of September 30, 2016 and December 31, 2015, respectively, which is included in cash collateral held by broker in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of September 30, 2016 and December 31, 2015, the Company was in compliance with these requirements and not in default on its indebtedness.  As of September 30, 2016 and December 31, 2015, there was $6.2 million and $5.9 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2016 and December 31, 2015. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2016
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$254	$—	$254	$—	$—	$254
Total	$254	$—	$254	$—	$—	$254

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

As of September 30, 2016
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$9,368	$—	$9,368	$—	$9,368	—
Repurchase agreements	1,458,327	—	1,458,327	1,458,327	—	—
Total	$1,467,695	$—	$1,467,695	$1,458,327	$9,368	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2016 and December 31, 2015 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

11. EQUITY STRUCTURE AND ACCOUNTS

A description of the IPO Transactions is included in Note 1. In addition, a description of the distribution policies of, and accounting for, the predecessor capital structure is included later in this Note.

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

During the nine months ended September 30, 2016, 4,135,309 Series REIT LP Units and 4,135,309 Series TRS LP Units were collectively exchanged for 4,135,309 shares of Class A common stock and 4,135,309 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost. As of September 30, 2016, the Company has a remaining amount available for repurchase of $44.4 million, which represents 5.1% in the aggregate of its outstanding Class A common stock, based on the closing price of 13.24 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2016		$44,353

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

Consistent with the Company’s Private Letter Ruling, it may, subject to a cash/stock election by its shareholders, pay a portion of its dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit its ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of the Company’s board of directors. Generally, the Company expects its distributions to be taxable as ordinary dividends to its shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. The Company believes that its significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to its shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
Total	$0.825

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
Total	$0.775

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2016 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	30,171	23,104	53,275
Exchange of noncontrolling interest for common stock	928	(928)	—
Rebalancing of ownership percentage between Company and Operating Partnership	350	(350)	—
September 30, 2016	$27,893	$18,987	$46,880

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

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2016, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $5.6 million as of September 30, 2016. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s combined consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates seven ventures in which there are other noncontrolling investors, which own between 1.2% - 22.5% of such ventures. These ventures hold investments in seven office buildings, one warehouse, one shopping center and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Basic Net income (loss) available for Class A common shareholders	$27,608	$3,313	$24,871	$46,698
Diluted Net income (loss) available for Class A common shareholders	$27,608	$3,313	$24,871	$46,698
Weighted average shares outstanding
Basic	62,148,362	52,922,487	60,976,046	51,091,977
Diluted	63,347,690	53,348,858	61,875,010	51,388,851

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2016 and 2015 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2016 and 2015, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and nine months ended September 30, 2016 and 2015, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2016 and 2015, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and nine months ended September 30, 2016 and 2015, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,608	$3,313	$24,871	$46,698
Denominator:
Weighted average number of shares of Class A common stock outstanding	62,148,362	52,922,487	60,976,046	51,091,977
Basic net income (loss) per share of Class A common stock	$0.44	$0.06	$0.41	$0.91

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,608	$3,313	$24,871	$46,698
Diluted net income (loss) attributable to Class A common shareholders	$27,608	$3,313	$24,871	$46,698
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	62,148,362	52,922,487	60,976,046	51,091,977
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock	1,199,328	426,371	898,964	296,874
Diluted weighted average number of shares of Class A common stock outstanding	63,347,690	53,348,858	61,875,010	51,388,851
Diluted net income (loss) per share of Class A common stock	$0.44	$0.06	$0.40	$0.91

For the three and nine months ended September 30, 2016, shares issuable relating to converted Class B common shareholders and incremental shares of unvested Class A restricted stock are excluded from the calculation of diluted EPS as the Company incurred a loss during such periods, and therefore, inclusion of such potential common shares in the calculation would be anti-dilutive.

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

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27.5 million which represents 1,619,865 shares of restricted Class A common stock (the “IPO Restricted Stock Awards”). Fifty percent of each IPO Restricted Stock Award was made subject to time-based vesting criteria, and the remaining 50% of each IPO Restricted Stock Award was made, subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris is scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees was scheduled to vest in full on the 18-month anniversary of the date of grant, and the remaining 75% is scheduled to vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock is scheduled to vest in three equal installments on December 31 of each of 2014, 2015 and 2016, if the Company achieves a return on equity, based on Core Earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”).  If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “Core Earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee.

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

The Company recognized equity-based compensation expense of $4.6 million and $12.7 million for the three and nine months ended September 30, 2016, respectively, and $4.1 million and $11.3 million for the three and nine months ended September 30, 2015, respectively.

A summary of the grants is presented below ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	—	$—	—	$—	793,598	$9,118	726,327	$13,353
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	166,934	1,908	—	—
Stock Options	—	—	—	—	380,949	1,356	670,256	1,441

Amortization to compensation expense
LP Units compensation expense		—		(25)		—		(99)
Ladder compensation expense		(4,577)		(4,103)		(12,694)		(11,243)
Total amortization to compensation expense		$(4,577)		$(4,128)		$(12,694)		$(11,342)

The table below presents the number of unvested shares and outstanding stock options at September 30, 2016 and changes during 2016 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2015	1,334,369	601,186	504
Granted	960,532	380,949	—
Exercised		—
Vested	(274,842)		(504)
Forfeited	(48,467)	—	—
Expired		—
Nonvested/Outstanding at September 30, 2016	1,971,592	982,135	—

Exercisable at September 30, 2016		230,936

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

At September 30, 2016 there was $10.7 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 29 months, with a weighted-average remaining vesting period of 20.2 months.

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
As of September 30, 2016, there are 356,615 phantom units outstanding, of which 33,072 are unvested, resulting in a liability of $6.5 million, which is included in accrued expenses on the combined consolidated balance sheets.

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

In February 2015, Company employees contributed $3.4 million to the Plan. As of September 30, 2016, there are 259,639 phantom units outstanding, of which 208,603 are unvested, resulting in a liability of $3.6 million, which is included in accrued expenses on the combined consolidated balance sheets.

Bonus Payments

On February 10, 2016, the compensation committee of the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of December 31, 2015 and paid to employees in full on February 17, 2016. During the three and nine months ended September 30, 2016, the Company recorded compensation expense of $8.3 million and $17.6 million, respectively, related to 2016 bonuses. During the three and nine months ended September 30, 2015, the Company recorded compensation expense of $9.1 million and $27.1 million, respectively, related to 2015 bonuses.

15. INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity was a Limited Liability Limited Partnership (“LLLP”), but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”). As a result of the IPO, a portion of the Company’s income was subject to U.S. federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to NYC UBT. Because the Company is operating as a REIT effective January 1, 2015, the Company’s income will generally no longer be subject to U.S. federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $8.3 million and $11.8 million for the three and nine months ended September 30, 2016. Current income tax expense (benefit) was $(3.3) million and $5.7 million for the three and nine months ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, the Company’s net deferred tax assets were $9.8 million and $5.0 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $0.4 million and $(6.3) million for the three and nine months ended September 30, 2016, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.8) million and $(1.6) million for the three and nine months ended September 30, 2015, respectively. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2016, the Company has a deferred tax asset of $17.4 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2016, the tax years 2012, 2013, 2014 and 2015 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities in the IPO Reorganization Transactions. The related acquisition agreements provided an indemnification to the Company by the transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities (which are now wholly owned). As a result of the proposed settlement, management recorded income tax expense in the amount of $3.2 million and a corresponding payable to the State of New York. Management expects to recover such amounts paid pursuant to the indemnification and, accordingly, recorded fee and other income in the amount of $3.2 million as well as a corresponding receivable from the indemnity counterparty. The IRS has recently begun a routine audit of the Company’s U.S. federal income tax return for tax year 2014. The Company does not expect the audit to result in any material changes to the Company’s financial position.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of September 30, 2016 and December 31, 2015, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s combined consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of September 30, 2016, the Company has not recognized any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of September 30, 2016 and December 31, 2015, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.9 million, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

On May 20, 2015, the Company provided a $25.0 million, 9.0% fixed rate, interest-only mezzanine loan, which matured on and was repaid in full as of June 3, 2016, to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization. The loan, which was approved by the Audit Committee and Risk and Underwriting Committee in accordance with the Company’s policies regarding related party transactions, was secured by Borrower’s ownership interest in Durst Halletts Member LLC (“Guarantor”). Borrower and Guarantor indirectly own a controlling interest in the three entities that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have a controlling interest in Borrower and Guarantor. For the nine months ended September 30, 2016, the Company earned $1.0 million in interest income related to this loan. For the three and nine months ended September 30, 2015, the Company earned $0.6 million and $0.8 million, respectively, in interest income related to this loan.

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

The Company incurred no fees for the three and nine months ended September 30, 2016 and 2015, for loans originated in accordance with this agreement. As of September 30, 2016 and December 31, 2015, $0.3 million and $0.3 million, respectively, was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space was recorded in other income on the combined consolidated statements of income. In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.9 million of rental expense for the three and nine months ended September 30, 2016, respectively, which is included in operating expenses in the combined consolidated statements of income. The Company recorded $0.3 million and $1.2 million of rental expense for the three and nine months ended September 30, 2015, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2016 (last three months)	$295
2017	1,249
2018	1,206
2019	1,180
2020	1,180
Thereafter	1,279
Total	$6,389

GNMA Construction Loan Securities

The Company commits to purchase GNMA construction loan securities over a typical period of six to twelve months. As of September 30, 2016, the Company had no commitment to purchase these securities. As of December 31, 2015, the Company’s commitment to purchase these securities at a fixed price of $102.0 was $28.8 million, of which $26.7 million was funded, with $2.1 million remaining to be funded. The fair value of those commitments at December 31, 2015 was $54,273, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts. The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of September 30, 2016, the Company’s off-balance sheet arrangements consisted of $88.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which consisted of $86.6 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2015, the Company’s off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2016
Interest income	$40,639	$19,630	$4	$11	$60,284
Interest expense	(6,281)	(2,902)	(6,276)	(15,226)	(30,685)
Net interest income (expense)	34,358	16,728	(6,272)	(15,215)	29,599
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	34,358	16,728	(6,272)	(15,215)	29,599

Operating lease income	—	—	19,466	—	19,466
Tenant recoveries	—	—	1,185	—	1,185
Sale of loans, net	19,640	—	—	—	19,640
Realized gain on securities	—	7,126	—	—	7,126
Unrealized gain (loss) on Agency interest-only securities	—	(47)	—	—	(47)
Realized gain (loss) on sale of real estate, net	—	—	4,649	—	4,649
Fee income	2,230	—	1,867	4,004	8,101
Net result from derivative transactions	4,656	4,700	—	—	9,356
Earnings (loss) from investment in unconsolidated joint ventures	—	—	(141)	—	(141)
Total other income (expense)	26,526	11,779	27,026	4,004	69,335

Salaries and employee benefits	(3,300)	—	—	(13,996)	(17,296)
Operating expenses	—	—	—	(4,391)	(4,391)
Real estate operating expenses	—	—	(7,969)	—	(7,969)
Real estate acquisition costs	—	—	(423)	—	(423)
Fee expense	(1,077)	(15)	(151)	440	(803)
Depreciation and amortization	—	—	(9,705)	(28)	(9,733)
Total costs and expenses	(4,377)	(15)	(18,248)	(17,975)	(40,615)

Tax (expense) benefit	—	—	—	(8,721)	(8,721)
Segment profit (loss)	$56,507	$28,492	$2,506	$(37,907)	$49,598

Total assets as of September 30, 2016	$2,427,221	$2,650,959	$859,453	$278,183	$6,215,816

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2015
Interest income	$45,195	$17,811	$—	$7	$63,013
Interest expense	(6,749)	(1,753)	(6,365)	(14,668)	(29,535)
Net interest income (expense)	38,446	16,058	(6,365)	(14,661)	33,478
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	38,296	16,058	(6,365)	(14,661)	33,328

Operating lease income	—	—	20,671	—	20,671
Tenant recoveries	—	—	2,847	—	2,847
Sale of loans, net	15,165	—	—	—	15,165
Realized gain on securities	—	513	—	—	513
Unrealized gain (loss) on Agency interest-only securities	—	731	—	—	731
Realized gain on sale of real estate, net	519	—	5,887	—	6,406
Fee income	905	230	6	2,342	3,483
Net result from derivative transactions	(13,159)	(29,083)	—	—	(42,242)
Earnings from investment in unconsolidated joint ventures	—	—	(25)	—	(25)
Total other income	3,430	(27,609)	29,386	2,342	7,549

Salaries and employee benefits	(4,525)	—	—	(13,103)	(17,628)
Operating expenses	132	—	(17)	(5,066)	(4,951)
Real estate operating expenses	—	—	(8,975)	—	(8,975)
Real estate acquisition costs	—	—	(470)	—	(470)
Fee expense	156	(10)	(123)	(698)	(675)
Depreciation and amortization	—	—	(9,533)	(28)	(9,561)
Total costs and expenses	(4,237)	(10)	(19,118)	(18,895)	(42,260)

Tax expense	—	—	—	4,181	4,181
Segment profit (loss)	$37,489	$(11,561)	$3,903	$(27,033)	$2,798

Total assets as of December 31, 2015	$2,310,409	$2,407,217	$868,528	$309,058	$5,895,212

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2016
Interest income	$117,516	$58,088	$5	$41	$175,650
Interest expense	(17,560)	(7,039)	(18,675)	(45,348)	(88,622)
Net interest income (expense)	99,956	51,049	(18,670)	(45,307)	87,028
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	99,656	51,049	(18,670)	(45,307)	86,728

Operating lease income	—	—	57,845	—	57,845
Tenant recoveries	—	—	3,844	—	3,844
Sale of loans, net	30,265	—	—	—	30,265
Realized gain on securities	—	9,524	—	—	9,524
Unrealized gain (loss) on Agency interest-only securities	—	29	—	—	29
Realized gain (loss) on sale of real estate, net	—	—	15,616	—	15,616
Fee and other income	6,473	—	5,129	5,656	17,258
Net result from derivative transactions	(21,139)	(45,009)	—	—	(66,148)
Earnings from investment in unconsolidated joint ventures	—	—	(407)	892	485
Gain (loss) on extinguishment of debt	—	—	—	5,382	5,382
Total other income (expense)	15,599	(35,456)	82,027	11,930	74,100

Salaries and employee benefits	(6,300)	—	—	(37,043)	(43,343)
Operating expenses	—	—	(1)	(15,398)	(15,399)
Real estate operating expenses	—	—	(22,613)	—	(22,613)
Real estate acquisition costs	—	—	(631)	—	(631)
Fee expense	(1,501)	(33)	(389)	(484)	(2,407)
Depreciation and amortization	—	—	(28,704)	(85)	(28,789)
Total costs and expenses	(7,801)	(33)	(52,338)	(53,010)	(113,182)

Tax (expense) benefit	—	—	—	(5,547)	(5,547)
Segment profit (loss)	$107,454	$15,560	$11,019	$(91,934)	$42,099

Total assets as of September 30, 2016	$2,427,221	$2,650,959	$859,453	$278,183	$6,215,816

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2015
Interest income	$120,932	$57,659	$—	$44	$178,635
Interest expense	(17,509)	(5,512)	(17,670)	(43,155)	(83,846)
Net interest income (expense)	103,423	52,147	(17,670)	(43,111)	94,789
Provision for loan losses	(450)	—	—	—	(450)
Net interest income (expense) after provision for loan losses	102,973	52,147	(17,670)	(43,111)	94,339

Operating lease income	—	—	60,207	—	60,207
Tenant recoveries	—	—	7,883	—	7,883
Sale of loans, net	59,717	—	—	—	59,717
Realized gain on securities	—	23,680	—	—	23,680
Unrealized gain (loss) on Agency interest-only securities	—	(639)	—	—	(639)
Realized gain on sale of real estate, net	1,771	—	19,576	—	21,347
Fee income	3,990	230	33	6,604	10,857
Net result from derivative transactions	(18,335)	(36,259)	—	—	(54,594)
Earnings from investment in unconsolidated joint ventures	—	—	464	116	580
Total other income	47,143	(12,988)	88,163	6,720	129,038

Salaries and employee benefits	(11,436)	—	—	(35,897)	(47,333)
Operating expenses	301	—	(16)	(20,772)	(20,487)
Real estate operating expenses	—	—	(27,976)	—	(27,976)
Real estate acquisition costs	—	—	(1,524)	—	(1,524)
Fee expense	(1,642)	(31)	(230)	(1,357)	(3,260)
Depreciation and amortization	—	—	(29,158)	(80)	(29,238)
Total costs and expenses	(12,777)	(31)	(58,904)	(58,106)	(129,818)

Tax expense	—	—	—	(4,101)	(4,101)
Segment profit (loss)	$137,339	$39,128	$11,589	$(98,598)	$89,458

Total assets as of December 31, 2015	$2,310,409	$2,407,217	$868,528	$309,058	$5,895,212

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $33.9 million and $33.7 million as of September 30, 2016 and December 31, 2015, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $48,771 as of December 31, 2015, the Company’s investment in FHLB stock of $77.9 million and $77.9 million as of September 30, 2016 and December 31, 2015, respectively, the Company’s deferred tax asset of $9.8 million and $5.0 million as of September 30, 2016 and December 31, 2015, respectively and the Company’s senior unsecured notes of $559.3 million and $612.6 million as of September 30, 2016 and December 31, 2015, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund. Members of senior management have also invested $1.6 million in aggregate in the Fund since inception. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

References to “Ladder,” the “Company,” “Successor” and “we,” “our” and “us” refer to Ladder Capital Corp, a Delaware corporation incorporated in 2013, and its combined consolidated subsidiaries subsequent to the IPO and related transactions described below. These references (other than “Successor”) in periods prior to the IPO and related transactions are to Ladder Capital Finance Holdings LLLP and subsidiaries (“LCFH” or “Predecessor”).

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

Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to September 30, 2016.

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

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $16.7 billion of commercial real estate loans from our inception through September 30, 2016. During this timeframe, we also acquired $9.5 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.3 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2016, we originated $12.7 billion of conduit loans, $11.9 billion of which were sold into 40 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2016, we had $6.2 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.4 billion of loans, $2.7 billion of securities, and $825.6 million of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of September 30, 2016, we had $4.6 billion of debt financing outstanding. This financing comprised $1.8 billion of financing from the Federal Home Loan Bank (the “FHLB”), $1.0 billion committed secured term repurchase agreement financing, $455.4 million of other securities financing, $575.5 million of third-party, non-recourse mortgage debt, $297.7 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes” and, collectively with the 2017 Notes, the “Notes”). There were $100.0 million of borrowings outstanding under our Revolving Credit Facility. In addition, as of September 30, 2016, we had $1.5 billion of committed, undrawn funding capacity available, consisting of $43.0 million of availability under our $143.0 million Revolving Credit Facility, $406.3 million of undrawn committed FHLB financing and $1.0 billion of other undrawn committed financings. As of September 30, 2016, our debt-to-equity ratio was 3.1:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008. As of September 30, 2016, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We have built our business to include 65 full-time industry professionals.

We are led by a disciplined and highly aligned management team. As of September 30, 2016, our management team and directors held interests in our Company comprising 11.9% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Operating Officer; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund. Members of senior management have also invested $1.6 million in aggregate in the Fund since inception. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

	September 30, 2016		December 31, 2015
Loans
Conduit first mortgage loans	$784,186	12.6%	$571,764	9.7%
Balance sheet first mortgage loans	1,473,852	23.7%	1,453,120	24.6%
Other commercial real estate-related loans	169,183	2.7%	285,525	4.8%
Total loans	2,427,221	39.0%	2,310,409	39.1%
Securities
CMBS investments	2,588,760	41.6%	2,335,930	39.7%
U.S. Agency Securities investments	62,199	1.0%	71,287	1.2%
Total securities	2,650,959	42.6%	2,407,217	40.9%
Real Estate
Real estate and related lease intangibles, net	825,593	13.3%	834,779	14.2%
Total real estate	825,593	13.3%	834,779	14.2%
Other Investments
Investments in unconsolidated joint ventures	33,860	0.5%	33,797	0.6%
FHLB stock	77,915	1.3%	77,915	1.3%
Total other investments	111,775	1.8%	111,712	1.9%
Total investments	6,015,548	96.7%	5,664,117	96.1%
Cash, cash equivalents and cash collateral held by broker	97,190	1.6%	139,770	2.4%
Other assets	103,078	1.7%	91,325	1.5%
Total assets	$6,215,816	100.0%	$5,895,212	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet or otherwise sell them as whole loans to third-party institutional investors. From our inception in 2008 through September 30, 2016, we have originated and funded $12.7 billion of conduit first mortgage loans and securitized $11.9 billion of such mortgage loans in 40 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015 and three securitizations in 2016. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed two single-asset securitizations. During the nine months ended September 30, 2016 and 2015, conduit first mortgage loans remained on our balance sheet for a weighted average of 127 and 62 days prior to securitization, respectively. As of September 30, 2016, we held 33 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $784.2 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 65.6% at September 30, 2016. The Company holds these conduit loans in its TRS.

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

We generally seek to hold our balance sheet first mortgage loans for investment. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2016, we held a portfolio of 69 balance sheet first mortgage loans with an aggregate book value of $1.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.6% at September 30, 2016.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2016, we held a portfolio of 36 other commercial real estate-related loans with an aggregate book value of $169.2 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 74.2% at September 30, 2016.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of September 30, 2016 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50 million and all other securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. As of September 30, 2016, the estimated fair value of our portfolio of CMBS investments totaled $2.6 billion in 199 CUSIPs ($13.0 million average investment per CUSIP). As of that date, 97.7% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 84.1% AAA/Aaa-rated securities and 13.6% of other investment grade-rated securities, including 11.6% rated AA/Aa, 1.2% rated A/A and 0.7% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2016, our CMBS investments had a weighted average duration of 3.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2016, by property count and market value, respectively, 49.8% and 68.3% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.1% and 31.2% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.3% to 8.2% by property count and 0.1% to 10.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as GNMA, or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“ Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of September 30, 2016, the estimated fair value of our portfolio of U.S. Agency Securities was $62.2 million in 31 CUSIPs ($2.0 million average investment per CUSIP), with a weighted average duration of 8.0 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2016, by market value 67.2%, 15.7%, and 5.2% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York, California, and Georgia, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 59.5%, Georgia represented 13.5% and New York represented 5.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2016 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of September 30, 2016, we owned 112 single tenant net leased properties with an aggregate book value of $538.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2016, our net leased properties comprised a total of 4.1 million square feet and had a 100% occupancy rate, an average age since construction of 8.5 years and a weighted average remaining lease term of 14.4 years.

In addition, as of September 30, 2016, we owned 30 other properties with an aggregate book value of $241.1 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $94.6 million, a portfolio of four office buildings in St. Paul, MN with a book value of $55.3 million, an office building in Ewing, NJ with a book value of $31.1 million, a portfolio of seven office buildings in Richmond, VA with a book value of $17.6 million, a 13-story office building in Oakland County, MI with a book value of $11.4 million, a two-story office building in Grand Rapids, MI with a book value of $9.2 million and a warehouse in Grand Rapids, MI with a book value of $5.9 million. We also own a two-story office building in Wayne, NJ with a book value of $9.2 million and a shopping center in Carmel, NY with a book value of $6.9 million.

Residential Real Estate.  We sold 58 condominium units at Veer Towers in Las Vegas, NV, during the nine months ended September 30, 2016, generating aggregate gains on sale of $11.0 million. As of September 30, 2016, we owned 74 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $19.7 million through a joint venture, and we intend to sell these remaining units over time. As of September 30, 2016, 15 condominium units were under contract for sale with a book value of $3.3 million. As of September 30, 2016, the remaining condominium units we hold were 30.6% rented and occupied. During the three and nine months ended September 30, 2016, the Company recorded $0.2 million and $0.7 million, respectively, of rental income from the condominium units.

We sold 49 condominium units at Terrazas River Park Village in Miami, FL, during the nine months ended September 30, 2016, generating aggregate gains on sale of $3.4 million. As of September 30, 2016, we owned 104 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $25.9 million, and we intend to sell these remaining units over time. As of September 30, 2016, 17 condominium units were under contract for sale with a book value of $6.0 million. As of September 30, 2016, the remaining condominium units we hold were 73.7% rented and occupied. During the three and nine months ended September 30, 2016, the Company recorded $0.5 million and $1.7 million, respectively, of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of September 30, 2016 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Lease
Lamar, MO	07/22/16	$1,175	2016	5/31/31	9,100	$1,231	$—	$1,231	$86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,332	—	1,332	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,222	—	1,222	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,465	—	1,465	$100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,365	—	1,365	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,183	—	1,183	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,291	—	1,291	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,322	—	1,322	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,419	—	1,419	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,389	—	1,389	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,266	—	1,266	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,139	—	1,139	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	1,036	—	1,036	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,252	—	1,252	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,225	—	1,225	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,382	—	1,382	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,532	1,140	392	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,478	1,139	339	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,371	1,051	320	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,210	955	255	84	100.0%
Malone, NY	12/16/15	1,466	2015	6/30/30	8,320	1,442	1,090	352	99	100.0%
Mercedes, TX	12/16/15	1,204	2015	11/30/30	9,100	1,240	840	400	86	100.0%
Gordonville, MO	11/10/15	1,125	2015	9/30/30	9,026	1,181	775	406	80	100.0%
Rice, MN	10/28/15	1,201	2015	9/30/30	9,002	1,204	821	383	85	100.0%
Bixby, OK	10/27/15	10,979	2012	12/31/32	75,996	11,881	7,995	3,886	769	100.0%
Farmington, IL	10/23/15	1,303	2015	8/31/30	9,100	1,373	900	473	93	100.0%
Grove, OK	10/20/15	5,030	2012	8/31/32	31,500	5,421	3,644	1,777	364	100.0%
Jenks, OK	10/19/15	12,160	2009	9/24/33	80,932	13,092	8,847	4,245	912	100.0%
Bloomington, IL	10/14/15	1,193	2015	8/31/30	9,026	1,263	821	442	85	100.0%
Montrose, MN	10/14/15	1,167	2015	8/31/30	9,100	1,153	790	363	83	100.0%
Lincoln County , MO	10/14/15	1,072	2015	8/31/30	9,002	1,109	742	367	76	100.0%
Wilmington, IL	10/07/15	1,309	2015	8/31/30	9,002	1,363	907	456	93	100.0%
Danville, IL	10/07/15	1,074	2015	8/31/30	9,100	1,133	743	390	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,260	934	326	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,376	1,005	371	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,118	825	293	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,176	864	312	80	100.0%
De Soto, IL	09/08/15	1,066	2015	7/31/30	9,100	1,078	707	371	76	100.0%
Kerrville, TX	08/28/15	1,174	2015	7/31/30	9,100	1,194	769	425	84	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Floresville, TX	08/28/15	1,251	2015	7/31/30	9,100	1,270	815	455	89	100.0%
Minot, ND	08/19/15	6,644	2012	1/31/34	55,440	6,777	4,703	2,074	419	100.0%
Lebanon, MI	08/14/15	1,200	2015	7/31/30	9,050	1,230	821	409	85	100.0%
Effingham County, IL	08/10/15	1,195	2015	6/30/30	9,002	1,216	821	395	85	100.0%
Ponce, PR	08/03/15	8,900	2012	8/31/37	15,660	9,080	6,529	2,551	560	100.0%
Tremont, IL	06/25/15	1,150	2015	5/31/30	9,026	1,151	793	358	82	100.0%
Pleasanton, TX	06/24/15	1,316	2015	5/31/30	9,026	1,329	869	460	93	100.0%
Peoria, IL	06/24/15	1,226	2015	5/31/30	9,002	1,248	859	389	87	100.0%
Bridgeport, IL	06/24/15	1,186	2015	5/31/30	9,100	1,199	826	373	84	100.0%
Warren, MN	06/24/15	1,055	2015	4/30/30	9,100	1,042	697	345	75	100.0%
Canyon Lake, TX	06/18/15	1,377	2015	3/31/30	9,100	1,393	912	481	98	100.0%
Wheeler, TX	06/18/15	1,075	2015	3/31/30	9,002	1,080	720	360	76	100.0%
Aurora, MN	06/18/15	953	2015	3/31/30	9,100	958	632	326	68	100.0%
Red Oak, IA	05/07/15	1,184	2014	10/31/29	9,026	1,155	778	377	84	100.0%
Zapata, TX	05/07/15	1,150	2015	3/31/30	9,100	1,138	746	392	82	100.0%
St. Francis, MN	03/26/15	1,117	2014	1/31/30	9,002	1,111	732	379	79	100.0%
Yorktown, TX	03/25/15	1,208	2015	2/28/30	10,566	1,226	784	442	86	100.0%
Battle Lake, MN	03/25/15	1,098	2014	2/28/30	9,100	1,096	719	377	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,192	803	389	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	918	654	264	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	11,618	—	11,618	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,098	4,597	1,501	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,962	3,735	1,227	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,136	3,846	1,290	336	100.0%
Kings Mountain, NC	01/29/15	21,241	1995	9/30/30	467,781	27,361	18,745	8,616	1,475	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,255	900	355	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,072	774	298	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,010	727	283	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,246	5,710	2,536	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,518	6,461	2,057	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,709	2,811	898	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	17,083	12,880	4,203	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,632	11,749	3,883	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,233	8,398	2,835	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,237	7,828	2,409	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	10,052	7,614	2,438	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,456	7,157	2,299	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,376	5,132	3,244	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,124	3,087	1,037	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	5,043	3,932	1,111	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,275	2,495	780	229	100.0%
Conyers, Georgia	08/28/14	32,530	2014	4/30/29	499,668	30,436	22,850	7,586	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,848	5,690	2,158	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	4,014	2,985	1,029	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,510	3,228	1,282	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,626	3,300	1,326	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,205	2,931	1,274	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,394	3,859	1,535	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,727	3,430	1,297	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,205	4,587	1,618	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,129	3,841	1,288	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,534	3,084	1,450	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,274	4,806	1,468	536	100.0%
North Dartsmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	25,044	19,071	5,973	2,152	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	19,065	13,986	5,079	1,616	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	16,989	12,567	4,422	1,452	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	16,739	11,685	5,054	1,350	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	14,750	10,964	3,786	1,267	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,195	4,758	1,437	611	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,038	822	216	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,099	797	302	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	880	717	163	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,569	3,427	1,142	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,829	5,324	1,505	596	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,811	5,178	1,633	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	6,093	4,621	1,472	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,678	11,142	1,536	1,065	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,511	2,713	798	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,353	3,090	1,263	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,896	3,474	1,422	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,702	3,264	1,438	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,122	2,928	1,194	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,091	2,898	1,193	362	100.0%
Total Net Lease		571,087			4,092,759	538,828	370,112	168,716	38,721
Other
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	31,076	21,866	9,210	3,217	100.0%
Carmel, NY	10/14/15	6,700	1985	1/31/39	50,121	6,899	—	6,899	619	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	9,167	6,673	2,494	1,100	100.0%
Grand Rapids, MI	06/18/15	9,300	1963	6/30/24	97,167	9,241	7,242	1,999	825	97.0%	(5)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,869	4,930	939	539	97.0%	(5)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	55,350	48,648	6,702	12,236	97.0%	(5)(6)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	17,578	15,804	1,774	2,729	77.5%	(5)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	94,565	88,435	6,130	11,099	77.5%	(5)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,390	11,823	(433)	3,143	90.0%	(5)
Total Other		281,435			2,665,579	241,135	205,421	35,714	35,507
Condominium
Miami, FL	11/21/13	80,000	2010		116,195	25,919	—	25,919	2,321	100.0%	(7)
Las Vegas, NV	12/20/12	119,000	2006		68,905	19,711	—	19,711	880	98.8%	(5)(8)
Total Condominium		199,000			185,100	45,630	—	45,630	3,201
Total		$1,051,522			6,943,438	$825,593	$575,533	$250,060	$77,429

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms are longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income due under leases outstanding for the year ended December 31, 2016. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	See Note 12 for further information regarding noncontrolling interests.

(6)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of September 30, 2016.

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

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established LCRIP I, an institutional partnership, with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I, and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake LLC. As of September 30, 2016, Grace Lake LLC owned an office building campus with a carrying value of $63.1 million, which is net of accumulated depreciation of $18.7 million, that is financed by $72.0 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of September 30, 2016, the book value of our investment in Grace Lake LLC was $3.5 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue, with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of September 30, 2016, the book value of our investment in 24 Second Avenue was $30.4 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at September 30, 2016, a $143.0 million Revolving Credit Facility and through our FHLB membership. As of September 30, 2016, there was $622.6 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of September 30, 2016, we had total outstanding balances of $835.7 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of September 30, 2016, we had outstanding balances of $575.5 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.8 billion of borrowings from the FHLB outstanding at September 30, 2016.  As of September 30, 2016, we also had a $143.0 million Revolving Credit Facility, with $100.0 million borrowings outstanding, and $563.9 million of Notes issued and outstanding. See “—Liquidity and Capital Resources” and Note 7, Debt Obligations in our combined consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of September 30, 2016, our debt-to-equity ratio was 3.1:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by relatively stable property values, large volumes of maturing loans and a low interest rate environment. According to Trepp, more than $1.7 trillion of commercial real estate debt is scheduled to mature over the next five years. In contrast to these positive factors, certain areas of the CMBS markets saw rapid spread widening versus Treasury swaps in the third and fourth quarters of 2015 and into the first quarter of 2016. We believe the market disruptions experienced earlier this year were caused by domestic and international macro-market factors rather than underlying fundamental issues within the commercial real estate sector. The overall tone of the CMBS market turned more positive in the third quarter of 2016 and the market experienced corresponding credit-spread tightening. However, new Dodd-Frank regulations are set to go into effect in December of 2016, which may affect CMBS pricing and liquidity conditions. See Item 1A. “Risk Factors—Risks Related to Our Portfolio—Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us” in the Annual Report.

For the first nine months of 2016, new CMBS issuance totaled $49.0 billion, a 36.9% decrease versus the same period in 2015. For the year ended December 31, 2015, new CMBS issuance totaled $101.0 billion, a 7.4% increase over the same period in 2014. Although increased competition from non-CMBS lenders, such as life insurance companies and banks, has been evident over the past few quarters and CMBS volumes have been affected by market volatility and uncertainty related to the effects of the pending regulatory changes, we believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Investment overview

Investment activity in the three months ended September 30, 2016 focused on loan originations and securities activity. We originated and funded $845.5 million in principal value of commercial mortgage loans in the three months ended September 30, 2016. We acquired $322.8 million of new securities, which was offset by $178.8 million of sales and $172.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $49.3 million. We also invested $34.2 million in real estate and received proceeds from the sale of real estate of $16.4 million.

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

Operating overview

Net income attributable to Class A common shareholders totaled $27.6 million for the three months ended September 30, 2016, compared to $3.3 million for the three months ended September 30, 2015. The most significant drivers of the $24.3 million increase are as follows:

•
an increase in total other income of $61.8 million, primarily as a result of a $51.6 million increase in net results from derivative transactions, an increase of $6.6 million in gain (loss) on securities and an increase of $4.4 million in sale of loans;

•
a decrease in total costs and expenses of $1.6 million compared to the prior year, primarily as a result of a $1.0 million decrease in real estate operating expenses and a $0.6 million decrease in operating expenses;

•
a decrease in net interest income of $3.9 million, primarily as a result of an increase of lower yielding mortgage loans receivable, available for sale, a decrease in higher yielding subordinated debt and mezzanine debt and a decrease in the weighted average coupon on mortgage loans receivable, available for sale portfolio year-over-year; and

•	an increase in income tax expense (benefit) of $12.9 million compared to the prior year, primarily as a result of increased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $44.5 million for the three months ended September 30, 2016, compared to $41.2 million for the three months ended September 30, 2015. The significant components of the $3.3 million increase in Core Earnings are an increase in profits on gain (loss) on securities of $6.6 million, an increase in profits on sales of loans, net of $4.8 million, partially offset by the decrease in net results from derivative transactions of $5.2 million, a decrease in net interest income of $3.9 million and the decrease of total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures.”

Net interest income

Interest income totaled $60.3 million for the three months ended September 30, 2016, compared to $63.0 million for the three months ended September 30, 2015. The $2.7 million decrease in interest income was primarily attributable to the lower weighted average yield on new loans originated compared to the higher weighted average yield on loans that were securitized or paid off.

Interest expense totaled $30.7 million for the three months ended September 30, 2016, compared to $29.5 million for the three months ended September 30, 2015. The $1.2 million increase in interest expense was primarily attributable to the increase in average mortgage loan financing balance required to finance the expanded real estate portfolio. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. For the three months ended September 30, 2016, our mortgage loan financing balance averaged $551.3 million versus an average mortgage loan financing balance of $517.4 million for the three months ended September 30, 2015.

Net interest income after provision for loan losses totaled $29.6 million for the three months ended September 30, 2016, compared to $33.3 million for the three months ended September 30, 2015. The $3.7 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income and increase in interest expense discussed above and the increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $39.3 million for the three months ended September 30, 2016, compared to $36.0 million for the three months ended September 30, 2015. The $3.3 million increase in cost of funds was primarily attributable to the extension of FHLB borrowings at higher interest rates and an increase in hedging losses.

We present cost of funds, which is a non-GAAP financial measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of September 30, 2016, the weighted average yield on our mortgage loan receivables was 6.2%, compared to 7.1% as of September 30, 2015 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2016, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.1%, compared to 2.3% as of September 30, 2015. As of September 30, 2016, we had outstanding borrowings secured by our mortgage loan receivables equal to 46.0% of the carrying value of our mortgage loan receivables, compared to 45.4% as of September 30, 2015.

As of September 30, 2016, the weighted average yield on our real estate securities was 2.9%, compared to 2.8% as of September 30, 2015. As of September 30, 2016, the weighted average interest rate on borrowings against our real estate securities was 1.2%, compared to 0.9% as of September 30, 2015. The increase in the rate on borrowings against our real estate securities from September 30, 2015 to September 30, 2016 was primarily due to higher prevailing market borrowing rates as of September 30, 2016 versus September 30, 2015. As of September 30, 2016, we had outstanding borrowings secured by our real estate securities equal to 82.5% of the carrying value of our real estate securities, compared to 84.1% as of September 30, 2015.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2016, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 4.9% as of September 30, 2015. As of September 30, 2016, we had outstanding borrowings secured by our real estate equal to 69.7% of the carrying value of our real estate, compared to 66.1% as of September 30, 2015.

Provision for loan losses

We had no provision for loan losses for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision for loan losses was required for the three months ended September 30, 2016. As of September 30, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $19.5 million for the three months ended September 30, 2016, compared to $20.7 million for the three months ended September 30, 2015. The decrease of $1.2 million was attributable to sales, which decreased real estate to $825.6 million at September 30, 2016 versus $840.6 million at September 30, 2015.

Tenant recoveries totaled $1.2 million for the three months ended September 30, 2016, compared to $2.8 million for the three months ended September 30, 2015. The decrease of $1.6 million reflects the sales of office and residential real estate in 2015 and 2016.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $19.6 million for the three months ended September 30, 2016, compared to $15.2 million for the three months ended September 30, 2015, an increase of $4.4 million. In the three months ended September 30, 2016, we participated in one securitization transaction selling 34 loans with an aggregate outstanding principal balance of $414.9 million. In the three months ended September 30, 2015, we participated in three securitization transactions, selling 63 loans with an aggregate outstanding principal balance of $860.1 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The increase in income from sales of securitized loans, net of hedging from $11.8 million for the three months ended September 30, 2015 to $16.6 million for the three months ended September 30, 2016 was due to a tightening of lending credit spreads between origination and securitization of loans during the three months ended September 30, 2016.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net, a non-GAAP financial measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sale of securitized loans, net of hedging and a reconciliation to income from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $7.1 million for the three months ended September 30, 2016, compared to $0.5 million for the three months ended September 30, 2015, an increase of $6.6 million. For the three months ended September 30, 2016, we sold $178.8 million of securities, which comprised of $178.8 million of CMBS and no U.S. Agency Securities. For the three months ended September 30, 2015, we sold $62.0 million of securities, comprised of $51.5 million of CMBS and $10.5 million of U.S. Agency Securities. The increase reflects higher transaction volume in 2016 as compared to 2015.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $47,444 for the three months ended September 30, 2016, compared to a gain of $0.7 million for the three months ended September 30, 2015. The negative change of $0.7 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio during the three months ended September 30, 2016.

Income from sales of real estate, net

For the three months ended September 30, 2016, income from sales of real estate, net totaled $4.6 million compared to $6.4 million for the three months ended September 30, 2015. The decrease of $1.8 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended September 30, 2016, we sold one single-tenant retail property resulting in a net gain on sale of $0.5 million. During the three months ended September 30, 2015, we sold one single-tenant retail property resulting in a net gain on sale of $1.0 million.

During the three months ended September 30, 2016, income from sales of residential condominiums totaled $4.2 million. We sold 18 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.3 million, and 11 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.8 million. During the three months ended September 30, 2015, income from sales of residential condominiums totaled $5.0 million. We sold 22 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.0 million, and 17 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.0 million.

Fee and other income

Fee and other income totaled $8.1 million for the three months ended September 30, 2016, compared to $3.5 million for the three months ended September 30, 2015. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, Homeowner’s Association (“HOA”) fees, dividend income on our investment in FHLB stock and the management of our institutional partnership and our managed account, which were terminated during 2016 and 2015, respectively. The $4.6 million increase in fee and other income year-over-year was primarily due to a $3.2 million receivable from an indemnity counterparty, which is more fully discussed in Note 15, Income Taxes, an increase in exit fees, HOA fee income and dividend income on our investment in FHLB stock, partially offset by a decrease in management fees from our institutional partnership and our managed account and lower origination fees due to lower origination volume in 2016.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $9.4 million for the three months ended September 30, 2016, which was comprised of an unrealized gain of $17.4 million and a realized loss of $8.0 million, compared to a loss of $42.2 million which was comprised of an unrealized loss of $13.7 million and a realized loss of $28.5 million, for the three months ended September 30, 2015, a positive change of $51.6 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2016 was primarily related to movement in interest rates during the three months ended September 30, 2016. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $(0.1) million for the three months ended September 30, 2016, compared to $(25,206) for the three months ended September 30, 2015. There were no earnings from our investment in LCRIP I for the three months ended September 30, 2016 and 2015 as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake JV totaled $0.2 million for the three months ended September 30, 2016, compared to $0.2 million for the three months ended September 30, 2015. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.4) million for the three months ended September 30, 2016, compared to $(0.2) million for the three months ended September 30, 2015. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.4 million and $0.2 million in upfront development costs for the three months ended September 30, 2016 and 2015, respectively.

Salaries and employee benefits

Salaries and employee benefits totaled $17.3 million for the three months ended September 30, 2016, compared to $17.6 million for the three months ended September 30, 2015. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $0.3 million in compensation expense was attributable to the decrease in incentive compensation expense in the three months ended September 30, 2016 compared the the three months ended September 30, 2015 due to a decrease in the number of employees in 2016 compared to 2015.

Operating expenses

Operating expenses totaled $4.4 million for the three months ended September 30, 2016, compared to $5.0 million for the three months ended September 30, 2015. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The decrease of $0.6 million represents REIT transaction costs incurred in 2015 and cost cutting initiatives in 2016.

Real estate operating expenses

Real estate operating expenses totaled $8.0 million for the three months ended September 30, 2016, compared to $9.0 million for the three months ended September 30, 2015. The decrease of $1.0 million in real estate operating expense was in part due to the sales of office and residential real estate in 2015 and 2016.

Real estate acquisition costs

Real estate acquisition costs totaled $0.4 million for the three months ended September 30, 2016, compared to $0.5 million for the three months ended September 30, 2015. The decrease of $0.1 million in real estate acquisition costs was due to the decrease in the number of purchases of real estate in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Fee expense

Fee expense totaled $0.8 million for the three months ended September 30, 2016, compared to $0.7 million for the three months ended September 30, 2015. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.1 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost and mortgage loan receivables held for sale at September 30, 2016, as compared to at September 30, 2015.

Depreciation and amortization

Depreciation and amortization totaled $9.7 million for the three months ended September 30, 2016, compared to $9.6 million for the three months ended September 30, 2015. The $0.1 million increase in depreciation and amortization is attributable to the partial period of depreciation on 2016 acquisitions and a full period of depreciation on acquisitions made in 2015.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $8.7 million for the three months ended September 30, 2016, compared to $(4.2) million for the three months ended September 30, 2015. The increase of $12.9 million is primarily attributable to the increase in income (loss) before taxes and certain other one-time adjustments, which is more fully discussed in Note 15, Income Taxes.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Investment overview

Investment activity in the nine months ended September 30, 2016 focused on loan and security activities. We originated and funded $1.4 billion in principal value of commercial mortgage loans, which was offset by $703.8 million of sales and $583.6 million of principal repayments in the nine months ended September 30, 2016. We acquired $853.3 million of new securities, which was offset by $308.4 million of sales and $307.8 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $243.7 million. We also invested $50.3 million in real estate and received proceeds from the sale of real estate of $54.0 million.

Investment activity in the nine months ended September 30, 2015 focused on loan originations and securities investments. We originated and funded $2.6 billion in principal value of commercial mortgage loans in the nine months ended September 30, 2015. We acquired $580.3 million of new securities, which was offset by $789.0 million of sales and $142.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $400.2 million. We also invested $166.8 million in real estate and received proceeds from the sale of real estate of $84.7 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $24.9 million for the nine months ended September 30, 2016, compared to $46.7 million for the nine months ended September 30, 2015. The most significant drivers of the $21.8 million decrease are as follows:

•
a decrease in total other income (loss) of $54.9 million, primarily as a result of a decrease of $29.4 million in sales of loans, net, a decrease of $14.2 million in realized gains on securities, a $11.5 million decrease in net results from derivative transactions and a $5.7 million decrease in profits on sale of real estate, partially offset by an increase of $5.4 million in gain on extinguishment of debt and a $6.4 million increase in fee income; and

•
a decrease in total costs and expenses of $16.6 million compared to the prior year, primarily as a result of reduced incentive compensation expense due to reduced total net interest income after provision for loan losses and total other income (“Net Revenues”) and loan/investment production. See “—Reconciliation of Non-GAAP Financial Measures” for a definition of Net Revenues and a reconciliation to total net interest income after provision for loan losses and total other income.

Core Earnings, a non-GAAP financial measure, totaled $113.6 million for the nine months ended September 30, 2016, compared to $141.3 million for the nine months ended September 30, 2015. The significant components of the $27.7 million decrease in Core Earnings are a decrease in total other income (loss) of $40.5 million, primarily as a result of a decrease of $31.2 million in sale of loans, net, a decrease of $14.2 million in gain (loss) on securities, partially offset by an increase of $8.5 million in net results from derivative transactions and a decrease in total costs and expenses of $20.5 million primarily as a result of reduced incentive compensation expense due to reduced total Net Revenues and loan/investment production discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $175.7 million for the nine months ended September 30, 2016, compared to $178.6 million for the nine months ended September 30, 2015. The $2.9 million decrease in interest income was primarily attributable to the lower weighted average yield on new loans originated compared to the higher weighted average yield on loans that were securitized or paid off.

Interest expense totaled $88.6 million for the nine months ended September 30, 2016, compared to $83.8 million for the nine months ended September 30, 2015. The $4.8 million increase in interest expense was primarily attributable to the increase in average mortgage loan financing balance that is required to finance the expanded real estate portfolio. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. For the nine months ended September 30, 2016, our mortgage loan financing balance averaged $544.9 million versus an average mortgage loan financing balance of $502.4 million for the nine months ended September 30, 2015.

Net interest income after provision for loan losses totaled $86.7 million for the nine months ended September 30, 2016, compared to $94.3 million for the nine months ended September 30, 2015. The $7.6 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $111.9 million for the nine months ended September 30, 2016, compared to $104.2 million for the nine months ended September 30, 2015. The $7.7 million increase in cost of funds was primarily attributable to higher prevailing market borrowing costs. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of September 30, 2016, the weighted average yield on our mortgage loan receivables was 6.2%, compared to 7.1% as of September 30, 2015 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2016, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.1%, compared to 2.3% as of September 30, 2015. As of September 30, 2016, we had outstanding borrowings secured by our mortgage loan receivables equal to 46.0% of the carrying value of our mortgage loan receivables, compared to 45.4% as of September 30, 2015.

As of September 30, 2016, the weighted average yield on our real estate securities was 2.9%, compared to 2.8% as of September 30, 2015. As of September 30, 2016, the weighted average interest rate on borrowings against our real estate securities was 1.2%, compared to 0.9% as of September 30, 2015. The increase in the rate on borrowings against our real estate securities from September 30, 2015 to September 30, 2016 was primarily due to higher prevailing market borrowing rates as of September 30, 2016 versus September 30, 2015. As of September 30, 2016, we had outstanding borrowings secured by our real estate securities equal to 82.5% of the carrying value of our real estate securities, compared to 84.1% as of September 30, 2015.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2016, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 4.9% as of September 30, 2015. As of September 30, 2016, we had outstanding borrowings secured by our real estate equal to 69.7% of the carrying value of our real estate, compared to 66.1% as of September 30, 2015.

 Provision for loan losses

We had a $0.3 million and $0.5 million provision for loan losses for the nine months ended September 30, 2016 and 2015, respectively. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As of September 30, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $57.8 million for the nine months ended September 30, 2016, compared to $60.2 million for the nine months ended September 30, 2015. The decrease of $2.4 million was attributable to sales, which decreased real estate to $825.6 million at September 30, 2016 versus $840.6 million at September 30, 2015.

Tenant recoveries totaled $3.8 million for the nine months ended September 30, 2016, compared to $7.9 million for the nine months ended September 30, 2015. The decrease of $4.1 million reflects the sale of office properties in 2015.

Sale of loans, net

Income from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $30.3 million for the nine months ended September 30, 2016, compared to $59.7 million for the nine months ended September 30, 2015, a decrease of $29.4 million. In the nine months ended September 30, 2016, we participated in three separate securitization transactions, selling 60 loans with an aggregate outstanding principal balance of $664.1 million. In the nine months ended September 30, 2015, we participated in seven separate securitization transactions, selling 153 loans with an aggregate outstanding principal balance of $2.0 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The increase in income from sales of securitized loans, net of hedging of $20.4 million for the nine months ended September 30, 2016 compared to $51.6 million for the nine months ended September 30, 2015 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net of hedging, a non-GAAP financial measure, represents the portion of income from sale of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sales of securitized loans, net of hedging and a reconciliation to income from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $9.5 million for the nine months ended September 30, 2016, compared to $23.7 million for the nine months ended September 30, 2015, a decrease of $14.2 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(0.6) million of that decrease. For the nine months ended September 30, 2016, we sold $308.4 million of securities, comprised of $307.2 million of CMBS and $1.2 million U.S. Agency Securities. For the nine months ended September 30, 2015, we sold $789.0 million of securities, comprised of $772.8 million of CMBS and $16.2 million U.S. Agency Securities. The decrease in sales of securities reflects lower transaction volume and lower profit margins in 2016 as compared to 2015.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $28,780 for the nine months ended September 30, 2016, compared to a loss of $0.6 million for the nine months ended September 30, 2015. The positive change of $0.6 million in unrealized gain (loss) on Agency interest-only securities was due to an increase in interest rates and amortization and sales of the portfolio during the nine months ended September 30, 2016.

Income from sales of real estate, net

For the nine months ended September 30, 2016, income from sales of real estate, net totaled $15.6 million, compared to $21.3 million for the nine months ended September 30, 2015. The decrease of $5.7 million was a result of the commercial real estate and residential condominium sales discussed below.

During the nine months ended September 30, 2016, we sold two single-tenant retail property resulting in a net gain on sale of $1.2 million. During the nine months ended September 30, 2015, we sold four single-tenant retail properties resulting in a net gain on sale of $2.6 million.

During the nine months ended September 30, 2016, income from sales of residential condominiums totaled $14.4 million. We sold 58 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $11.0 million, and 49 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $3.4 million. During the nine months ended September 30, 2015, income from sales of residential condominiums totaled $18.4 million. We sold 72 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $13.4 million, and 74 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $5.0 million.

Fee and other income

Fee and other income totaled $17.3 million for the nine months ended September 30, 2016, compared to $10.9 million for the nine months ended September 30, 2015. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, dividend income on our investment in FHLB stock and the management of our institutional partnership and our managed account, both of which were terminated during 2015. The $6.4 million increase in fee and other income year-over-year was primarily due to a $3.2 million receivable from an indemnity counterparty, which is more fully discussed in Note 15, Income Taxes, an increase in exit fees, HOA fee income and dividend income on our investment in FHLB stock, partially offset by a decrease in management fees from our institutional partnership and our managed account and lower origination fees due to lower origination volume in 2016.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $66.1 million for the nine months ended September 30, 2016, which was comprised of an unrealized loss of $6.2 million and a realized loss of $59.9 million, compared to a loss of $54.6 million which was comprised of an unrealized loss of $8.4 million and a realized loss of $46.2 million, for the nine months ended September 30, 2015, a negative change of $11.5 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2016 was primarily related to movement in interest rates during the nine months ended September 30, 2016. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.5 million for the nine months ended September 30, 2016, compared to $0.6 million for the nine months ended September 30, 2015. Earnings from our investment in LCRIP I totaled $0.9 million for the nine months ended September 30, 2016, compared to $0.1 million for the nine months ended September 30, 2015. The increase of $0.8 million reflects recognition of final incentive fee earned from our investment in LCRIP I in 2016. LCRIP I held no loans as of September 30, 2016, as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake JV totaled $0.7 million for the nine months ended September 30, 2016, compared to $0.7 million for the nine months ended September 30, 2015. Earnings (loss) from our investment in 24 Second Avenue totaled $(1.1) million for the nine months ended September 30, 2016, compared to $(0.2) million for the nine months ended September 30, 2015. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $1.1 million and $0.2 million in upfront development costs for the nine months ended September 30, 2016 and 2015, respectively.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $5.4 million for the nine months ended September 30, 2016, compared to none for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt, and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $43.3 million for the nine months ended September 30, 2016, compared to $47.3 million for the nine months ended September 30, 2015. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $4.0 million in compensation expense was attributable to the decrease in incentive compensation expense in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to reduced actual Net Revenues and loan/investment production in the nine months ended September 30, 2016.

Operating expenses

Operating expenses totaled $15.4 million for the nine months ended September 30, 2016, compared to $20.5 million for the nine months ended September 30, 2015. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The decrease of $5.1 million represents REIT transaction costs incurred in 2015 and cost cutting initiatives in 2016.

Real estate operating expenses

Real estate operating expenses totaled $22.6 million for the nine months ended September 30, 2016, compared to $28.0 million for the nine months ended September 30, 2015. The decrease of $5.4 million in real estate operating expense was in part due to the sale of office and residential real estate in 2015 and 2016.

Real estate acquisition costs

There were $0.6 million of real estate acquisition costs for the nine months ended September 30, 2016, compared to $1.5 million for the nine months ended September 30, 2015. The decrease of $0.9 million in real estate acquisition costs was due to $50.3 million of real estate acquisitions during the nine months ended September 30, 2016, compared to $166.8 million of real estate acquisitions during the nine months ended September 30, 2015.

Fee expense

Fee expense totaled $2.4 million for the nine months ended September 30, 2016, compared to $3.3 million for the nine months ended September 30, 2015. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.9 million in fee expense was primarily attributable to the decrease in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2016, as compared to at September 30, 2015.

Depreciation and amortization

Depreciation and amortization totaled $28.8 million for the nine months ended September 30, 2016, compared to $29.2 million for the nine months ended September 30, 2015. The $0.4 million decrease in depreciation and amortization is attributable to the sale of an office property in 2015, partially offset by a partial period of depreciation on 2016 acquisitions and a full period of depreciation on acquisitions made in 2015.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $5.5 million for the nine months ended September 30, 2016, compared to $4.1 million for the nine months ended September 30, 2015. The increase of $1.4 million is primarily attributable to increased income in our TRSs.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. This ratio typically fluctuates during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. We generally seek to match fund our assets according to their liquidity characteristics and expected hold period. We believe that the defensive positioning of our predominantly senior secured assets and our financing strategy has allowed us to maintain financial flexibility to capitalize on an attractive range of market opportunities as they have arisen.

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

As of September 30, 2016, we had unrestricted cash and cash equivalents of $59.7 million, unencumbered loans of $552.9 million and unencumbered securities of $90.3 million.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $591.5 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2016.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.2 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at September 30, 2016.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $59.7 million and $109.0 million at September 30, 2016 and December 31, 2015, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(138.7) million and $206.3 million during the nine months ended September 30, 2016 and 2015, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2016 and December 31, 2015 are set forth in the table below ($ in thousands):

	September 30, 2016	December 31, 2015

Committed loan facilities	$622,643	$704,149
Committed securities facility	380,319	161,887
Uncommitted securities facilities	455,365	394,719
Total repurchase agreements	1,458,327	1,260,755
Revolving credit facility	100,000	—
Mortgage loan financing	575,533	544,663
Mortgage loan receivable financing	63,177	—
Borrowings from the FHLB	1,844,700	1,856,700
Senior unsecured notes	559,274	612,605
Total debt obligations	$4,601,011	$4,274,723

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $100.0 million to $899.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one provider, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of September 30, 2016 and December 31, 2015. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of September 30, 2016, the Company had $622.6 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. As of December 31, 2015, the Company had $704.1 million of borrowings outstanding, with an additional $780.9 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2016 and December 31, 2015.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2016, the Company had $380.3 million of borrowings outstanding, with an additional $19.7 million of committed financing available. As of December 31, 2015, the Company had $161.9 million of borrowings outstanding, with an additional $138.1 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

September 30, 2013	6,151	112,060	317,646	6,151	112,060	317,646	—	—	—
December 31, 2013	609,835	307,437	609,835	609,835	307,437	609,835	—	—	—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of September 30, 2016, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.5 billion. As of September 30, 2016, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.0 million, or 5% of our total equity. As of September 30, 2016, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 29.7%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016 to increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $143.0 million, including a $25.0 million sublimit for the issuance of letters of credit. As of September 30, 2016, the Company had $100.0 million borrowings outstanding under this facility. As of December 31, 2015, the Company had no borrowings outstanding under this facility. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by two 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the nine months ended September 30, 2016, we executed ten term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2026 and totaling $575.5 million at September 30, 2016 and $544.7 million at December 31, 2015. These long-term nonrecourse mortgages include net unamortized premiums of $5.6 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.7 million and $0.7 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2016 and 2015, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $746.1 million and $711.1 million as of September 30, 2016 and December 31, 2015, respectively.

Mortgage Loan Receivable Financing (Nonrecourse)

During the three months ended September 30, 2016, financial assets (loans), with a combined principal balance of $324.4 million, have been treated as sales in accordance with ASC Topic 860 — Transfers and Servicing, in connection with a securitization transaction. In addition, during the three months ended September 30, 2016, of the three assets (loans), with a combined principal balance of $137.6 million, $61.6 million, non-controlling, pari passu interests were also transferred as part of a securitization transaction. Since effective control continued to reside with the retained portions of the loans, the transfers are considered nonrecourse secured borrowings in which the full loan assets remain on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds of $63.2 million are recognized in debt obligations. The Company expects to sell the retained portions of the loans in a future securitization and relinquish control. During the nine months ended September 30, 2015, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

FHLB financing

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”) became a member of the Federal Home Loan Bank (“FHLB”). As of September 30, 2016, Tuebor had $1.8 billion of borrowings outstanding (with an additional $406.3 million of committed term financing available from the FHLB), with terms of overnight to 8 years, interest rates of 0.38% to 3.02%, and advance rates of 61.0% to 95.2% of the collateral. As of September 30, 2016, collateral for the borrowings was comprised of $1.6 billion of CMBS and U.S. Agency Securities and $770.6 million of first mortgage commercial real estate loans. On March 21, 2016, Tuebor’s advance limit was updated to the lowest of $2.9 billion, 40% of Tuebor’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2015, Tuebor had $1.9 billion of borrowings outstanding (with an additional $380.4 million of committed term financing available from the FHLB), with terms of overnight to 8 years, interest rates of 0.28% to 2.74%, and advance rates of 58.7% to 95.2% of the collateral. As of December 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $568.2 million of first mortgage commercial real estate loans.

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

FHLB advances amounted to 40.1% of the Company’s outstanding debt obligations as of September 30, 2016. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $591.5 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2016.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the nine months ended September 30, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $297.7 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

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

During the nine months ended September 30, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. The remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2016, the Company has a 59.5% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries that are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $4.6 million, were included in senior unsecured notes as of September 30, 2016 and unamortized debt issuance costs of $6.9 million, were included in senior unsecured notes as of December 31, 2015 (previously included in other assets on the combined consolidated balance sheets).

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2016, the Company has a remaining amount available for repurchase of $44.4 million, which represents 5.1% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.24 per share on such date.

The following table is a summary of our repurchase activity during the nine months ended September 30, 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
Total	$0.825

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
Total	$0.775

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $583.6 million for the nine months ended September 30, 2016 and $576.6 million for the nine months ended September 30, 2015. Repayment of real estate securities provided net cash of $307.8 million for the nine months ended September 30, 2016 and $142.7 million for the nine months ended September 30, 2015.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $703.8 million for the nine months ended September 30, 2016 and $1.9 billion for the nine months ended September 30, 2015.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $308.4 million for the nine months ended September 30, 2016 and $789.0 million for the nine months ended September 30, 2015.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $54.0 million for the nine months ended September 30, 2016 and $84.7 million for the nine months ended September 30, 2015.

Proceeds from the issuance of equity

For the nine months ended September 30, 2016 and 2015, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of September 30, 2016 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,560,898	$1,761,575	$24,483	$588,701	$3,935,657
Unsecured revolving credit facility	—	100,000	—	—	100,000
Senior unsecured notes	—	297,671	266,201	—	563,872
Interest payable(1)	58,410	114,199	88,091	66,042	326,742
Other funding obligations(2)	88,045	—	—	—	88,045
Payments pursuant to tax receivable agreement	—	1,910	—	—	1,910
Operating lease obligations	295	2,455	2,360	1,279	6,389
Total	$1,707,648	$2,277,810	$381,135	$656,022	$5,022,615

(1)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2016 to determine the future interest payment obligations.
(2)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2016.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of September 30, 2016, our off-balance sheet arrangements consisted of $88.0 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $86.6 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2015, our off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

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

Reconciliation of Non-GAAP Financial Measures

Core Earnings

We present Core Earnings, which is a non-GAAP financial measure, as a supplemental measure of our performance. We believe Core Earnings assists investors in comparing our performance across reporting periods on a consistent basis by excluding non-cash expenses and unrecognized results from derivatives and Agency interest-only securities, which we believe makes comparisons across reporting periods more relevant by eliminating timing differences related to changes in the values of assets and derivatives. In addition, we use Core Earnings: (i) to evaluate our earnings from operations and (ii) because management believes that it may be a useful performance measure for us. Core Earnings is also used as a factor in determining the annual incentive compensation of our senior managers and other employees.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015

Income (loss) before taxes	$58,319		$(1,383)	$47,646		$93,559
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	431		85	415		578
Our share of real estate depreciation, amortization and gain adjustments (2)	8,295		7,996	24,620		24,799
Adjustments for unrecognized derivative results (3)	(24,919)		31,901	30,553		10,503
Unrealized (gain) loss on Agency IO securities	48		(731)	(30)		639
Premium (discount) on mortgage loan financing, net of amortization	282		(92)	27		1,784
Non-cash stock-based compensation	5,218		3,385	13,527		7,939
One-time transactional adjustments	(3,181)	(4)	—	(3,181)	(4)	1,509	(5)
Core Earnings	$44,493		$41,161	$113,577		$141,310

(1)
Includes $7,986 and $21,397 of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the combined consolidated statements of income for the three and nine months ended September 30, 2016, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments amounts presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

	Total GAAP depreciation and amortization	$9,733	$9,561	$28,789	$29,238
	Less: Depreciation and amortization related to non-rental property fixed assets	(28)	(28)	(85)	(80)
	Less: Non-controlling interest in consolidated joint ventures’ share of consolidated depreciation and amortization	(590)	(676)	(1,794)	(2,155)
	Our share of real estate depreciation and amortization	9,115	8,857	26,910	27,003

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(825)	(865)	(2,306)	(2,217)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	5	4	16	13
	Our share of accumulated depreciation and amortization on real estate sold	(820)	(861)	(2,290)	(2,204)

	Our share of real estate depreciation and amortization and gain adjustments	$8,295	$7,996	$24,620	$24,799

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of Core Earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gain/losses must also be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

	GAAP realized gain on sale of real estate, net	$4,649	$6,406	$15,616	$21,347
	Less: Our share of accumulated depreciation and amortization on real estate sold	(820)	(861)	(2,290)	(2,204)
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$3,829	$5,545	$13,326	$19,143

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

	Net results from derivative transactions	$9,356	$(42,242)	$(66,148)	$(54,594)
	Less: Hedging interest expense	8,661	6,471	23,244	20,330
	Less: Hedging realized result	6,903	3,870	12,351	23,761
	Hedging unrecognized result	$24,920	$(31,901)	$(30,553)	$(10,503)

(4)
As more fully discussed in Note 15, Income Taxes, to the Company’s Consolidated Financial Statements, the Company recorded an additional $3.2 million income tax expense for a proposed tax settlement for pre-acquisition liabilities on certain corporate entities acquired in the IPO Reorganization Transactions. The Company also recorded other income of $3.2 million relating to the expected recovery of these amounts pursuant to indemnification. While these items are presented on a gross basis, there was no impact to either net income or Core Earnings. Accordingly, since pre-tax income excludes the tax effect but includes the recovery of $3.2 million pursuant to the indemnification, the recovery amount has been excluded from Core Earnings.

(5)	One-time transactional adjustment for costs related to restructuring the Company for REIT related operations. All costs were expensed and accrued for in the period incurred.
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

Income from sales of securitized loans, net of hedging

We present income from sales of securitized loans, net of hedging, a non-GAAP financial measure, as a supplemental measure of the performance of our loan securitization business. Income from sales of securitized loans, net is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our interest rate hedging. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP financial measure, in the table below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Number of loans	34	63	60	153
Face amount of loans sold into securitizations	$414,902	$860,062	$664,058	$1,981,383
Number of securitizations	1	3	3	7

Income from sales of securitized loans, net (1)	$19,640	$15,165	$27,186	$59,717
Hedge gain/(loss) related to loans securitized (2)	(3,007)	(3,405)	(6,815)	(8,080)
Income from sales of securitized loans, net of hedging	$16,633	$11,760	$20,371	$51,637

(1)                                The following is a reconciliation of the non-GAAP financial measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income from sales of loans (non-securitized), net	$—	$—	$3,079	$—
Income from sales of securitized loans, net	19,640	15,165	27,186	59,717
Income from sales of loans, net	$19,640	$15,165	$30,265	$59,717

(2)                                The following is a reconciliation of the non-GAAP financial measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Hedge gain/(loss) related to lending and securities positions	$12,363	$(38,837)	$(58,278)	$(46,514)
Hedge gain/(loss) related to loans (non-securitized)	—	—	(1,055)	—
Hedge gain/(loss) related to loans securitized	(3,007)	(3,405)	(6,815)	(8,080)
Net results from derivative transactions	$9,356	$(42,242)	$(66,148)	$(54,594)

Cost of funds

We present cost of funds, which is a non-GAAP financial measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our combined consolidated statements of income adjusted to include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our combined consolidated statements of income. Interest income, net of cost of funds, which is a non-GAAP financial measure, is defined as interest income, less cost of funds.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest expense	$(30,685)	$(29,535)	$(88,622)	$(83,846)
Net interest expense component of hedging activities (1)	(8,661)	(6,471)	(23,244)	(20,330)
Cost of funds	$(39,346)	$(36,006)	$(111,866)	$(104,176)

Interest income	$60,284	$63,013	$175,650	$178,635
Cost of funds	(39,346)	(36,006)	(111,866)	(104,176)
Interest income, net of cost of funds	$20,938	$27,007	$63,784	$74,459

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015

(1)	Net result from derivative transactions	$9,356	$(42,242)	$(66,148)	$(54,594)
	Less: Hedging realized result	6,903	3,870	12,351	23,761
	Less: Hedging unrecognized result	(24,920)	31,901	30,553	10,503
	Net interest expense component of hedging activities	$(8,661)	$(6,471)	$(23,244)	$(20,330)

Net Revenues

We present Net Revenues, which is a non-GAAP financial measure, as a supplemental measure of the Company’s performance, excluding operating expenses. We define Net Revenues as net interest income after provision for loan losses and total other income, which are both disclosed on the Company’s combined consolidated statements of income. We present interest income on investments, net and income from sales of loans, net as a percent of Net Revenues to determine the impact of the net interest from our investments and the securitization activity on our Net Revenues ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net interest income after provision for loan losses	$29,599	$33,328	$86,728	$94,339
Total other income (expense)	69,335	7,549	74,100	129,038
Net Revenues	$98,934	$40,877	$160,828	$223,377

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2016 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2016, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$1,546	$51,045
Increase by 1.00%	2,445	(51,154)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of September 30, 2016, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2016 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sale of Securities

None.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended September 30, 2016, there were no repurchases of Class A common stock by the Company.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Combined Consolidated Balance Sheets as of September 30, 2016, (ii) the Combined Consolidated Statements of Income for the three and nine months ended September 30, 2016, (iii) the Combined Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016, (iv) the Combined Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2016, (v) the Combined Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and (vi) the Notes to the Combined Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: November 3, 2016	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: November 3, 2016	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer