Form 10-K
period 2016-12-31
Ladder Capital Corp
filed 2017-02-24
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $469,299,779 as of June 30, 2016, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $12.20 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2017
Class A Common Stock, $0.001 par value	72,291,533
Class B Common Stock, $0.001 par value	38,434,658

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholder have been incorporated by reference into Part III of this Report.

LADDER CAPITAL CORP

FORM 10-K
December 31, 2016

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

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $17.2 billion of commercial real estate loans from our inception through December 31, 2016. During this timeframe, we also acquired $9.6 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.3 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2016, we originated $12.7 billion of conduit loans, $12.6 billion of which were sold into 43 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2016, we had $5.6 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.4 billion of loans, $2.1 billion of securities, and $822.3 million of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of December 31, 2016, we had $3.9 billion of debt financing outstanding. This financing comprised $1.7 billion of financing from the Federal Home Loan Bank (the “FHLB”), $795.5 million committed secured term repurchase agreement financing, $311.7 million of other securities financing, $590.1 million of third-party, non-recourse mortgage debt, $297.7 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”) and $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes,” collectively with the 2017 Notes, the “Notes”). There were $25.0 million of borrowings outstanding under our Revolving Credit Facility. In addition, as of December 31, 2016, we had $1.7 billion of committed, undrawn funding capacity available, consisting of $118.0 million of availability under our $143.0 million Revolving Credit Facility, $338.9 million of undrawn committed FHLB financing and $1.3 billion of other undrawn committed financings. As of December 31, 2016, our debt-to-equity ratio was 2.6:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008. As of December 31, 2016, we were capitalized by public investors, our management team and a group of leading global institutional investors, including affiliates of Alberta Investment Management Corp., GI Partners, Ontario Municipal Employees Retirement System and TowerBrook Capital Partners. We employ 69 full-time industry professionals.

We are led by a disciplined and highly aligned management team. As of December 31, 2016, our management team and directors held interests in our Company comprising 11.9% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Operating Officer; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Senior Unsecured Notes

During the period from January 1, 2017 through February 24, 2017, the Company retired $6.1 million of principal of the 2017 Notes for a repurchase price of $6.2 million recognizing a $55,155 net loss on extinguishment of debt after recognizing $24,455 of unamortized debt issuance costs associated with the retired debt. The remaining $291.5 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

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

	December 31, 2016		December 31, 2015
Loans
Conduit first mortgage loans	$357,882	6.4%	$571,764	9.7%
Balance sheet first mortgage loans	1,828,961	32.8%	1,453,120	24.6%
Other commercial real estate-related loans	167,134	3.0%	285,525	4.8%
Total loans	2,353,977	42.2%	2,310,409	39.1%
Securities
CMBS investments	2,043,566	36.6%	2,335,930	39.7%
U.S. Agency Securities investments	57,381	1.1%	71,287	1.2%
Total securities	2,100,947	37.7%	2,407,217	40.9%
Real Estate
Real estate and related lease intangibles, net	822,338	14.7%	834,779	14.2%
Total real estate	822,338	14.7%	834,779	14.2%
Other Investments
Investments in unconsolidated joint ventures	34,025	0.6%	33,797	0.6%
FHLB stock	77,915	1.4%	77,915	1.3%
Total other investments	111,940	2.0%	111,712	1.9%
Total investments	5,389,202	96.6%	5,664,117	96.1%
Cash, cash equivalents and cash collateral held by broker	64,017	1.1%	139,770	2.4%
Other assets	125,118	2.3%	91,325	1.5%
Total assets	$5,578,337	100.0%	$5,895,212	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through December 31, 2016, we have originated and funded $12.7 billion of conduit first mortgage loans and securitized $12.6 billion of such mortgage loans in 43 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015 and six securitizations in 2016. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed three single-asset securitizations. As of December 31, 2016, we held 10 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $357.9 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 62.9% at December 31, 2016. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2016, we held a portfolio of 84 balance sheet first mortgage loans with an aggregate book value of $1.8 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 64.3% at December 31, 2016.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2016, we held a portfolio of 35 other commercial real estate-related loans with an aggregate book value of $167.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 74.0% at December 31, 2016.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of December 31, 2016 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other investment grade securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of December 31, 2016, the estimated fair value of our portfolio of CMBS investments totaled $2.0 billion in 191 CUSIPs ($10.7 million average investment per CUSIP). As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 82.7% AAA/Aaa-rated securities and 17.3% of other investment grade-rated securities, including 14.7% rated AA/Aa, 1.3% rated A/A and 1.3% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2016, our CMBS investments had a weighted average duration of 3.5 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2016, by property count and market value, respectively, 53.6% and 74.8% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.4% and 34.4% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 10% by property count and 0.1% to 10.8% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. As of December 31, 2016, the estimated fair value of our portfolio of U.S. Agency Securities was $57.4 million in 28 CUSIPs ($2.0 million average investment per CUSIP), with a weighted average duration of 8.5 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2016, by market value, 68.2%, 16.3%, and 3.3% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York, California, and Georgia, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 62.9%, Georgia represented 11.4% and New York represented 2.9% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2016 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of December 31, 2016, we owned 115 single tenant net leased properties with an aggregate book value of $543.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2016, our net leased properties comprised a total of 4.1 million square feet and had a 100% occupancy rate, an average age since construction of 8.4 years and a weighted average remaining lease term of 14.1 years.

In addition, as of December 31, 2016, we owned 31 other properties with an aggregate book value of $239.5 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $92.9 million, a portfolio of four office buildings in St. Paul, MN with a book value of $54.7 million, an office building in Ewing, NJ with a book value of $30.8 million, a portfolio of seven office buildings in Richmond, VA with a book value of $17.1 million, a 13-story office building in Oakland County, MI with a book value of $10.4 million, a two-story office building in Grand Rapids, MI with a book value of $9.1 million and a warehouse in Grand Rapids, MI with a book value of $5.8 million. We also own a two-story office building in Wayne, NJ with a book value of $9.1 million, a shopping center in Carmel, NY with a book value of $6.8 million and an office building in Peoria, IL with a book value of $2.9 million.

For further details regarding our portfolio of commercial real estate properties, including state of operation, see “Properties.”

Residential Real Estate.  We sold 73 condominium units at Veer Towers in Las Vegas, NV, during the year ended December 31, 2016, generating aggregate gains on sale of $15.1 million. As of December 31, 2016, we owned 59 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $16.7 million through a joint venture, and we intend to sell these remaining units over time. As of December 31, 2016, 10 condominium units were under contract for sale with a book value of $3.5 million. As of December 31, 2016, the remaining condominium units we hold were 32.3% rented and occupied. During the year ended December 31, 2016, the Company recorded $0.8 million of rental income from the condominium units.

We sold 65 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2016, generating aggregate gains on sale of $4.3 million. As of December 31, 2016, we owned 88 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $22.4 million, and we intend to sell these remaining units over time. As of December 31, 2016, 10 condominium units were under contract for sale with a book value of $2.2 million. As of December 31, 2016, the remaining condominium units we hold were 80.9% rented and occupied. During the year ended December 31, 2016, the Company recorded $2.2 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established Ladder Capital Realty Income Partnership I LP (“LCRIP I”), an institutional partnership, with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owns 90% of the limited partnership interest, and we own the remaining 10% on a pari passu basis and act as general partner. We retain discretion over which loans to present to LCRIP I, and our partner retains the discretion to accept or reject individual loans. As the general partner, we have engaged our advisory entity to manage the assets of LCRIP I and earn management fees and incentive fees from LCRIP I. In addition, we are entitled to retain origination fees of up to 1% on loans that we sell to LCRIP I and on a case-by-case basis as approved by our partner, may retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2016, Grace Lake LLC owned an office building campus with a carrying value of $62.4 million, which is net of accumulated depreciation of $19.1 million, that is financed by $71.4 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of December 31, 2016, the book value of our investment in Grace Lake LLC was $3.7 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2016, the existing building has been demolished and we are anticipating completion in 2018. Our operating partner entered into a construction loan with Ladder in the amount of $50.5 million to fund the project. As of December 31, 2016, draws of $21.6 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of December 31, 2016, the book value of our investment in 24 Second Avenue was $30.3 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at December 31, 2016, a $143.0 million Revolving Credit Facility and through our FHLB membership. As of December 31, 2016, there was $567.2 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2016, we had total outstanding balances of $540.0 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of December 31, 2016, we had outstanding balances of $590.1 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.7 billion of borrowings from the FHLB outstanding at December 31, 2016. As of December 31, 2016, we also had a $143.0 million Revolving Credit Facility, with $25.0 million borrowings outstanding, and $563.9 million of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, Debt Obligations, Net in our combined consolidated financial statements included elsewhere in this Annual Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2016, our debt-to-equity ratio was 2.6:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by stable property values and strong demand for both acquisition loans and refinancings. According to Real Capital Analytics, U.S. commercial property transaction volume in 2016 represented the third strongest year on record, although transaction volume was down 11% compared to 2015. In addition, according to Trepp, more than $1.8 trillion of commercial real estate debt is scheduled to mature over the next five years. These positive factors are somewhat offset by expectations of an increasing interest rate environment and potential regulatory changes by the new U.S. presidential administration. New risk retention regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) went into effect on December 24, 2016, which may affect CMBS pricing and liquidity conditions. See Item 1A. “Risk Factors-Risks Related to Our Portfolio-Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us” in this Annual Report.

In 2016, new CMBS issuance totaled $76.0 billion, a 24.8% decrease versus 2015. We believe the market disruptions experienced in the first half of 2016 were caused by domestic and international macro-market factors rather than underlying fundamental issues within the commercial real estate sector. The overall tone of the CMBS market improved in the latter half of 2016, with increased transaction volume and more muted credit-spread volatility. For the year ended December 31, 2015, new CMBS issuance totaled $101.0 billion, a 7.4% increase over the same period in 2014. While CMBS volumes have been affected by market volatility and uncertainty related to the effects of the pending regulatory changes, we believe the CMBS market will continue to play an important role in the financing of commercial real estate in the U.S. Additionally, our ability to offer borrowers balance sheet loans on transitional properties enables us to remain an active lender even when the conduit lending for securitization market experiences a period of slower activity.
We believe our ability to quickly and efficiently rotate our focus between lending, investing in securities, and making real estate equity investments allows us to take advantage of attractive investment opportunities under a variety of market conditions. When the conduit lending and securitization market conditions are favorable, we are capable of shifting our focus and equity allocation toward that market. At other times, especially when conduit lending and securitization market conditions are disrupted, originating balance sheet loans and investing in securities and real estate equity can be more attractive and we are able to shift our focus and investment allocation accordingly.
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

We seek to align our interests and those of our originators by awarding our originators annual discretionary bonuses that are closely correlated with loan performance and realized profits, rather than loan volumes or other metrics. For the year ended December 31, 2016, we paid $11.0 million in discretionary bonuses to originators.

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

Third-party Engineering Report. We generally engage an approved licensed engineer to complete property condition/engineering reports and a seismic report for applicable properties. The engineering report is intended to identify any issues with respect to the safety and soundness of a property that may warrant further investigation, and provide estimates of ongoing replacement reserves, overall replacement cost, and the cost to bring a property into good repair.

Third-party Environmental Report. We also generally engage an approved environmental consulting firm to complete a Phase I Environmental Assessment to identify and evaluate potential environmental issues at the property and may also order and review Phase II Environmental Assessments and/or Operations & Maintenance plans if applicable. Environmental reports and supporting documentation are typically reviewed in-house as well as by our dedicated outside environmental counsel who prepares a summary report on each property.

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

Investment Committee Approval

All investments require approval from our Investment Committee, comprised of Brian Harris, CEO; Michael Mazzei, President; and Pamela McCormack, Chief Operating Officer. The Investment Committee generally requires each investment to be fully described in a comprehensive Investment Committee memorandum that identifies the investment, the due diligence conducted and the findings, as well as all identified related risks and mitigants. The Investment Committee meets regularly to ensure that all investments are fully vetted prior to issuance of Investment Committee approval.

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

Disposition and Distribution

Our securitization team works with our transaction management and underwriting teams to realize our disposition strategy of selling certain first mortgage loans into CMBS securitization trusts. We typically partner with other leading financial institutions to contribute loans to multi-asset securitizations. We have also led single asset securitizations on single loans we have originated.

From time to time, our registered broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors. LCS did not participate in any securitizations during the year ended December 31, 2016.

In addition, Ladder has from time to time purchased predominantly AAA-rated CMBS from securitizations into which we have sold conduit first mortgage loans, generally as one of several loan contributors. In such instances, however, we have not participated as a co-manager in the underwriting syndicates. As of December 31, 2016, we owned $37.6 million of such CMBS, representing less than 0.7% of the $5.5 billion of CMBS issued by the related securitization trusts. As with our other CMBS investments, we purchased these securities in both primary and secondary market transactions over time.

In June 2016, our subsidiary, Ladder Capital Commercial Mortgage Securities LLC, successfully had its shelf registration statement declared effective with the SEC which permits us to act as an issuer in a public securitization of first mortgage loans contributed by us (and/or a third party loan contributor). We may, in the future, contribute first mortgage loans to a securitization utilizing this shelf registration statement.

In addition to contributing first mortgage loans into CMBS securitization trusts, we also maintain the flexibility to keep such loans on our balance sheet, contribute loans into a collateralized loan obligation (CLO) or similar structure, sell participation interests or “b-notes” in our first mortgage loans or sell first mortgage loans as whole loans. Balance sheet loans that are refinanced by us into a new conduit first mortgage loan upon property stabilization and intended for securitization are re-underwritten and structured by our origination, underwriting and transaction management teams.

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

Regulatory Reform

The Dodd-Frank Act, which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a rule that went into effect December 2016 requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB under the Securities Act (“Regulation AB”); (iv) margin rules for swaps (including those used by securitizations) that will require the exchange of mark-to-market margin and possible initial margin; and (v) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.

The risk retention rule (“Risk Retention Rule”) took effect December 24, 2016 and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and, depending upon the party that will retain the risk, can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes) in which case the 5% retention is measured as 5% of the principal or notional amount of each class of securities issued; (ii) retention of a vertical slice of the risk (interests in each class of securities issued in connection with the securitization) in which case the 5% retention is to be based on fair market value of all the securities issued; or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by a sponsor (generally an issuer or certain mortgage loan originators) or, upon satisfaction of certain requirements, up to two third-party purchasers.

The Risk Retention Rule and other rules and regulations that have been adopted or may be adopted under the Dodd-Frank Act could alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization in general or discourage traditional issuers, underwriters, b-piece buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans.
Certain other recent and anticipated federal, state and municipal rules could also impact our business. These include (1) recent rules issued by the U.S. Commodity and Futures Trading Commission (“CFTC”) regarding commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) registration and compliance obligations, (2) recent regulatory, reporting and compliance requirements applicable to swap dealers, security based swaps dealers and major swap participants under the Dodd-Frank Act, (3) recent Dodd-Frank Act regulations on derivative transactions, (4) changes to bank capital rules proposed by international regulators under the Fundamental Review of Trading Book (“FRTB”), which could require certain banks to maintain higher levels of capital when trading in securitization positions, (5) changes in capital requirements announced by the Basel Committee on Banking Supervision, and (6) requirements of certain states and municipalities, such as California and New York City, that require placement agents who solicit funds from the retirement and public pension systems to register as lobbyists. Although some of the rules may not affect us directly, the rules may affect issuers that sponsor securitizations in which we may sell commercial mortgage loans thereby potentially affecting the structure and/or profitability of this part of our business. Because some of the rules are not yet final or are in the process of being implemented, the full effect of the rules may not be known for some time. In addition, the SEC and other agencies continue to generate new rules. See also “Risk factors-Risks related to regulatory and compliance matters” and “Risk Factors-Risks related to hedging.”

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

Regulation as an Investment Adviser

We conduct investment advisory activities in the United States through our subsidiary, Ladder Capital Asset Management LLC (“LCAM”), which is regulated by the SEC as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). A registered investment adviser is subject to U.S. federal and state laws and regulations primarily intended to benefit its clients. These laws and regulations include requirements relating to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, record keeping and reporting requirements, disclosure requirements, custody arrangements, limitations on agency cross and principal transactions between an investment adviser and its advisory clients and general anti-fraud prohibitions. In addition, these laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from conducting our advisory activities in the event we fail to comply with those laws and regulations. Sanctions that may be imposed for a failure to comply with applicable legal requirements include the suspension of individual employees, limitations on our engaging in various advisory activities for specified periods of time, disgorgement, the revocation of registrations, and other censures and fines.

We may become subject to additional regulatory and compliance burdens as our investment adviser subsidiary expands its product offerings and investment platform. For example, our investment adviser is currently an investment adviser to a mutual fund registered under the Investment Company Act. The mutual fund and our subsidiary that serves as its investment adviser are subject to regulation under the Investment Company Act and the rules thereunder, which, among other things, govern the relationship between a mutual fund and its investment adviser and prohibit or severely restrict principal transactions and joint transactions and regulate the fees our subsidiary may earn from the mutual fund. This additional regulation could increase our compliance costs and create the potential for additional liabilities and penalties.

The SEC and its staff continue to engage in various initiatives that may change the regulations governing our investment adviser subsidiary and its clients, particularly the mutual fund. In 2016, the SEC adopted a rule governing the liquidity requirements applicable to mutual funds. We may incur additional expense in connection with ensuring the mutual fund complies with the new rule, which is expected to become effective in 2018.

In 2016, the Department of Labor adopted a new regulation defining the term “fiduciary” for purposes of the fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the prohibited transaction excise tax provisions of the IRS. It is anticipated that the rule will create compliance and operational challenges for companies that distribute investment products and may make it more difficult for our investment adviser to raise capital for clients that it manages.

Regulation as a Broker-Dealer

We have a subsidiary, Ladder Capital Securities LLC, that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. Violations of these regulations can result in the revocation of its broker-dealer license (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. The subsidiary also may be required to maintain certain minimum net capital. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. As of December 31, 2016, Ladder Capital Securities LLC was in compliance with the minimum net capital requirements.

Regulation as a Captive Insurance Company

We maintain a captive insurance company, Tuebor to provide coverage previously self insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. It is regulated by the state of Michigan and is subject to regulations that cover all aspects of its business. Violations of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The subsidiary is also subject to insurance laws of states other than Michigan (i.e., states where the insureds are located). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”

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

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

We are organized as a holding company and conduct our businesses primarily through our majority-owned subsidiaries (including any series thereof). We intend to conduct our operations so that we do not come within the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act because less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities.” We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily, hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities. Rather, we will be engaged primarily in the business of holding securities of our majority-owned subsidiaries (including any series thereof).

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2016, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2016, we employed 69 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

We expect to distribute certain of the first mortgage loans that we originate through securitizations and, upon completion of a securitization, we will recognize certain non-interest revenues which will be included in total other income on our combined consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, pricing, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. Although due to potential changes resulting from the risk retention rules required by the Dodd-Frank Act described elsewhere in this Annual Report, Ladder may potentially be required to defer income over the life of the securitization, thereby reducing such volatility in earnings, as a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

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

As an “emerging growth company” under the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements.

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

The requirements of being a public company, particularly after we are no longer an “emerging growth company,” may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, and particularly after we cease to be an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses to comply with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our financial condition. As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act and the New York Stock Exchange (“NYSE”) rules. The requirements of these rules and regulations can be onerous and expensive and make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Furthermore, because of our relative inexperience in operating as a public company, we might not be successful in implementing these requirements.

In addition, after we are no longer an “emerging growth company,” we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, when applicable to us. If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if significant deficiencies in our internal control over financial reporting are identified, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties and could harm our business and our reputation.

Ladder Capital relies on the efficacy of its cybersecurity policies and processes in order to protect its data assets from cyberattacks and intrusions, including computer viruses, adware, phishing, and unauthorized persons accessing our data assets internally or externally. The rise of high profile security breaches by hackers, foreign governments, and other malicious actors indicates an increased risk of a security breach or IT disruption. We store sensitive data, including our proprietary business information and that of our borrowers, clients and other counterparties, and confidential employee information, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While we conduct due diligence on our vendors, no due diligence is infallible and any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims, regulatory investigations or other proceedings, disrupt our operations, damage our reputation, subject us to considerable remediation expenses and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Market Risks Related to Real Estate Securities and Loans

We have a concentration of investments in the real estate sector and may have concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

We operate in the commercial real estate sector. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

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

The Federal Reserve recently raised rates and has indicated an intention to continue raising rates in the near future. Further increases in interest rates could result in us having lower revenue or profitability. Demand for mortgages could be negatively impacted by rising interest rates.

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

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the U.S. and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, known as Brexit. The implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the U.S. elected a new president and the implications of a new presidential administration are unclear at present.

These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Commercial mortgage loans and the commercial mortgage loans underlying the securities in which we may invest are subject to the ability of the commercial property owner to generate net income from operating the property (and not the independent income or assets of the borrower). Any reductions in net operating income (“NOI”) increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

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

Some of our loans may be participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

Our investments in subordinate loans, subordinate participation interests in loans and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these interests.

We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate rated and/or unrated CMBS (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions under new rules, which took effect in December 2016). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan and our legal costs. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a loan to us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

If a borrower defaults on our mezzanine loan, subordinate loan or debt senior to any loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine and subordinate loans may have higher loan-to-value ratios than first mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans or subordinate loans would result in operating losses for us.

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

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We may, in the future, take a larger role in multi-asset securitizations of mortgage loans, including as an issuer. We also occasionally, and may in the future, act as a co-manager and/or co-underwriter in the securitizations in which we participate. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; and (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead a single-asset or multi-asset securitization as an issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

As a result of the dislocation of the credit markets during the last recession, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (a) a rule that took effect December 24, 2016 (the “Risk Retention Rule”) requiring that either (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued or (ii) the sponsor or certain third-party purchasers (each, a “B Piece Buyer”) retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for third-party purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of the subordinate tranches; (b) requirements for additional disclosure; (c) requirements for additional review and reporting (including revisions to Regulation AB); (d) requirements that the chief executive officer (“CEO”) of an issuer file with the SEC an individual certificate attesting to certain matters, as described below; and (e) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.

The Risk Retention Rule can be satisfied by: (i) retention of a horizontal tranche (i.e., in one or more subordinate classes); (ii) retention of a vertical security or interest in each class of securities issued in connection with the securitization; or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a B Piece Buyer. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will be generally illiquid. As a result of the Risk Retention Rule, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the Risk Retention Rule may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

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

Historically, when we have served as issuer in connection with a securitization, the offering has been a private offering. In the future, we may elect to serve as issuer of a securitization involving a public offering, which we would conduct pursuant to a registration statement filed with the SEC by our subsidiary Ladder Capital Commercial Mortgage Securities LLC. Maintaining a registration statement and acting as an issuer in connection with securitizations will expose us to potential liability under various securities laws and will impose ongoing reporting and other obligations, many of which are more extensive than the potential liabilities and obligations we incur when we act as issuer in a private offering or when we sell loans into another issuer’s publicly offered securitization. In addition to the CEO certification referenced above, certain individuals associated with the issuer entity would be obligated to sign the registration statement and be exposed to liability under various securities laws. We would likely be obligated to indemnify such individuals.

Prior to any securitization, we generally finance mortgage loans with relatively short-term facilities until a sufficient portfolio is accumulated. We are subject to the risk that we will not be able to originate or acquire sufficient eligible assets to maximize the efficiency of a securitization. We also bear the risk that, upon expiration of a short-term facility, we might not be able to renew such short-term facility or obtain a new short-term facility. Our inability to refinance any short-term facility would also increase our risk because borrowings thereunder would likely be recourse to us or one of our subsidiaries. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

We may sponsor, or purchase the equity securities of collateralized loan obligations, or CLOs, and such instruments involve significant risks, including that CLO equity receives distributions from the CLO only if the CLO generates enough income to first pay all debt service obligations to the investors holding senior tranches and all CLO expenses.

In CLOs, investors purchase specific tranches, or slices, of debt or equity instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The equity interests in a CLO are the most subordinate interests and are usually entitled to all of the income generated by pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses.  Defaults on the pool of loans therefore immediately affect the equity tranche. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate and equity tranches, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

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

Because of the requirements of the Risk Retention Rule, if we purchase a horizontal subordinate strip of a CLO to satisfy the Risk Retention Rule, we would not be able to dispose of that portion of the equity interests during the required risk retention period, which may increase our risk of loss.

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

Some of our investments may be rated by one or more of Moody’s, Fitch, Standard & Poor’s, Realpoint, Dominion Bond Rating Service, Morningstar Credit Ratings, Kroll Bond Ratings or other credit rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot be assured that any such ratings will not be changed or withdrawn by a credit rating agency in the future if, in its judgment, circumstances warrant. If credit rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Our ability to collect upon mortgage loans may be limited by the application of state laws.

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

The effective subordination of our Notes, or other similar debt securities that we may issue in the future, may limit our ability to meet all of our debt service obligations.

Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2016, we had $2.8 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.

Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary's creditors, including trade creditors and preferred equity holders. As of December 31, 2016, our subsidiaries had approximately $4.0 billion of indebtedness and other liabilities outstanding and no preferred equity.

The indenture governing our Notes contains restrictive covenants that may limit our ability to expand or fully pursue our business strategies.

The indentures governing our Notes contain financial and operating covenants that, among other things, may limit our ability to take specific actions, even if we believe them to be in our best interest and require us to, among other things, maintain at all times a specified ratio of indebtedness to equity. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events.

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

Despite our substantial outstanding indebtedness, we may still incur significantly more indebtedness in the future, which would exacerbate any or all of the risks described herein.

We may incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness do limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described herein, including our inability to meet all of our debt service obligations, would be exacerbated.

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

The Dodd-Frank Act will result in additional regulation by the SEC, the CFTC and LCS’ other regulators. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. LCS will also be affected by rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that have recently gone into effect and require that any person who organizes or initiates an asset-backed security transaction to retain a portion (at least 5%) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules prohibiting securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The rules exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.

Our subsidiary LCAM that is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently is an investment adviser to a mutual fund registered under the Investment Company Act, which subjects LCAM to regulation under the Investment Company Act, including with respect to the fees our subsidiary earns from the fund and the ability of the mutual fund to enter into principal transactions or joint transactions with us and our affiliates. Non-compliance with the Advisers Act, the Investment Company Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

If our subsidiary that is regulated as a registered investment adviser is unable to successfully negotiate the terms of its management fees, our results of operations could be negatively impacted.

Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially receive additional fees and compensation, which would materially reduce our revenue and cash flow from our asset management business and adversely affect our financial condition. Regulations adopted by the Department of Labor in 2016 are anticipated to create compliance and operational challenges for companies that distribute investment products and may make it more difficult for our investment adviser subsidiary to raise capital for clients that it manages.

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

The advisory contracts our investment adviser subsidiary enters into with clients provide investors or, in some cases, the independent directors of the clients with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty or to remove our subsidiary as a fund’s investment adviser (or equivalent). The investment advisory agreement with our registered investment company client is required, after an initial two year term, to be renewed and approved annually by the fund’s boards of directors, a majority of whom are independent from the Company.

The historical returns attributable to the accounts and investment vehicles currently or formerly managed by our asset management business are not indicative of the future results of the accounts and investment vehicles managed by this business, our future results or the performance of our Class A common stock.

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

The Advisers Act requires that any investment management agreements be terminated upon an “assignment” without investor consent. Such “assignment” may be deemed to occur in the event such adviser experiences a direct or indirect change of control (at the Company level). The Investment Company Act has a similar requirement, except that a majority of the fund’s independent directors also must consent. Termination of these agreements would cause us to lose the fees we earn from such account or fund.

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
FHLB advances amounted to 42.1% of the Company’s outstanding debt obligations as of December 31, 2016.  The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year transition period and it has multiple, diverse funding sources for financing its portfolio in the future.  In the latter stages of the five-year transition period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available.  In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
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

It is uncertain how regulatory trends will be affected by the new presidential administration. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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

There can be no assurance that the laws and regulations governing the Investment Company Act exemptions and exclusions described above will not change in a manner that adversely affects our operations, including the SEC or its staff providing more specific or different guidance regarding Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exclusion and whether companies that are engaged in the business of acquiring mortgages and mortgage-related instruments should be regulated in a manner similar to investment companies. If we or our subsidiaries (including any series thereof) fail to maintain an exemption from registration under the Investment Company Act, we could, among other things, be required to: (i) change the manner in which we conduct our operations to avoid being required to register as an investment company; (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (iii) register as an investment company, any of which could negatively affect our financial results, the sustainability of our business model, or the value of our securities.

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
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable U.S. Department of the Treasury (the “Treasury”) regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

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
Regulations that have been adopted in the U.S. (under the Dodd-Frank Act) and that have begun to phase in will impose mandatory margin requirements on uncleared swaps that could be needed to execute our hedging strategy.  Similar rules have been adopted in Europe and have either been proposed or adopted in other jurisdictions where our dealer counterparties may be located. These rules impose obligations on many derivatives market participants to collect and post “variation margin” in connection with over-the-counter derivatives and, on a smaller group of market participants, to also collect and post “initial margin.” The potential impact on us will depend on the impact on the interdealer hedging market (which may affect the pricing we can obtain from dealers) and whether one or both of these requirements will apply to our derivatives counterparties when transacting with us. The rules began to go into effect in the interdealer market in September 2016 and variation margin requirements are expected to go into effect with respect to our swaps in March 2017. The rules and proposals are intended to provide that the margin requirements for parties subject to “initial margin” requirements would be higher than the margin requirements for similar cleared derivatives.
Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition. In addition, the failure to satisfy a margin call may result in the liquidation of all or a portion of the relevant hedge transactions. The implementation of the new margin rules for uncleared over-the-counter derivatives could also increase the cost to us of using these products.
Changes in the regulatory environment for derivatives could adversely affect our hedging activities.

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
Additional non-U.S. regulations governing derivative transactions and market participants are also expected. In the U.S., the situation is less certain as the Dodd-Frank Act requires U.S. regulators to finalize certain regulations that have not yet been adopted but the new presidential administration and Republicans in Congress have indicated that they intend to roll back some or all of the regulations previously adopted. The legislation and new regulations could increase the short- and long-term operational and transactional cost of derivatives contracts and also affect the number and/or creditworthiness of available hedge counterparties. Reductions in regulation in the U.S. also may impose short-term adjustment costs.

Risks Related to Our Organization and Structure

Our only material asset is our interest in each Series of LCFH and we are accordingly dependent upon distributions from such Series of LCFH to pay dividends, taxes and other expenses.

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as the general partner of Series TRS. We have no independent means of generating revenue. We expect each Series of LCFH to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement with the Continuing LCFH Limited Partners (the “Tax Receivable Agreement”), and to cover dividends declared by us. To the extent that we need funds, and LCFH is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. Please see Note 1 to our combined consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report for a description of our capital structure.

We are controlled by the pre-IPO investors in LCFH, whose interests may differ from those of our public shareholders and holders of the Notes.

Certain existing owners of LCFH, who own Series Units and received shares of our Class B common stock as of the completion of our IPO (such owners, the “Continuing LCFH Limited Partners”), and certain of LCFH’s pre-IPO investors, who received shares of our Class A common stock in lieu of any or all Series Units and shares of our Class B common stock that would otherwise have been issued to such existing investors in the Reorganization Transactions as described elsewhere in this Annual Report (such investors, the “Exchanging Existing Owners” and, together with the Continuing LCFH Limited Partners, the “Pre-IPO LCFH Investors”), control 62.2% of the combined voting power of our Class A and Class B common stock.

Accordingly, the Pre-IPO LCFH Investors thereby control our management and affairs. In addition, they will be able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company.

In addition, the Continuing LCFH Limited Partners own 34.7% of the Series Units. Because they hold their economic ownership interest in our business through LCFH, rather than through the public company, they may have conflicting interests with holders of our Class A common stock. For example, the Continuing LCFH Limited Partners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Transactions and Director Independence—Tax Receivable Agreement” set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2017, and is incorporated herein by reference.

We may be required to pay certain existing unitholders of LCFH Series TRS for certain tax benefits we may claim arising in connection with future exchanges of Series TRS LP Units under the Third Amended and Restated Limited Liability Limited Partnership Agreement of LCFH, as amended (the “LLLP Agreement”), which payments could be substantial.

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

There may be a negative effect on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and/or (ii) distributions to LC TRS I LLC by LCFH Series TRS are not sufficient to permit us to make payments under the Tax Receivable Agreement after it has paid its taxes and other obligations. For example, were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to taxable income of LCFH Series TRS, the existing unitholders of LCFH Series TRS will not reimburse us for any payments that may previously have been made under the Tax Receivable Agreement, except that excess payments made to an existing unitholder will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the existing unitholders of LCFH Series TRS under the Tax Receivable Agreement in excess of our ultimate cash tax savings. In addition, the payments under the Tax Receivable Agreement are not conditioned upon any recipient’s continued ownership of interests in us or LCFH Series TRS. A Continuing LCFH Limited Partner that exchanges its Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for our Class A common stock will receive payments under the Tax Receivable Agreement until such time that it validly assigns or otherwise transfers its right to receive such payments.

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

To maintain our qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly cash distributions to our shareholders out of legally available funds therefor. Our intended dividend policy as a REIT will be to pay quarterly distributions either in cash or stock which, on an annual basis, will equal all or substantially all of our net taxable income. We have not, however, established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification, restrictions on making distributions under Delaware law and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future and our board of directors may change our distribution policy in the future. We believe that a change in any one of the following factors, among others, could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

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

To qualify for taxation as a REIT effective for the year ended December 31, 2015, we were required to distribute to our shareholders our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 (the “E&P Distribution”). To satisfy this requirement, on November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 15 to our combined consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

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
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury. According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. Any such changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. We also rent regional offices at 10250 Constellation Boulevard, Suite 260, Los Angeles, California, 90067 and 433 Plaza Real, Suite 275, Boca Raton, Florida, 33432.

We own a portfolio of commercial real estate properties which are included in our real estate business segment. As of December 31, 2016, we owned 115 single tenant net leased properties with an aggregate book value of $543.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2016, our net leased properties comprised a total of 4.1 million square feet and had a 100% occupancy rate, an average age since construction of 8.4 years and a weighted average remaining lease term of 14.1 years. Given the long term nature and single tenant occupancy of the net leased properties, there are no rent concessions or abatements on these properties. We generally originate senior secured mortgage loans on our net leased properties, and many of these mortgage loans have subsequently been securitized and are included as non-recourse mortgage loan financing in debt obligations on our combined consolidated balance sheets at December 31, 2016.

In addition, as of December 31, 2016, we owned 31 other properties with an aggregate book value of $239.5 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $92.9 million, a portfolio of four office buildings in St. Paul, MN with a book value of $54.7 million, an office building in Ewing, NJ with a book value of $30.8 million, a portfolio of seven office buildings in Richmond, VA with a book value of $17.1 million, a 13-story office building in Oakland County, MI with a book value of $10.4 million, a two-story office building in Grand Rapids, MI with a book value of $9.1 million and a warehouse in Grand Rapids, MI with a book value of $5.8 million. We also own a two-story office building in Wayne, NJ with a book value of $9.1 million, a shopping center in Carmel, NY with a book value of $6.8 million and an office building in Peoria, IL with a book value of $2.9 million.

In addition, as of December 31, 2016, we owned 59 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $16.7 million through a consolidated joint venture with an operating partner and 88 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $22.4 million. The remaining Veer units we hold were 32.3% leased and occupied as of December 31, 2016 and the remaining Terrazas units we hold were 80.9% leased and occupied as of December 31, 2016. As of December 31, 2016, 10 condominium units were under contract for sale at Veer Towers with a book value of $3.5 million and 10 condominium units were under contract for sale at Terrazas with a book value of $2.2 million. The condominium units are included in our real estate business segment. Depending on market conditions for new leases and renewals in this residential inventory, we may provide tenants rent concessions or abatements. We intend to sell the entire inventory of units over time. We are leasing the units currently under short-term leases (less than two-year terms) to offset operating expenses during our sales process, and therefore, any rent concessions or abatements would have no material impact on our operations.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of December 31, 2016 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Lease
Springfield, IL	11/16/16	$1,322	2016	6/30/31	9,026	$1,402	$—	$1,402	$96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,941	—	6,941	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,273	—	1,273	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,224	—	1,224	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,324	—	1,324	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,214	—	1,214	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,457	—	1,457	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,358	1,016	342	94	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,175	—	1,175	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,283	—	1,283	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,312	—	1,312	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,412	—	1,412	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,380	—	1,380	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,257	945	312	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,131	886	245	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	1,028	782	246	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,242	959	283	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,217	922	295	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,372	1,045	327	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,521	1,139	382	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,462	1,137	325	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,362	1,049	313	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,201	954	247	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,432	1,089	343	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,233	840	393	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,174	775	399	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,193	821	372	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,809	7,993	3,816	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,363	900	463	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,379	3,643	1,736	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	13,007	8,845	4,162	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,254	821	433	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,143	789	354	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,102	742	360	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,354	907	447	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,127	742	385	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,249	934	315	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,366	1,004	362	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,109	825	284	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,167	863	304	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,070	707	363	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,184	769	415	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,260	815	445	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,739	4,703	2,036	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,224	821	403	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,208	821	387	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	9,023	6,528	2,495	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,143	792	351	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,320	869	451	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,239	859	380	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,191	825	366	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	1,032	697	335	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,383	911	472	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,071	720	351	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	951	631	320	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,145	778	367	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,126	746	380	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,099	732	367	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,214	784	430	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,084	719	365	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,182	803	379	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	909	653	256	69	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	11,459	8,890	2,569	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,052	4,593	1,459	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,924	3,732	1,192	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,095	3,844	1,251	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	27,065	18,731	8,334	1,475	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,244	899	345	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,061	773	288	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	1,000	727	273	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,189	5,705	2,484	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,453	6,456	1,997	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,674	2,810	864	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,948	12,874	4,074	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,513	11,743	3,770	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,156	8,392	2,764	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,138	7,824	2,314	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,965	7,610	2,355	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,373	7,151	2,222	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,294	5,128	3,166	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,089	3,084	1,005	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,973	3,930	1,043	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,242	2,494	748	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	30,185	22,847	7,338	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,721	5,689	2,032	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,983	2,985	998	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,478	3,229	1,249	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,597	3,301	1,296	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,172	2,931	1,241	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,359	3,860	1,499	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,691	3,431	1,260	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,165	4,582	1,583	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,091	3,837	1,254	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,498	3,081	1,417	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,213	4,801	1,412	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	24,739	19,046	5,693	2,152	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	18,851	13,971	4,880	1,616	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	16,787	12,553	4,234	1,452	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	16,569	11,672	4,897	1,350	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	14,570	10,952	3,618	1,267	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,116	4,752	1,364	611	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,026	821	205	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,087	797	290	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	868	717	151	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,537	3,424	1,113	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,764	5,322	1,442	596	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,756	5,177	1,579	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	6,046	4,616	1,430	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,569	11,135	1,434	1,065	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,483	2,701	782	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,322	3,090	1,232	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,859	3,474	1,385	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,673	3,264	1,409	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,092	2,928	1,164	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,066	2,901	1,165	362	100.0%
Total Net Lease		588,898			4,125,705	543,646	385,327	158,319	39,354

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Other
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	2,853	—	2,853	1,921	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	30,755	21,856	8,899	3,217	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,837	—	6,837	619	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	9,062	6,670	2,392	1,100	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	9,145	7,239	1,906	825	97.0%	(5)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,786	4,928	858	539	97.0%	(5)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	54,667	48,446	6,221	12,280	97.0%	(5)(6)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	17,108	15,803	1,305	2,689	77.5%	(5)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	92,899	88,090	4,809	11,032	77.5%	(5)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	10,411	11,747	(1,336)	3,140	90.0%	(5)
Total Other		284,632			2,918,519	239,523	204,779	34,744	37,362
Condominium
Miami, FL	11/21/13	80,000	2010		101,361	22,447	—	22,447	2,182	100.0%	(7)
Las Vegas, NV	12/20/12	119,000	2006		54,276	16,722	—	16,722	788	98.8%	(5)(8)
Total Condominium		199,000			155,637	39,169	—	39,169	2,970
Total		$1,072,530			7,199,861	$822,338	$590,106	$232,232	$79,686

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2016. Operating lease income on the combined consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	See Note 12 for further information regarding noncontrolling interests.

(6)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of December 31, 2016.

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

Class A Common Stock

The following table sets forth the quarterly high, low and closing price per share of Class A common stock, reported on the NYSE, with respect to the periods indicated:

Period	High	Low	Close

2016
First Quarter	$12.88	$8.64	$12.45
Second Quarter	13.01	11.29	12.20
Third Quarter	13.87	11.57	13.24
Fourth Quarter	15.53	12.14	13.72

2015
First Quarter	$20.00	$17.61	$18.51
Second Quarter	18.64	16.61	17.35
Third Quarter	17.59	14.21	14.32
Fourth Quarter	15.27	11.59	12.42

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460	(1)
Total	$1.285

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450	(2)
Total	$2.225

(1)         On December 1, 2016, our board of directors approved the fourth quarter 2016 dividend of $0.46 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $20.8 million.

(2)         On November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement and our one time E&P Distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $15.5 million.

Please see Note 11 to our combined consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report for the tax treatment for our aggregate distributions per share.

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

On March 1, 2016, we announced that our board of directors declared a quarterly cash dividend of $0.275 per share of Class A common stock, which was paid on April 1, 2016, to shareholders of record as of the close of business on March 10, 2016.

On June 1, 2016, we announced that our board of directors declared a quarterly cash dividend of $0.275 per share of Class A common stock, which was paid on July 1, 2016, to shareholders of record as of the close of business on June 13, 2016.

On September 1, 2016, we announced that our board of directors declared a quarterly cash dividend of $0.275 per share of Class A common stock, which was paid on October 3, 2016, to shareholders of record as of the close of business on September 12, 2016.

On December 2, 2016, our board of directors declared a fourth quarter 2016 dividend of $0.46 per share of Class A common stock. The dividend was paid in a combination of cash and stock on January 24, 2017 to shareholders of record as of the close of business on December 27, 2016.

The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2016 dividend was determined based on shareholder elections and the volume weighted average price of $14.06 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 12, 2017, the date that election forms were due. Shares of Class A common stock distributed as part of Ladder’s fourth quarter 2016 dividend shall accrue dividend and other benefits together with all other shares of Ladder’s Class A common stock.

On January 24, 2017, we paid an aggregate of $20.8 million in cash to our Class A shareholders, accrued for dividends payable on unvested restricted stock of $0.7 million and issued 815,819 shares of our Class A common stock, equivalent to $11.5 million, in connection with the fourth quarter 2016 dividend of $0.46 per share. In connection with the dividend, we also issued 432,314 shares of our Class B common stock and each of Series REIT and Series TRS of LCFH, issued 1,248,133 Series LP units corresponding to these Class A and Class B shares.

Holders

On February 23, 2017, the Company had 32 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 23, 2017 was $14.17.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the year ended December 31, 2016 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2016 - January 31, 2016	—	$—	—	$49,006
February 1, 2016 - February 29, 2016	149,388	10.56	149,388	47,428
March 1, 2016 - March 31, 2016	274,929	11.18	274,929	44,353
April 1, 2016 - April 30, 2016	—	—	—	44,353
May 1, 2016 - May 31, 2016	—	—	—	44,353
June 1, 2016 - June 30, 2016	—	—	—	44,353
July 1, 2016 - July 31, 2016	—	—	—	44,353
August 1, 2016 - August 31, 2016	—	—	—	44,353
September 1, 2016 - September 30, 2016	—	—	—	44,353
October 1, 2016 - October 31, 2016	—	—	—	44,353
November 1, 2016 - November 30, 2016	—	—	—	44,353
December 1, 2016 - December 31, 2016	—	—	—	44,353
Total	424,317	$10.96	424,317	$44,353

(1)         The total number of shares repurchased includes shares purchased pursuant to the plan described in footnote (2) below.
(2)         In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s common stock from time to time.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2016, 10,521,149 Series REIT LP Units and 10,521,149 Series TRS LP Units were collectively exchanged for 10,521,149 shares of Class A common stock and 10,521,149 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2016, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	982,135	$15.03	3,641,035
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	982,135	$15.03	3,641,035

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

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period February 6, 2014 through December 31, 2016 to the Wells Fargo Commercial Mortgage REIT Index (“Commercial Mortgage REIT Index”) and the Standard & Poor’s Index (“S&P 500”). The closing price of the Company’s Class A common stock on February 6, 2014 (on which the graph is based) was $16.99. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Returns

Based upon initial investment of $100 on February 6, 2014(1)

130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
50.00
Feb. 2014
Apr. 2014
Jul. 2014
Sep. 2014
Dec. 2014
Feb. 2015
May. 2015
Jul. 2015
Sep. 2015
Dec. 2015
Feb. 2016
May. 2016
Jul. 2016
Oct. 2016
Dec. 2016
LADR
Commercial Mortgage REIT Index
S&P 500 Index

	Ladder Capital Corp	Commercial Mortgage REIT Index	S&P 500 Index

February 6, 2014	$100.00	$100.00	$100.00
December 31, 2014	$115.42	$97.61	$116.10
December 31, 2015	$73.10	$82.54	$115.25
December 31, 2016	$80.75	$84.21	$126.24

(1)         Dividend reinvestment is assumed at quarter end.

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

The following table sets forth selected financial data on a combined consolidated basis for the Company. The combined consolidated selected operating and balance sheet data of the Company as of December 31, 2016, 2015, 2014, 2013 and 2012, and for the years then ended have been derived from the Company’s financial statements for the respective periods. ($ in thousands, except per share and dividend data)

	Year Ended December 31,
	2016	2015	2014	2013	2012

Operating Data:
Interest income	$236,372	$241,539	$187,325	$121,578	$136,198
Interest expense	120,827	113,303	77,574	48,745	36,440
Net interest income	115,545	128,236	109,751	72,833	99,758
Provision for loan losses	(300)	(600)	(600)	(600)	(449)
Net interest income after provision for loan losses	115,245	127,636	109,151	72,233	99,309
Total other income	163,312	201,221	189,166	241,705	148,994
Total costs and expenses	158,517	168,166	174,086	121,475	76,265
Income before taxes	120,040	160,691	124,231	192,463	172,038
Tax expense	6,320	14,557	26,605	3,730	2,584
Net income	113,720	146,134	97,626	188,733	169,454
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	138	(1,568)	370	1,098	49
Net income of combined Class A Common shareholders and predecessor unit holders	$113,858	$144,566	$97,996	$189,831	$169,503
Net (income) loss attributed to predecessor unit holders	—	—	12,628
Net (income) loss attributed to noncontrolling interest in operating partnership	(47,131)	(70,745)	(66,437)
Net income attributed to Class A common shareholders	$66,727	$73,821	$44,187

Earnings per share:
Basic	$1.08	$1.43	$0.90
Diluted	$1.06	$1.42	$0.86
Weighted average shares outstanding:
Basic	61,998,089	51,702,188	49,296,417
Diluted	107,638,788	51,870,808	97,583,310

Dividends per share of Class A common stock	$1.285	2.225	$—

	Year Ended December 31,
	2016	2015	2014	2013	2012

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$409,147	$40,588	$208,672	$475,082	$(116,007)
Investing activities	(25,414)	(29,847)	(2,369,464)	(1,081,868)	288,106
Financing activities	(448,077)	22,000	2,158,268	640,349	(211,272)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$44,615	$108,959	$76,218	$78,742	$45,179
Mortgage loan receivables	2,353,977	2,310,409	1,939,008	979,568	949,651
Real estate securities	2,100,947	2,407,217	2,815,566	1,657,246	1,125,562
Real estate and related lease intangibles, net	822,338	834,779	768,986	624,219	380,022
Total assets	5,578,337	5,895,212	5,814,235	3,482,216	2,620,351
Total debt outstanding	3,942,138	4,274,723	4,182,954	2,208,041	1,478,913
Total liabilities	4,068,783	4,403,804	4,309,028	2,296,983	1,522,081
Total shareholders’ equity (partners’ capital)	971,390	828,215	785,432	1,176,397	1,097,688
Total noncontrolling interest in operating partnership	533,246	657,380	711,674	—	—
Total noncontrolling interest in consolidated joint ventures	4,918	5,813	8,101	8,837	582
Total equity (capital)	1,509,555	1,491,408	1,505,207	1,185,234	1,098,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the combined consolidated financial statements and the related notes of Ladder Capital Corp included within this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” within this Annual Report and “Risk Factors” within this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within this Annual Report.

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

Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to December 31, 2016.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

Investment overview

Investment activity in the year ended December 31, 2016 focused on loan and security activities. We originated and funded $2.1 billion in principal value of commercial mortgage loans, which was offset by $1.4 billion of sales and $651.7 million of principal repayments in the year ended December 31, 2016. We acquired $977.5 million of new securities, which was offset by $539.3 million of sales and $684.1 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $306.3 million. We also invested $62.5 million in real estate and received proceeds from the sale of real estate of $66.5 million.

Investment activity in the year ended December 31, 2015 focused on loan originations and securities investments. We originated and funded $3.6 billion in principal value of commercial mortgage loans in the year ended December 31, 2015. We acquired $725.9 million of new securities, which was offset by $845.7 million of sales and $186.9 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $408.3 million. We also invested $219.5 million in real estate and received proceeds from the sale of real estate of $172.1 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $66.7 million for the year ended December 31, 2016, compared to $73.8 million for the year ended December 31, 2015. The most significant drivers of the $7.1 million decrease are as follows:

•
a decrease in total other income (loss) of $37.9 million, primarily as a result of a decrease of $45.1 million in sales of loans, net, a $19.8 million decrease in profits on sale of real estate and a decrease of $16.3 million in realized gains on securities, partially offset by a $37.5 million increase in net results from derivative transactions and a $6.2 million increase in fee income; and

•
a decrease in total costs and expenses of $9.6 million compared to the prior year, primarily as a result of a $5.9 million decrease in real estate operating expenses and a $4.5 million decrease in operating expenses.

•
a decrease in net interest income of $12.7 million, primarily as a result of an increase in lower yielding mortgage loans receivable, available for sale, a decrease in higher yielding subordinated debt and mezzanine debt and a decrease in the weighted average coupon on mortgage loans receivable, available for sale portfolio year-over-year; and

•	a decrease in income tax expense (benefit) of $8.2 million compared to the prior year, primarily as a result of decreased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $158.2 million for the year ended December 31, 2016, compared to $191.5 million for the year ended December 31, 2015. The significant components of the $33.3 million decrease in Core Earnings are a decrease in total other income (loss) of $44.5 million, primarily as a result of a decrease of $46.3 million in sale of loans, net, a decrease of $19.8 million in sale of real estate, net and a decrease of $16.3 million in gain (loss) on securities, partially offset by an increase of $36.6 million in net results from derivative transactions and a decrease in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $236.4 million for the year ended December 31, 2016, compared to $241.5 million for the year ended December 31, 2015. The $5.1 million decrease in interest income was primarily attributable to the lower weighted average yield on new loans originated compared to the higher weighted average yield on loans that were securitized or paid off as well as lower average interest rates in 2016 compared to 2015.

Interest expense totaled $120.8 million for the year ended December 31, 2016, compared to $113.3 million for the year ended December 31, 2015. The $7.5 million increase in interest expense was primarily attributable to the increase in LIBOR rates throughout 2016. As of December 31, 2016, we had $1.5 billion of floating rate debt, or 38.0% of our total debt obligations, compared to $1.3 billion of floating rate debt, or 31.4% of our total debt obligations as of December 31, 2015. The increase of $153.7 million of floating rate debt was primarily due to a $282.3 million increase in FHLB floating rate debt and a $25.0 million increase in our revolving credit facility, partially offset by a decrease in amounts due pursuant to repurchase agreements. The increase in percentage of floating rate debt is due both to an increase in floating rate debt as discussed above, as well as a $479.0 million decrease in FHLB fixed rate debt and a $55.7 million decrease in our senior unsecured notes, partially offset by an increase in mortgage loan financing.

Net interest income after provision for loan losses totaled $115.2 million for the year ended December 31, 2016, compared to $127.6 million for the year ended December 31, 2015. The $12.4 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $150.7 million for the year ended December 31, 2016, compared to $140.1 million for the year ended December 31, 2015. The $10.6 million increase in cost of funds was primarily attributable to the extension of FHLB borrowings at higher interest rates and an increase in hedging losses.

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

Interest spreads

As of December 31, 2016, the weighted average yield on our mortgage loan receivables was 6.7%, compared to 6.8% as of December 31, 2015 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of December 31, 2016, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.3%, compared to 2.4% as of December 31, 2015. The decrease in the rate on borrowings against our mortgage loan receivables was primarily due to the utilization of a higher proportion of lower-cost borrowings from the FHLB as of December 31, 2016 compared to December 31, 2015. As of December 31, 2016, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.3% of the carrying value of our mortgage loan receivables, compared to 46.3% as of December 31, 2015.

As of December 31, 2016, the weighted average yield on our real estate securities was 2.9%, compared to 2.8% as of December 31, 2015. As of December 31, 2016, the weighted average interest rate on borrowings against our real estate securities was 1.3%, compared to 1.0% as of December 31, 2015. The increase in the rate on borrowings against our real estate securities from December 31, 2015 to December 31, 2016 was primarily due to higher prevailing market borrowing rates as of December 31, 2016 versus December 31, 2015. As of December 31, 2016, we had outstanding borrowings secured by our real estate securities equal to 83.2% of the carrying value of our real estate securities, compared to 85.0% as of December 31, 2015.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2016 and 2015, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of December 31, 2016, we had outstanding borrowings secured by our real estate equal to 71.8% of the carrying value of our real estate, compared to 65.5% as of December 31, 2015.

Provision for loan losses

We had a $0.3 million and $0.6 million provision for loan losses for the years ended December 31, 2016 and 2015, respectively. We invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. As our loan portfolio grew and matured, the related risk as assets approached maturity and ultimately refinancing grew. During 2016, our loan portfolio was relatively stable in size and remaining duration and we discontinued building our reserve on a quarterly basis. We will continue to monitor our portfolio and provide for loan losses based on expected losses in the portfolio using industry based loss experience. As of December 31, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The borrower is currently in bankruptcy court, however, the Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans and pursue its legal remedies.

Operating lease income and tenant recoveries

Operating lease income totaled $77.3 million for the year ended December 31, 2016, compared to $80.5 million for the year ended December 31, 2015. The decrease of $3.2 million was primarily attributable to the sale of an office property in November 2015 as well as the sales of net lease and residential real estate in 2016 and 2015. Typically, office properties produce higher operating income compared to net lease properties.

Tenant recoveries totaled $6.0 million for the year ended December 31, 2016, compared to $9.9 million for the year ended December 31, 2015. The decrease of $3.9 million primarily reflects the sale of the office property mentioned in the previous paragraph as well as the sales of net lease and residential real estate in 2016 and 2015.

Sale of loans, net

Income from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $26.0 million for the year ended December 31, 2016, compared to $71.1 million for the year ended December 31, 2015, a decrease of $45.1 million. In the year ended December 31, 2016, we participated in six separate securitization transactions, selling 104 loans with an aggregate outstanding principal balance of $1.3 billion. In the year ended December 31, 2015, we participated in ten separate securitization transactions, selling 210 loans with an aggregate outstanding principal balance of $2.6 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The increase in income from sales of securitized loans, net of hedging of $38.4 million for the year ended December 31, 2016 compared to $64.6 million for the year ended December 31, 2015 was due to a decline in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $7.7 million for the year ended December 31, 2016, compared to $24.0 million for the year ended December 31, 2015, a decrease of $16.3 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(4.7) million of that decrease. For the year ended December 31, 2016, we sold $539.3 million of securities, comprised of $538.1 million of CMBS and $1.2 million U.S. Agency Securities. For the year ended December 31, 2015, we sold $845.7 million of securities, comprised of $829.4 million of CMBS and $16.2 million U.S. Agency Securities. The decrease in sales of securities reflects lower transaction volume and lower profit margins in 2016 as compared to 2015.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a loss of $56,456 for the year ended December 31, 2016, compared to a loss of $1.2 million for the year ended December 31, 2015. The positive change of $1.2 million in unrealized gain (loss) on Agency interest-only securities was due to an increase in interest rates and amortization and sales of the portfolio during the year ended December 31, 2016.

Income from sales of real estate, net

For the year ended December 31, 2016, income from sales of real estate, net totaled $20.6 million, compared to $40.4 million for the year ended December 31, 2015. The decrease of $19.8 million was a result of the commercial real estate and residential condominium sales discussed below.

During the year ended December 31, 2016, we sold two single-tenant retail property resulting in a net gain on sale of $1.2 million. During the year ended December 31, 2015, we sold four single-tenant retail properties resulting in a net gain on sale of $2.6 million and one office building in Minneapolis, MN, resulting in a net gain on sale of $13.1 million.

During the year ended December 31, 2016, income from sales of residential condominiums totaled $19.4 million. We sold 73 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $15.1 million, and 65 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $4.3 million. During the year ended December 31, 2015, income from sales of residential condominiums totaled $23.5 million. We sold 88 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $16.5 million, and 99 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $7.0 million.

Fee and other income

Fee and other income totaled $21.4 million for the year ended December 31, 2016, compared to $15.2 million for the year ended December 31, 2015. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, dividend income on our investment in FHLB stock and the management of our institutional partnership and our managed account, both of which were terminated during 2015. The $6.2 million increase in fee and other income year-over-year was primarily due to a $3.3 million receivable from an indemnity counterparty, which is more fully discussed in Note 15, Income Taxes, an increase in exit fees, HOA fee income and dividend income on our investment in FHLB stock, partially offset by a decrease in management fees due to the termination of our institutional partnership and our managed account and lower origination fees due to lower origination volume in 2016.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $1.4 million for the year ended December 31, 2016, which was comprised of an unrealized gain of $4.2 million and a realized loss of $5.6 million, compared to a loss of $38.9 million which was comprised of an unrealized gain of $10.2 million and a realized loss of $49.1 million, for the year ended December 31, 2015, a positive change of $37.5 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2016 was primarily related to movement in interest rates during the year ended December 31, 2016. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.4 million for the year ended December 31, 2016 and 2015. Earnings from our investment in LCRIP I totaled $0.9 million for the year ended December 31, 2016, compared to $0.1 million for the year ended December 31, 2015. The increase of $0.8 million primarily reflects additional earnings from our investment in LCRIP I of $0.9 million recorded in 2016, predominately relating to prior years. Refer to “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies. LCRIP I held no loans as of December 31, 2016, as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake LLC totaled $1.0 million for the year ended December 31, 2016, compared to $0.8 million for the year ended December 31, 2015. Earnings (loss) from our investment in 24 Second Avenue totaled $(1.4) million for the year ended December 31, 2016, compared to $(0.6) million for the year ended December 31, 2015. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $1.4 million and $0.6 million in construction costs and pre-completion sales and marketing costs during the construction period for the years ended December 31, 2016 and 2015, respectively.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $5.4 million for the year ended December 31, 2016, compared to none for the year ended December 31, 2015. During the year ended December 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt, and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $64.3 million for the year ended December 31, 2016, compared to $61.6 million for the year ended December 31, 2015. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $2.7 million in compensation expense was attributable to the increase in equity based compensation expense in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to vesting of grants in the year ended December 31, 2016.

Operating expenses

Operating expenses totaled $20.6 million for the year ended December 31, 2016, compared to $25.1 million for the year ended December 31, 2015. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The decrease of $4.5 million represents REIT transaction costs incurred in 2015 and cost cutting initiatives in 2016.

Real estate operating expenses

Real estate operating expenses totaled $30.0 million for the year ended December 31, 2016, compared to $35.9 million for the year ended December 31, 2015. The decrease of $5.9 million in real estate operating expense was in part due to the increase in net lease properties, where expenses are paid directly by the tenant and the decrease in office and residential properties, where the operating expenses are incurred by the Company and reimbursed by the tenants.

Real estate acquisition costs

There were $0.6 million of real estate acquisition costs for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015. The decrease of $1.4 million in real estate acquisition costs was due to $62.5 million of real estate acquisitions during the year ended December 31, 2016, compared to $219.5 million of real estate acquisitions during the year ended December 31, 2015. On October 1, 2016, the Company early adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate generally do not meet the revised definition of a business and are treated as asset acquisitions rather than business combinations. Real estate acquisition costs are no longer expensed as incurred and will now be capitalized as a component of the cost of the assets acquired.

Fee expense

Fee expense totaled $3.7 million for the year ended December 31, 2016, compared to $4.5 million for the year ended December 31, 2015. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.8 million in fee expense was primarily attributable to the decrease in loan originations. There were $2.1 billion in principal value of commercial mortgage loans originated for the year ended December 31, 2016, compared to $3.6 billion for the year ended December 31, 2015.

Depreciation and amortization

Depreciation and amortization totaled $39.4 million for the year ended December 31, 2016, compared to $39.1 million for the year ended December 31, 2015. The $0.3 million increase in depreciation and amortization is attributable to a partial period of depreciation on 2016 acquisitions and a full period of depreciation on acquisitions made in 2015.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $6.3 million for the year ended December 31, 2016, compared to $14.6 million for the year ended December 31, 2015. The decrease of $8.2 million is primarily attributable to decreased income in our TRSs.

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

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.4 million for the year ended December 31, 2015, compared to $2.0 million for the year ended December 31, 2014. Earnings from our investment in LCRIP I totaled $0.1 million for the year ended December 31, 2015, compared to $1.1 million for the year ended December 31, 2014. The decrease of $1.0 million reflects a decrease in the number of loans held by LCRIP I in 2015 compared to 2014. LCRIP I held no loans as of December 31, 2015 as the last loan held by LCRIP I was repaid during the quarter ended June 30, 2015. LCRIP I will continue in existence until the fifth anniversary of the date of its closing, April 15, 2016. Earnings from our investment in Grace Lake LLC totaled $0.8 million for the year ended December 31, 2015, compared to $0.9 million for the year ended December 31, 2014. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.6) million for the year ended December 31, 2015, compared to none for the year ended December 31, 2014. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.6 million in upfront development costs.

Salaries and employee benefits

Salaries and employee benefits totaled $61.6 million for the year ended December 31, 2015, compared to $82.1 million for the year ended December 31, 2014. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity-based compensation and other employee benefits. The decrease of $20.5 million in compensation expense was attributable to the decrease in incentive compensation expense in the year ended December 31, 2015 compared the year ended December 31, 2014 due to reduced actual Net Revenues and loan/investment production in the year ended December 31, 2015.

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

Real estate operating expenses

Real estate operating expenses totaled $35.9 million for the year ended December 31, 2015, compared to $32.7 million for the year ended December 31, 2014. The increase of $3.2 million in real estate operating expenses was in part due to the acquisitions of office and residential real estate in 2014 and 2015. It also reflects additional operating expenses related to properties acquired during 2015 and a full period of operating expenses on properties acquired during 2014.

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

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including (1) cash and cash equivalents; (2) cash generated from operations; (3) borrowings under repurchase agreements; (4) principal repayments on investments including mortgage loans and securities; (5) borrowings under our credit agreement; (6) borrowings under our revolving credit facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of the Notes; and (11) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis.

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments; (2) the repayment of short-term and long-term borrowings and related interest; (3) the funding of our operating expenses; and (4) distributions to our equity investors to comply with the REIT distribution requirements and the terms of LCFH’s LLLP Agreement. We require short-term liquidity to fund loans that we originate and hold on our combined consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment. We have historically used the aforementioned funding sources to meet the operating and investment needs as they have arisen and have been able to do so by applying a rigorous approach to long and short-term cash and debt forecasting.

In addition, as a REIT, we are also required to make sufficient dividend payments to our shareholders (and equivalent distributions to the Continuing LCFH Limited Partners) in amounts at least sufficient to maintain out REIT status. We have obtained the Private Letter Ruling, pursuant to which we may elect to pay a portion of our dividends in stock, subject to a cash/stock election by our shareholders, to optimize our level of capital retention. Accordingly, our cash requirement to pay dividends to maintain REIT status could be substantially reduced at the discretion of the board.

A summary of our financial obligations is provided in Contractual Obligations. Except for the maturity of the 2017 Notes due October, 1, 2017, all our existing financial obligations are either extendable for one or more additional years at our discretion or are in the normal course of business (i.e., interest payments/loan funding obligations).

With respect to the 2017 Notes, after considering redemptions subsequent to year end, the remaining principal balance is $291.5 million as of February 24, 2017. To extinguish this debt, we plan to utilize a combination of some or all of the funding sources cited above. More specifically, in addition to the corporate cash balances we maintain at banks (typically $50 million to $100 million), we intend to execute a plan that will include a mix of (1) draws on our $143.0 million revolving credit facility; (2) net proceeds from the sales of securities in our $2.1 billion portfolio of highly liquid/highly rated CMBS and Agency securities, that can be converted to cash within three trading days in the ordinary course of business; (3) proceeds from potential capital markets transactions off of our existing shelf or in private transactions (e.g., corporate note obligations, equity, other instruments); (4) draws against repurchase facilities that hold eligible collateral with available capacity for additional draws; (5) proceeds from mortgage borrowings secured by our currently unencumbered real estate assets; and (6) other sources including cash flows from normal operations including loan and securities amortization, net rental and net interest income, net proceeds from securitizations, and other transactions. Accordingly, management believes the Company has the ability to meet its contractual obligations as they come due.

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

As of December 31, 2016, we had unrestricted cash and cash equivalents of $44.6 million, unencumbered loans of $692.4 million and unencumbered securities of $21.2 million.

To maintain our qualification as a REIT under the Code, we were required to distribute our accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 and we must annually distribute at least 90% of our taxable income. Consistent with the terms of the Private Letter Ruling, we paid our fourth quarter 2016 and 2015 dividends in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $349.9 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2016.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.0 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at December 31, 2016.

Cash and cash equivalents

We held unrestricted cash and cash equivalents of $44.6 million and $109.0 million at December 31, 2016 and 2015, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $409.1 million and $40.6 million during the years ended December 31, 2016 and 2015, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $368.6 million increase in cash generated from operations for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2016 and 2015 are set forth in the table below ($ in thousands):

	December 31, 2016	December 31, 2015

Committed loan facilities	$567,163	$704,149
Committed securities facility	228,317	161,887
Uncommitted securities facilities	311,705	394,719
Total repurchase agreements	1,107,185	1,260,755
Revolving credit facility	25,000	—
Mortgage loan financing	590,106	544,663
Borrowings from the FHLB	1,660,000	1,856,700
Senior unsecured notes	559,847	612,605
Total debt obligations	$3,942,138	$4,274,723

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $899.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of December 31, 2016 and 2015. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of December 31, 2016, the Company had $567.2 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. As of December 31, 2015, the Company had $704.1 million of borrowings outstanding, with an additional $780.9 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2016 and 2015.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2016, the Company had $228.3 million of borrowings outstanding, with an additional $171.7 million of committed financing available. As of December 31, 2015, the Company had $161.9 million of borrowings outstanding, with an additional $138.1 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

December 31, 2013	$609,835	$307,437	$609,835	$609,835	$307,437	$609,835	$—	$—	$—
March 31, 2014	370,970	549,085	782,147	370,970	549,085	782,147	—	—	—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of December 31, 2016, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.1 billion. As of December 31, 2016, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.5 million, or 5% of our total equity. As of December 31, 2016, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 31.1%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016 to increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $143.0 million, including a $25.0 million sublimit for the issuance of letters of credit. As of December 31, 2016, the Company had $25.0 million borrowings outstanding under this facility. As of December 31, 2015, the Company had no borrowings outstanding under this facility. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by two 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the year ended December 31, 2016, we executed eighteen term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2026 and totaling $590.1 million at December 31, 2016 and $544.7 million at December 31, 2015. These long-term nonrecourse mortgages include net unamortized premiums of $5.6 million and $6.1 million at December 31, 2016 and 2015, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.9 million and $0.9 million of premium amortization, which decreased interest expense, for the years ended December 31, 2016 and 2015, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $757.5 million and $711.1 million as of December 31, 2016 and 2015, respectively.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of December 31, 2016, Tuebor had $1.7 billion of borrowings outstanding (with an additional $338.9 million of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.43% to 2.74%, and advance rates of 49.6% to 95.2% of the collateral. As of December 31, 2016, collateral for the borrowings was comprised of $1.4 billion of CMBS and U.S. Agency Securities and $724.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.9 billion for the year ended December 31, 2016. On March 21, 2016, Tuebor’s advance limit was updated to the lowest of $2.9 billion, 40% of Tuebor’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2015, Tuebor had $1.9 billion of borrowings outstanding (with an additional $380.4 million of committed term financing available from the FHLB), with terms of overnight to 8 years, interest rates of 0.28% to 2.74%, and advance rates of 58.7% to 95.2% of the collateral. As of December 31, 2015, collateral for the borrowings was comprised of $1.7 billion of CMBS and U.S. Agency Securities and $568.2 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.8 billion for the year ended December 31, 2015.

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

2)
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of December 31, 2016, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 42.1% of the Company’s outstanding debt obligations as of December 31, 2016. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $349.9 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2016.

Senior Unsecured Notes

On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% Senior Notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after April 1, 2017, the 2017 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On November 5, 2014, the board of directors authorized the Company to make up to $325.0 million in repurchases of the 2017 Notes from time to time without further approval.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the year ended December 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $297.7 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2020, the 2021 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. The remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2016, the Company has a 65.3% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries that are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $4.0 million were included in senior unsecured notes as of December 31, 2016 and unamortized debt issuance costs of $6.9 million were included in senior unsecured notes as of December 31, 2015.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2016, the Company has a remaining amount available for repurchase of $44.4 million, which represents 4.5% in the aggregate of its outstanding Class A common stock, based on the closing price of 13.72 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2016 and 2015 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2016		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2014		$50,000
Additional authorizations		—
Repurchases paid	84,203	(994)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2015		$49,006

(1)         Amount excludes commissions paid associated with share repurchases.

Dividends

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income and, for 2015, we had to distribute our undistributed accumulated earnings and profits attributable to taxable periods prior to January 1, 2015 (the “E&P Distribution”). The Company made the E&P Distribution on January 21, 2016 and has paid and in the future intend to declare regular quarterly distributions to our shareholders in an amount approximating our net taxable income.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460	(1)
Total	$1.285

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450	(2)
Total	$2.225

(1)         On December 1, 2016, our board of directors approved the fourth quarter 2016 dividend of $0.46 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $20.8 million.

(2)         On November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $1.45 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement and our one time E&P Distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $15.5 million.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $651.7 million for the year ended December 31, 2016 and $754.8 million for the year ended December 31, 2015. Repayment of real estate securities provided net cash of $684.1 million for the year ended December 31, 2016 and $186.9 million for the year ended December 31, 2015.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided net cash of $1.4 billion for the year ended December 31, 2016 and $2.5 billion for the year ended December 31, 2015.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $539.3 million for the year ended December 31, 2016 and $845.7 million for the year ended December 31, 2015.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $66.5 million for the year ended December 31, 2016 and $98.6 million for the year ended December 31, 2015.

Proceeds from the issuance of equity

For the year ended December 31, 2016 and 2015, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2016 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,437,030	(1)	$814,239	$185,042	$915,409	$3,351,720
Unsecured revolving credit facility	25,000	(1)	—	—	—	25,000
Senior unsecured notes	297,671		—	266,201	—	563,872
Interest payable(2)	71,105		91,962	89,507	63,325	315,899
Other funding obligations(3)	147,679		—	—	—	147,679
Payments pursuant to tax receivable agreement	168		336	336	1,680	2,520
Operating lease obligations	1,249		2,386	2,360	99	6,094
Total	$1,979,902		$908,923	$543,446	$980,513	$4,412,784

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2016 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2016.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2016, our off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2015, our off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the combined consolidated balance sheets and are not reflected on our combined consolidated balance sheets.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. The Company’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain.  Different estimates could have a material effect on the Company’s financial results. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and therefore, routinely require adjustment.

During 2016, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

•	Mortgage Loans Receivable Held for Investment

•	Real Estate Securities

•	Real Estate

•	Allocation of Purchase Price for Acquired Real Estate

•	Impairment of Property Held for Use

•	Investments in Unconsolidated Joint Ventures

•	Capitalization of Interest

•	Valuation of Financial Instruments

•	Derivative Instruments

•	Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

•	Stock Based Compensation Plan

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements

Our recently adopted accounting pronouncements and recent accounting pronouncements are described in Item 8—“Financial Statements and Supplemental Data—Note 2.”

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

As discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed,” whereupon they would then be included in Core Earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing Core Earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

As more fully discussed in Note 2 to the combined consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the Agency interest-only securities adjusts for timing differences between when we recognize changes in the fair values of our assets.

Set forth below is a reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Year Ended December 31,
	2016		2015		2014

Income (loss) before taxes	$120,040		$160,691		$124,231
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	109		(1,568)		370
Our share of real estate depreciation, amortization and gain adjustments (2)	33,828		28,704		21,997
Adjustments for unrecognized derivative results (3)	(11,105)		(10,213)		51,308
Unrealized (gain) loss on Agency IO securities	56		1,249		(2,144)
Premium (discount) on mortgage loan financing, net of amortization	(482)		802		1,442
Non-cash stock-based compensation	19,039		10,277		16,738
One-time transactional adjustments	(3,272)	(4)	1,509	(5)	5,380	(5)
Core Earnings	$158,213		$191,451		$219,322

(1)
Includes $29,036 of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the combined consolidated statements of income for the year ended December 31, 2016.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2016	2015	2014

	Total GAAP depreciation and amortization	$39,447	$39,061	$28,447
	Less: Depreciation and amortization related to non-rental property fixed assets	(114)	(108)	(176)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization	(2,519)	(2,830)	(2,590)
	Our share of real estate depreciation and amortization	36,814	36,123	$25,681

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(3,007)	(7,965)	$(3,912)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	21	546	228
	Our share of accumulated depreciation and amortization on real estate sold	(2,986)	(7,419)	$(3,684)

	Our share of real estate depreciation and amortization and gain adjustments	$33,828	$28,704	$21,997

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of Core Earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gain/losses also must be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in Core Earnings:

		Year Ended December 31,
		2016	2015	2014

	GAAP realized gain on sale of real estate, net	$20,636	$40,386	$29,760
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	17,650	32,967	26,076
	Our share of accumulated depreciation and amortization on real estate sold	$2,986	$7,419	$3,684

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our hedging unrecognized result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2016	2015	2014

	Net results from derivative transactions	$(1,409)	$(38,937)	$(94,798)
	Plus: Hedging interest expense	29,870	26,820	18,062
	Plus: Hedging realized result	(17,356)	22,330	25,428
	Adjustments for unrecognized derivative results	$11,105	$10,213	$(51,308)

(4)
As more fully discussed in Note 15, Income Taxes, to the Company’s Consolidated Financial Statements, the Company recorded an additional $3.3 million income tax expense for a proposed tax settlement for pre-acquisition liabilities on certain corporate entities acquired in the IPO Reorganization Transactions. The Company also recorded other income of $3.3 million relating to the expected recovery of these amounts pursuant to indemnification. While these items are presented on a gross basis, there was no impact to either net income or Core Earnings. Accordingly, since pre-tax income excludes the tax effect but includes the recovery of $3.3 million pursuant to the indemnification, the recovery amount has been excluded from Core Earnings.

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

Income from sales of securitized loans, net of hedging

We present income from sales of securitized loans, net of hedging, a non-GAAP financial measure, as a supplemental measure of the performance of our loan securitization business. Income from sales of securitized loans, net is a key component of our results. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our securitization profitability. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of securitized loans, net, in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP financial measure, in the table below.

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

	Year Ended December 31,
	2016		2015	2014

Number of loans	104		210	165
Face amount of loans sold into securitizations	$1,327,856	(1)	$2,584,939	$3,493,041
Number of securitizations	6		10	10

Income from sales of securitized loans, net (2)	$23,098		$71,066	$145,075
Hedge gain/(loss) related to loans securitized (3)	15,271		(6,475)	(19,984)
Income from sales of securitized loans, net of hedging	$38,369		$64,591	$125,091

(1)                                Excludes one $21.7 million loan acquired from a third party and sold into a securitization at equal values.

(2)                                The following is a reconciliation of the non-GAAP financial measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Year Ended December 31,
	2016	2015	2014

Income from sales of loans (non-securitized), net	$2,911	$—	$200
Income from sales of securitized loans, net	23,098	71,066	145,075
Income from sales of loans, net	$26,009	$71,066	$145,275

(3)                                The following is a reconciliation of the non-GAAP financial measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our combined consolidated financial statements included herein ($ in thousands):

	Year Ended December 31,
	2016	2015	2014

Hedge gain/(loss) related to lending and securities positions	$(15,971)	$(32,462)	$(74,814)
Hedge gain/(loss) related to loans (non-securitized)	(709)	—	—
Hedge gain/(loss) related to loans securitized	15,271	(6,475)	(19,984)
Net results from derivative transactions	$(1,409)	$(38,937)	$(94,798)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Year Ended December 31,
	2016	2015	2014

Interest expense	$(120,827)	$(113,303)	$(77,574)
Net interest expense component of hedging activities (1)	(29,870)	(26,820)	(18,062)
Cost of funds	$(150,697)	$(140,123)	$(95,636)

Interest income	$236,372	$241,539	$187,325
Cost of funds	(150,697)	(140,123)	(95,636)
Interest income, net of cost of funds	$85,675	$101,416	$91,689

		Year Ended December 31,
		2016	2015	2014

(1)	Net result from derivative transactions	$(1,409)	$(38,937)	$(94,798)
	Plus: Hedging realized result	(17,356)	22,330	25,428
	Plus: Hedging unrecognized result	(11,105)	(10,213)	51,308
	Net interest expense component of hedging activities	$(29,870)	$(26,820)	$(18,062)

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

	Year Ended December 31,
	2016	2015	2014

Net interest income after provision for loan losses	$115,245	$127,636	$109,151
Total other income (expense)	163,312	201,221	189,166
Net Revenues	$278,557	$328,857	$298,317

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2016 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2016, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(2,406)	$42,688
Increase by 1.00%	6,701	(42,047)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of December 31, 2016, the Company believes it was in compliance with all covenants.

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

Regulatory Risk

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all broker-dealer entities are subject. Additionally, Ladder Capital Asset Management LLC (the “Adviser”) is a registered investment adviser. The Adviser is required to be compliant with SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all registered investment advisers are subject. In addition, Tuebor is subject to state regulation as a captive insurance company. If LCS, the Adviser or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

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

In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ladder Capital Corp and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
February 24, 2017

Ladder Capital Corp
Combined Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$44,615	$108,959
Cash collateral held by broker	19,402	30,811
Mortgage loan receivables held for investment, net, at amortized cost	1,996,095	1,738,645
Mortgage loan receivables held for sale	357,882	571,764
Real estate securities, available-for-sale	2,100,947	2,407,217
Real estate and related lease intangibles, net	822,338	834,779
Investments in unconsolidated joint ventures	34,025	33,797
FHLB stock	77,915	77,915
Derivative instruments	5,018	2,821
Due from brokers	10	—
Accrued interest receivable	24,439	22,776
Other assets	95,651	65,728
Total assets	$5,578,337	$5,895,212
Liabilities and Equity
Liabilities
Debt obligations, net	$3,942,138	$4,274,723
Due to brokers	394	—
Derivative instruments	3,446	5,504
Amount payable pursuant to tax receivable agreement	2,520	1,910
Dividends payable	24,682	17,456
Accrued expenses	66,597	78,142
Other liabilities	29,006	26,069
Total liabilities	4,068,783	4,403,804
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 72,681,218 and 55,758,710 shares issued and 71,586,170 and 55,209,849 shares outstanding	72	55
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 38,002,344 and 44,055,987 shares issued and outstanding	38	44
Additional paid-in capital	992,307	776,866
Treasury stock, 1,095,048 and 548,861 shares, at cost	(11,244)	(5,812)
Retained Earnings/(Dividends in Excess of Earnings)	(11,148)	60,618
Accumulated other comprehensive income (loss)	1,365	(3,556)
Total shareholders’ equity	971,390	828,215
Noncontrolling interest in operating partnership	533,246	657,380
Noncontrolling interest in consolidated joint ventures	4,918	5,813
Total equity	1,509,554	1,491,408

Total liabilities and equity	$5,578,337	$5,895,212

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2016	2015	2014

Net interest income
Interest income	$236,372	$241,539	187,325
Interest expense	120,827	113,303	77,574
Net interest income	115,545	128,236	109,751
Provision for loan losses	300	600	600
Net interest income after provision for loan losses	115,245	127,636	109,151

Other income
Operating lease income	77,277	80,465	56,649
Tenant recoveries	5,958	9,907	9,183
Sale of loans, net	26,009	71,066	145,275
Realized gain (loss) on securities	7,724	24,007	26,977
Unrealized gain (loss) on Agency interest-only securities	(56)	(1,249)	2,144
Realized gain on sale of real estate, net	20,636	40,386	29,760
Fee and other income	21,365	15,205	11,704
Net result from derivative transactions	(1,409)	(38,937)	(94,798)
Earnings (loss) from investment in unconsolidated joint ventures	426	371	1,990
Gain on assignment of mortgage loan financing	—	—	432
Gain (loss) on extinguishment of debt	5,382	—	(150)
Total other income	163,312	201,221	189,166
Costs and expenses
Salaries and employee benefits	64,270	61,612	82,144
Operating expenses	20,552	25,103	25,398
Real estate operating expenses	29,953	35,886	32,670
Real estate acquisition costs	592	1,983	2,404
Fee expense	3,703	4,521	3,023
Depreciation and amortization	39,447	39,061	28,447
Total costs and expenses	158,517	168,166	174,086
Income (loss) before taxes	120,040	160,691	124,231
Income tax expense (benefit)	6,320	14,557	26,605
Net income (loss)	113,720	146,134	97,626
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	138	(1,568)	370
Pre-IPO net loss attributable to predecessor unitholders	—	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(47,131)	(70,745)	(66,437)
Net income (loss) attributable to Class A common shareholders	$66,727	$73,821	$44,187

	Year Ended December 31,
	2016	2015	2014

Earnings per share:
Basic	$1.08	$1.43	$0.90
Diluted	$1.06	$1.42	$0.86

Weighted average shares outstanding:
Basic	61,998,089	51,702,188	49,296,417
Diluted	107,638,788	51,870,808	97,583,310

Dividends per share of Class A common stock (Note 11)	$1.285	$2.225	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$113,720	$146,134	$97,626

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale (1)	20,947	(11,403)	43,179
Reclassification adjustment for (gains) included in net income (2)	(12,428)	(25,142)	(25,163)

Total other comprehensive income (loss)	8,519	(36,545)	18,016

Comprehensive income	122,239	109,589	115,642
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	138	(1,568)	370
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$122,377	$108,021	$116,012
Comprehensive (income) attributable to predecessor unitholders	—	—	(4,380)
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(52,230)	(54,247)	(66,957)
Comprehensive income attributable to Class A common shareholders	$70,147	$53,774	$44,675

(1)
Amounts are net of provision for (benefit from) income taxes of $0.5 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively and none for the year ended December 31, 2016.

(2)
Amounts are net of (provision for) benefit from income taxes of $(0.5) million and $5.8 million for the years ended December 31, 2015 and 2014, respectively and none for the year ended December 31, 2016.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408
Contributions	—	—	—	—	—	—	—	—	250	—	250
Distributions	—	—	—	—	—	—	—	—	(39,805)	(757)	(40,562)
Equity based compensation	—	—	—	—	516	—	—	—	17,124	—	17,640
Grants of restricted stock	794	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(424)	—	—	—	—	(4,652)	—	—	—	—	(4,652)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(73)	—	(1)	—	—	(780)	—	—	(6)	—	(786)
Forfeitures	(48)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(74,393)	—	—	—	(74,393)
Stock dividends	5,606	6	4,469	4	64,090	—	(64,100)	—	—	—	—
Exchange of noncontrolling interest for common stock	10,521	10	(10,521)	(10)	144,629	—	—	1,202	(145,831)	—	—
Adjustment for deferred taxes/tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	(1,590)	—	—	—	—	—	(1,590)
Net income (loss)	—	—	—	—	—	—	66,727	—	47,131	(138)	113,720
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,420	5,099	—	8,519
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	7,797	—	—	299	(8,096)	—	—
Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Combined Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2014	51,432	$51	47,647	$—	$725,538	$—	$44,187	$15,656	$711,674	$8,101	$1,505,207
Contributions	—	—	—	—	—	—	—	—	—	74	74
Distributions	—	—	—	—	—	—	—	—	(68,673)	(3,930)	(72,603)
Amendment of the par value of the Class B shares from no par value per share to $0.001 per share	—	—	—	47	—	—	—	—	(47)	—	—
Equity based compensation	—	—	—	—	417	—	—	—	13,371	—	13,788
Grants of restricted stock	700	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(84)	—	—	—	—	(994)	—	—	—	—	(994)
Re-issuance of treasury stock	26	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(262)	—	(5)	—	—	(4,818)	—	—	(79)	—	(4,897)
Forfeitures	(188)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(57,390)	—	—	—	(57,390)
Exchange of noncontrolling interest for common stock	3,586	3	(3,586)	(3)	53,011	—	—	645	(53,656)	—	—
Adjustment for deferred taxes/tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	(1,366)	—	—	—	—	—	(1,366)
Net income (loss)	—	—	—	—	—	—	73,821	—	70,745	1,568	146,134
Other comprehensive income (loss)	—	—	—	—	—	—	—	(20,046)	(16,499)	—	(36,545)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(733)	—	—	189	544	—	—
Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Changes in Equity/Capital
(Dollars and Shares in Thousands)

	Predecessor’s Partners’ Capital				Shareholders’ Equity
	Series A Preferred Units	Series B Preferred Units	Common Units	LP Units	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
					Shares	Par	Shares	Par				Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2013	$825,985	$290,847	$59,565	$—	—	$—	—	$—	$—	$—	$—	$—	$8,837	$1,185,234
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,841	1,841
Distributions	—	(369)	—	—	—	—	—	—	—	—	—	(47,926)	(2,207)	(50,502)
Equity based compensation	—	290	—	—	—	—	—	—	332	—	—	13,829	—	14,451
Issuance of common stock (IPO)	—	—	—	—	16,925	16	—	—	259,021	—	—	—	—	259,037
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	—	—	—	—	—	—	(10)	—	—	—	—	(125)	—	(125)
Forfeitures	—	—	—	—	(40)	—	(6)	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	(20,523)	—	—	—	—	(20,523)
Reorganization transactions	(828,577)	(291,680)	(60,441)	1,180,698	—	—	—	—	—	—	—	—	—	—
Exchange of capital for common stock	—	—	—	(483,602)	33,673	34	—	—	468,694	—	14,874	—	—	—
Exchange of predecessor LP Units for common stock	—	—	—	(697,096)	—	—	48,537	—	—	—	—	697,096	—	—
Exchange of noncontrolling interest for common stock	—	—	—	—	874	1	(874)	—	12,502	—	324	(12,827)	—	—
Adjustment to tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	152	—	—	—	—	152
Net income (loss)	(7,471)	(2,631)	(2,526)	—	—	—	—	—	—	44,187	—	66,437	(370)	97,626
Other comprehensive income (loss)	10,063	3,543	3,402	—	—	—	—	—	—	—	488	520	—	18,016
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	—	—	—	—	5,360	—	(30)	(5,330)	—	—
Balance, December 31, 2014	$—	$—	$—	$—	51,432	$51	47,647	$—	$725,538	$44,187	$15,656	$711,674	$8,101	$1,505,207

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp and Predecessor
Combined Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$113,720	$146,134	$97,626
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(5,382)	—	150
Depreciation and amortization	39,447	39,061	28,447
Unrealized (gain) loss on derivative instruments	(4,224)	(10,182)	14,378
Unrealized (gain) loss on Agency interest-only securities	56	1,249	(2,144)
Unrealized (gain) loss on investment in mutual fund	14	—	—
Provision for loan losses	300	600	600
Amortization of equity based compensation	17,640	13,788	14,451
Amortization of deferred financing costs included in interest expense	7,459	5,757	5,802
Amortization of premium on mortgage loan financing	(894)	(902)	(629)
Amortization of above- and below-market lease intangibles	(108)	(249)	652
Amortization of premium/(accretion) of discount and other fees on loans	(8,941)	(12,241)	(6,918)
Amortization of premium/(accretion) of discount and other fees on securities	76,475	87,906	91,306
Realized gain on sale of mortgage loan receivables held for sale	(26,009)	(71,066)	(145,275)
Realized gain on disposition of loan	—	(820)	—
Realized (gain) loss on real estate securities	(7,724)	(24,007)	(26,977)
Realized gain on sale of real estate, net	(20,636)	(40,386)	(29,760)
Realized gain on assignment of mortgage loan financing	—	—	(432)
Realized gain on sale of derivative instruments	24	—	—
Origination of mortgage loan receivables held for sale	(1,128,651)	(2,594,141)	(3,345,372)
Purchases of mortgage loan receivables held for sale	(73,421)	—	—
Repayment of mortgage loan receivables held for sale	1,768	2,308	1,293
Proceeds from sales of mortgage loan receivables held for sale	1,440,195	2,509,090	3,523,689
Income from investments in unconsolidated joint ventures in excess of distributions received	(426)	(371)	(1,990)
Distributions from operations of investment in unconsolidated joint ventures	1,017	294	1,957
Deferred tax asset	1,868	2,900	(7,175)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,662)	621	(9,687)
Other assets	(3,673)	(1,770)	(17,446)
Accrued expenses and other liabilities	(9,085)	(12,985)	22,126
Net cash provided by (used in) operating activities	409,147	40,588	208,672

	Year Ended December 31,
	2016		2015	2014

Cash flows from investing activities:
Reduction (addition) of cash collateral held by broker for derivatives	7,616		16,918	(13,864)
Purchase of derivative instruments	(73)		—	(7)
Sale of derivative instruments	39		—	—
Purchases of real estate securities	(977,062)		(725,888)	(2,157,391)
Repayment of real estate securities	684,143		186,902	186,310
Proceeds from sales of real estate securities	539,295		845,648	768,590
Purchase of FHLB stock	—		(7,984)	(22,890)
Sale of FHLB stock	—		2,409	—
Origination of mortgage loan receivables held for investment	(919,023)		(963,023)	(1,201,968)
Repayment of mortgage loan receivables held for investment	649,914		752,452	214,511
Reduction (addition) of cash collateral held by broker	3,793		(5,291)	(53)
Addition (reduction) of deposits received for loan originations	960		(2,368)	(91)
Escrow cash and title deposits included in other assets	(4,014)		5,375	(9,621)
Capital contributions to investment in unconsolidated joint ventures	—		(31,085)	—
Distributions received from investments in unconsolidated joint ventures in excess of income	48		3,747	3,255
Capitalization of interest on investment in unconsolidated joint ventures	(867)		(341)	—
Capital contributions to investment in mutual fund	(10,001)		—	—
Purchases of real estate	(62,495)		(197,501)	(254,497)
Capital improvements of real estate	(10,640)		(8,375)	(5,192)
Proceeds from sale of real estate	72,953	(1)	98,558	123,444
Net cash provided by (used in) investing activities	(25,414)		(29,847)	(2,369,464)
Cash flows from financing activities:
Deferred financing costs paid	(5,927)		(2,330)	(9,863)
Proceeds from borrowings under debt obligations	12,359,830		16,280,023	16,885,636
Repayment of borrowings under debt obligations	(12,689,064)		(16,137,339)	(14,907,233)
Cash dividends paid to Class A common shareholders	(67,166)		(39,934)	—
Partners’ capital distributions	—		—	(369)
Capital contributed by noncontrolling interests in operating partnership	250		—	—
Capital distributed to noncontrolling interests in operating partnership	(39,805)		(68,673)	(47,926)
Capital contributed by noncontrolling interests in consolidated joint ventures	—		74	1,841
Capital distributed to noncontrolling interests in consolidated joint ventures	(757)		(3,930)	(2,207)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(786)		(4,897)	(125)
Purchase of treasury stock	(4,652)		(994)	—
Issuance of common stock	—		—	259,037
Common stock offering costs	—		—	(20,523)
Net cash provided by (used in) financing activities	(448,077)		22,000	2,158,268
Net increase (decrease) in cash	(64,344)		32,741	(2,524)
Cash and cash equivalents at beginning of period	108,959		76,218	78,742
Cash and cash equivalents at end of period	$44,615		$108,959	$76,218

	Year Ended December 31,
	2016	2015	2014

Supplemental information:
Cash paid for interest, net of amounts capitalized	$115,246	$107,362	$63,171
Cash paid for income taxes	8,775	7,306	45,981

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	(394)	—	—
Securities sold, not settled	—	4	3
Origination of mortgage loans receivable held for investment	50,378	—	—
Repayment of mortgage loans receivable held for investment	(70,678)	—	—
Settlement of mortgage loan receivable held for investment by real estate	—	4,620	—
Like-kind exchange of real estate:
Acquisitions	—	15,249	—
Dispositions	—	(62,093)	—
Receivable from qualified intermediary - other assets	—	6,483	—
Real estate acquired in settlement of mortgage loan receivable held for investment	—	6,700	—
Net settlement of sale of real estate, subject to debt - real estate	—	(11,310)	—
Net settlement of sale of real estate, subject to debt - debt obligations	—	51,060	—
Exchange of noncontrolling interest for common stock	145,841	53,659	—
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	980	(320)	1,014
Dividends declared, not paid	23,364	17,456	—
Stock dividends	64,100	—	—
(1)    Includes cash proceeds received in the current year that relate to prior year sales of real estate of $6.5 million.

The accompanying notes are an integral part of these combined consolidated financial statements.

Ladder Capital Corp
Notes to Combined Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2016, Ladder Capital Corp has a 65.3% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s combined consolidated financial statements and LCFH’s consolidated financial statements.

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

The REIT Structuring Transactions

In anticipation of the Company’s election to be subject to tax as a REIT under the Internal Revenue Code of 1986 (the “Code”) beginning with its 2015 taxable year (the “REIT Election”), we effected an internal realignment as of December 31, 2014 that we believe permits us to operate as a REIT, subject to the risk factors described in this Annual Report (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from our non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., our conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on our internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2016 and 2015. At December 31, 2016 and 2015 and at various times during the years, the balances exceeded the insured limits.

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

Restricted Cash

As of December 31, 2016 and 2015, included in other assets on the Company’s combined consolidated balance sheets are $24.9 million and $19.0 million, respectively, of tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities, which are considered restricted cash.

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of December 31, 2016 and 2015. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

Certain of the Company’s real estate investments are condominium units that the Company intends to sell over time. As of January 1, 2014, the date the Company adopted the accounting guidance in ASU 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”), the results of operations and the related gain or loss on sale of properties that have been sold are reflected in other income and are not presented in discontinued operations in the combined consolidated statements of income due to fact that the disposal does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results and full disposal is not expected to be completed within one year. Prior to January 1, 2014, the results of operations and the related gain or loss on sale of condominium units that have been sold are not reflected as held for sale or presented in discontinued operations in the combined consolidated statements of income due to the significant continuing involvement in the real estate held through the consolidated homeowners association.

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

Tuebor/Federal Home Loan Bank Membership

Tuebor Captive Insurance Company LLC (“Tuebor”), was licensed in Michigan and approved to operate as a captive insurance company as well as being approved to become a member of the Federal Home Loan Bank (“FHLB”), with membership finalized with the purchase of stock, in the FHLB on July 11, 2012. That approval allowed Tuebor to purchase capital stock in the FHLB, the prerequisite to obtaining financing on eligible collateral. Refer to Note 7, Debt Obligations, Net.

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

Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $4.0 million are included in senior unsecured notes as of December 31, 2016, and unamortized debt issuance costs of $6.9 million are included in senior unsecured notes as of December 31, 2015. This new guidance is framed around how to account for costs related to term debt and it does not address how to present fees paid to lenders or other costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements. Refer to Note 7, Debt Obligations, Net.

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

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2016 and 2015, none of the Company’s repurchase agreements are accounted for as linked transactions.

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

Income Taxes

The Company has elected to be qualified and taxed as a REIT under the Code effective January 1, 2015. The Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income. The Company is also subject to U.S. federal income tax (and possibly state and local taxes) to the extent it recognizes any “built-in gains” that existed as of the date of the REIT Election for the five year period following the REIT Election. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its combined consolidated statements of income. For the years ended December 31, 2016 and 2015, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2016, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 2.6% of the Company’s CMBS portfolio as of December 31, 2016, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

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

Stock Based Compensation Plan

The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. The Company recognizes the compensation expense related to the time-based vesting criteria on a straight-line basis over the requisite service period. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. During the year ended December 31, 2016, the Company made a policy election to account for forfeitures as they occur rather than on an estimated basis.

Out-of-Period Adjustments

During the first quarter of 2016, the Company had recorded the following out-of-period adjustments to correct errors from prior periods: (i) additional deferred financing cost amortization of $0.5 million relating to 2015; (ii) additional taxes of $1.2 million representing additional state taxes relating to 2015 and (iii) additional return on equity of $0.9 million from the Company’s investment in an unconsolidated joint venture relating to prior years. During the fourth quarter of 2016, the Company recorded an out-of-period adjustment for additional depreciation of $1.2 million, of which, $0.6 million related to prior years and the remainder related to earlier quarters in 2016. The Company has concluded that these adjustments are not material to the financial position or results of operations for any annual or quarterly periods in 2016, or any prior periods; accordingly, the Company recorded the related adjustments when they were identified.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes likely to be achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted this update in the quarter ended March 31, 2016 applying the amendment prospectively. The adoption has not had a material impact on the Company’s combined consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-13”). For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in ASU 2014-13 or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. The Company adopted this update in the quarter ended March 31, 2016. The adoption did not have a material effect on the Company’s combined consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as the related required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. The Company adopted this update in the year ended December 31, 2016. The adoption did not have a material effect on the Company’s combined consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU makes changes to the VIE model and voting interest (“VOE”) model consolidation guidance. The main provisions of the ASU include the following: (i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; (ii) eliminating the presumption that the general partner should consolidate a limited partnership; (iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; (iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and (v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of ASU 810, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 under the Investment Company Act. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements.The Company adopted this update in the quarter ended March 31, 2016. Under this ASU, the Operating Partnership is now considered a VIE. Since the Company was previously consolidating the Operating Partnership, however, the adoption of this ASU had no material impact on the Company’s combined consolidated financial statements. Substantially all of the Company’s assets, liabilities, operations and cash flows are those of the Operating Partnership.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; simplification and minor improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. As the objectives of this standard are to clarify the codification, correct unintended application of guidance, eliminate inconsistencies and to improve the codification’s presentation of guidance, the adoption of this standard was not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company adopted this update in the quarter ended March 31, 2016. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 applies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities must apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier adoption permitted for financial statements that have not yet been made available for issuance. The Company adopted this update in the quarter ended March 31, 2016. The adoption did not have a material impact on the Company’s combined consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) (“ASU 2016-07”). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this standard as of October 1, 2016. The adoption of this standard did not have a material effect on the Company’s combined consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. For a public company, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company adopted this update in the year ended December 31, 2016. The adoption did not have a material effect on the Company’s combined consolidated financial statements; however, the Company did make a policy election to account for forfeitures as they occur rather than on an estimated basis.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”). The amendments cover a wide range of topics in the FASB ASC. The amendments make corrections and improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2016-19 is effective for the Company immediately. The adoption did not have a material effect on the Company’s combined consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this ASU clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this ASU is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. This ASU will be effective for the Company on January 1, 2018, however, the Company elected to adopt ASU 2017-01 as of October 1, 2016, with prospective application to any business development transaction. The adoption of the ASU changes the Company’s determination of whether a real estate transaction is a sale or an acquisition of a business or an asset. Acquisitions of real estate or in-substance real estate generally will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) (“ASU 2017-03”). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (“EITF”) meetings. The SEC guidance that specifically relates to the Company’s combined consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with Staff Accounting Bulletin (“SAB”) Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company's combined consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date (“ASU 2015-14”), which amends ASU 2014-09. As a result, the effective date for the amendments contained in ASU 2014-09 will be the first quarter of fiscal year 2018, with early adoption permitted in the first quarter of fiscal year 2017. FASB allows two adoption methods under ASU 2014-09. Under the full retrospective method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the modified retrospective method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. The Company continues to evaluate the available adoption methods and has not yet selected which transition method it will apply. The Company believes the effects on its existing accounting policies will be associated with its non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. The Company is also currently evaluating the impact to the amount and timing of historical real estate sales and associated gain recognition. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its combined consolidated financial statements. The Company expects to adopt this update beginning January 1, 2018.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force (“EITF”) Meeting (SEC Update) (“ASU 2016-11”), which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the requirements in these updates.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in this ASU affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The update provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for public companies for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption by public companies for fiscal year or interim period financial statements that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance, is permitted as of the beginning of the fiscal year of adoption, under certain restrictions. The Company is required to apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. The Company anticipates adopting this update in the quarter ending March 31, 2018 and is currently evaluating the impact on the Company’s combined consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019, with an early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on the Company's financial position and/or results of operations. The Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is the lessee, primarily for the Company's corporate headquarters and regional offices leases, the Company will be required to record a lease liability and a right of use asset on its Combined Consolidated Balance Sheet at fair vale upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides cash flow statement classification guidance for certain transactions, including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. For a public company, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this guidance and currently does not anticipate any significant change to its combined consolidated financial statements when adopted.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which the Company adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-17 on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. For a public company, ASU 2016-18 is effective for annual reporting periods, beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. A reporting entity should apply the amendment on a retrospective basis as of the beginning of the fiscal year for which the amendment is effective. The Company is currently assessing the impact that this guidance will have on its combined consolidated financial statements when adopted.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”). The ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its combined consolidated financial statements when adopted.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2016 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$2,011,309	$2,000,095	7.17%	1.66
Provision for loan losses	N/A	(4,000)
Total mortgage loan receivables held for investment, at amortized cost	2,011,309	1,996,095
Mortgage loan receivables held for sale	360,518	357,882	4.20%	4.55
Total	$2,371,827	$2,353,977	6.73%	2.10

(1)         December 31, 2016 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2016, $205.4 million, or 10.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.8 billion, or 89.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2016, $360.5 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2015 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$1,749,556	$1,742,345	7.56%	1.38
Provision for loan losses	N/A	(3,700)
Total mortgage loan receivables held for investment, at amortized cost	1,749,556	1,738,645
Mortgage loan receivables held for sale	571,638	571,764	4.56%	6.20
Total	2,321,194	2,310,409	6.83%	2.58

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	December 31, 2016		December 31, 2015
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, at amortized cost
First mortgage loans	$1,843,006	$1,832,626	$1,462,228	$1,456,212
Mezzanine loans	168,303	167,469	287,328	286,133
Total mortgage loan receivables held for investment, at amortized cost	2,011,309	2,000,095	1,749,556	1,742,345
Mortgage loan receivables held for sale
First mortgage loans	360,518	357,882	571,638	571,764
Total mortgage loan receivables held for sale	360,518	357,882	571,638	571,764

Provision for loan losses	N/A	(4,000)	N/A	(3,700)
Total	$2,371,827	$2,353,977	$2,321,194	$2,310,409

For the years ended December 31, 2016, 2015 and 2014, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost (1)		Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,738,645		$571,764
Origination of mortgage loan receivables	969,401	(2)	1,128,651
Purchases of mortgage loan receivables	—		73,421
Repayment of mortgage loan receivables	(720,592)	(3)	(1,768)
Proceeds from sales of mortgage loan receivables(4)	—		(1,440,195)
Realized gain on sale of mortgage loan receivables	—		26,009
Accretion/amortization of discount, premium and other fees	8,941		—
Loan loss provision	(300)		—
Balance, December 31, 2016	$1,996,095		$357,882

	Mortgage loan receivables held for investment, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2014	$1,521,053	$417,955
Origination of mortgage loan receivables	963,023	2,594,141
Repayment of mortgage loan receivables	(752,452)	(2,308)
Proceeds from sales of mortgage loan receivables	—	(2,509,090)
Non-cash disposition of loan via foreclosure	(4,620)	—
Realized gain on sale of mortgage loan receivables	—	71,066
Accretion/amortization of discount, premium and other fees	12,241	—
Loan loss provision	(600)	—
Balance, December 31, 2015	$1,738,645	$571,764

	Mortgage loan receivables held for investment, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2013	$539,078	$440,490
Origination of mortgage loan receivables	1,201,968	3,345,372
Repayment of mortgage loan receivables	(214,511)	(1,293)
Proceeds from sales of mortgage loan receivables	—	(3,523,689)
Realized gain on sale of mortgage loan receivables	—	145,275
Transfer between held for investment and held for sale	(11,800)	11,800
Accretion/amortization of discount, premium and other fees	6,918	—
Loan loss provision	(600)	—
Balance, December 31, 2014	$1,521,053	$417,955

(1)         Includes provision for loan losses of $4.0 million, $3.7 million and $3.1 million as of December 31, 2016, 2015 and 2014, respectively.
(2)         Includes $50.4 million of non-cash originations.
(3)         Includes $70.7 million of non-cash repayments.
(4)         Includes $2.6 million of unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments for the year ended December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At December 31, 2016 and 2015, there was $0.6 million and $0.7 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our combined consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of December 31, 2016 and 2015.

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

As of December 31, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. The borrower is currently in bankruptcy court, however, the Company determined that no impairment was necessary, continues to accrue interest on these loans because the loans’ collateral value was in excess of the outstanding balances and pursue its legal remedies. As of December 31, 2016, accrued but unpaid interest totaled $3.5 million, which included $2.2 million of default interest. As of December 31, 2015, no loans were in default.

As of December 31, 2016 and 2015 there were no loans on non-accrual status. At December 31, 2014, there was one loan on non-accrual status with an amortized cost of $5.5 million and an unamortized discount of $2.6 million included in our mortgage loan receivables held for investment, at amortized cost on our combined consolidated balance sheets. This loan was not originated by the Company. Instead, it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price. During the year ended December 31, 2015, the Company acquired, via foreclosure, title to real estate, which had a total fair value of $6.7 million and previously served as collateral for the mortgage loan receivable discussed above. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. A gain of $0.8 million on disposition of loan, representing the difference between the fair value of the property and the $5.9 million carrying value of the loan on the date of foreclosure, is included in fee and other income in the Company’s combined consolidated statement of income for the year ended December 31, 2015.

Provision for Loan Losses ($ in thousands)

	Year Ended December 31,
	2016	2015	2014

Provision for loan losses at beginning of period	$3,700	$3,100	$2,500
Provision for loan losses	300	600	600
Provision for loan losses at end of period	$4,000	$3,700	$3,100

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2016 and 2015 ($ in thousands):

December 31, 2016

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,676,680		$1,698,616	$10,880	$(8,101)	$1,701,395	131	AAA	3.26%	2.81%	3.55
CMBS interest-only(2)	8,160,458	(3)	343,438	1,273	(2,540)	342,171	60	AAA	0.87%	3.45%	2.99
GNMA interest-only(4)	478,577	(3)	18,994	159	(2,332)	16,821	17	AA+	0.73%	4.19%	4.44
Agency securities(2)	774		802	—	(22)	780	2	AA+	2.90%	1.29%	3.27
GNMA permanent securities(2)	38,327		39,144	882	(246)	39,780	9	AA+	4.09%	3.80%	10.30
Total	$10,354,816		$2,100,994	$13,194	$(13,241)	$2,100,947	219		1.27%	2.94%	3.60

December 31, 2015

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,972,492		$1,994,928	$4,643	$(8,065)	$1,991,506	119	AAA	3.17%	2.59%	3.15
CMBS interest-only(2)	7,436,379	(3)	348,222	1,027	(4,826)	344,423	48	AAA	1.02%	3.81%	3.34
GNMA interest-only(4)	632,175	(3)	28,311	44	(2,161)	26,194	20	AA+	0.80%	4.26%	5.22
GNMA construction securities(2)	27,091		27,581	1,058	—	28,639	1	AA+	4.10%	3.86%	9.33
GNMA permanent securities(2)	16,249		16,685	164	(394)	16,455	12	AA+	4.52%	3.94%	5.43
Total	$10,084,386		$2,415,727	$6,936	$(15,446)	$2,407,217	200		1.44%	3.60%	3.29

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at December 31, 2016 and 2015 ($ in thousands):

December 31, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$132,730	$1,156,026	$412,639	$—	$1,701,395
CMBS interest-only(1)	11,188	330,983	—	—	342,171
GNMA interest-only(2)	—	15,914	724	183	16,821
Agency securities(1)	—	780	—	—	780
GNMA permanent securities(1)	—	4,488	27,675	7,617	39,780
Total	$143,918	$1,508,191	$441,038	$7,800	$2,100,947

December 31, 2015

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$610,526	$891,752	$489,228	$—	$1,991,506
CMBS interest-only(1)	—	344,423	—	—	344,423
GNMA interest-only(2)	6	17,159	8,549	480	26,194
GNMA construction securities(1)	—	386	28,253	—	28,639
GNMA permanent securities(1)	2,220	6,661	7,574	—	16,455
Total	$612,752	$1,260,381	$533,604	$480	$2,407,217

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

There were $4.7 million, $1.6 million and $3.9 million in unrealized losses on securities recorded as other than temporary impairments for the years ended December 31, 2016, 2015 and 2014, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	December 31, 2016	December 31, 2015

Land	$143,286	$138,128
Building	646,372	640,206
In-place leases and other intangibles	154,687	139,501
Less: Accumulated depreciation and amortization	(122,007)	(83,056)
Real estate and related lease intangibles, net	$822,338	$834,779

Below market lease intangibles, net (other liabilities)	$(16,506)	$(17,021)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2016	2015	2014

Depreciation expense (1)	$26,031	$23,922	$18,034
Amortization expense	13,302	15,031	10,238
Total real estate depreciation and amortization expense	$39,333	$38,953	$28,272

(1)
Depreciation expense on the combined consolidated statements of income also includes $0.1 million, $0.1 million and $0.2 million of depreciation on corporate fixed assets for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At December 31, 2016, gross intangible assets totaled $154.7 million with total accumulated amortization of $48.1 million, resulting in net intangible assets of $106.6 million, including $7.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. At December 31, 2015, gross intangible assets totaled $139.5 million with total accumulated amortization of $32.7 million, resulting in net intangible assets of $106.8 million, including $6.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the combined consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a net reduction in operating lease income of $1.3 million, $1.4 million and $1.3 million, respectively, for amortization of above market lease intangibles acquired. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a net increase in operating lease income of $1.4 million, $1.8 million and $0.9 million, respectively, for amortization of below market lease intangibles acquired.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of December 31, 2016 ($ in thousands):

Period Ending December 31,	Amount

2017	$10,307
2018	8,219
2019	8,175
2020	8,175
2021	8,101
Thereafter	63,578
Total	$106,555

There were $0.7 million and $5.0 million of unbilled rent receivables included in other assets on the combined consolidated balance sheets as of December 31, 2016 and 2015, respectively.

There was unencumbered real estate of $70.3 million and $47.8 million as of December 31, 2016 and 2015, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at December 31, 2016 ($ in thousands):

Period Ending December 31,	Amount

2017	$73,960
2018	68,757
2019	63,666
2020	61,789
2021	56,929
Thereafter	500,481
Total	$825,582

Acquisitions

During the year ended December 31, 2016, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

April 2016	Land	St. Paul, MN	$200	100.0%
April 2016	Net Lease	Dimmitt, TX	1,319	100.0%
April 2016	Net Lease	Philo, IL	1,156	100.0%
April 2016	Net Lease	St. Charles, MN	1,198	100.0%
May 2016	Net Lease	San Antonio, TX	1,096	100.0%
May 2016	Net Lease	Borger, TX	978	100.0%
June 2016	Net Lease	Champaign, IL	1,324	100.0%
June 2016	Net Lease	Decatur-Sunnyside, IL	1,181	100.0%
June 2016	Net Lease	Flora Vista, NM	1,305	100.0%
June 2016	Net Lease	Mountain Grove, MO	1,279	100.0%
June 2016	Net Lease	Rantoul, IL	1,204	100.0%
June 2016	Net Lease	Decatur-Pershing, IL	1,365	100.0%
June 2016	Net Lease	Cape Girardeau, MO	1,281	100.0%
June 2016	Net Lease	Linn, MO	1,122	100.0%
July 2016	Net Lease	Union, MO	1,227	100.0%
July 2016	Net Lease	Pawnee, IL	1,201	100.0%
July 2016	Net Lease	Lamar, MO	1,176	100.0%
August 2016	Other	Ewing, NJ	30,640	100.0%
October 2016	Other	Peoria, IL	2,760	100.0%
October 2016	Net Lease	Dryden Township, MI	1,190	100.0%
November 2016	Net Lease	Fayetteville, NC	6,971	100.0%
November 2016	Net Lease	Springfield, IL	1,322	100.0%
Total			$62,495

(1) Properties were consolidated as of acquisition date.

On October 1, 2016, the Company early adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate do not meet the revised definition of a business and are treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs are no longer expensed as incurred and will now be capitalized as a component of the cost of the assets acquired.

The purchase prices were allocated to the net assets acquired, which also include asset acquisitions occurring on or after October 1, 2016, during the year ended December 31, 2016, as follows ($ in thousands):

Purchase Price Allocation

Land	$9,242
Building	39,609
Intangibles	15,854
Below Market Lease Intangibles	(2,210)
Total purchase price	$62,495

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2016 was 19.5 years.

During the year ended December 31, 2015, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

January 2015	Net Lease	Jacksonville, NC	$7,877	100.0%
January 2015	Net Lease	Iberia, MO	1,328	100.0%
January 2015	Net Lease	Isle, MN	1,078	100.0%
January 2015	Net Lease	Pine Island, MN	1,142	100.0%
January 2015	Net Lease	Kings Mountain, NC	21,241	100.0%
February 2015	Net Lease	Village of Menomonee Falls, WI	17,050	100.0%
February 2015	Net Lease	Rockland, MA	7,316	100.0%
February 2015	Net Lease	Crawfordsville, IA	6,000	100.0%
February 2015	Net Lease	Boardman Township, OH	5,400	100.0%
March 2015	Net Lease	Hilliard, OH	6,384	100.0%
March 2015	Net Lease	Weathersfield Township, OH	5,200	100.0%
March 2015	Net Lease	Rotterdam, NY	12,000	100.0%
March 2015	Net Lease	Wheaton, MO	970	100.0%
March 2015	Net Lease	Paynesville, MN	1,254	100.0%
March 2015	Net Lease	Loveland, CO	5,600	100.0%
March 2015	Net Lease	Battle Lake, MN	1,098	100.0%
March 2015	Net Lease	Yorktown, TX	1,207	100.0%
March 2015	Net Lease	St. Francis, MN	1,117	100.0%
May 2015	Net Lease	Red Oak, IA	1,185	100.0%
May 2015	Net Lease	Zapata, TX	1,150	100.0%
June 2015	Net Lease	Aurora, MN	952	100.0%
June 2015	Net Lease	Canyon Lake, TX	1,377	100.0%
June 2015	Net Lease	Wheeler, TX	1,075	100.0%
June 2015	Other	Grand Rapids, MI	9,300	97.0%
June 2015	Other	Grand Rapids, MI	6,300	97.0%
June 2015	Net Lease	Bridgeport, IL	1,186	100.0%
June 2015	Net Lease	Peoria, IL	1,226	100.0%
June 2015	Net Lease	Pleasanton, TX	1,316	100.0%
June 2015	Other	Wayne, NJ	9,700	100.0%
June 2015	Net Lease	Warren, MN	1,055	100.0%

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

June 2015	Net Lease	Tremont, IL	1,150	100.0%
August 2015	Net Lease	Ponce, Puerto Rico	8,900	100.0%
August 2015	Net Lease	Effingham County, IL	1,195	100.0%
August 2015	Net Lease	Lebanon, MI	1,200	100.0%
August 2015	Net Lease	Minot, ND	6,644	100.0%
August 2015	Net Lease	Floresville, TX	1,251	100.0%
August 2015	Net Lease	Kerrville, TX	1,174	97.0%
September 2015	Net Lease	De Soto, IL	1,066	97.0%
September 2015	Net Lease	Biscoe, NC	1,216	100.0%
September 2015	Net Lease	Moultrie, GA	1,305	100.0%
September 2015	Net Lease	Rose Hill, NC	1,420	100.0%
September 2015	Net Lease	Rockingham, NC	1,158	100.0%
October 2015	Net Lease	Wilmington, IL	1,309	100.0%
October 2015	Net Lease	Danville, IL	1,074	100.0%
October 2015	Net Lease	Bloomington, IL	1,193	100.0%
October 2015	Net Lease	Lincoln County , MO	1,072	100.0%
October 2015	Net Lease	Montrose, MN	1,167	100.0%
October 2015	Net Lease	Jenks, OK	12,160	100.0%
October 2015	Net Lease	Grove, OK	5,030	100.0%
October 2015	Net Lease	Farmington, IL	1,303	100.0%
October 2015	Net Lease	Bixby, OK	10,978	100.0%
October 2015	Net Lease	Rice, MN	1,200	100.0%
November 2015	Net Lease	Gordonville, MO	1,125	100.0%
December 2015	Net Lease	Malone, NY	1,466	100.0%
December 2015	Net Lease	Mercedes, TX	1,204	100.0%
December 2015	Net Lease	Albion, PA	1,525	100.0%
December 2015	Net Lease	Radford, VA	1,564	100.0%
December 2015	Net Lease	Rural Retreat, VA	1,399	100.0%
December 2015	Net Lease	Mount Vernon, AL	1,224	100.0%
Total purchases of real estate			$212,756
October 2015	Other	Carmel, NY	6,700	100.0%
Total real estate acquired via foreclosure			$6,700

Total real estate acquisitions			$219,456

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2015, as follows ($ in thousands):

Purchase Price Allocation

Land	$32,260
Building	166,556
Intangibles	32,084
Below Market Lease Intangibles	(11,444)
Total purchase price	$219,456

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2015 was 22.6 years.

During the year ended December 31, 2015, the Company acquired, via foreclosure, title to one commercial retail operating property, which had a total fair value of $6.7 million and previously served as collateral for mortgage loan receivables held for investment. The acquisition was accounted for at fair value on the date of foreclosure. This loan was not originated by the Company. Instead, it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price. A gain of $0.8 million on disposition of loan, representing the difference between the fair value of the property and the $5.9 million carrying value of the loan on the date of foreclosure, is included in fee and other income in the Company’s combined consolidated statement of income for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

August 2014	Net Lease	O'Fallon, IL	$8,000	100.0%
August 2014	Net Lease	El Centro, CA	4,277	100.0%
August 2014	Other	Richmond, VA	19,850	77.5%
August 2014	Net Lease	Conyers, GA	32,530	100.0%
September 2014	Other	St. Paul, MN	62,340	97.0%
October 2014	Net Lease	Bennett, CO	3,522	100.0%
October 2014	Net Lease	Memphis, TN	5,310	100.0%
November 2014	Net Lease	Ankemy, IA	16,510	100.0%
November 2014	Net Lease	Springfield, MO	11,675	100.0%
November 2014	Net Lease	Sheldon, IA	4,300	100.0%
November 2014	Net Lease	Cedar Rapids, IA	11,000	100.0%
November 2014	Net Lease	Fairfield, IA	10,695	100.0%
November 2014	Net Lease	Muscatine, IA	7,150	100.0%
November 2014	Net Lease	Owatonna, MN	9,970	100.0%
November 2014	Net Lease	Bellport, NY	18,100	100.0%
November 2014	Net Lease	Woodland Park, CO	3,969	100.0%
November 2014	Net Lease	Evansville, IN	9,000	100.0%
December 2014	Net Lease	Plattsmouth, NE	7,979	100.0%
December 2014	Net Lease	Worthington, MN	8,320	100.0%
Total			$254,497

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2014, as follows ($ in thousands):

Purchase Price Allocation

Land	$41,908
Building	168,714
Intangibles	48,819
Below Market Lease Intangibles	(4,944)
Total purchase price	$254,497

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2014 was 17.1 years.

Sales

The Company sold the following properties during the year ended December 31, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Mar 2016	Net Lease	Rockland, MA	7,922	7,210	712	1	—	—
Sep 2016	Net Lease	Crawfordsville, IN	6,192	5,726	466	1	—	—
Various	Condominium	Las Vegas, NV	34,049	18,907	15,142	—	73	59
Various	Condominium	Miami, FL	18,307	13,991	4,316	—	65	88
Totals			$66,470	$45,834	$20,636

The Company sold the following properties during the year ended December 31, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds		Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

May 2015	Net Lease	Plattsmouth, NE	$8,440		$7,983	$457		1	—	—
May 2015	Net Lease	Worthington, MN	8,793		8,321	472		1	—	—
May 2015	Net Lease	Loveland, CO	6,249		5,600	649		1	—	—
Sep 2015	Net Lease	Village of Menomonee Falls, WI	17,856	(1)	16,827	1,029	(2)	1	—	—
Nov 2015	Other	Minneapolis, MN	62,093	(3)	49,022	13,071	(4)	1	—	—
Various	Condominium	Las Vegas, NV	38,779		22,310	16,469		—	88	132
Various	Condominium	Miami, FL	29,924		22,942	6,982		—	99	153
Totals			$172,134		$133,005	$39,129	(5)

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
(5) Includes $0.2 million loss on sales of fixed assets, which is included in realized gain on sale of real estate, net on the Company’s combined consolidated statements of income.

The Company sold the following properties during the year ended December 31, 2014 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

May 2014	Net Lease	Tilton, NH	$8,432	$6,743	$1,689	1	—	—
Jun 2014	Other	Richmond, VA	16,754	15,643	1,111	1	—	—
Sep 2014	Net Lease	Yulee, FL	1,436	1,246	190	1	—	—
Sep 2014	Net Lease	Middleburg, FL	1,262	1,077	185	1	—	—
Sep 2014	Net Lease	Jonesboro, AR	9,413	8,016	1,397	1	—	—
Sep 2014	Net Lease	Mt. Juliet, TN	10,168	8,724	1,444	1	—	—
Various	Condominium	Las Vegas, NV	52,976	33,925	19,051	—	113	220
Various	Condominium	Miami, FL	23,003	18,310	4,693	—	72	252
Totals			$123,444	$93,684	$29,760

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the years ended December 31, 2016, 2015 and 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

Unaudited Pro Forma Information

The following unaudited pro forma information has been prepared based upon our historical combined consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the combined consolidated financial statements and notes thereto. The unaudited pro forma combined consolidated financial information reflects the 2016 acquisition adjustments made to present financial results as though the acquisition of such properties occurred on January 1, 2015, through the date of acquisition, the 2015 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2014, through the date of acquisition and the 2014 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2013, through the date of acquisition. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations ($ in thousands):

	Year Ended December 31, 2016
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$77,277	$2,473	$79,750
Net income (loss)	113,720	2,080	115,800
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	138	—	138
Net (income) loss attributable to noncontrolling interest in operating partnership	(47,131)	(865)	(47,996)
Net income attributable to Class A common shareholders	66,727	1,215	67,942

The Company recorded $2.8 million in revenues and $(0.3) million in earnings (losses) from its 2016 acquisitions for the year ended December 31, 2016, which are included in our combined consolidated statements of income.

	Year Ended December 31, 2015
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$80,465	$10,966	$91,431
Net income	146,134	7,363	153,497
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,568)	—	(1,568)
Net (income) loss attributable to noncontrolling interest in operating partnership	(70,745)	(3,334)	(74,079)
Net income attributable to Class A common shareholders	73,821	4,029	77,850

The Company recorded $14.0 million in revenues and $3.2 million in earnings from its 2015 acquisitions for the year ended December 31, 2015, which are included in our combined consolidated statements of income.

	Year Ended December 31, 2014
	Company Historical	Acquisitions	Consolidated Pro Forma

Operating lease income	$56,649	$34,446	$91,095
Net income	97,626	10,518	108,144
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	370	257	627
Net (income) loss attributable to predecessor unitholders	12,628	—	12,628
Net (income) loss attributable to noncontrolling interest in operating partnership	(66,437)	(4,922)	(71,359)
Net income attributable to Class A common shareholders	44,187	5,852	50,039

The Company recorded $7.3 million in revenues and $(1.6) million in earnings (losses) from its 2014 acquisitions for the year ended December 31, 2014, which are included in our combined consolidated statements of income.

The most significant adjustments made in preparing the unaudited pro forma information were to: (i) include the incremental operating lease income, (ii) include the incremental depreciation, and (iii) adjust for transaction costs associated with the properties acquired in 2016 as if they were incurred on January 1, 2015, the properties acquired in 2015 as if they were incurred on January 1, 2014 and the properties acquired in 2014 as if they were incurred on
January 1, 2013.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2016, the Company had an aggregate investment of $34.0 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2016 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $30.3 million. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2016 and 2015 ($ in thousands):

Entity	December 31, 2016	December 31, 2015

Ladder Capital Realty Income Partnership I LP	$—	$49
Grace Lake JV, LLC	3,719	2,891
24 Second Avenue Holdings LLC	30,306	30,857
Investment in unconsolidated joint ventures	$34,025	$33,797

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	Year Ended December 31,
Entity	2016	2015	2014

Ladder Capital Realty Income Partnership I LP	$892	$116	$1,090
Grace Lake JV, LLC	953	823	900
24 Second Avenue Holdings LLC	(1,419)	(568)	—
Earnings from investment in unconsolidated joint ventures	$426	$371	$1,990

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounted for its interest in LCRIP I using the equity method of accounting, as it exerted significant influence but the unrelated limited partners had substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and was entitled to a fee based upon the average net equity invested in LCRIP I, which was subject to a fee reduction in the event average net equity invested in LCRIP I exceeded $100.0 million. As discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during 2016 the Company recorded an additional return on equity of $0.9 million in this investment in unconsolidated joint venture predominately relating to prior years. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $6,905, $77,447 and $0.4 million, respectively, in management fees, which is reflected in fee and other income in the combined consolidated statements of income.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced, and the Company converted its interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake JV. The Company accounts for its interest in Grace Lake JV using the equity method of accounting, as it has a 25% investment, compared to the 75% investment of its operating partner and does not control the entity.

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. During the years ended December 31, 2016 and 2015, the Company recorded $1.4 million and $0.6 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the combined consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the years ended December 31, 2016 and 2015, the Company capitalized $0.9 million and $0.3 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the combined consolidated balance sheets. As of December 31, 2016 and 2015, 24 Second Avenue had $21.6 million and $13.1 million, respectively, of loans payable. As of December 31, 2016, the existing building has been demolished and we are anticipating completion in 2018. Our operating partner entered into a construction loan in the amount of $50.5 million to fund the project. As of December 31, 2016, draws of $21.6 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016	December 31, 2015

Total assets	$138,298	$131,214
Total liabilities	94,964	88,973
Partners’/members’ capital	$43,334	$42,241

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	Year Ended December 31,
	2016	2015	2014

Total revenues	$17,047	$18,886	$26,059
Total expenses	15,861	15,849	16,864
Net income	$1,186	$3,037	$9,195

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2016 and December 31, 2015 are as follows ($ in thousands):

December 31, 2016

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2016(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,604		$416,396	2.45% - 3.27%	10/30/2018	(2)	(3)	$292,628	$293,618
Committed Loan Repurchase Facility	450,000	184,158		265,842	2.95% - 3.70%	5/24/2017	(4)	(3)	286,848	288,267
Committed Loan Repurchase Facility	400,000	100,979		299,021	2.95% - 3.99%	4/9/2017	(5)	(6)	235,878	236,696
Committed Loan Repurchase Facility	100,000	27,132		72,868	2.90% - 3.13%	6/28/2019	—	(3)	36,166	36,410
Committed Loan Repurchase Facility	100,000	71,290		28,710	2.93% - 3.68%	8/2/2019	(7)	(3)	110,271	110,897
Total Committed Loan Repurchase Facilities	1,650,000	567,163		1,082,837					961,791	965,888
Committed Securities Repurchase Facility	400,000	228,317		171,683	1.00% - 2.59%	7/1/2018	N/A	(8)	272,402	272,402
Uncommitted Securities Repurchase Facility	N/A (9)	311,705		N/A (9)	1.00% - 2.41%	1/2017 - 3/2017	N/A	(8)	368,638	368,638
Total Repurchase Facilities	2,050,000	1,107,185		1,254,520					1,602,831	1,606,928
Revolving Credit Facility	143,000	25,000		118,000	3.16%	2/11/2017	(10)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	590,106	590,106		—	4.25% - 6.75%	2018 - 2026	N/A	(12)	757,468	875,160	(13)
Borrowings from the FHLB	1,998,931	1,660,000		338,931	0.43% - 2.74%	2017 - 2024	N/A	(14)	2,162,779	2,167,017
Senior Unsecured Notes	563,872	559,847	(15)	—	5.875% - 7.375%	2017 - 2021	N/A	N/A (16)	N/A (16)	N/A (16)
Total Debt Obligations	$5,345,909	$3,942,138		$1,711,451					$4,523,078	$4,649,105

(1)	December 31, 2016 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Three additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date, or if the lender consents, October 30, 2019, the initial extended maturity date.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(9)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(10)	Two additional 12-month extension periods at Company’s option.

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Real estate.

(13)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(14)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(15)	Presented net of unamortized debt issuance costs of $4.0 million at December 31, 2016.

(16)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2015

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2015(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$229,533		$370,467	2.08% - 2.93%	10/30/2016	(2)	(3)	$364,978	$366,676
Committed Loan Repurchase Facility	400,000	204,262		195,738	2.44% - 4.33%	4/10/2016	(4)	(5)	299,714	342,307	(6)
Committed Loan Repurchase Facility	450,000	269,779		180,221	2.58% - 4.33%	5/24/2016	(2)	(3)	436,901	466,640	(7)
Committed Loan Repurchase Facility	35,000	575		34,425	3.02%	10/24/2016	(8)	(9)	—	794	(10)
Total Committed Loan Repurchase Facilities	1,485,000	704,149		780,851					1,101,593	1,176,417
Committed Securities Repurchase Facility	300,000	161,887		138,113	0.88% - 1.34%	10/31/2016	N/A	(11)	193,530	193,530
Uncommitted Securities Repurchase Facility	N/A (12)	394,719		N/A (6)	0.73% - 2.02%	1/2016	N/A	(11)	458,615	458,615
Total Repurchase Facilities	1,785,000	1,260,755		918,964					1,753,738	1,828,562
Borrowings Under Credit Agreement	50,000	—		50,000		1/24/2016	N/A	(13)	—	—
Revolving Credit Facility	75,000	—		75,000		2/11/2017	(2)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	544,663	544,663		—	4.25% - 6.75%	2018 - 2025	N/A	(15)	711,090	788,369
Borrowings from the FHLB	2,237,113	1,856,700		380,413	0.28% - 2.74%	2016 - 2024	N/A	(13)	2,317,534	2,323,765
Senior Unsecured Notes	619,555	612,605	(16)	—	5.875% - 7.375%	2017 -2021	N/A	N/A (17)	N/A (17)	N/A (17)
Total Debt Obligations	$5,311,331	$4,274,723		$1,424,377					$4,782,362	$4,940,696

(1)	December 31, 2015 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Two additional 364-day periods at Company’s option.

(5)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Includes $36.5 million of loans made to consolidated subsidiaries.

(7)	Includes $28.2 million of loans made to consolidated subsidiaries.

(8)	Two 6-month extension periods.

(9)	First mortgage commercial real estate loans held for sale. It does not include the real estate collateralizing such loans.

(10)	Includes $0.8 million of loans made to consolidated subsidiaries.

(11)	Investment grade commercial real estate securities. It does not include the real estate collateralizing such securities.

(12)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(13)	First mortgage and mezzanine commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	Presented net of unamortized debt issuance costs of $6.9 million at December 31, 2015.

(17)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the December 31, 2016 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of December 31, 2016 and 2015.

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

On May 26, 2016, the Company entered into an amendment to its committed repurchase facility with a major banking institution to memorialize the replacement of the servicer under such facility.

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

On November 9, 2016, the Company entered into an amendment to its committed repurchase facility with a major banking institution to, among other things, extend the initial term to October 30, 2018 and add three (3) additional one year extension options to the term thereof, provided that the Company will not be permitted to obtain advances under such facility after October 30, 2018, or if the lender thereunder consents, October 30, 2019.

As of December 31, 2016, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.1 billion. As of December 31, 2016, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.5 million, or 5% of our total equity. As of December 31, 2016, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 31.1%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Borrowings under Credit Agreement

On January 24, 2013, the Company entered into a $50.0 million credit agreement with one of its multiple committed financing counterparties in order to finance its securities and lending activities (the “Credit Agreement”). LCFH is subject to customary affirmative covenants and negative covenants, including limitations on the assumption or incurrence of additional liens or debt, restrictions on certain payments or transfers of assets, and restrictions on the amendment of contracts or documents related to the assets under pledge. Under the Credit Agreement, LCFH is subject to customary financial covenants relating to maximum leverage, minimum tangible net worth, and minimum liquidity consistent with our other credit facilities. The Company’s ability to borrow under the Credit Agreement is dependent on, among other things, LCFH’s compliance with the financial covenants. The Company believed it was in compliance with all covenants as of December 31, 2015. The Credit Agreement matured on June 23, 2016 with no further extension options.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in this Annual Report, the Company considers its committed loan master repurchase facilities, borrowings under the Credit Agreement and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of December 31, 2016, 2015 and 2014, the amount of unamortized costs relating to such facilities are $4.9 million, $3.4 million and $4.0 million, respectively, and are included in other assets in the combined consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 70% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the years ended December 31, 2016, 2015 and 2014, the Company executed 18, 36 and 5 term debt agreements, respectively, to finance properties in its real estate portfolio. These nonrecourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2026 as of December 31, 2016. These loans have carrying amounts of $590.1 million, $544.7 million and $447.4 million, net of unamortized premiums of $5.6 million, $6.1 million and $5.3 million at December 31, 2016, 2015 and 2014, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.9 million, $0.9 million and $0.6 million of premium amortization, which decreased interest expense, for the years ended December 31, 2016, 2015 and 2014, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $757.5 million and $711.1 million as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, Tuebor had $1.7 billion of borrowings outstanding (with an additional $338.9 million of committed term financing available from the FHLB), with terms of overnight to seven years (with a weighted average of 2.4 years), interest rates of 0.43% to 2.74% (with a weighted average of 1.12%), and advance rates of 49.6% to 95.2% of the collateral. As of December 31, 2016, collateral for the borrowings was comprised of $1.4 billion of CMBS and U.S. Agency Securities and $724.0 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $349.9 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2016.

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

FHLB advances amounted to 42.1% of the Company’s outstanding debt obligations as of December 31, 2016. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after April 1, 2017, the 2017 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On November 5, 2014, the board of directors authorized the Company to make up to $325.0 million in repurchases of the 2017 Notes from time to time without further approval.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the year ended December 31, 2106, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. The remaining $297.7 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2020, the 2021 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. The remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

LCFH issued the 2021 Notes and the 2017 Notes (collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2016, the Company has a 65.3% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s combined consolidated financial statements and LCFH’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $4.0 million and $6.9 million are included in senior unsecured notes as of December 31, 2016 and 2015, respectively.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2017	$1,759,701
2018	734,469
2019	79,770
2020	113,802
2021	337,441
Thereafter	915,409
Subtotal	$3,940,592
Debt issuance costs included in senior unsecured notes	(4,025)
Premiums included in mortgage loan financing	5,571
Total	3,942,138

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2017 include $1.5 billion relating to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of December 31, 2016.

The Company is currently evaluating plans to address the $291.5 million of 2017 Notes. The Company may utilize a combination of the existing corporate cash balances it maintains at banks and a mix of (1) draws on our revolving credit facility; (2) net proceeds from the sales of securities that can be converted to cash; (3) proceeds from potential capital markets transactions off of our existing shelf  or in private transactions (e.g., corporate note obligations, equity, other instruments); (4) draws against repurchase facilities that hold eligible collateral with available capacity for additional draws; (5) proceeds from mortgage borrowings secured by our currently unencumbered real estate assets; and (6) other sources including cash flows from normal operations. Accordingly, management believes the Company has the ability to meet these contractual obligations as they come due.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $899.4 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2016.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2016 and 2015 are as follows ($ in thousands):

December 31, 2016

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,676,680		$1,698,276	$1,701,395	Internal model, third-party inputs	2.81%	3.55
CMBS interest-only(1)	8,160,458	(2)	343,534	342,171	Internal model, third-party inputs	3.45%	2.99
GNMA interest-only(3)	478,577	(2)	18,994	16,821	Internal model, third-party inputs	4.19%	4.44
Agency securities(1)	774		802	780	Internal model, third-party inputs	1.29%	3.27
GNMA permanent securities(1)	38,327		39,145	39,780	Internal model, third-party inputs	3.80%	10.30
Mortgage loan receivables held for investment, at amortized cost	2,011,309		1,996,095	2,014,973	Discounted Cash Flow(4)	7.17%	1.66
Mortgage loan receivables held for sale	360,518		357,882	359,897	Internal model, third-party inputs(5)	4.20%	4.55
FHLB stock(6)	77,915		77,915	77,915	(6)	4.25%	N/A
Nonhedge derivatives(1)(7)	847,000		N/A	5,018	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	629,430		629,430	629,430	Discounted Cash Flow(8)	2.10%	0.18
Repurchase agreements - long-term	477,756		477,756	477,756	Discounted Cash Flow(9)	2.00%	1.70
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(10)	3.16%	0.12
Mortgage loan financing	589,152		590,106	595,778	Discounted Cash Flow(9)	4.85%	7.15
Borrowings from the FHLB	1,660,000		1,660,000	1,662,178	Discounted Cash Flow	1.12%	2.42
Senior unsecured notes	563,872		559,847	550,562	Broker quotations, pricing services	6.67%	2.81
Nonhedge derivatives(1)(7)	100,400		N/A	3,446	Counterparty quotations	N/A	3.21

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(9)
For repurchase agreements - long term and mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2016 and 2015 ($ in thousands):

December 31, 2016

Financial Instruments Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,676,680		$—	$—	$1,701,395	$1,701,395
CMBS interest-only(1)	8,160,458	(2)	—	—	342,171	342,171
GNMA interest-only(3)	478,577	(2)	—	—	16,821	16,821
Agency securities(1)	774		—	—	780	780
GNMA permanent securities(1)	38,327		—	—	39,780	39,780
Nonhedge derivatives(4)	847,000		—	5,018	—	5,018
			$—	$5,018	$2,100,947	$2,105,965
Liabilities:
Nonhedge derivatives(4)	100,400		$—	$3,446	$—	$3,446

Financial Instruments Not Reported at Fair Value on Combined Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$2,011,309		$—	$—	$2,014,973	$2,014,973
Mortgage loan receivable held for sale	360,518		—	—	359,897	359,897
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,452,785	$2,452,785
Liabilities:						0
Repurchase agreements - short-term	629,430		$—	$—	$629,430	$629,430
Repurchase agreements - long-term	477,756		—	—	477,756	477,756
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	589,152		—	—	595,778	595,778
Borrowings from the FHLB	1,660,000		—	—	1,662,178	1,662,178
Senior unsecured notes	563,872		—	—	550,562	550,562
			$—	$—	$3,940,704	$3,940,704

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the combined consolidated statements of financial condition for the years ended December 31, 2016 and 2015 ($ in thousands):

Level 3	2016	2015

Balance at January 1,	$2,407,217	$2,683,745
Transfer from level 2	—	86,576
Purchases	977,456	720,010
Sales	(539,295)	(839,868)
Paydowns/maturities	(684,143)	(160,612)
Amortization of premium/discount	(76,475)	(70,763)
Unrealized gain/(loss)	8,463	(36,610)
Realized gain/(loss) on sale	7,724	24,739
Balance at December 31,	$2,100,947	$2,407,217

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2016

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,701,395		Discounted cash flow	Yield (4)	1.35%	2.87%	9.18%
				Duration (years)(5)	0.04	3.55	9.01
CMBS interest-only (1)	342,171	(2)	Discounted cash flow	Yield (4)	2.84%	4.04%	4.8%
				Duration (years)(5)	0.00	2.99	4.37
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	16,821	(2)	Discounted cash flow	Yield (4)	0.87%	7.22%	48.64%
				Duration (years)(5)	1.69	4.44	20.66
				Prepayment speed (CPJ)(5)	5.00	13.80	35.00
Agency securities (1)	780		Discounted cash flow	Yield (4)	1.4%	2.17%	2.63%
				Duration (years)(5)	2.61	3.27	4.39
GNMA permanent securities (1)	39,780		Discounted cash flow	Yield (4)	2.63%	3.65%	6.92%
				Duration (years)(5)	1.92	10.30	15.66
Total	$2,100,947

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

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of December 31, 2016 and 2015 ($ in thousands):

December 31, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$602,200	$3,210	$2	0.25
10-year Swap	226,700	1,674	266	0.25
5-year U.S. Treasury Note	21,800	93	—	0.25
10-year U.S. Treasury Note Ultra	3,200	38	—	0.25
Total futures	853,900	5,015	268
Swaps
3 Month LIBOR(2)	50,000	—	2,697	3.72
Credit derivatives
CMBX	10,000	3	—	5.08
CDX	33,500	—	481	1.97
Total credit derivatives	43,500	3	481
Total derivatives	$947,400	$5,018	$3,446

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

December 31, 2015

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	670,100	2,122	—	0.25
10-year Swap	477,900	463	1,451	0.25
5-year U.S. Treasury Note	800	3	—	0.25
10-year U.S. Treasury Note	600	3	—	0.25
Total futures	1,149,400	2,591	1,451
Swaps
3 Month LIBOR(2)	50,000	—	3,686	4.72
Credit Derivatives
CMBX	10,000	230	—	5.59
CDX	33,500	—	367	2.92
Total credit derivatives	43,500	230	367
Total derivatives	$1,242,900	$2,821	$5,504

(1)  Shown as derivative instruments, at fair value, in the accompanying combined consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the combined consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014($ in thousands):

	Year Ended December 31, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$3,608	$(3,954)	$(346)
Swaps	956	(1,264)	(308)
Credit Derivatives	(340)	(415)	(755)
Total	$4,224	$(5,633)	$(1,409)

	Year Ended December 31, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$9,214	$(46,816)	$(37,602)
Swaps	661	(1,992)	(1,331)
Credit Derivatives	307	(311)	(4)
Total	$10,182	$(49,119)	$(38,937)

	Year Ended December 31, 2014
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$(7)	$(7)
Futures	$(16,065)	$(74,946)	$(91,011)
Swaps	1,780	(5,161)	(3,381)
Credit Derivatives	(86)	(313)	(399)
Total	$(14,371)	$(80,427)	$(94,798)

The Company’s counterparties held $11.3 million and $18.9 million of cash margin as collateral for derivatives as of December 31, 2016 and 2015, respectively, which is included in cash collateral held by broker in the combined consolidated balance sheets.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives.  As of December 31, 2016 and 2015, the Company was in compliance with these requirements and not in default on its indebtedness.  As of December 31, 2016 and 2015, there was $6.2 million and $5.9 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in cash collateral held by brokers in the combined consolidated statements of financial condition.  No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2016 and 2015. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2016
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$5,018	$—	$5,018	$—	$—	$5,018
Total	$5,018	$—	$5,018	$—	$—	$5,018

(1) Included in cash collateral held by broker on combined consolidated balance sheets.

As of December 31, 2016
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$3,446	$—	$3,446	$—	$3,446	—
Repurchase agreements	1,107,185	—	1,107,185	1,107,185	—	—
Total	$1,110,631	$—	$1,110,631	$1,107,185	$3,446	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2016 and 2015 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the combined consolidated financial statements as it has elected gross presentation.

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

During the year ended December 31, 2016, 10,521,149 Series REIT LP Units and 10,521,149 Series TRS LP Units were collectively exchanged for 10,521,149 shares of Class A common stock and 10,521,149 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. During the year ended December 31, 2015, the Company repurchased 84,203 shares of Class A common stock at an average of $11.81 per share for a total aggregate purchase price of $1.0 million. All repurchased shares are recorded in treasury stock at cost. As of December 31, 2016, the Company has a remaining amount available for repurchase of $44.4 million, which represents 4.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.72 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2016 and 2015 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2016		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2014		$50,000
Additional authorizations		—
Repurchases paid	84,203	(994)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2015		$49,006

(1)         Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in an amount approximating the REIT’s net taxable income.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460
Total	$1.285

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450
Total	$2.225

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2016 and 2015:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain

March 10, 2016	April 1, 2016		$0.275	$0.254	$—	$0.021	$—
June 13, 2016	July 1, 2016		0.275	0.254	—	0.021	—
September 12, 2016	October 3, 2016		0.275	0.254	—	0.021	—
December 27, 2016	January 24, 2017	(1)	0.401	0.370	—	0.031	—
Total			$1.226	$1.132	$—	$0.094	$—

(1)      $0.401 of the $0.460 fourth quarter dividend paid on January 24, 2017 is considered a 2016 dividend for U.S. federal income tax purposes. $0.059 is considered a 2017 dividend for U.S. federal income tax purposes and will be reflected in 2017 tax reporting.

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

(1)       For 2015, Qualified Dividends represents the portion of total Ordinary Dividends which constitutes “qualified dividend income,” as defined by the Internal Revenue Code.
(2)       For 2015, Unrecaptured 1250 Gain represents the portion of total Capital Gain which constitutes gain required to be taxed as “Unrecaptured Section 1250 Gain,” as defined by the Internal Revenue Code.
(3)      The fourth quarter dividend paid on January 21, 2016 is considered a 2015 dividend for U.S. federal income tax purposes.

Stock Dividend and Distribution of Accumulated Earnings and Profits

In order to qualify as a REIT the Company must annually distribute at least 90% of its taxable income. In addition, the Company was required to make a one-time distribution of its undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 (the “E&P Distribution”). The E&P Distribution requirement was $48.3 million or $0.90 per share. Pursuant to the terms of an IRS private letter ruling (the “Private Letter Ruling”), the Company elected, subject to the cash/stock election by its shareholders described below, to pay its fourth quarter 2015 and 2016 dividends in a mix of cash and stock and have such dividends be treated as a taxable distribution to its shareholders for U.S. federal income tax purposes.

In order to comply with the Private Letter Ruling, shareholders had the option to elect to receive the fourth quarter 2015 and 2016 dividends in all cash (a “Cash Election”), or all shares of Ladder’s Class A common stock (a “Share Election”). Shareholders who did not return an election form, or who otherwise failed to properly complete an election form, were deemed to have made a Share Election. The total amount of cash paid to all shareholders was limited to a maximum of 20% of the total value of each of the fourth quarter 2015 and 2016 dividends (the “Cash Amount”). The aggregate amount of the dividends owed to shareholders who made Cash Elections exceeded the Cash Amount, and accordingly, the Cash Amount was prorated among such shareholders, with the remaining portion of the fourth quarter 2015 or 2016 dividend, as applicable, paid to such shareholders in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. Shareholders making Stock Elections received the full amount of the dividend in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. The Company believes that the total value of its 2015 dividends was sufficient to fully distribute its 2015 taxable income and its accumulated earnings and profits.

On January 24, 2017, the Company paid an aggregate of $20.8 million in cash to its Class A shareholders, accrued for dividends payable on unvested restricted stock and unvested options with dividend equivalent rights of $0.7 million and issued 815,819 shares of its Class A common stock, equivalent to $11.5 million, in connection with the fourth quarter 2016 dividend totaling $0.46 per share. The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2016 dividend was determined based on shareholder elections and the volume weighted average price of $14.06 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 12, 2017, the date that election forms were due. The Company also issued 432,314 shares of its Class B common stock and each of Series REIT and Series TRS of LCFH issued 1,248,133 of their respective Series LP units corresponding to the aggregate number of Class A and Class B shares issued by the Company. The Company believes that the total value of its 2016 dividend was sufficient to fully distribute its 2016 taxable income.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	3,420	5,099	8,519
Exchange of noncontrolling interest for common stock	1,202	(1,202)	—
Rebalancing of ownership percentage between Company and Operating Partnership	299	(299)	—
December 31, 2016	$1,365	$759	$2,124

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2014	$15,656	$14,494	$30,150
Other comprehensive income (loss)	(20,046)	(16,499)	(36,545)
Exchange of noncontrolling interest for common stock	645	(645)	—
Rebalancing of ownership percentage between Company and Operating Partnership	189	(189)	—
December 31, 2015	$(3,556)	$(2,839)	$(6,395)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2013	$—	$12,134	$12,134
Other comprehensive income (loss)	488	17,528	18,016
Exchange of capital for common stock	14,874	(14,874)	—
Exchange of noncontrolling interest for common stock	324	(324)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(30)	30	—
December 31, 2014	$15,656	$14,494	$30,150

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

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2016, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $8.1 million as of December 31, 2016. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s combined consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates seven ventures in which there are other noncontrolling investors, which own between 1.2% - 22.5% of such ventures. These ventures hold investments in eight office buildings, one warehouse, one shopping center and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2016 and 2015 and the period February 11, 2014 through December 31, 2014 consist of the following:

($ in thousands except share amounts)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period February 11, 2014 through December 31, 2014

Basic Net income (loss) available for Class A common shareholders	$66,727	$73,821	$44,187
Diluted Net income (loss) available for Class A common shareholders	$114,156	$73,821	$84,228
Weighted average shares outstanding
Basic	61,998,089	51,702,188	49,296,417
Diluted	107,638,788	51,870,808	97,583,310

Net income per share information is not applicable for reporting periods prior to February 11, 2014. The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2016 and 2015 and the period February 11, 2014 through December 31, 2014 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the years ended December 31, 2016 and 2015 and the period February 11, 2014 through December 31, 2014, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the years ended December 31, 2016 and 2015 and the period February 11, 2014 through December 31, 2014, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the years ended December 31, 2016 and 2015 and the period February 11, 2014 through December 31, 2014, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the years ended December 31, 2016 and 2015 and the period February 11, 2014 through December 31, 2014, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period February 11, 2014 through December 31, 2014

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$66,727	$73,821	$44,187
Denominator:
Weighted average number of shares of Class A common stock outstanding	61,998,089	51,702,188	49,296,417
Basic net income (loss) per share of Class A common stock	$1.08	$1.43	$0.90

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$66,727	$73,821	$44,187
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	47,130	—	66,437
Additional corporate tax (expense) benefit	299	—	(26,396)
Diluted net income (loss) attributable to Class A common shareholders	$114,156	$73,821	$84,228
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	61,998,089	51,702,188	49,296,417
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	45,118,668	—	48,145,875
Incremental shares of unvested Class A restricted stock	522,031	168,620	141,018
Diluted weighted average number of shares of Class A common stock outstanding	107,638,788	51,870,808	97,583,310
Diluted net income (loss) per share of Class A common stock	$1.06	$1.42	$0.86

For the year ended December 31, 2016, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

2014 Restricted Stock Awards in Connection with the IPO Transactions

In connection with the IPO Transactions, restricted stock awards were granted to members of management and certain employees (the “Grantees”) with an aggregate value of $27.5 million which represents 1,619,865 shares of restricted Class A common stock (the “IPO Restricted Stock Awards”). Fifty percent of each IPO Restricted Stock Award was made subject to time-based vesting criteria, and the remaining 50% of each IPO Restricted Stock Award was made, subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris is scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to his continued employment on the applicable vesting dates. Twenty-five percent of the time-vesting restricted stock granted to the other Grantees was scheduled to vest in full on the 18-month anniversary of the date of grant, and the remaining 75% is scheduled to vest in full on the three-year anniversary of the date of grant, subject to continued employment on the applicable vesting date. The performance-vesting restricted stock is scheduled to vest in three equal installments on December 31 of each of 2014, 2015 and 2016, if the Company achieves a return on equity, based on Core Earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”). If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “Core Earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met its performance criteria for the years ended December 31, 2016, 2015 and 2014.

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

2015 Annual Restricted Stock Awards and Annual Option Awards

Members of management are eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2015, Annual Restricted Stock Awards were granted to our executive officers (each, a “Management Grantee”) with an aggregate value of $12.6 million which represents 688,400 shares of restricted Class A common stock in connection with 2014 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to specified performance-based vesting criteria. The time-vesting restricted stock granted to Brian Harris and the other Management Grantees will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2015, 2016 and 2017 if the Company achieves the Performance Target for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year. If the term “Core Earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met its performance criteria for the years ended December 31, 2016 and 2015.

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

2016 Annual Restricted Stock Awards and Annual Option Awards

On February 18, 2016, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $9.1 million which represents 793,598 shares of restricted Class A common stock in connection with 2015 compensation. These awards are subject to the same terms and conditions as the 2015 Annual Restricted Stock Awards, except that the relevant vesting periods begin in 2016, rather than in 2015. The Company met its performance criteria for the year ended December 31, 2016.

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

On February 18, 2016, Annual Stock Option Awards were granted to Management Grantees with an aggregate grant date fair value of $1.0 million, which represents 289,326 shares of Class A common stock subject to the Annual Stock Option Awards. The stock option awards are subject to the same terms and conditions as those granted in 2015 except that the vesting period commenced in 2016 and the 2016 stock option awards included dividend equivalent rights. The actual grant date fair values of the Annual Option Awards granted to our Management Grantees were computed in accordance with FASB ASC Topic 718 using the Black Scholes model based on the following assumptions: (1) risk-free rate of 1.5%; (2) dividend yield of 9.8%; (3) expected life of six years; and (4) volatility of 48.0%.

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

The Company recognized equity-based compensation expense of $17.6 million, $13.8 million and $14.5 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the grants is presented below ($ in thousands):

	Year Ended December 31,
	2016		2015		2014
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	793,598	$9,118	726,327	$13,353	1,687,513	$28,637
Grants - Class A Common Stock (restricted) dividends	166,934	1,908	—	—	—	—
Stock Options	380,949	1,356	670,256	1,441	—	—

Amortization to compensation expense
Predecessor compensation expense		$—		$—		$(290)
LP Units compensation expense		—		(124)		(2,052)
Ladder compensation expense		(17,640)		(13,664)		(12,109)
Total amortization to compensation expense		$(17,640)		$(13,788)		$(14,451)

The table below presents the number of unvested shares and outstanding stock options at December 31, 2016 and changes during 2016 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO.

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2015	1,334,369	601,186	504
Granted	960,532	380,949	—
Exercised		—
Vested	(770,568)		(504)
Forfeited	(48,467)	—	—
Expired		—
Nonvested/Outstanding at December 31, 2016	1,475,866	982,135	—

Exercisable at December 31, 2016		230,936

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

At December 31, 2016 there was $6.1 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 26 months, with a weighted-average remaining vesting period of 19.3 months.

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
As of December 31, 2016, there are 373,871 phantom units outstanding, all of which are vested, resulting in a liability of $6.1 million, which is included in accrued expenses on the combined consolidated balance sheets. As of December 31, 2015, there are 555,318 phantom units outstanding, of which 60,899 are unvested, resulting in a liability of $6.9 million, which is included in accrued expenses on the combined consolidated balance sheets.

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

As of December 31, 2016, there are 273,709 phantom units outstanding, of which 134,281 are unvested, resulting in a liability of $3.6 million, which is included in accrued expenses on the combined consolidated balance sheets. As of December 31, 2015, there are 131,901 phantom units outstanding, of which 87,934 are unvested, resulting in a liability of $1.6 million, which is included in accrued expenses on the combined consolidated balance sheets.

Bonus Payments

On February 8, 2017, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2016 and paid to employees in full on February 21, 2017. On February 10, 2016, the board of directors of Ladder Capital Corp approved 2015 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of December 31, 2015 and paid to employees in full on February 17, 2016. During the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense of $29.2 million, $34.4 million and $47.8 million, respectively, related to bonuses.

15. INCOME TAXES

Prior to February 11, 2014, the Company had not been subject to U.S. federal income taxes as the predecessor entity was a Limited Liability Limited Partnership (“LLLP”), but had been subject to the New York City Unincorporated Business Tax (“NYC UBT”). As a result of the IPO, a portion of the Company’s income was subject to U.S. federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to NYC UBT. Other than as described below, the Company is operating as a REIT effective January 1, 2015, the Company’s income will generally no longer be subject to U.S. federal, state and local corporate income taxes to the extent such income is distributed to shareholders.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2016	2015	2014

Current expense (benefit)
U.S. Federal	$(386)	$9,020	$23,609
State and local	4,838	2,637	10,170
Total current expense (benefit)	4,452	11,657	33,779
Deferred expense (benefit)
U.S. Federal	1,417	2,247	(4,357)
State and local	451	653	(2,817)
Total deferred expense (benefit)	1,868	2,900	(7,174)
Provision for income tax expense (benefit)	$6,320	$14,557	$26,605

There were $0.8 million, corporate taxes payable (receivable) as of December 31, 2016. Corporate taxes payable (receivable) as of December 31, 2015 were $4.3 million. There were $0.4 million NYC UBT taxes payable (receivable) at December 31, 2016. NYC UBT taxes payable (receivable) at December 31, 2015 were $1.1 million. Prepaid corporate taxes as of December 31, 2016 and December 31, 2015 were $13.4 million and $12.5 million, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016		2015	2014

US statutory tax rate	35.00%		35.00%	35.00%
REIT income not subject to corporate income tax	(34.38)%		(32.37)%	—%
Increase due to state and local taxes	4.41%	(1)	1.40%	3.78%
Deferred tax asset write-off upon conversion to REIT	—%		1.44%	—%
Change in valuation allowance	0.42%		3.29%	—%
Other	(0.19)%		0.39%	(17.37)%
Effective income tax rate	5.26%		9.15%	21.41%

(1)	The increase in state taxes shown above is primarily related to additional tax expense of $3.3 million pertaining to a New York State tax audit, further discussed below.

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2016 and 2015, the Company’s net deferred tax assets were $2.1 million and $5.0 million, respectively, and are included in other assets in the Company’s combined consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2016	December 31, 2015

Deferred Tax Assets
Basis difference in operating partnerships	$2,023	$3,998
Unrealized gains (losses)	99	971
Unrealized gains (losses) - derivatives	5,668	5,239
Valuation allowance	(5,668)	(5,239)
Total Deferred Tax Assets	$2,122	$4,969

As of December 31, 2016 and 2015, the Company had a deferred tax asset of $5.7 million and $5.2 million, respectively, relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2016, the tax years 2012, 2013, 2014 and 2015 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities in the IPO Reorganization Transactions. The related acquisition agreements provided an indemnification to the Company by the transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities (which are now wholly owned). As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. The settlement was finalized during the three months ended December 31, 2016. Pursuant to the indemnification, Management expected to recover such amounts and, accordingly, recorded fee and other income in the amount of $3.3 million as well as a corresponding receivable from the indemnity counterparties. As of December 31, 2016, the Company had recovered $0.5 million, and as of January 31, 2017, the Company recovered all amounts owed by the indemnity counterparties. The IRS has recently begun a routine audit of the Company’s U.S. federal income tax return for tax year 2014. The Company does not expect the audit to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of December 31, 2016 and 2015, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s combined consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2016 and 2015, the Company has not recognized any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of December 31, 2016 and December 31, 2015, pursuant to the Tax Receivable Agreement, the Company had $2.5 million and $1.9 million, respectively, included in amount payable pursuant to tax receivable agreement in the combined consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

16. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the combined consolidated balance sheets. Members of senior management have also invested $1.6 million in aggregate in the Fund since inception. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On May 20, 2015, the Company provided a $25.0 million, 9.0% fixed rate, approximately one year, interest-only mezzanine loan, to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization. The loan, which was approved by the Audit Committee and Risk and Underwriting Committee in accordance with the Company’s policies regarding related party transactions, was secured by Borrower’s ownership interest in Durst Halletts Member LLC (“Guarantor”). Borrower and Guarantor indirectly own a controlling interest in the three entities that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have a controlling interest in Borrower and Guarantor. The loan matured on and was repaid in full as of June 3, 2016. For the years ended December 31, 2016 and 2015, the Company earned $1.0 million and $1.4 million, respectively, in interest income related to this loan.

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

The Company incurred no fees for the years ended December 31, 2016 and 2015, for loans originated in accordance with this agreement. The Company incurred $0.4 million in fees for the year ended December 31, 2014. As of December 31, 2016 and 2015, $0.3 million was payable to Meridian pursuant to this agreement and included in accrued expenses in the combined consolidated statements of financial condition.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space was recorded in other income on the combined consolidated statements of income. In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $1.2 million, $1.5 million and $1.8 million, of rental expense for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in operating expenses in the combined consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2017	$1,249
2018	1,206
2019	1,180
2020	1,180
2021	1,180
Thereafter	99
Total	$6,094

GNMA Construction Loan Securities

The Company commits to purchase GNMA construction loan securities over a typical period of six to twelve months. As of December 31, 2016, the Company had no commitment to purchase these securities. As of December 31, 2015, the Company’s commitment to purchase these securities at a fixed price of $102.0 was $28.8 million, of which $26.7 million was funded, with $2.1 million remaining to be funded. The fair value of those commitments at December 31, 2015 was $54,273, as determined by market activity and third-party market quotes and as adjusted for estimated liquidity discounts. The fair value of these commitments is included in real estate securities, available-for-sale on the combined consolidated balance sheets.

Unfunded Loan Commitments

As of December 31, 2016, the Company’s off-balance sheet arrangements consisted of $147.7 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which consisted of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. As of December 31, 2015, the Company’s off-balance sheet arrangements consisted of $112.8 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $111.4 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the combined consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2016
Interest income	$161,315	$74,987	$10	$60	$236,372
Interest expense	(25,531)	(9,740)	(25,333)	(60,223)	(120,827)
Net interest income (expense)	135,784	65,247	(25,323)	(60,163)	115,545
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	135,484	65,247	(25,323)	(60,163)	115,245

Operating lease income	—	—	77,277	—	77,277
Tenant recoveries	—	—	5,958	—	5,958
Sale of loans, net	26,009	—	—	—	26,009
Realized gain on securities	—	7,724	—	—	7,724
Unrealized gain (loss) on Agency interest-only securities	—	(56)	—	—	(56)
Realized gain (loss) on sale of real estate, net	—	—	20,636	—	20,636
Fee and other income	7,547	—	7,253	6,565	21,365
Net result from derivative transactions	8,371	(9,780)	—	—	(1,409)
Earnings from investment in unconsolidated joint ventures	—	—	(466)	892	426
Gain (loss) on extinguishment of debt	—	—	—	5,382	5,382
Total other income (expense)	41,927	(2,112)	110,658	12,839	163,312

Salaries and employee benefits	(11,000)	—	—	(53,270)	(64,270)
Operating expenses	—	—	—	(20,552)	(20,552)
Real estate operating expenses	—	—	(29,953)	—	(29,953)
Real estate acquisition costs	—	—	(592)	—	(592)
Fee expense	(2,343)	(166)	(618)	(576)	(3,703)
Depreciation and amortization	—	—	(39,354)	(93)	(39,447)
Total costs and expenses	(13,343)	(166)	(70,517)	(74,491)	(158,517)

Tax (expense) benefit	—	—	—	(6,320)	(6,320)
Segment profit (loss)	$164,068	$62,969	$14,818	$(128,135)	$113,720

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2015
Interest income	$165,403	$76,083	$—	$53	$241,539
Interest expense	(24,039)	(7,256)	(23,873)	(58,135)	(113,303)
Net interest income (expense)	141,364	68,827	(23,873)	(58,082)	128,236
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	140,764	68,827	(23,873)	(58,082)	127,636

Operating lease income	—	—	80,465	—	80,465
Tenant recoveries	—	—	9,907	—	9,907
Sale of loans, net	71,066	—	—	—	71,066
Realized gain on securities	—	24,007	—	—	24,007
Unrealized gain (loss) on Agency interest-only securities	—	(1,249)	—	—	(1,249)
Realized gain on sale of real estate, net	2,346	—	38,040	—	40,386
Fee and other income	5,999	230	5,989	2,987	15,205
Net result from derivative transactions	(12,609)	(26,328)	—	—	(38,937)
Earnings from investment in unconsolidated joint ventures	—	—	255	116	371
Total other income	66,802	(3,340)	134,656	3,103	201,221

Salaries and employee benefits	(16,531)	—	—	(45,081)	(61,612)
Operating expenses	381	—	—	(25,484)	(25,103)
Real estate operating expenses	—	—	(35,886)	—	(35,886)
Real estate acquisition costs	—	—	(1,982)	(1)	(1,983)
Fee expense	(1,693)	(40)	(470)	(2,318)	(4,521)
Depreciation and amortization	—	—	(38,953)	(108)	(39,061)
Total costs and expenses	(17,843)	(40)	(77,291)	(72,992)	(168,166)

Tax (expense) benefit	—	—	—	(14,557)	(14,557)
Segment profit (loss)	$189,723	$65,447	$33,492	$(142,528)	$146,134

Total assets as of December 31, 2015	$2,310,409	$2,407,217	$868,528	$309,058	$5,895,212

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2014
Interest income	$113,943	$73,331	$—	$51	$187,325
Interest expense	(13,205)	(6,588)	(15,984)	(41,797)	(77,574)
Net interest income (expense)	100,738	66,743	(15,984)	(41,746)	109,751
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	100,138	66,743	(15,984)	(41,746)	109,151

Operating lease income	—	—	56,649	—	56,649
Tenant recoveries	—	—	9,183	—	9,183
Sale of loans, net	145,275	—	—	—	145,275
Gain on securities	—	26,977	—	—	26,977
Unrealized gain (loss) on Agency interest-only securities	—	2,144	—	—	2,144
Sale of real estate, net	1,525	—	28,235	—	29,760
Fee and other income	3,854	—	5,374	2,476	11,704
Net result from derivative transactions	(34,599)	(60,199)	—	—	(94,798)
Earnings from investment in unconsolidated joint ventures	—	—	900	1,090	1,990
Gain on assignment of mortgage loan financing	—	—	432	—	432
Loss on extinguishment of debt	—	—	—	(150)	(150)
Total other income	116,055	(31,078)	100,773	3,416	189,166

Salaries and employee benefits	(22,400)	—	—	(59,744)	(82,144)
Operating expenses	235	—	—	(25,633)	(25,398)
Real estate operating expenses	—	—	(32,670)	—	(32,670)
Real estate acquisition costs	—	—	(2,400)	(4)	(2,404)
Fee expense	(2,172)	(65)	(83)	(703)	(3,023)
Depreciation and amortization	—	—	(28,271)	(176)	(28,447)
Total costs and expenses	(24,337)	(65)	(63,424)	(86,260)	(174,086)

Tax (expense) benefit	—	—	—	(26,605)	(26,605)
Segment profit (loss)	$191,856	$35,600	$21,365	$(151,195)	$97,626

Total assets as of December 31, 2014	$1,939,008	$2,815,566	$771,129	$288,532	$5,814,235

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $34.0 million and $33.7 million as of December 31, 2016 and 2015, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to combined consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in unconsolidated joint ventures of $48,771 as of December 31, 2015, the Company’s investment in FHLB stock of $77.9 million as of December 31, 2016 and 2015, the Company’s deferred tax asset of $2.1 million and $5.0 million as of December 31, 2016 and 2015, respectively and the Company’s senior unsecured notes of $559.8 million and $612.6 million as of December 31, 2016 and 2015, respectively.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes the combined consolidated quarterly financial information for the Company ($ in thousands except per share and dividend amounts):

	Q4 2016(1)		Q3 2016	Q2 2016	Q1 2016(1)

Interest income	$60,721		$60,284	$55,766	$59,601
Net interest income after provision for loan losses	28,517		29,599	27,214	29,915
Other income (loss)	89,212		69,335	11,835	(7,070)
Costs and expenses	45,335		40,615	37,405	35,162
Income (loss) before taxes	72,394		58,319	1,644	(12,317)
Income tax expense (benefit)	773		8,721	(2,301)	(873)
Net income (loss)	71,621		49,598	3,945	(11,444)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(298)		439	(235)	232
Net (income) loss attributable to noncontrolling interest in operating partnership	(29,467)		(22,429)	(908)	5,673
Net income (loss) attributable to Class A common shareholders	$41,856		$27,608	$2,802	$(5,539)

Earnings per share:
Basic	$0.64		$0.44	$0.05	$(0.09)
Diluted	$0.63		$0.44	$0.05	$(0.09)

Dividends per share of common stock	$0.460		$0.275	$0.275	$0.275

	Q4 2015		Q3 2015	Q2 2015	Q1 2015

Interest income	$62,903		$63,013	$59,239	$56,384
Net interest income after provision for loan losses	33,297		33,328	31,602	29,409
Other income	72,183	(2)	7,549	86,452	35,037
Costs and expenses	38,347		42,260	44,180	43,379
Income (loss) before taxes	67,133		(1,383)	73,874	21,067
Income tax expense (benefit)	10,457		(4,181)	5,177	3,104
Net income	56,676		2,798	68,697	17,963
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(2,146)		85	684	(191)
Net (income) loss attributable to noncontrolling interest in operating partnership	(27,407)		430	(35,171)	(8,597)
Net income attributable to Class A common shareholders	$27,123		$3,313	$34,210	$9,175

Earnings per share:
Basic	$0.51		$0.06	$0.68	$0.18
Diluted	$0.50		$0.06	$0.67	$0.15

Dividends per share of common stock	$1.450		$0.275	$0.250	$0.250

(1)	See Note 2. Significant Accounting Policies, “Out-of-Period Adjustments” for out-of-period adjustments included in the three month periods ended March 31, 2016 and December 31, 2016.

(2)
Increase in the quarter ended December 31, 2015 was primarily the result of an increase in net result from derivative transactions and gain on sale of real estate, net, offset by decrease in gain on sale of loans.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Senior Unsecured Notes

During the period from January 1, 2017 through February 24, 2017, the Company retired $6.1 million of principal of the 2017 Notes for a repurchase price of $6.2 million recognizing a $55,155 net loss on extinguishment of debt after recognizing $24,455 of unamortized debt issuance costs associated with the retired debt. The remaining $291.5 million in aggregate principal amount of the 2017 Notes is due October 2, 2017.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2016
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Springfield, IL	$—	$391	$784	$147	$—	$391	$784	$231	$1,406	$(4)	11/16/16	2016	15-40yrs
Retail Property in Fayetteville, NC	—	1,379	3,121	2,471	—	1,379	3,121	2,471	6,971	(30)	11/15/16	2008	12-37yrs
Retail Property in Dryden Township, MI	—	177	893	120	—	177	893	209	1,279	(6)	10/26/16	2016	15-40yrs
Retail Property in Lamar, MO	—	164	903	109	—	164	903	171	1,238	(14)	07/22/16	2016	15-40yrs
Retail Property in Union, MO	—	267	867	93	—	267	867	207	1,341	(17)	07/01/16	2016	15-40yrs
Retail Property in Pawnee, IL	—	249	775	177	—	249	775	205	1,229	(15)	07/01/16	2016	15-40yrs
Retail Property in Linn, MO	—	89	920	113	—	89	920	182	1,191	(16)	06/30/16	2016	15-40yrs
Retail Property in Cape Girardeau, MO	1,016	453	702	126	—	453	702	217	1,372	(14)	06/30/16	2016	15-40yrs
Retail Property in Decatur-Pershing, IL	—	395	923	47	—	395	923	155	1,473	(16)	06/30/16	2016	15-40yrs
Retail Property in Rantoul, IL	—	100	1,023	81	—	100	1,023	178	1,301	(18)	06/21/16	2016	15-40yrs
Retail Property in Flora Vista, NM	—	272	864	169	—	272	864	198	1,334	(22)	06/06/16	2016	15-35yrs
Retail Property in Mountain Grove, MO	—	163	1,026	90	—	163	1,026	212	1,401	(21)	06/03/16	2016	15-40yrs
Retail Property in Decatur-Sunnyside, IL	945	182	954	45	—	182	954	138	1,274	(17)	06/03/16	2016	15-40yrs
Retail Property in Champaign, IL	—	365	915	44	—	365	915	150	1,430	(18)	06/03/16	2016	15-40yrs
Retail Property in San Antonio, TX	886	252	703	141	—	252	703	196	1,151	(20)	05/06/16	2015	15-35yrs
Retail Property in Borger, TX	782	68	800	110	—	68	800	180	1,048	(20)	05/06/16	2016	15-40yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Dimmitt, TX	1,045	86	1,077	156	—	86	1,077	236	1,399	(27)	04/26/16	2016	15-40yrs
Retail Property in St. Charles, MN	959	200	843	155	—	200	843	226	1,269	(27)	04/26/16	2016	15-30yrs
Retail Property in Philo, IL	922	160	889	107	—	160	889	188	1,237	(20)	04/26/16	2016	15-40yrs
Retail Property in Radford, VA	1,139	411	896	257	—	411	896	257	1,564	(43)	12/23/15	2015	15-40yrs
Retail Property in Rural Retreat, VA	1,049	328	811	260	—	328	811	260	1,399	(37)	12/23/15	2015	15-40yrs
Retail Property in Albion, PA	1,137	100	1,033	392	—	100	1,033	392	1,525	(63)	12/23/15	2015	14-50yrs
Retail Property in Mount Vernon, AL	954	187	876	161	—	187	876	174	1,237	(36)	12/23/15	2015	14-44yrs
Retail Property in Malone, NY	1,089	183	1,154	137	—	183	1,154	137	1,474	(42)	12/16/15	2015	14-39yrs
Retail Property in Mercedes, TX	840	257	874	132	—	257	874	132	1,263	(30)	12/16/15	2015	15-45yrs
Retail Property in Gordonville, MO	775	247	787	173	—	247	787	173	1,207	(33)	11/10/15	2015	15-40yrs
Retail Property in Rice, MN	821	199	859	184	—	199	859	184	1,242	(49)	10/28/15	2015	15-30yrs
Retail Property in Bixby, OK	7,993	2,610	7,776	1,765	—	2,610	7,776	1,765	12,151	(342)	10/27/15	2012	12-37yrs
Retail Property in Farmington, IL	900	96	1,161	150	—	96	1,161	150	1,407	(44)	10/23/15	2015	15-40yrs
Retail Property in Grove, OK	3,643	402	4,364	817	—	402	4,364	817	5,583	(204)	10/20/15	2012	12-37yrs
Retail Property in Jenks, OK	8,845	2,617	8,695	2,107	—	2,617	8,695	2,107	13,419	(412)	10/19/15	2009	9-38yrs
Retail Property in Bloomington, IL	821	173	984	137	—	173	984	137	1,294	(40)	10/14/15	2015	15-40yrs
Retail Property in Montrose, MN	789	149	876	169	—	149	876	169	1,194	(51)	10/14/15	2015	15-30yrs
Retail Property in Lincoln County , MO	742	149	800	188	—	149	800	188	1,137	(35)	10/14/15	2015	15-40yrs
Retail Property in Wilmington, IL	907	160	1,078	160	—	160	1,078	160	1,398	(44)	10/07/15	2015	15-40yrs
Retail Property in Danville, IL	742	158	870	133	—	158	870	133	1,161	(34)	10/07/15	2015	15-40yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Moultrie, GA	934	170	962	173	—	170	962	173	1,305	(56)	09/22/15	2014	14-44yrs
Retail Property in Rose Hill, NC	1,004	245	973	203	—	245	973	203	1,421	(55)	09/22/15	2014	14-44yrs
Retail Property in Rockingham, NC	825	73	922	163	—	73	922	163	1,158	(49)	09/22/15	2014	14-44yrs
Retail Property in Biscoe, NC	863	147	905	165	—	147	905	165	1,217	(50)	09/22/15	2014	14-44yrs
Retail Property in De Soto, IA	707	139	795	176	—	139	795	176	1,110	(40)	09/08/15	2015	15-35yrs
Retail Property in Kerrville, TX	769	186	849	200	—	186	849	200	1,235	(51)	08/28/15	2015	15-35yrs
Retail Property in Floresville, TX	815	268	828	216	—	268	828	216	1,312	(52)	08/28/15	2015	15-35yrs
Retail Property in Minot, ND	4,703	1,856	4,472	618	—	1,856	4,472	618	6,946	(207)	08/19/15	2012	13-38yrs
Retail Property in Lebanon, MO	821	359	724	178	—	359	724	178	1,261	(37)	08/14/15	2015	15-40yrs
Retail Property in Effingham County, IL	821	273	773	205	—	273	773	205	1,251	(43)	08/10/15	2015	15-40yrs
Retail Property in Ponce, Puerto Rico	6,528	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(322)	08/03/15	2012	12-37yrs
Retail Property in Tremont, IL	792	165	860	168	—	165	860	168	1,193	(50)	06/25/15	2015	15-35yrs
Retail Property in Pleasanton, TX	869	312	850	216	—	312	850	216	1,378	(58)	06/24/15	2015	15-35yrs
Retail Property in Peoria, IL	859	180	934	179	—	180	934	179	1,293	(54)	06/24/15	2015	15-35yrs
Retail Property in Bridgeport, IL	825	192	874	175	—	192	874	175	1,241	(50)	06/24/15	2015	15-35yrs
Retail Property in Warren, MN	697	108	825	156	—	108	825	156	1,089	(57)	06/24/15	2015	15-30yrs
Retail Property in Canyon Lake, TX	911	291	932	221	—	291	932	221	1,444	(61)	06/18/15	2015	15-35yrs
Retail Property in Wheeler, TX	720	53	887	188	—	53	887	188	1,128	(57)	06/18/15	2015	15-35yrs
Retail Property in Aurora, MN	631	126	709	157	—	126	709	157	992	(41)	06/18/15	2015	15-40yrs
Retail Property in Red Oak, IA	778	190	839	179	—	190	839	179	1,208	(63)	05/07/15	2014	15-35yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Zapata, TX	746	62	998	144	—	62	998	144	1,204	(78)	05/07/15	2015	15-35yrs
Retail Property in St. Francis, MN	732	105	911	164	—	105	911	164	1,180	(81)	03/26/15	2014	15-35yrs
Retail Property in Yorktown, TX	784	97	1,005	199	—	97	1,005	199	1,301	(87)	03/25/15	2015	15-35yrs
Retail Property in Battle Lake, MN	719	136	875	157	—	136	875	157	1,168	(84)	03/25/15	2014	15-30yrs
Retail Property in Paynesville, MN	803	246	815	192	—	246	815	192	1,253	(71)	03/05/15	2015	15-40yrs
Retail Property in Wheaton, MO	653	73	800	97	—	73	800	97	970	(61)	03/05/15	2015	15-40yrs
Retail Property in Rotterdam, NY	8,890	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(1,160)	03/03/15	1996	8-20yrs
Retail Property in Hilliard, OH	4,593	654	4,870	860	—	654	4,870	860	6,384	(332)	03/02/15	2007	12-41yrs
Retail Property in Niles, OH	3,732	437	4,084	679	—	437	4,084	679	5,200	(276)	03/02/15	2007	12-41yrs
Retail Property in Youngstown, OH	3,844	380	4,363	657	—	380	4,363	657	5,400	(305)	02/20/15	2005	12-40yrs
Retail Property in Kings Mountain, NC	18,731	1,368	19,533	3,267	5,834	1,368	24,383	3,267	29,018	(1,953)	01/29/15	1995	10-35yrs
Retail Property in Iberia, MO	899	130	1,033	165	—	130	1,033	165	1,328	(84)	01/23/15	2015	14-39yrs
Retail Property in Pine Island, MN	773	112	845	185	—	112	845	185	1,142	(81)	01/23/15	2014	15-40yrs
Retail Property in Isle, MN	727	120	787	171	—	120	787	171	1,078	(78)	01/23/15	2014	15-40yrs
Retail Property in Jacksonville, NC	5,705	1,863	5,749	1,019	—	1,863	5,749	1,019	8,631	(442)	01/22/15	2014	15-44yrs
Retail Property in Evansville, IN	6,456	1,788	6,348	864	—	1,788	6,348	864	9,000	(547)	11/26/14	2014	15-35yrs
Retail Property in Woodland Park, CO	2,810	668	2,681	620	—	668	2,681	620	3,969	(295)	11/14/14	2014	15-35yrs
Retail Property in Bellport, NY	12,874	3,601	12,465	2,034	—	3,601	12,465	2,034	18,100	(1,152)	11/13/14	2014	15-35yrs
Retail Property in Ankeny, IA	11,743	3,180	10,513	2,817	—	3,180	10,513	2,843	16,536	(1,023)	11/04/14	2013	14-39yrs
Retail Property in Springfield, MO	8,392	3,658	6,296	1,721	—	3,658	6,296	1,870	11,824	(668)	11/04/14	2011	12-37yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Cedar Rapids, IA	7,824	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(862)	11/04/14	2012	10-30yrs
Retail Property in Fairfield, IA	7,610	1,132	7,779	1,784	—	1,132	7,779	1,800	10,711	(746)	11/04/14	2011	12-37yrs
Retail Property in Owatonna, MN	7,151	1,399	7,125	1,446	—	1,398	7,125	1,564	10,087	(714)	11/04/14	2010	11-36yrs
Retail Property in Muscatine, IA	5,128	1,060	6,636	(546)	—	1,060	6,636	1,307	9,003	(709)	11/04/14	2013	10-29yrs
Retail Property in Sheldon, IA	3,084	633	3,053	614	—	633	3,053	708	4,394	(305)	11/04/14	2011	12-37yrs
Retail Property in Memphis, TN	3,930	1,986	2,800	524	—	1,987	2,800	803	5,590	(617)	10/24/14	1962	5-15yrs
Retail Property in Bennett, CO	2,494	470	2,503	549	—	470	2,503	563	3,536	(294)	10/02/14	2014	14-34yrs
Retail Property in Conyers, GA	22,847	876	27,396	4,258	—	876	27,396	4,258	32,530	(2,345)	08/28/14	2014	15-45yrs
Retail Property in O'Fallon, IL	5,689	2,488	5,388	124	—	2,488	5,388	1,063	8,939	(1,218)	08/08/14	1984	7-15yrs
Retail Property in El Centro, CA	2,985	569	3,133	575	—	569	3,133	575	4,277	(294)	08/08/14	2014	15-50yrs
Retail Property in Durant, OK	3,229	593	3,900	498	—	593	3,900	498	4,991	(513)	01/28/13	2007	10-40yrs
Retail Property in Gallatin, TN	3,301	1,725	2,616	721	—	1,725	2,615	721	5,061	(464)	12/28/12	2007	11-40yrs
Retail Property in Mt. Airy, NC	2,931	728	3,353	411	—	728	3,353	621	4,702	(530)	12/27/12	2007	9-39yrs
Retail Property in Aiken, SC	3,860	1,588	3,480	858	—	1,588	3,480	858	5,926	(567)	12/21/12	2008	11-41yrs
Retail Property in Johnson City, TN	3,431	917	3,606	739	—	917	3,606	739	5,262	(571)	12/21/12	2007	11-40yrs
Retail Property in Palmview, TX	4,582	938	4,837	1,045	—	938	4,837	1,045	6,820	(655)	12/19/12	2012	11-44yrs
Retail Property in Ooltewah, TN	3,837	903	3,957	843	—	903	3,957	843	5,703	(612)	12/18/12	2008	11-41yrs
Retail Property in Abingdon, VA	3,081	682	3,733	273	—	682	3,733	666	5,081	(583)	12/18/12	2006	11-41yrs
Retail Property in Wichita, KS	4,801	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	(987)	12/14/12	2012	14-34yrs
Retail Property in North Dartmouth, MA	19,046	7,033	19,745	3,187	—	7,034	19,745	3,187	29,966	(5,227)	09/21/12	1989	10-20yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Vineland, NJ	13,971	1,483	17,742	3,282	—	1,482	17,742	3,282	22,506	(3,655)	09/21/12	2003	12-30yrs
Retail Property in Saratoga Springs, NY	12,553	748	13,936	5,538	—	748	13,936	5,538	20,222	(3,435)	09/21/12	1994	15-27yrs
Retail Property in Waldorf, MD	11,672	4,933	11,684	2,186	—	4,933	11,684	2,882	19,499	(2,930)	09/21/12	1999	10-25yrs
Retail Property in Mooresville, NC	10,952	2,616	12,462	2,566	—	2,615	12,462	2,566	17,643	(3,073)	09/21/12	2000	12-24yrs
Retail Property in Sennett, NY	4,752	1,147	4,480	1,849	—	1,147	4,480	1,849	7,476	(1,360)	09/21/12	1996	10-23yrs
Retail Property in DeLeon Springs, FL	821	239	782	221	—	239	782	221	1,242	(216)	08/13/12	2011	15-35yrs
Retail Property in Orange City, FL	797	229	853	235	—	229	853	235	1,317	(230)	05/23/12	2011	15-35yrs
Retail Property in Satsuma, FL	717	79	821	192	—	79	821	192	1,092	(224)	04/19/12	2011	15-35yrs
Retail Property in Greenwood, AR	3,424	1,038	3,415	694	—	1,038	3,416	694	5,148	(611)	04/12/12	2009	13-43yrs
Retail Property in Snellville, GA	5,322	1,293	5,724	983	—	1,293	5,724	983	8,000	(1,236)	04/04/12	2011	14-34yrs
Retail Property in Columbia, SC	5,177	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	(1,044)	04/04/12	2001	14-34yrs
Retail Property in Millbrook, AL	4,616	970	5,971	—	—	970	5,971	—	6,941	(895)	03/28/12	2008	32yrs
Retail Property in Pittsfield, MA	11,135	1,801	11,555	1,344	—	1,801	11,555	1,344	14,700	(2,131)	02/17/12	2011	14-34yrs
Retail Property in Spartanburg, SC	2,701	827	2,567	476	—	828	2,567	772	4,167	(684)	01/14/11	2007	12-42yrs
Retail Property in Tupelo, MS	3,090	1,119	3,070	939	—	1,119	3,070	939	5,128	(806)	08/13/10	2007	12-47yrs
Retail Property in Lilburn, GA	3,474	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(932)	08/12/10	2007	12-47yrs
Retail Property in Douglasville, GA	3,264	1,717	2,705	987	—	1,717	2,705	987	5,409	(736)	08/12/10	2008	13-48yrs
Retail Property in Elkton, MD	2,928	963	3,049	860	—	963	3,049	860	4,872	(780)	07/27/10	2008	14-49yrs
Retail Property in Lexington, SC	2,898	1,644	2,219	869	—	1,645	2,219	869	4,733	(667)	06/28/10	2009	13-48yrs
Total Net Lease	385,324	96,304	411,126	81,470	5,834	96,305	415,976	88,015	600,296	(56,650)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Office in Peoria, IL	—	888	415	1,457	—	888	415	1,579	2,882		(29)	10/21/16	1926	5-15yrs
Office in Wayne, NJ	21,856	2,744	20,212	7,684	—	2,743	20,212	8,323	31,278		(523)	08/04/16	2009	15-45yrs
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	727	2,041	4,116	1,033	7,190		(353)	10/14/15	1985	5-20yrs
Office in Wayne, NJ	6,670	1,386	5,474	2,840	—	1,386	5,474	2,840	9,700		(638)	06/24/15	1980	10-40yrs
Warehouse in Grand Rapids, MI	7,239	497	8,157	1,077	474	498	8,157	1,077	9,732		(587)	06/18/15	1963	8-35yrs
Office in Grand Rapids, MI	4,928	547	5,157	596	—	547	5,157	596	6,300		(514)	06/18/15	1992	6-28yrs
Office in St. Paul, MN	48,446	9,615	33,682	19,243	22,346	10,714	36,226	20,520	67,460		(12,793)	09/22/14	1900	7-19yrs
Office in Richmond, VA	15,803	4,539	12,633	2,678	7,119	4,539	13,608	2,704	20,851		(3,743)	08/14/14	1986	4-33yrs
Office in Richmond, VA	88,090	14,632	87,628	16,145	28,052	14,631	91,407	17,611	123,649		(30,750)	06/07/13	1984	4-41yrs
Office in Oakland County, MI	11,747	1,147	7,707	9,146	7,299	1,147	11,381	9,932	22,460		(12,049)	02/01/13	1989	4-35yrs
Total Other	204,779	38,036	184,697	61,899	66,017	39,134	196,153	66,215	301,502		(61,979)
Condominium in Miami, FL	—	10,487	67,895	1,618	1,522	2,951	20,626	455	24,032		(1,585)	11/21/13	2010	7-47yrs
Condominium in Las Vegas, NV	—	4,900	114,100	—	1,342	4,900	13,616	—	18,516		(1,794)	12/20/12	2006	40yrs
Total Condominium	—	15,387	181,995	1,618	2,864	7,851	34,242	455	42,548	(1)	(3,379)
Total Real Estate	$590,103	$149,727	$777,818	$144,987	$74,715	$143,290	$646,371	$154,685	$944,346	(2)	$(122,008)

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.
(2)         The aggregate cost for U.S. federal income tax purposes is $900.1 million at December 31, 2016.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2015 to December 31, 2016 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2015	$917,835	$842,140	$75,695
Reclassification of intangibles to accumulated amortization	1,316	1,316	—
Improvements and additions	75,345	72,963	2,382
Acquisitions through foreclosures	—	—	—
Dispositions	(50,150)	(14,622)	(35,528)
Impairments	—	—	—
Balance at December 31, 2016	$944,346	$901,797	$42,549

The following table reconciles real estate from December 31, 2014 to December 31, 2015 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2014	$819,591	$697,965	$121,626
Improvements and additions	232,582	230,915	1,667
Acquisitions through foreclosures	6,706	6,706	—
Dispositions	(141,044)	(93,446)	(47,598)
Impairments	—	—	—
Balance at December 31, 2015	$917,835	$842,140	$75,695

The following table reconciles real estate from December 31, 2013 to December 31, 2014 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2013	$649,820	$474,465	$175,355
Improvements and additions	267,367	267,367	—
Acquisitions through foreclosures	—	—	—
Dispositions	(97,596)	(43,867)	(53,729)
Impairments	—	—	—
Balance at December 31, 2014	$819,591	$697,965	$121,626

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2015 to December 31, 2016 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2015	$83,056	$78,376	$4,680
Reclassification of intangibles to accumulated amortization	1,316	1,316
Additions	40,726	39,398	1,328
Dispositions	(3,090)	(460)	(2,630)
Balance at December 31, 2016	$122,008	$118,630	$3,378

The following table reconciles accumulated depreciation and amortization from December 31, 2014 to December 31, 2015 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2014	$50,605	$45,856	$4,749
Additions	40,490	38,213	2,277
Dispositions	(8,039)	(5,693)	(2,346)
Balance at December 31, 2015	$83,056	$78,376	$4,680

The following table reconciles accumulated depreciation and amortization from December 31, 2013 to December 31, 2014 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2013	$25,601	$23,061	$2,540
Additions	28,916	25,212	3,704
Dispositions	(3,912)	(2,417)	(1,495)
Balance at December 31, 2014	$50,605	$45,856	$4,749

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2016
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)

First Mortgages individually >3%
First Mortgage	Hotel	5.15%	9/6/2017	IO	$—	$97,500	$97,297		$—
First Mortgage	Hotel	5.75%	12/6/2017	IO	—	97,296	97,248		—
First Mortgage	Multi-family	2.87%	4/6/2020	IO	—	120,000	120,000		—
First Mortgage	Office	4.6%	12/6/2021	IO	—	107,250	106,421		—
First Mortgage	Hotel	9.4%	1/6/2017	IO	—	98,345	98,345		—
First Mortgages individually <3%
First Mortgage	Hotel, Industrial, Mobile Home Park, Mixed Use, Multi-family, Office, Retail	4.15% - 12.25%	2017 - 2033		—	1,683,133	1,671,197		26,850
Total First Mortgages					$—	$2,203,524	$2,190,508		$26,850

Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel, Land, Mobile Home Park, Mixed Use, Multi-family, Office, Residential, Retail	5.00% - 15.00%	2017 - 2025		1,263,892	168,303	167,469		—
Total Subordinated Mortgages					$1,263,892	$168,303	$167,469		$—

Total Mortgages					$1,263,892	$2,371,827	$2,357,977		$26,850

Provision for Loan Losses					N/A	N/A	$(4,000)		N/A

Total Mortgages after Provision for Loan Losses					$1,263,892	$2,371,827	$2,353,977	(4)	$26,850

(1)	Interest rates as of December 31, 2016.

(2)	IO = Interest only.
P&I = Principal and interest.

(3)
As discussed in Note 3. Mortgage Loan Receivables, as of December 31, 2016, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default.

(4)	The aggregate cost for U.S. federal income tax purposes is $2.4 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2013 to December 31, 2016 ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2015	$1,738,645	$571,764	$2,310,409
Origination of mortgage loan receivables	969,401	1,128,651	2,098,052
Purchases of mortgage loan receivables	—	73,421	73,421
Repayment of mortgage loan receivables	(720,592)	(1,768)	(722,360)
Proceeds from sales of mortgage loan receivables	—	(1,440,195)	(1,440,195)
Realized gain on sale of mortgage loan receivables	—	26,009	26,009
Accretion/amortization of discount, premium and other fees	8,941	—	8,941
Loan loss provision	(300)	—	(300)
Balance December 31, 2016	$1,996,095	$357,882	$2,353,977

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2014	$1,521,053	$417,955	$1,939,008
Origination of mortgage loan receivables	963,023	2,594,141	3,557,164
Repayment of mortgage loan receivables	(752,452)	(2,308)	(754,760)
Proceeds from sales of mortgage loan receivables	—	(2,509,090)	(2,509,090)
Non-cash disposition of loan via foreclosure	(4,620)	—	(4,620)
Realized gain on sale of mortgage loan receivables	—	71,066	71,066
Accretion/amortization of discount, premium and other fees	12,241	—	12,241
Loan loss provision	(600)	—	(600)
Balance December 31, 2015	$1,738,645	$571,764	$2,310,409

	Mortgage loan receivables held for investment, at amortized cost	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2013	$539,078	$440,490	$979,568
Origination of mortgage loan receivables	1,201,968	3,345,372	4,547,340
Repayment of mortgage loan receivables	(214,511)	(1,293)	(215,804)
Proceeds from sales of mortgage loan receivables	—	(3,523,689)	(3,523,689)
Realized gain on sale of mortgage loan receivables	—	145,275	145,275
Transfer between held for investment and held for sale	(11,800)	11,800	—
Accretion/amortization of discount, premium and other fees	6,918	—	6,918
Loan loss provision	(600)	—	(600)
Balance December 31, 2014	$1,521,053	$417,955	$1,939,008

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2017, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2017, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2017, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2017, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2017, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

3. Exhibits required to be filed by Item 601 of Regulation S-K
The exhibits listed on the exhibit index following the signature page are filed as part of, or hereby incorporated by reference into this Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL CORP
(Registrant)

Date: February 24, 2017	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 24, 2017
Alan Fishman

/s/ JONATHAN BILZIN	Director	February 24, 2017
Jonathan Bilzin

/s/ DOUGLAS DURST	Director	February 24, 2017
Douglas Durst

/s/ HOWARD PARK	Director	February 24, 2017
Howard Park

/s/ MARK ALEXANDER	Director	February 24, 2017
Mark Alexander

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2015)
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 8, 2015)
3.3	Amended and Restated Bylaws of Ladder Capital Corp (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form S-1 filed on December 24, 2013)
4.1	Form of Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
4.2	Amended and Restated Registration Rights Agreement, dated February 11, 2014 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K filed on March 6, 2015)
4.3	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated as of January 28, 2015 (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on March 6, 2015)
4.4
Indenture for the 2017 Notes, dated as of September 19, 2012, among Ladder Capital Finance Holdings LLLP, and Ladder Capital Finance Corporation as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 353-188224) filed on April 30, 2013 by Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corp)

4.5
First Supplemental Indenture for the 2017 Notes, dated as of March 12, 2014, by and among certain subsidiaries of Ladder Capital Corp, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K filed on March 6, 2015)

4.6
Second Supplemental Indenture for the 2017 Notes, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.7
Third Supplemental Indenture for the 2017 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2015)

4.8
Indenture for the 2021 Notes, dated as of August 1, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 1, 2014)

4.9
First Supplemental Indenture for the 2021 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 5, 2015)

4.10
Second Supplemental Indenture for the 2021 Notes, dated as of March 1, 2016, by and among Grand Rapids JV Member LLC, Pelham JV Member LLC, CanPac JV LLC, CanPac JV Member II Partner LLC, CanPac JV Member II LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee

4.11
Fourth Supplemental Indenture for the 2017 Notes, dated as of March 1, 2016, by and among Grand Rapids JV Member LLC, Pelham JV Member LLC, CanPac JV LLC, CanPac JV Member II Partner LLC, CanPac JV Member II LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee

4.12
Third Supplemental Indenture for the 2021 Notes, dated as of September 13, 2016, by and among Tuebor TRS IV LLC, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee

4.13
Fifth Supplemental Indenture for the 2017 Notes, dated as of September 13, 2016, by and among Tuebor TRS IV LLC, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.14	Amendment No. 2 to the Amended and Restated Registration Rights Agreement dated as of December 1, 2016
4.15	Amendment No. 3 to the Amended and Restated Registration Rights Agreement dated as of February 15, 2017
10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 7, 2016)

10.3
Amended and Restated Tax Receivable Agreement, dated as of December 31, 2014, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC and each of the TRA Members (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 5, 2015)

10.4
Counterpart Agreement, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, and with respect to Section 3 thereof only, Ladder Capital Finance Holdings LLLP, Ladder Midco LLC and Ladder Midco II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2015)

10.5
Purchase Agreement for the 2021 Notes, dated as of July 29, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2014)

10.6 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.7 #
Harris Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.8 #
Harney Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.9 #
Mazzei Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.10 #	McCormack Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on March 6, 2015)
10.11 #	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8 (filed on June 13, 2014))
10.12 #	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.13 #	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.14 #	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.15 #	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.16 #	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.17 #	Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2014)
10.18 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.19
Loan Referral Agreement between Ladder Capital Finance LLC and Meridian Capital Group, LLC, dated as of September 22, 2008 (incorporated by reference to Exhibit 10.11 to the Company's draft registration statement on Form S-1 (filed on June 28, 2013))

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Ladder Capital Corp
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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