Form 10-Q
period 2017-03-31
Ladder Capital Corp
filed 2017-05-10
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2017
Class A Common Stock, $0.001 par value	79,559,308
Class B Common Stock, $0.001 par value	31,162,013

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2017

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

•	changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;

•	changes to our business and investment strategy;

•	our ability to obtain and maintain financing arrangements;

•	the financing and advance rates for our assets;

•	our actual and expected leverage and liquidity;

•	the adequacy of collateral securing our loan portfolio and a decline in the fair value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our assets;

•	changes in prepayment rates on our mortgages and the loans underlying our mortgage-backed and other asset-backed securities;

•	the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;

•	the increased rate of default or decreased recovery rates on our assets;

•	the adequacy of our policies, procedures and systems for managing risk effectively;

•	a potential downgrade in the credit ratings assigned to our investments;

•	our compliance with, and the impact of and changes in, governmental regulations, tax laws and rates, accounting guidance and similar matters;

•
our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability and the ability of our subsidiaries to operate in compliance with REIT requirements;

•	our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;

•	the inability of insurance covering real estate underlying our loans and investments to cover all losses;

•	the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

•	fraud by potential borrowers;

•	the availability of qualified personnel;

•	the degree and nature of our competition; and

•	the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

REFERENCES TO LADDER CAPITAL CORP

Ladder Capital Corp is a holding company, and its primary assets are a controlling equity interest in Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”) and in each series thereof, directly or indirectly. Unless the context suggests otherwise, references in this report to “Ladder,” “Ladder Capital,” the “Company,” “we,” “us” and “our” refer (1) prior to the February 2014 initial public offering (“IPO”) of the Class A common stock of Ladder Capital Corp and related transactions, to LCFH (“Predecessor”) and its consolidated subsidiaries and (2) after our IPO and related transactions, to Ladder Capital Corp and its consolidated subsidiaries.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

The consolidated financial statements of Ladder Capital Corp and the notes related to the foregoing consolidated financial statements are included in this Item 1.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$62,568	$44,615
Restricted cash	54,440	44,813
Mortgage loan receivables held for investment, net, at amortized cost	2,300,093	1,996,095
Mortgage loan receivables held for sale	516,582	357,882
Real estate securities, available-for-sale	1,701,980	2,100,947
Real estate and related lease intangibles, net	814,353	822,338
Investments in unconsolidated joint ventures	34,185	34,025
FHLB stock	77,915	77,915
Derivative instruments	108	5,018
Due from brokers	22	10
Accrued interest receivable	27,264	24,439
Other assets	352,112	70,240
Total assets	$5,941,622	$5,578,337
Liabilities and Equity
Liabilities
Debt obligations, net	$4,377,686	$3,942,138
Due to brokers	2,561	394
Derivative instruments	4,207	3,446
Amount payable pursuant to tax receivable agreement	2,330	2,520
Dividends payable	1,017	24,682
Accrued expenses	43,496	66,597
Other liabilities	29,012	29,006
Total liabilities	4,460,309	4,068,783
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 81,117,375 and 72,681,218 shares issued and 79,086,784 and 71,586,170 shares outstanding	80	72
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 31,644,537 and 38,002,344 shares issued and outstanding	32	38
Additional paid-in capital	1,106,394	992,307
Treasury stock, 2,030,591 and 1,095,048 shares, at cost	(24,501)	(11,244)
Retained Earnings/(Dividends in Excess of Earnings)	(39,697)	(11,148)
Accumulated other comprehensive income (loss)	4,834	1,365
Total shareholders’ equity	1,047,142	971,390
Noncontrolling interest in operating partnership	428,931	533,246
Noncontrolling interest in consolidated joint ventures	5,240	4,918
Total equity	1,481,313	1,509,554

Total liabilities and equity	$5,941,622	$5,578,337

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Three Months Ended March 31,
	2017	2016

Net interest income
Interest income	$57,512	$59,601
Interest expense	31,415	29,536
Net interest income	26,097	30,065
Provision for loan losses	—	150
Net interest income after provision for loan losses	26,097	29,915

Other income
Operating lease income	19,630	19,294
Tenant recoveries	1,579	1,335
Sale of loans, net	(999)	7,830
Realized gain (loss) on securities	5,361	(573)
Unrealized gain (loss) on Agency interest-only securities	159	660
Realized gain on sale of real estate, net	2,331	6,095
Fee and other income	4,466	2,975
Net result from derivative transactions	(1,981)	(50,862)
Earnings (loss) from investment in unconsolidated joint ventures	(74)	794
Gain (loss) on extinguishment of debt	(54)	5,382
Total other income	30,418	(7,070)
Costs and expenses
Salaries and employee benefits	16,042	12,615
Operating expenses	5,479	6,295
Real estate operating expenses	7,473	5,719
Real estate acquisition costs	(19)	—
Fee expense	693	731
Depreciation and amortization	8,592	9,802
Total costs and expenses	38,260	35,162
Income (loss) before taxes	18,255	(12,317)
Income tax expense (benefit)	(1,375)	(873)
Net income (loss)	19,630	(11,444)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(322)	232
Net (income) loss attributable to noncontrolling interest in operating partnership	(5,838)	5,673
Net income (loss) attributable to Class A common shareholders	$13,470	$(5,539)

	Three Months Ended March 31,
	2017	2016

Earnings per share:
Basic	$0.18	$(0.09)
Diluted	$0.18	$(0.09)

Weighted average shares outstanding:
Basic	72,871,990	59,596,889
Diluted	109,334,847	59,596,889

Dividends per share of Class A common stock (Note 11)	$0.300	$0.275

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$19,630	$(11,444)

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	10,485	34,394
Reclassification adjustment for (gains) included in net income	(5,734)	(11)

Total other comprehensive income (loss)	4,751	34,383

Comprehensive income	24,381	22,939
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(322)	232
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$24,059	$23,171
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(7,472)	(9,243)
Comprehensive income attributable to Class A common shareholders	$16,587	$13,928

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Distributions	—	—	—	—	—	—	—	—	(21,034)	—	(21,034)
Equity based compensation	—	—	—	—	104	—	—	—	7,150	—	7,254
Grants of restricted stock	832	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(936)	(1)	—	—	—	(13,257)	—	—	—	—	(13,258)
Dividends declared	—	—	—	—	—	—	(24,700)	—	—	—	(24,700)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	6,790	7	(6,790)	(7)	92,397	—	—	403	(93,684)	—	(884)
Net income (loss)	—	—	—	—	—	—	13,470	—	5,838	322	19,630
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,117	1,634	—	4,751
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	4,270	—	—	(51)	(4,219)	—	—
Balance, March 31, 2017	79,086	$80	31,645	$32	$1,106,394	$(24,501)	$(39,697)	$4,834	$428,931	$5,240	$1,481,313

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$19,630	$(11,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	54	(5,382)
Depreciation and amortization	8,592	9,802
Unrealized (gain) loss on derivative instruments	5,649	9,630
Unrealized (gain) loss on Agency interest-only securities	(159)	(660)
Unrealized (gain) loss on investment in mutual fund	(40)	—
Provision for loan losses	—	150
Amortization of equity based compensation	7,254	3,464
Amortization of deferred financing costs included in interest expense	2,436	2,688
Amortization of premium on mortgage loan financing	(226)	(216)
Amortization of above- and below-market lease intangibles	(25)	(27)
Amortization of premium/(accretion) of discount and other fees on loans	(2,468)	(3,013)
Amortization of premium/(accretion) of discount and other fees on securities	19,357	18,958
Realized (gain) loss on sale of mortgage loan receivables held for sale	999	(7,830)
Realized (gain) loss on real estate securities	(5,361)	573
Realized gain on sale of real estate, net	(2,331)	(6,095)
Origination of mortgage loan receivables held for sale	(279,898)	(69,360)
Purchases of mortgage loan receivables held for sale	—	(21,667)
Repayment of mortgage loan receivables held for sale	247	524
Proceeds from sales of mortgage loan receivables held for sale	—	316,766
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	74	(794)
Deferred tax asset	(2,728)	(1,991)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,826)	637
Other assets	29,476	(6,502)
Amount payable pursuant to tax receivable agreement	(230)	—
Accrued expenses and other liabilities	(22,781)	(46,056)
Net cash provided by (used in) operating activities	(225,305)	182,155

	Three Months Ended March 31,
	2017	2016

Cash flows from investing activities:
Purchase of derivative instruments	(199)	—
Purchases of real estate securities	(43,572)	(218,837)
Repayment of real estate securities	74,285	36,136
Proceeds from sales of real estate securities	361,323	15,477
Origination of mortgage loan receivables held for investment	(249,829)	(49,735)
Repayment of mortgage loan receivables held for investment	68,251	218,410
Capital contributions to investment in unconsolidated joint ventures	—	(59)
Capitalization of interest on investment in unconsolidated joint ventures	(234)	(204)
Purchases of real estate	(3,892)	—
Capital improvements of real estate	(752)	(2,042)
Proceeds from sale of real estate	6,325	23,515
Net cash provided by (used in) investing activities	211,706	22,661
Cash flows from financing activities:
Deferred financing costs paid	(8,143)	(416)
Proceeds from borrowings under debt obligations	2,666,161	3,235,468
Repayment of borrowings under debt obligations	(2,231,899)	(3,414,355)
Cash dividends paid to Class A common shareholders	(48,367)	(33,020)
(Increase) decrease in amount due from trustee included in other assets	(302,281)	—
Capital contributed by noncontrolling interests in operating partnership	—	250
Capital distributed to noncontrolling interests in operating partnership	(21,034)	(12,937)
Capital distributed to noncontrolling interests in consolidated joint ventures	—	(104)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(13,258)	(786)
Purchase of treasury stock	—	(4,652)
Net cash provided by (used in) financing activities	41,179	(230,552)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,580	(25,736)
Cash, cash equivalents and restricted cash at beginning of period	89,428	162,794
Cash, cash equivalents and restricted cash at end of period	$117,008	$137,058

	Three Months Ended March 31,
	2017	2016

Supplemental information:
Cash paid for interest, net of amounts capitalized	$26,773	$37,683
Cash paid (received) for income taxes	(1,147)	9,807

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	(2,167)	(8,922)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	119,952	—
Exchange of noncontrolling interest for common stock	93,691	28,328
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	845	(772)
Dividends declared, not paid	1,017	826
Stock dividends	17,319	64,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2017	March 31, 2016

Cash and cash equivalents	62,568	82,678
Restricted cash	54,440	54,380
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	117,008	137,058

Restricted cash is comprised of accounts the Company maintains with brokers to facilitate financial derivative and repurchase agreement transactions in support of its loan and securities investments and risk management activities. Based on the value of the positions in these accounts and the associated margin requirements, the Company may be required to deposit additional cash into these broker accounts. The cash collateral held by broker is considered restricted cash. Restricted cash also includes tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2017, Ladder Capital Corp has a 71.4% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. The ownership interest of certain existing owners of LCFH, who owned LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the IPO (the “Continuing LCFH Limited Partners”) and continue to hold equivalent units in the Series of LCFH (as described below) and Ladder Capital Corp Class B common stock, is reflected as a noncontrolling interest in Ladder Capital Corp’s consolidated financial statements.

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

Also in connection with the REIT Election, the Company’s certificate of incorporation was amended and restated, effective as of February 27, 2015, following approval by our shareholders (the “Charter Amendment”), to, among other things, impose ownership limitations and transfer restrictions to facilitate our compliance with the REIT requirements. To qualify as a REIT under the Code, our stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (other than the first year for which an election to be a REIT has been made). Also, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer “individuals” (as defined to include certain entities such as private foundations) during the last half of a taxable year (other than the first taxable year for which an election to be a REIT has been made). Finally, a person actually or constructively owning 10% or more of the vote or value of the outstanding shares of our capital stock could lead to a level of affiliation between the Company and one or more of its tenants that could disqualify our revenues from the affiliated tenants and possibly jeopardize or otherwise adversely impact our qualification as a REIT.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Combination and Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report, as certain disclosures would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with GAAP.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries which are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.  The consolidated financial statements of the Company are comprised of the consolidation of LCFH and its wholly-owned and majority owned subsidiaries, prior to the IPO Transactions, and the consolidated financial statements of Ladder Capital Corp, subsequent to the IPO Transactions.

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

The Company could remain an “emerging growth company” for up to five years from the date of the IPO, or until the earliest of (i) the last day of the first fiscal year in which its annual gross revenues exceed $1.07 billion; (ii) the date that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock that is held by nonaffiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; or (iii) the date on which the Company has issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, and at various times during the years, the balances exceeded the insured limits.

Restricted Cash

Restricted cash is comprised of accounts the Company maintains with brokers to facilitate financial derivative and repurchase agreement transactions in support of its loan and securities investments and risk management activities. Based on the value of the positions in these accounts and the associated margin requirements, the Company may be required to deposit additional cash into these broker accounts. The cash collateral held by broker is considered restricted cash. Restricted cash also includes tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities. Prior to January 1, 2017, these amounts were previously recorded in other assets on the Company’s consolidated balance sheets. Prior period amounts have been reclassified to conform to current period presentation.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed. Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. The Company classifies distributions received from it investments in unconsolidated joint ventures using the nature of the distribution approach.

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

Out-of-Period Adjustments

During the first quarter of 2017, the Company recorded an out-of-period adjustment to reduce depreciation expense of $0.8 million, related to prior periods. The Company has concluded that this adjustment is not material to the financial position or results of operations for the three months ended March 31, 2017, or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2017.

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

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. For a public company, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company elected to early adopt ASU 2016-15 effective January 1, 2017. The adoption did not have a material effect on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which the Company adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this update in the quarter ended March 31, 2017. The adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. For a public company, ASU 2016-18 is effective for annual reporting periods, beginning after December 15, 2017, including interim periods within that reporting period. The Company elected to early adopt ASU 2016-18 effective January 1, 2017 and the amendment was applied on a retrospective basis for all periods presented. As a result of the adoption, the Company no longer presents the change within restricted cash in the consolidated statements of cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date (“ASU 2015-14”), which amends ASU 2014-09. As a result, the effective date for the amendments contained in ASU 2014-09 will be the first quarter of fiscal year 2018, with early adoption permitted in the first quarter of fiscal year 2017. The FASB allows two adoption methods under ASU 2014-09. Under the full retrospective method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the modified retrospective method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. The Company continues to evaluate the available adoption methods and has not yet selected which transition method it will apply. The Company believes the effects on its existing accounting policies will be associated with its non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. The Company is also currently evaluating the impact to the amount and timing of historical real estate sales and associated gain recognition. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements. The Company expects to adopt this update beginning January 1, 2018.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The update provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for public companies for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption by public companies for fiscal year or interim period financial statements that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance, is permitted as of the beginning of the fiscal year of adoption, under certain restrictions. The Company is required to apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. The Company anticipates adopting this update in the quarter ending March 31, 2018 and is currently evaluating the impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019, with an early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on the Company's financial position and/or results of operations. The Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is the lessee, primarily for the Company's corporate headquarters and regional offices, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”). The ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). Subtopic 610-20 was issued as part of the new revenue standard. It provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance defines “in substance nonfinancial assets,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments are effective for annual periods beginning after December 15, 2017 with early adoption permitted. Transition can use either the full retrospective approach or the modified retrospective approach. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20) (“ASU 2017-08”). The ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2017 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$2,317,221	$2,304,093	6.93%	1.70
Provision for loan losses	N/A	(4,000)
Total mortgage loan receivables held for investment, at amortized cost	2,317,221	2,300,093
Mortgage loan receivables held for sale	520,679	516,582	5.06%	7.71
Total	$2,837,900	$2,816,675	6.59%	2.81

(1)         March 31, 2017 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

As of March 31, 2017, $459.2 million, or 19.9%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.8 billion, or 80.1%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of March 31, 2017, $516.6 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2016 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, at amortized cost	$2,011,309	$2,000,095	7.17%	1.66
Provision for loan losses	N/A	(4,000)
Total mortgage loan receivables held for investment, at amortized cost	2,011,309	1,996,095
Mortgage loan receivables held for sale	360,518	357,882	4.20%	4.55
Total	2,371,827	2,353,977	6.73%	2.10

(1)         December 31, 2016 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2016, $205.4 million, or 10.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $1.8 billion, or 89.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2016, $360.5 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	March 31, 2017		December 31, 2016
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, at amortized cost
First mortgage loans	$2,149,727	$2,137,383	$1,843,006	$1,832,626
Mezzanine loans	167,494	166,710	168,303	167,469
Total mortgage loan receivables held for investment, at amortized cost	2,317,221	2,304,093	2,011,309	2,000,095
Mortgage loan receivables held for sale
First mortgage loans	520,679	516,582	360,518	357,882
Total mortgage loan receivables held for sale	520,679	516,582	360,518	357,882

Provision for loan losses	N/A	(4,000)	N/A	(4,000)
Total	$2,837,900	$2,816,675	$2,371,827	$2,353,977

For the three months ended March 31, 2017 and 2016, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2016	$1,996,095	$357,882
Origination of mortgage loan receivables	249,829	279,898
Repayment of mortgage loan receivables	(68,251)	(247)
Realized gain on sale of mortgage loan receivables(2)	—	(999)
Transfer between held for investment and held for sale(3)	119,952	(119,952)
Accretion/amortization of discount, premium and other fees	2,468	—
Balance, March 31, 2017	$2,300,093	$516,582

	Mortgage loan receivables held for investment, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,738,645	$571,764
Origination of mortgage loan receivables	49,735	91,027
Repayment of mortgage loan receivables	(218,410)	(524)
Proceeds from sales of mortgage loan receivables	—	(316,766)
Realized gain on sale of mortgage loan receivables	—	7,830
Accretion/amortization of discount, premium and other fees	3,013	—
Loan loss provision	(150)	—
Balance, March 31, 2016	$1,572,833	$353,331

(1)         Includes provision for loan losses of $4.0 million and $3.9 million as of March 31, 2017 and 2016, respectively.

(2)         Includes $1.0 million of realized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments for the three months ended March 31, 2017.

(3)
During the three months ended March 31, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, at amortized cost, a loan with an outstanding face amount of $120.0 million, a book value of $120.0 million (fair value at date of reclassification) and a remaining maturity of 3 years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. The transfer has been reflected as a non-cash item on the consolidated statement of cash flows for the three months ended March 31, 2017.

During the three months ended March 31, 2017, the transfers of financial assets via sales of loans were treated as sales in accordance with ASC Topic 860 — Transfers and Servicing, with the exception of two assets with a combined book value of $56.1 million in which the Company retains effective control that would preclude sales accounting. The transfers are considered nonrecourse secured borrowings in which the assets remain on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds of $56.1 million are recognized in debt obligations. During the three months ended March 31, 2016, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At March 31, 2017 and December 31, 2016, there was $0.5 million and $0.6 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. The borrower is currently in bankruptcy court; however, the Company determined that no impairment was necessary and continues to accrue interest on these loans because the loans’ collateral value was in excess of the outstanding balances and pursue its legal remedies. As of March 31, 2017, accrued but unpaid interest totaled $1.9 million, which included $1.8 million of default interest. As of December 31, 2016, the same two loans mentioned above were in default. As of December 31, 2016, accrued but unpaid interest totaled $3.5 million, which included $2.2 million of default interest.

As of March 31, 2017 and December 31, 2016 there were no loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended March 31,
	2017	2016

Provision for loan losses at beginning of period	$4,000	$3,700
Provision for loan losses	—	150
Provision for loan losses at end of period	$4,000	$3,850

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2017 and December 31, 2016 ($ in thousands):

March 31, 2017

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,306,653		$1,323,369	$7,909	$(6,028)	$1,325,250	128	AAA	3.18%	2.72%	3.38
CMBS interest-only(2)	7,801,370	(3)	316,486	4,749	(370)	320,865	59	AAA	1.01%	3.58%	3.04
GNMA interest-only(4)	457,597	(3)	17,640	196	(2,211)	15,625	17	AA+	0.72%	4.47%	4.37
Agency securities(2)	760		786	—	(15)	771	2	AA+	2.88%	1.90%	3.35
GNMA permanent securities(2)	38,029		38,836	879	(246)	39,469	9	AA+	4.08%	3.69%	5.81
Total	$9,604,409		$1,697,117	$13,733	$(8,870)	$1,701,980	215		1.31%	2.92%	3.38

December 31, 2016

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,676,680		$1,698,616	$10,880	$(8,101)	$1,701,395	131	AAA	3.26%	2.81%	3.55
CMBS interest-only(2)	8,160,458	(3)	343,438	1,273	(2,540)	342,171	60	AAA	0.87%	3.45%	2.99
GNMA interest-only(4)	478,577	(3)	18,994	159	(2,332)	16,821	17	AA+	0.73%	4.19%	4.44
Agency securities(2)	774		802	—	(22)	780	2	AA+	2.90%	1.29%	3.27
GNMA permanent securities(2)	38,327		39,144	882	(246)	39,780	9	AA+	4.09%	3.80%	10.30
Total	$10,354,816		$2,100,994	$13,194	$(13,241)	$2,100,947	219		1.27%	2.94%	3.60

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

(2)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(3)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(4)
Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on Agency interest-only securities in the consolidated statements of income in accordance with ASC 815.

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at March 31, 2017 and 2016 ($ in thousands):

March 31, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$74,889	$1,008,680	$241,681	$—	$1,325,250
CMBS interest-only(1)	1,128	319,737	—	—	320,865
GNMA interest-only(2)	172	14,691	713	49	15,625
Agency securities(1)	—	771	—	—	771
GNMA permanent securities(1)	1,593	2,086	35,790	—	39,469
Total	$77,782	$1,345,965	$278,184	$49	$1,701,980

December 31, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$132,730	$1,156,026	$412,639	$—	$1,701,395
CMBS interest-only(1)	11,188	330,983	—	—	342,171
GNMA interest-only(2)	—	15,914	724	183	16,821
Agency securities(1)	—	780	—	—	780
GNMA permanent securities(1)	—	4,488	27,675	7,617	39,780
Total	$143,918	$1,508,191	$441,038	$7,800	$2,100,947

(1)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $0.4 million and $0.6 million realized losses on securities recorded as other than temporary impairments for the three months ended March 31, 2017 and 2016, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	March 31, 2017	December 31, 2016

Land	$144,085	$143,286
Building	645,535	646,372
In-place leases and other intangibles	155,160	154,687
Less: Accumulated depreciation and amortization	(130,427)	(122,007)
Real estate and related lease intangibles, net	$814,353	$822,338

Below market lease intangibles, net (other liabilities)	$(16,428)	$(16,506)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2017	2016

Depreciation expense (1)	$5,720	$6,104
Amortization expense	2,849	3,693
Total real estate depreciation and amortization expense	$8,569	$9,797

(1)
Depreciation expense on the consolidated statements of income also includes $23 thousand and $5 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2017 and 2016, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At March 31, 2017, gross intangible assets totaled $155.2 million with total accumulated amortization of $51.2 million, resulting in net intangible assets of $104.0 million, including $6.8 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2016, gross intangible assets totaled $154.7 million with total accumulated amortization of $48.1 million, resulting in net intangible assets of $106.6 million, including $7.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company recorded a net increase (reduction) in operating lease income of $(0.3) million and $0.4 million, respectively, for amortization of above market lease intangibles acquired. For the three months ended March 31, 2017 and 2016, the Company recorded a net increase (reduction) in operating lease income of $0.3 million and $(0.4) million, respectively, for amortization of below market lease intangibles acquired.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of March 31, 2017 ($ in thousands):

Period Ending December 31,	Amount

2017 (last 9 months)	$8,964
2018	7,650
2019	7,650
2020	7,650
2021	6,824
Thereafter	65,270
Total	$104,008

There were $0.6 million and $0.7 million of unbilled rent receivables included in other assets on the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

There was unencumbered real estate of $63.1 million and $70.3 million as of March 31, 2017 and December 31, 2016, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at March 31, 2017 ($ in thousands):

Period Ending December 31,	Amount

2017 (last 9 months)	$55,786
2018	70,931
2019	65,911
2020	62,574
2021	59,407
Thereafter	505,373
Total	$819,982

Acquisitions

During the three months ended March 31, 2017, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

February 2017	Net Lease	Carmi, IL	$1,411	100.0%
February 2017	Net Lease	Peoria, IL	1,183	100.0%
March 2017	Net Lease	Ridgedale, MO	1,298	100.0%
Total			$3,892

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

The purchase prices were allocated to the net assets acquired, which also include asset acquisitions occurring on or after October 1, 2016, during the three months ended March 31, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$744
Building	2,777
Intangibles	559
Below Market Lease Intangibles	(188)
Total purchase price	$3,892

The weighted average amortization period for intangible assets acquired during the three months ended March 31, 2017 was 34.2 years. The Company recorded $35,946 in revenues and $35,946 in earnings (losses) from its 2017 acquisitions for the three months ended March 31, 2017, which are included in our consolidated statements of income.

No properties were acquired during the three months ended March 31, 2016.

Sales

The Company sold the following properties during the three months ended March 31, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$4,200	$2,320	$1,880	—	12	47
Various	Condominium	Miami, FL	2,125	1,674	451	—	6	82
Totals			$6,325	$3,994	$2,331

The Company sold the following properties during the three months ended March 31, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Mar 2016	Net Lease	Rockland, MA	$7,922	$7,211	$711	1	—	—
Various	Condominium	Las Vegas, NV	8,404	4,417	3,987	—	17	115
Various	Condominium	Miami, FL	5,963	4,566	1,397	—	21	132
Totals			$22,289	$16,194	$6,095

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the three months ended March 31, 2017 and 2016 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2017, the Company had an aggregate investment of $34.2 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2017 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $30.2 million. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2017 and December 31, 2016 ($ in thousands):

Entity	March 31, 2017	December 31, 2016

Ladder Capital Realty Income Partnership I LP	$—	$—
Grace Lake JV, LLC	3,958	3,719
24 Second Avenue Holdings LLC	30,227	30,306
Investment in unconsolidated joint ventures	$34,185	$34,025

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
Entity	2017	2016

Ladder Capital Realty Income Partnership I LP	$—	$892
Grace Lake JV, LLC	238	225
24 Second Avenue Holdings LLC	(312)	(323)
Earnings (loss) from investment in unconsolidated joint ventures	$(74)	$794

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounted for its interest in LCRIP I using the equity method of accounting, as it exerted significant influence but the unrelated limited partners had substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and was entitled to a fee based upon the average net equity invested in LCRIP I, which was subject to a fee reduction in the event average net equity invested in LCRIP I exceeded $100.0 million. As discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during the first quarter of 2016, the Company recorded an additional return on equity of $0.9 million in this investment in unconsolidated joint venture predominately relating to prior years. During the three months ended March 31, 2017, the Company recorded no management fees. During the three months ended March 31, 2016, the Company recorded $6,905 in management fees, which is reflected in fee and other income in the consolidated statements of income.

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

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. During the three months ended March 31, 2017 and 2016, the Company recorded $0.3 million and $0.3 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three months ended March 31, 2017 and 2016, the Company capitalized $0.2 million and $0.2 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As of March 31, 2017 and December 31, 2016, 24 Second Avenue had $24.7 million and $21.6 million, respectively, of loans payable. As of March 31, 2017, the existing building has been demolished and we are anticipating completion in 2018. Our operating partner entered into a construction loan in the amount of $50.5 million to fund the project. As of March 31, 2017, draws of $24.7 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016

Total assets	$140,905	$138,298
Total liabilities	97,068	94,964
Partners’/members’ capital	$43,837	$43,334

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2017 and 2016 ($ in thousands):

	Three Months Ended March 31,
	2017	2016

Total revenues	$3,791	$4,237
Total expenses	5,798	4,416
Net income (loss)	$(2,007)	$(179)

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2017 and December 31, 2016 are as follows ($ in thousands):

March 31, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at March 31, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$311,312		$288,688	2.66% - 3.41%	10/30/2018	(2)	(3)	$453,843	$461,210
Committed Loan Repurchase Facility	450,000	137,324		312,676	3.08% - 3.90%	5/24/2017	(4)	(3)	241,974	244,538
Committed Loan Repurchase Facility	300,000	151,257		148,743	3.08% - 4.16%	4/9/2018	(5)	(6)	299,156	306,986
Committed Loan Repurchase Facility	100,000	34,369		65,631	3.16% - 3.41%	6/28/2019	—	(3)	46,186	46,491
Committed Loan Repurchase Facility	200,000	50,732		149,268	3.13% - 3.88%	2/29/2020	(7)	(3)	69,422	75,291	(8)
Total Committed Loan Repurchase Facilities	1,650,000	684,994		965,006					1,110,581	1,134,516
Committed Securities Repurchase Facility	400,000	115,000		285,000	1.10% - 2.12%	7/1/2018	N/A	(9)	213,238	213,238
Uncommitted Securities Repurchase Facility	N/A (9)	239,361		N/A (10)	1.10% - 2.57%	4/2017 - 6/2017	N/A	(9)	279,764	279,764
Total Repurchase Facilities	2,050,000	1,039,355		1,250,006					1,603,583	1,627,518
Revolving Credit Facility	168,520	168,000		520	6.5%	2/11/2018	(11)	N/A (12)	N/A (12)	N/A (12)
Mortgage Loan Financing	589,217	589,217		—	4.25% - 6.75%	2018 - 2026	N/A	(13)	749,677	875,725	(14)
Mortgage Loan Receivable Financing	57,038	57,038		—	N/A	N/A	N/A	N/A	N/A	N/A
Borrowings from the FHLB	2,000,000	1,475,500		524,500	0.57% - 2.74%	2017 - 2024	N/A	(14)	1,921,263	1,930,137
Senior Unsecured Notes	1,057,732	1,048,576	(16)	—	5.250% - 7.375%	2017 - 2022	N/A	N/A (17)	N/A (17)	N/A (17)
Total Debt Obligations	$5,922,507	$4,377,686		$1,775,026					$4,274,523	$4,433,380

(1)	March 31, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Three additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date, or if the lender consents, October 30, 2019, the initial extended maturity date.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Includes $5.1 million of loans made to consolidated subsidiaries.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	Three additional 12-month extension periods at Company’s option.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(16)
Presented net of unamortized debt issuance costs of $9.2 million at March 31, 2017. Pursuant to their terms, the Company had called for prepayment of the 2017 Notes at par (plus any accrued and unpaid interest to the redemption date) with an outstanding principal balance of $291.5 million. The Company remitted the payment amount to the Trustee on March 31, 2017 and the 2017 Notes were repaid on April 3, 2017. The amount held by the Trustee was reflected in other assets on the Company’s consolidated balance sheets as of March 31, 2017.

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

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the March 31, 2017 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of March 31, 2017 and December 31, 2016.

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

On February 22, 2017, the Company exercised a one year extension option on one of its committed loan repurchase facilities. In connection with this extension, the Company elected to reduce the maximum capacity of the facility to $300.0 million. In addition, on March 21, 2017, the Company amended this committed loan repurchase facility to, among other things, add one additional 364-day extension period at Company’s option and one additional 364-day extension period permitted with lender’s consent.

On March 1, 2017, the Company executed an amendment and extension of one of its credit facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to February 28, 2022 and increasing the maximum funding capacity to $200.0 million.

As of March 31, 2017, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.0 billion. As of March 31, 2017, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $74.1 million, or 5% of our total equity. As of March 31, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 36.1%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017 and March 23, 2017, to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $168.5 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of March 31, 2017 and December 31, 2016, the amount of unamortized costs relating to such facilities are $5.5 million and $4.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 70% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the three months ended March 31, 2017, the Company did not execute any term debt agreements to finance properties in its real estate portfolio. During the three months ended March 31, 2016, the Company executed 4 term debt agreements to finance properties in its real estate portfolio. These nonrecourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2026 as of March 31, 2017. These loans have carrying amounts of $589.2 million and $590.1 million, net of unamortized premiums of $5.3 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $749.7 million and $757.5 million as of March 31, 2017 and December 31, 2016, respectively.

Mortgage Loan Receivable Financing (Nonrecourse)

During the three months ended March 31, 2017, the transfers of financial assets via sales of loans were treated as sales in accordance with ASC Topic 860 — Transfers and Servicing, with the exception of two assets, with a combined book value of $56.1 million in which the Company retains effective control that would preclude sales accounting. The transfers are considered nonrecourse secured borrowings in which the assets remain on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds of $56.1 million are recognized in debt obligations. During the three months ended March 31, 2016, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”), a consolidated subsidiary of the Company, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On January 13, 2017, Tuebor’s advance limit was updated to the lowest of $2.0 billion, 40% of Tuebor’s total assets or 150% of the Company’s total equity.

As of March 31, 2017, Tuebor had $1.5 billion of borrowings outstanding (with an additional $524.5 million of committed term financing available from the FHLB), with terms of overnight to seven years (with a weighted average of 2.6 years), interest rates of 0.57% to 2.74% (with a weighted average of 1.24%), and advance rates of 57.8% to 95.2% of the collateral. As of March 31, 2017, collateral for the borrowings was comprised of $1.2 billion of CMBS and U.S. Agency Securities and $761.0 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $324.3 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2017.

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

FHLB advances amounted to 33.7% of the Company’s outstanding debt obligations as of March 31, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2017, the Company has a 71.4% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements.

Unamortized debt issuance costs of $9.2 million and $4.0 million are included in senior unsecured notes as of March 31, 2017 and December 31, 2016, respectively, in accordance with GAAP.

2017 Notes

On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes required interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes were unsecured and subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after April 1, 2017, the 2017 Notes were redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On November 5, 2014, the board of directors authorized the Company to make up to $325.0 million in repurchases of the 2017 Notes from time to time without further approval.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the year ended December 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. During the three months ended March 31, 2017, the Company retired $6.1 million of principal of the 2017 Notes for a repurchase price of $6.2 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt. As of March 31, 2017, the remaining $291.5 million in aggregate principal amount of the 2017 Notes was due October 2, 2017.

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditional on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company repaid the remaining $291.5 million in aggregate principal amount of the 2017 Notes (including accrued and unpaid interest as of that date).

2021 Notes

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2017 (last 9 months)(2)	$1,312,542
2018	806,468
2019	313,298
2020	113,801
2021	362,941
Thereafter	1,472,447
Subtotal	$4,381,497
Debt issuance costs included in senior unsecured notes	(9,156)
Premiums included in mortgage loan financing	5,345
Total	4,377,686

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2017 include $1.0 billion relating to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of March 31, 2017.

(2)
Amount includes $291.5 million of 2017 Notes. The Company had remitted the payment amount to the Trustee on March 31, 2017 and the 2017 Notes were repaid on April 3, 2017. The amount held by the Trustee was reflected in other assets on the Company’s consolidated balance sheets as of March 31, 2017.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $899.4 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2017.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2017 and December 31, 2016 are as follows ($ in thousands):

March 31, 2017

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,306,653		$1,323,369	$1,325,250	Internal model, third-party inputs	2.72%	3.38
CMBS interest-only(1)	7,801,370	(2)	316,486	320,865	Internal model, third-party inputs	3.58%	3.04
GNMA interest-only(3)	457,597	(2)	17,640	15,625	Internal model, third-party inputs	4.47%	4.37
Agency securities(1)	760		786	771	Internal model, third-party inputs	1.90%	3.35
GNMA permanent securities(1)	38,029		38,836	39,469	Internal model, third-party inputs	3.69%	5.81
Mortgage loan receivables held for investment, at amortized cost	2,317,221		2,300,093	2,321,245	Discounted Cash Flow(4)	6.93%	1.70
Mortgage loan receivables held for sale	520,679		516,582	585,212	Internal model, third-party inputs(5)	5.06%	7.71
FHLB stock(6)	77,915		77,915	77,915	(6)	4.25%	N/A
Nonhedge derivatives(1)(7)	97,100		N/A	108	Counterparty quotations	N/A	0.44

Liabilities:
Repurchase agreements - short-term	549,892		549,892	549,892	Discounted Cash Flow(8)	2.28%	0.12
Repurchase agreements - long-term	489,464		489,464	489,464	Discounted Cash Flow(9)	2.34%	1.56
Revolving credit facility	168,000		168,000	168,000	Discounted Cash Flow(10)	6.50%	1.87
Mortgage loan financing	589,152		589,217	594,012	Discounted Cash Flow(9)	4.85%	6.90
Mortgage loan receivable financing	57,038		57,038	57,038	Sales Proceeds	N/A	N/A
Borrowings from the FHLB	1,475,500		1,475,500	1,476,686	Discounted Cash Flow	1.24%	2.64
Senior unsecured notes	1,057,732		1,048,576	1,064,144	Broker quotations, pricing services	5.99%	3.57
Nonhedge derivatives(1)(7)	1,001,200		N/A	4,207	Counterparty quotations	N/A	1.23

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2017 and 2016 ($ in thousands):

March 31, 2017

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,306,653		$—	$—	$1,325,250	$1,325,250
CMBS interest-only(1)	7,801,370	(2)	—	—	320,865	320,865
GNMA interest-only(3)	457,597	(2)	—	—	15,625	15,625
Agency securities(1)	760		—	—	771	771
GNMA permanent securities(1)	38,029		—	—	39,469	39,469
Nonhedge derivatives(4)	97,100		—	108	—	108
			$—	$108	$1,701,980	$1,702,088
Liabilities:
Nonhedge derivatives(4)	1,001,200		$—	$4,207	$—	$4,207

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment	$2,317,221		$—	$—	$2,321,245	$2,321,245
Mortgage loan receivable held for sale	520,679		—	—	585,212	585,212
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,984,372	$2,984,372
Liabilities:						0
Repurchase agreements - short-term	549,892		$—	$—	$549,892	$549,892
Repurchase agreements - long-term	489,464		—	—	489,464	489,464
Revolving credit facility	168,000		—	—	168,000	168,000
Mortgage loan financing	589,152		—	—	594,012	594,012
Mortgage loan receivable financing	57,038		—	—	57,038	57,038
Borrowings from the FHLB	1,475,500		—	—	1,476,686	1,476,686
Senior unsecured notes	1,057,732		—	—	1,064,144	1,064,144
			$—	$—	$4,399,236	$4,399,236

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2016

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,676,680		$—	$—	$1,701,395	$1,701,395
CMBS interest-only(1)	8,160,458	(2)	—	—	342,171	342,171
GNMA interest-only(3)	478,577	(2)	—	—	16,821	16,821
Agency securities(1)	774		—	—	780	780
GNMA permanent securities(1)	38,327		—	—	39,780	39,780
Nonhedge derivatives(4)	847,000		—	5,018	—	5,018
			$—	$5,018	$2,100,947	$2,105,965
Liabilities:
Nonhedge derivatives(4)	100,400		—	3,446	—	3,446

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivables held for investment, at amortized cost	2,011,309		—	—	2,014,973	2,014,973
Mortgage loan receivables held for sale	360,518		—	—	359,897	359,897
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,452,785	$2,452,785
Liabilities:						0
Repurchase agreements - short-term	629,430		—		629,430	629,430
Repurchase agreements - long-term	477,756		—	—	477,756	477,756
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	589,152		—	—	595,778	595,778
Mortgage loan receivable financing	—		—	—	—	—
Borrowings from the FHLB	1,660,000		—	—	1,662,178	1,662,178
Senior unsecured notes	563,872		—	—	550,562	550,562
			$—	$—	$3,940,704	$3,940,704

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2017 and 2016 ($ in thousands):

Level 3	2017	2016

Balance at January 1,	$2,100,947	$2,407,217
Transfer from level 2	—	—
Purchases	45,726	227,758
Sales	(361,323)	(15,477)
Paydowns/maturities	(74,285)	(36,136)
Amortization of premium/discount	(19,357)	(18,958)
Unrealized gain/(loss)	4,911	34,459
Realized gain/(loss) on sale	5,361	11
Balance at March 31,	$1,701,980	$2,598,874

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,325,250		Discounted cash flow	Yield (4)	1.41%	2.79%	8.62%
				Duration (years)(5)	0.10	3.65	7.99
CMBS interest-only (1)	320,865	(2)	Discounted cash flow	Yield (4)	2.62%	3.52%	4.24%
				Duration (years)(5)	0.75	3.03	4.22
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	15,625	(2)	Discounted cash flow	Yield (4)	3.84%	8.28%	50.65%
				Duration (years)(5)	0.26	2.35	5.21
				Prepayment speed (CPJ)(5)	5.00	13.33	35.00
Agency securities (1)	771		Discounted cash flow	Yield (4)	1.4%	2.06%	2.43%
				Duration (years)(5)	0.00	3.47	5.38
GNMA permanent securities (1)	39,469		Discounted cash flow	Yield (4)	2.73%	3.63%	6.37%
				Duration (years)(5)	1.74	6.12	6.47
Total	$1,701,980

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

December 31, 2016

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,701,395		Discounted cash flow	Yield (3)	1.35%	2.87%	9.18%
				Duration (years)(4)	0.04	3.55	9.01
CMBS interest-only (1)	342,171	(2)	Discounted cash flow	Yield (3)	2.84%	4.04%	4.8%
				Duration (years)(4)	0.00	2.99	4.37
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only (3)	16,821	(2)	Discounted cash flow	Yield (4)	0.87%	7.22%	48.64%
				Duration (years)(5)	1.69	4.44	20.66
				Prepayment speed (CPJ)(5)	5.00	13.80	35.00
Agency securities (1)	780		Discounted cash flow	Yield (4)	1.4%	2.17%	2.63%
				Duration (years)(5)	2.61	3.27	4.39
GNMA permanent securities (1)	39,780		Discounted cash flow	Yield (4)	2.63%	3.65%	6.92%
				Duration (years)(5)	1.92	10.30	15.66
Total	$2,100,947

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

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of March 31, 2017 and December 31, 2016 ($ in thousands):

March 31, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$482,600	$1	$3,051	0.25
10-year Swap	419,500	15	3,106	0.25
5-year U.S. Treasury Note	21,500	—	34	0.25
10-year U.S. Treasury Note Ultra	3,200	—	25	0.25
Variation Margin	—	—	(5,104)
Total futures	926,800	16	1,112
Swaps
3 Month LIBOR(2)	50,000	—	2,618	3.47
Credit derivatives
CMBX	10,000	5	—	4.85
CDX	33,500	—	477	1.72
S&P 500 Put Options	78,000	87	—	0.21
Total credit derivatives	121,500	92	477
Total derivatives	$1,098,300	$108	$4,207

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

December 31, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	602,200	3,210	2	0.25
10-year Swap	226,700	1,674	266	0.25
5-year U.S. Treasury Note	21,800	93	—	0.25
10-year U.S. Treasury Note	3,200	38	—	0.25
Total futures	853,900	5,015	268
Swaps
3 Month LIBOR(2)	50,000	—	2,697	3.72
Credit Derivatives
CMBX	10,000	3	—	5.08
CDX	33,500	—	481	1.97
Total credit derivatives	43,500	3	481
Total derivatives	$947,400	$5,018	$3,446

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three months ended March 31, 2017 and 2016($ in thousands):

	Three Months Ended March 31, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(5,844)	$4,043	$(1,801)
Swaps	301	(279)	22
Credit Derivatives	(106)	(96)	(202)
Total	$(5,649)	$3,668	$(1,981)

	Three Months Ended March 31, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(8,564)	$(40,797)	$(49,361)
Swaps	(1,078)	(338)	(1,416)
Credit Derivatives	12	(97)	(85)
Total	$(9,630)	$(41,232)	$(50,862)

The Company’s counterparties held $18.2 million and $11.3 million of cash margin as collateral for derivatives as of March 31, 2017 and December 31, 2016, respectively, which is included in restricted cash in the consolidated balance sheets.

Futures

Collateral posted with our futures counterparties is segregated in the Company’s books and records. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a Futures Commission Merchant. Interest rate futures that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties’ market value. The counterparties have the right to re-pledge the collateral posted, but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate futures change.

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Effective January 3, 2017, CME amended their rulebooks to legally characterize daily variation margin payments for centrally cleared interest rate futures as settlement rather than collateral. As a result of this rule change, variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures.

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of March 31, 2017 and December 31, 2016, the Company was in compliance with these requirements and not in default on its indebtedness. As of March 31, 2017 and December 31, 2016, there was $4.2 million and $6.2 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2017 and December 31, 2016. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess than the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2017
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$108	$—	$108	$—	$—	$108
Total	$108	$—	$108	$—	$—	$108

(1) Included in restricted cash on consolidated balance sheets.

As of March 31, 2017
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$4,207	$—	$4,207	$—	$4,207	$—
Repurchase agreements	1,039,355	—	1,039,355	1,039,355	—	—
Total	$1,043,562	$—	$1,043,562	$1,039,355	$4,207	$—

(1) Included in restricted cash on consolidated balance sheets.

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

(1) Included in restricted cash on consolidated balance sheets.

As of December 31, 2016
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$3,446	$—	$3,446	$—	$3,446	$—
Repurchase agreements	1,107,185	—	1,107,185	1,107,185	—	—
Total	$1,110,631	$—	$1,110,631	$1,107,185	$3,446	$—

(1) Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2017 and December 31, 2016 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the three months ended March 31, 2017, 6,790,121 Series REIT LP Units and 6,790,121 Series TRS LP Units were collectively exchanged for 6,790,121 shares of Class A common stock and 6,790,121 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2017, the Company repurchased no shares of Class A common stock. During the three months ended March 31, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost. As of March 31, 2017, the Company has a remaining amount available for repurchase of $44.4 million, which represents 3.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $14.44 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2017		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
Total	$0.300

March 1, 2016	$0.275
Total	$0.275

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

In order to comply with the Private Letter Ruling, shareholders had the option to elect to receive the fourth quarter 2015 and 2016 dividends in all cash (a “Cash Election”), or all shares of Ladder’s Class A common stock (a “Share Election”). Shareholders who did not return an election form, or who otherwise failed to properly complete an election form, were deemed to have made a Share Election. The total amount of cash paid to all shareholders was limited to a maximum of 20% of the total value of each of the fourth quarter 2015 and 2016 dividends (the “Cash Amount”). The aggregate amount of the dividends owed to shareholders who made Cash Elections exceeded the Cash Amount, and accordingly, the Cash Amount was prorated among such shareholders, with the remaining portion of the fourth quarter 2015 or 2016 dividend, as applicable, paid to such shareholders in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. Shareholders making Stock Elections received the full amount of the dividend in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. The Company believes that the total value of its 2015 dividends was sufficient to fully distribute its 2015 taxable income and its accumulated earnings and profits. The Company believes that the total value of its 2016 dividends was sufficient to fully distribute its 2016 taxable income.

On January 24, 2017, the Company paid an aggregate of $20.8 million in cash to its Class A shareholders, accrued for dividends payable on unvested restricted stock and unvested options with dividend equivalent rights of $0.7 million and issued 815,819 shares of its Class A common stock, equivalent to $11.5 million, in connection with the fourth quarter 2016 dividend totaling $0.46 per share. The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2016 dividend was determined based on shareholder elections and the volume weighted average price of $14.06 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 12, 2017, the date that election forms were due. The Company also issued 432,314 shares of its Class B common stock and each of Series REIT and Series TRS of LCFH issued 1,248,133 of their respective Series LP units corresponding to the aggregate number of Class A and Class B shares issued by the Company. The Company believes that the total value of its 2017 dividend was sufficient to fully distribute its 2017 taxable income.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2017 and 2016 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2016	$1,365	$761	$2,126
Other comprehensive income (loss)	3,117	1,634	4,751
Exchange of noncontrolling interest for common stock	403	(403)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(51)	51	—
March 31, 2017	$4,834	$2,043	$6,877

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	19,467	14,916	34,383
Exchange of noncontrolling interest for common stock	(122)	122	—
Rebalancing of ownership percentage between Company and Operating Partnership	350	(350)	—
March 31, 2016	$16,139	$11,849	$27,988

Capitalized Offering Costs

As described in Note 1, the Company completed an IPO of its Class A Common Stock on February 11, 2014. Costs directly attributable to the Company’s IPO of $20.5 million were capitalized and charged against the proceeds of the IPO once completed.

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of reorganization transactions which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2017, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $4.2 million as of March 31, 2017. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners continue to own interests in the operating partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests, along with the Class B shares held by these investors, are exchangeable for Class A shares of the Company. The roll-forward of the Operating Partnership’s LP Units follow the Class B common stock of the Company as disclosed in the consolidated statements of changes in equity.

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

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2017 and 2016 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Basic Net income (loss) available for Class A common shareholders	$13,470	$(5,539)
Diluted Net income (loss) available for Class A common shareholders	$19,280	$(5,539)
Weighted average shares outstanding
Basic	72,871,990	59,596,889
Diluted	109,334,847	59,596,889

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2017 and 2016 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2017 and 2016, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three months ended March 31, 2017 and 2016, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three months ended March 31, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$13,470	$(5,539)
Denominator:
Weighted average number of shares of Class A common stock outstanding	72,871,990	59,596,889
Basic net income (loss) per share of Class A common stock	$0.18	$(0.09)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$13,470	$(5,539)
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	5,838	—
Additional corporate tax (expense) benefit	(28)	—
Diluted net income (loss) attributable to Class A common shareholders	$19,280	$(5,539)
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	72,871,990	59,596,889
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	36,340,717	—
Incremental shares of unvested Class A restricted stock	122,140	—
Diluted weighted average number of shares of Class A common stock outstanding	109,334,847	59,596,889
Diluted net income (loss) per share of Class A common stock	$0.18	$(0.09)

For the three months ended March 31, 2016, shares issuable relating to converted Class B common shareholders and incremental shares of unvested Class A restricted stock are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

2015 Annual Restricted Stock Awards and Annual Option Awards

Members of management are eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2015, Annual Restricted Stock Awards were granted to our executive officers (each, a “Management Grantee”) with an aggregate value of $12.6 million which represents 688,400 shares of restricted Class A common stock in connection with 2014 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to the Management Grantees will generally vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on December 31 of each of 2015, 2016 and 2017 if the Company achieves a return on equity, based on Core Earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year (the “Catch-Up Provision”). If the term “Core Earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met the Performance Target for the years ended December 31, 2016 and 2015.

The Company has elected to recognize the compensation expense related to the time-based vesting portion of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the February 18, 2015 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

1.
Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris will be expensed 1/2 each year, for two years, on an annual basis in advance of the Harris Retirement Eligibility Date, as described below.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris became fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. For other Management Grantees, upon the first date that is on or after February 11, 2019, where the sum of the individual’s age and the individual’s number of full, completed years of employment with us or our subsidiaries is equal to or greater than 60 (the “Executive Retirement Eligibility Date”). The Executive Retirement Eligibility Date for Pamela McCormack is December 8, 2019 (the “McCormack Retirement Eligibility Date”). For Management Grantees other than Harris and McCormack, the Executive Retirement Eligibility Date is February 11, 2019), the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the Executive Retirement Eligibility Date, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the Catch-Up Provision described above, regardless of continued employment with us our subsidiaries following the Executive Retirement Eligibility Date.

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

2016 Annual Restricted Stock Awards and Annual Option Awards

On February 18, 2016, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $9.1 million which represents 793,598 shares of restricted Class A common stock in connection with 2015 compensation. These awards are subject to the same terms and conditions as the 2015 Annual Restricted Stock Awards, except that the relevant vesting periods begin in 2016, rather than in 2015. The Company met the Performance Target for the year ended December 31, 2016.

The Company has elected to recognize the compensation expense related to the time-based vesting of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the February 18, 2016 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

1.	Compensation expense for restricted stock subject to time-based vesting criteria granted to Brian Harris was expensed in full on February 11, 2017, the Harris Retirement Eligibility Date.

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

On February 18, 2016, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.1 million, representing 12,636 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed in full on an annual basis following such grant. These grants are subject to the same terms and conditions as those made in 2015 except that the vesting period commenced in 2016.

The 2016 awards are subject to the same change in control and retirement provisions that are described above.

2017 Annual Restricted Stock Awards

On February 18, 2017, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.2 million, representing 16,245 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

For 2016 performance, management received solely stock-based incentive equity. On February 18, 2017, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $10.2 million which represents 736,461 shares of restricted Class A common stock in connection with 2016 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. For other Management Grantees, fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2017, 2018 and 2019, respectively. The Catch-Up Provision applies to the performance vesting portion of this award.

The Company has elected to recognize the compensation expense related to the time-based vesting of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period for the entire award. As such, the compensation expense related to the February 18, 2017 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

1.	Compensation expense for stock granted to Brian Harris will be expensed immediately in accordance with the Harris Retirement Eligibility Date.

2.
Compensation expense for restricted stock subject to time-based vesting criteria granted to Pamela McCormack will be expensed 1/3 each year, for three years, on an annual basis in advance of the McCormack Retirement Eligibility Date.

3.
Compensation expense for restricted stock subject to time-based vesting criteria granted to the Management Grantees other than Mr. Harris and Ms. McCormack, will be expensed 1/3 each year, for three years, on an annual basis in advance of the Executive Retirement Eligibility Date.

Accruals of compensation cost for an award with a performance condition is accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

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

On February 18, 2017, Restricted Stock Awards were granted to certain non-management employees (each, a “Non-Management Grantee”) with an aggregate value of $0.6 million which represents 40,000 shares of restricted Class A common stock in connection with 2016 compensation. Fifty percent of each Restricted Stock Award granted is subject to time-based vesting criteria, and the remaining 50% of each Restricted Stock Award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to Non-Management Grantees will vest in three installments on each of the first three anniversaries of June 1, 2017, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on June 1 of each of 2018, 2019 and 2020 (subject to the performance target being achieved). The Catch-Up Provision applies to the performance vesting portion of this award. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the February 18, 2017 Restricted Stock Awards to Non-Management Grantees shall be recognized 1/3 for the period February 18, 2017 through June 1, 2018, 1/3 for the period June 2, 2018 through June 1, 2019 and 1/3 for the period June 2, 2019 through June 1, 2020.

Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition.  Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

On March 3, 2017, a new member of the board of directors received a Restricted Stock Award with a grant date fair value of $75,616, representing 5,130 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

Other 2017 Restricted Stock Awards

On January 24, 2017, Management Grantees received a Restricted Stock Award with a grant date fair value of $30,455, representing 2,191 shares of restricted Class A common stock. These shares represent stock dividends paid on the number of shares subject to the 2016 options (had such shares been outstanding) and vest with the time-vesting 2016 options they are associated with, subject to the Retirement Eligibility Date of the respective member of management. Compensation expense shall be recognized on a straight-line basis over the requisite service period.

On February 18, 2017, a new employee of the Company received a Restricted Stock Award with a grant date fair value of $0.4 million, representing 28,881 shares of restricted Class A common stock, which will vest in two equal installments on each of the first two anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. Compensation expense shall be recognized on a straight-line basis over the requisite service period.

On February 18, 2017, Management Grantees received cash of $1.0 million and a Stock Award with a grant date fair value of $48,475, representing 3,500 shares of Class A common stock, intended to represent dividends in type and amount that the 2015 stock option grant to management would have received had such options had dividend equivalent rights since grant. This grant also provides for future dividend equivalents that vest according to the vesting schedule of the 2015 stock option grant. Compensation expense shall be recognized on a straight-line basis over the requisite service period.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended March 31,
	2017		2016
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	832,408	$11,616	793,598	$9,118
Grants - Class A Common Stock (restricted) dividends	15,560	216	166,934	1,908
Stock Options	—	—	380,949	1,356

Amortization to compensation expense
Ladder compensation expense		(7,254)		(3,464)
Total amortization to compensation expense		$(7,254)		$(3,464)

The table below presents the number of unvested shares and outstanding stock options at March 31, 2017 and changes during 2017 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	847,968	—
Exercised		—
Vested	(1,423,934)
Forfeited	—	—
Expired		—
Nonvested/Outstanding at March 31, 2017	899,899	982,135

Exercisable at March 31, 2017		752,017

At March 31, 2017 there was $10.5 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 25.3 months.

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
The date that the amounts deferred into the Phantom Equity Plan are paid to a participant depends upon whether such deferral is a mandatory deferral or an elective deferral. Elective deferrals are paid upon the earliest to occur of (1) a change in control (as defined in the Phantom Equity Plan), (2) the end of the participant’s employment, or (3) December 31, 2017. The vested amounts of the mandatory contributions are paid upon the first to occur of (A) a change in control and (B) the first to occur of (x) December 31, 2017 or (y) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable plan year to which the underlying deferred annual bonus relates. The Company could elect to make, and did make, payments pursuant to the Phantom Equity Plan in the form of cash in an amount equal to the then fair market value of such shares of the Company’s Class A common stock (or, prior to our IPO, the Series B Participating Preferred Units), and on May 14, 2014, the Compensation Committee made a global election to make all payments pursuant to the Phantom Equity Plan in the form of cash. Mandatory contributions that were paid at the time specified in clause 2(B) above were made in cash.
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
As of March 31, 2017, there are 274,285 phantom units outstanding, all of which are vested, resulting in a liability of $4.4 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there are 373,871 phantom units outstanding, all of which are vested, resulting in a liability of $6.1 million, which is included in accrued expenses on the consolidated balance sheets.

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

As of March 31, 2017, there are 354,638 phantom units outstanding, of which 226,465 are unvested, resulting in a liability of $3.8 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there are 273,709 phantom units outstanding, of which 134,281 are unvested, resulting in a liability of $3.6 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 8, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2017 and paid to employees in full on February 21, 2017. On February 10, 2016, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of March 31, 2016 and paid to employees in full on February 17, 2016. During the three months ended March 31, 2017 and 2016, the Company recorded compensation expense of $3.1 million and $4.7 million, respectively, related to bonuses.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $2.2 million and $1.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company’s net deferred tax assets were $4.8 million and $2.1 million, respectively, and are included in other assets in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(3.6) million and $(2.0) million for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2017, the Company has a deferred tax asset of $6.0 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2017, the tax years 2013, 2014, 2015 and 2016 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities in the IPO Reorganization Transactions. The related acquisition agreements provided an indemnification to the Company by the transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities for the years 2010-2012 (which are now wholly owned). As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. The settlement was finalized during the three months ended December 31, 2016. Pursuant to the indemnification, Management expected to recover such amounts and, accordingly, recorded fee and other income in the amount of $3.3 million as well as a corresponding receivable from the indemnity counterparties. As of March 31, 2017, the Company had recovered all amounts owed by the indemnity counterparties related to the 2010-2012 audit. The IRS and New York State have recently begun routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audit to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of March 31, 2017 and December 31, 2016, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of March 31, 2017, the Company has not recognized any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of March 31, 2017 and December 31, 2016, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $2.3 million and $2.5 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

16. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of March 31, 2017, members of senior management have also invested $1.6 million in aggregate in the Fund, since inception. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a nonrecourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are recognized as debt obligations. For the three months ended March 31, 2017, the Company incurred $35,944 in interest expense related to this loan which is included in accrued expenses on the Company’s consolidated balance sheets.

Stockholders Agreement

On March 3, 2017, Ladder, Related and certain pre-IPO stockholders of Ladder, including affiliates of TowerBrook Capital Partners, L.P. and GI Partners L.P., closed a purchase by Related of $80.0 million of Ladder’s Class A common stock from the pre-IPO stockholders. As part of the closing of the transaction, Ladder and Related entered into a Stockholders Agreement, dated as of March 3, 2017, pursuant to which Jonathan Bilzin resigned from the Board, and all committees thereof, and Ladder appointed Richard O’Toole to replace Mr. Bilzin as a Class II Director on Ladder’s Board, each effective as of March 3, 2017. Pursuant to the Stockholders Agreement, Ladder granted to Related a right of first offer with respect to certain horizontal risk retention investments in which Ladder intends to retain an interest and Related agreed to certain standstill provisions.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into an operating lease for its previous primary office space, which commenced on January 5, 2009 and expired on May 30, 2015. Subsequent to entering into this leasing arrangement, the office space was subleased to a third party. Income received on the subleased office space was recorded in other income on the consolidated statements of income. In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.3 million, of rental expense for the three months ended March 31, 2017 and 2016, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2017 (last 9 months)	$942
2018	1,206
2019	1,180
2020	1,180
2021	1,180
Thereafter	99
Total	$5,787

Unfunded Loan Commitments

As of March 31, 2017, the Company’s off-balance sheet arrangements consisted of $123.7 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which consisted of $123.7 million to provide additional first mortgage loan financing. As of December 31, 2016, the Company’s off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended March 31, 2017
Interest income	$44,297	$13,208	$3	$4	$57,512
Interest expense	(6,253)	(1,853)	(6,550)	(16,759)	(31,415)
Net interest income (expense)	38,044	11,355	(6,547)	(16,755)	26,097
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	38,044	11,355	(6,547)	(16,755)	26,097

Operating lease income	—	—	19,630	—	19,630
Tenant recoveries	—	—	1,579	—	1,579
Sale of loans, net	(999)	—	—	—	(999)
Realized gain on securities	—	5,361	—	—	5,361
Unrealized gain (loss) on Agency interest-only securities	—	159	—	—	159
Realized gain (loss) on sale of real estate, net	—	—	2,331	—	2,331
Fee and other income	1,621	—	1,973	872	4,466
Net result from derivative transactions	(1,681)	(300)	—	—	(1,981)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	(74)	—	(74)
Loss on extinguishment of debt	—	—	—	(54)	(54)
Total other income (expense)	(1,059)	5,220	25,439	818	30,418

Salaries and employee benefits	(1,000)	—	—	(15,042)	(16,042)
Operating expenses	43	—	—	(5,522)	(5,479)
Real estate operating expenses	—	—	(7,473)	—	(7,473)
Real estate acquisition costs	—	—	19	—	19
Fee expense	(535)	(94)	(64)	—	(693)
Depreciation and amortization	—	—	(8,569)	(23)	(8,592)
Total costs and expenses	(1,492)	(94)	(16,087)	(20,587)	(38,260)

Income tax (expense) benefit	—	—	—	1,375	1,375
Segment profit (loss)	$35,493	$16,481	$2,805	$(35,149)	$19,630

Total assets as of March 31, 2017	$2,816,675	$1,701,980	$848,538	$574,429	$5,941,622

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended March 31, 2016
Interest income	$41,328	$18,256	$—	$17	$59,601
Interest expense	(6,151)	(1,970)	(6,195)	(15,220)	(29,536)
Net interest income (expense)	35,177	16,286	(6,195)	(15,203)	30,065
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	35,027	16,286	(6,195)	(15,203)	29,915

Operating lease income	—	—	19,294	—	19,294
Tenant recoveries	—	—	1,335	—	1,335
Sale of loans, net	7,830	—	—	—	7,830
Realized gain on securities	—	(573)	—	—	(573)
Unrealized gain (loss) on Agency interest-only securities	—	660	—	—	660
Realized gain on sale of real estate, net	641	—	5,454	—	6,095
Fee and other income	1,805	—	342	828	2,975
Net result from derivative transactions	(16,125)	(34,737)	—	—	(50,862)
Earnings from investment in unconsolidated joint ventures	—	—	(98)	892	794
Gain (loss) on extinguishment of debt	—	—	—	5,382	5,382
Total other income	(5,849)	(34,650)	26,327	7,102	(7,070)

Salaries and employee benefits	(1,500)	—	—	(11,115)	(12,615)
Operating expenses	—	—	(422)	(5,873)	(6,295)
Real estate operating expenses	—	—	(5,719)	—	(5,719)
Fee expense	(436)	—	(114)	(181)	(731)
Depreciation and amortization	—	—	(9,797)	(5)	(9,802)
Total costs and expenses	(1,936)	—	(16,052)	(17,174)	(35,162)

Income tax expense	—	—	—	873	873
Segment profit (loss)	$27,242	$(18,364)	$4,080	$(24,402)	$(11,444)

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $34.2 million and $34.0 million as of March 31, 2017 and December 31, 2016, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $77.9 million as of March 31, 2017 and December 31, 2016, the Company’s deferred tax asset of $4.8 million and $2.1 million as of March 31, 2017 and December 31, 2016, respectively and the Company’s senior unsecured notes of $1.0 billion and $559.8 million as of March 31, 2017 and December 31, 2016, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Senior Unsecured Notes

2017 Notes

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) on April 1, 2017. The redemption was conditional on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described in Note 7, Debt Obligations, Net, satisfied this condition. On April 3, 2017, the Company redeemed the remaining $291.5 million in aggregate principal amount of the 2017 Notes (including accrued and unpaid interest as of that date). The Company remitted the payment amount to the Trustee on March 31, 2017 and the 2017 Notes were repaid on April 3, 2017. The amount held by the Trustee was reflected in other assets on the Company’s consolidated balance sheets as of March 31, 2017.

Committed Loan Repurchase Facility

On May 1, 2017, the Company executed an amendment to one of its credit facilities with a major banking institution to, among other things, extend the maximum term an additional year to May 24, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Ladder Capital Corp included within this Quarterly Report and the Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” within this Quarterly Report and “Risk Factors” within the Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within the Annual Report.

References to “Ladder,” the “Company,” and “we,” “our” and “us” refer to Ladder Capital Corp, a Delaware corporation incorporated in 2013, and its consolidated subsidiaries subsequent to the initial public offering (“IPO”) and related transactions described below.

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

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $17.7 billion of commercial real estate loans from our inception through March 31, 2017. During this timeframe, we also acquired $9.6 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.3 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2017, we originated $13.0 billion of conduit loans, $12.6 billion of which were sold into 43 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2017, we had $5.9 billion in total assets and $1.5 billion of total equity. As of that date, our assets included $2.8 billion of loans, $1.7 billion of securities, and $814.4 million of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of March 31, 2017, we had $4.4 billion of debt financing outstanding. This financing comprised $1.5 billion of financing from the Federal Home Loan Bank (the “FHLB”), $800.0 million committed secured term repurchase agreement financing, $239.4 million of other securities financing, $589.2 million of third-party, non-recourse mortgage debt, $291.5 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”), $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”) and $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes,” collectively with the 2017 Notes and the 2021 Notes, the “Notes”). There were $168.0 million of borrowings outstanding under our Revolving Credit Facility. In addition, as of March 31, 2017, we had $1.8 billion of committed, undrawn funding capacity available, consisting of $0.5 million of availability under our $168.5 million Revolving Credit Facility, $524.5 million of undrawn committed FHLB financing and $1.3 billion of other undrawn committed financings. As of March 31, 2017, our debt-to-equity ratio was 3.0:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2017, our management team and directors held interests in our Company comprising 11.8% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Michael Mazzei, President; Pamela McCormack, Chief Operating Officer; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 67 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Senior Unsecured Notes

2017 Notes

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) on April 1, 2017. The redemption was conditional on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described in Note 7, Debt Obligations, Net, satisfied this condition. On April 3, 2017, the Company repaid the remaining $291.5 million in aggregate principal amount of the 2017 Notes (including accrued and unpaid interest as of that date).

Committed Loan Repurchase Facility

On May 1, 2017, the Company executed an amendment to one of its credit facilities with a major banking institution to, among other things, extend the maximum term an additional year to May 24, 2021.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following table summarizes the value of our investment portfolio as reported in our consolidated financial statements as of the dates indicated below ($ in thousands):

	March 31, 2017		December 31, 2016
Loans
Conduit first mortgage loans	$516,582	8.7%	$357,882	6.4%
Balance sheet first mortgage loans	2,133,672	35.9%	1,828,961	32.8%
Other commercial real estate-related loans	166,421	2.8%	167,134	3.0%
Total loans	2,816,675	47.4%	2,353,977	42.2%
Securities
CMBS investments	1,646,115	27.7%	2,043,566	36.6%
U.S. Agency Securities investments	55,865	0.9%	57,381	1.1%
Total securities	1,701,980	28.6%	2,100,947	37.7%
Real Estate
Real estate and related lease intangibles, net	814,353	13.7%	822,338	14.7%
Total real estate	814,353	13.7%	822,338	14.7%
Other Investments
Investments in unconsolidated joint ventures	34,185	0.6%	34,025	0.6%
FHLB stock	77,915	1.3%	77,915	1.4%
Total other investments	112,100	1.9%	111,940	2.0%
Total investments	5,445,108	91.6%	5,389,202	96.6%
Cash, cash equivalents and restricted cash	117,008	2.0%	64,017	1.1%
Other assets	379,506	6.4%	125,118	2.3%
Total assets	$5,941,622	100.0%	$5,578,337	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through March 31, 2017, we have originated and funded $13.0 billion of conduit first mortgage loans and securitized $12.6 billion of such mortgage loans in 43 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016 and no securitizations in 2017. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed three single-asset securitizations and maintain the flexibility to complete a Ladder-only deal from our Ladder’s CMBS shelf. As of March 31, 2017, we held 22 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $516.6 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 53.7% at March 31, 2017. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2017, we held a portfolio of 97 balance sheet first mortgage loans with an aggregate book value of $2.1 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 64.6% at March 31, 2017.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2017, we held a portfolio of 35 other commercial real estate-related loans with an aggregate book value of $166.4 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 70.6% at March 31, 2017.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of March 31, 2017 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other investment grade securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of March 31, 2017, the estimated fair value of our portfolio of CMBS investments totaled $1.6 billion in 187 CUSIPs ($8.8 million average investment per CUSIP). As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 83.6% AAA/Aaa-rated securities and 16.4% of other investment grade-rated securities, including 13.4% rated AA/Aa, 1.4% rated A/A and 1.6% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2017, our CMBS investments had a weighted average duration of 3.3 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2017, by property count and market value, respectively, 53.4% and 76.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.1% and 36.2% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 9.9% by property count and 0.1% to 13.8% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of March 31, 2017, the estimated fair value of our portfolio of U.S. Agency Securities was $55.9 million in 28 CUSIPs ($2.0 million average investment per CUSIP), with a weighted average duration of 5.4 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2017, by market value, 68.4%, 16.4%, and 3.3% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York, California, and Georgia, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 62.9%, Georgia represented 11.4% and New York represented 2.9% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2017 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of March 31, 2017, we owned 118 single tenant net leased properties with an aggregate book value of $542.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2017, our net leased properties comprised a total of 4.2 million square feet and had a 100% occupancy rate, an average age since construction of 8.4 years and a weighted average remaining lease term of 14.1 years.

In addition, as of March 31, 2017, we owned 31 other properties with an aggregate book value of $236.4 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $92.1 million with an 89.9% occupancy rate, a portfolio of four office buildings in St. Paul, MN with a book value of $53.7 million and a 100.0% occupancy rate, an office building in Ewing, NJ with a book value of $30.4 million and a 100.0% occupancy rate, a portfolio of seven office buildings in Richmond, VA with a book value of $16.8 million and an 82.8% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $10.0 million and a 73.2% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $9.0 million and a 100.0% occupancy rate, and a warehouse in Grand Rapids, MI with a book value of $5.7 million and a 100.0% occupancy rate. We also own a two-story office building in Wayne, NJ with a book value of $9.0 million with a 100.0% occupancy rate, a shopping center in Carmel, NY with a book value of $6.8 million and a 100.0% occupancy rate, and an office building in Peoria, IL with a book value of $2.8 million and a 100.0% occupancy rate.

Residential Real Estate.  We sold 12 condominium units at Veer Towers in Las Vegas, NV, during the three months ended March 31, 2017, generating aggregate gains on sale of $1.9 million. As of March 31, 2017, we owned 47 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $14.4 million through a joint venture, and we intend to sell these remaining units over time. As of March 31, 2017, 4 condominium units were under contract for sale with a book value of $0.8 million. As of March 31, 2017, the remaining condominium units we hold were 31.3% rented and occupied. During the three months ended March 31, 2017, the Company recorded $0.1 million of rental income from the condominium units.

We sold 6 condominium units at Terrazas River Park Village in Miami, FL, during the three months ended March 31, 2017, generating aggregate gains on sale of $0.5 million. As of March 31, 2017, we owned 82 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $20.7 million, and we intend to sell these remaining units over time. As of March 31, 2017, 11 condominium units were under contract for sale with a book value of $2.6 million. As of March 31, 2017, the remaining condominium units we hold were 84.1% rented and occupied. During the three months ended March 31, 2017, the Company recorded $0.4 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of March 31, 2017 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Lease
Ridgedale, MO	03/09/17	$1,298	2016	6/30/31	9,002	$1,362	$—	$1,362	$94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,269	—	1,269	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,435	—	1,435	102	100.0%
Springfield, IL	11/16/16	1,322	2016	6/30/31	9,026	1,395	—	1,395	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,881	—	6,881	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,266	—	1,266	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,216	—	1,216	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,315	—	1,315	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,207	—	1,207	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,449	—	1,449	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,351	1,016	335	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,167	—	1,167	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,275	—	1,275	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,302	—	1,302	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,404	—	1,404	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,370	—	1,370	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,248	945	303	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,122	886	236	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	1,021	783	238	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,232	960	272	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,210	923	287	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,359	1,046	313	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,511	1,139	372	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,447	1,136	311	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,353	1,048	305	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,192	953	239	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,422	1,089	333	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,226	839	387	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,167	775	392	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,183	821	362	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,736	7,991	3,745	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,354	900	454	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,336	3,642	1,694	364	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,921	8,842	4,079	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,246	821	425	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,132	789	343	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,094	742	352	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,345	906	439	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,120	742	378	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,238	934	304	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,355	1,004	351	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,099	825	274	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,157	863	294	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,063	707	356	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,175	769	406	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,250	815	435	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,701	4,703	1,998	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,217	821	396	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,200	821	379	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,966	6,527	2,439	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,134	792	342	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,310	869	441	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,230	858	372	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,183	825	358	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	1,023	697	326	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,373	911	462	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,061	719	342	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	945	631	314	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,135	778	357	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,114	746	368	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,088	732	356	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,201	784	417	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,072	719	353	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,173	803	370	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	901	653	248	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	11,300	8,893	2,407	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	6,007	4,590	1,417	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,886	3,729	1,157	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,054	3,843	1,211	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	26,770	18,717	8,053	1,504	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,234	898	336	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,051	772	279	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	990	726	264	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,132	5,701	2,431	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,388	6,451	1,937	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,640	2,808	832	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,813	12,868	3,945	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,395	11,737	3,658	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,078	8,386	2,692	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	10,038	7,820	2,218	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,879	7,607	2,272	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,290	7,146	2,144	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,212	5,124	3,088	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,054	3,082	972	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,902	3,928	974	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,210	2,493	717	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	29,935	22,845	7,090	1,937	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,594	5,688	1,906	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,952	2,985	967	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,445	3,230	1,215	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,568	3,302	1,266	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,139	2,932	1,207	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,324	3,861	1,463	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,656	3,432	1,224	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,124	4,577	1,547	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,053	3,833	1,220	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,462	3,078	1,384	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,152	4,796	1,356	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	24,433	19,022	5,411	2,169	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	18,644	13,955	4,689	1,629	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	16,590	12,539	4,051	1,464	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	16,404	11,659	4,745	1,361	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	14,396	10,940	3,456	1,277	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	6,036	4,745	1,291	616	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,014	820	194	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,074	797	277	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	856	717	139	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,504	3,420	1,084	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,699	5,320	1,379	596	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,701	5,175	1,526	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	5,999	4,611	1,388	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,460	11,129	1,331	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,454	2,689	765	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,290	3,090	1,200	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,823	3,474	1,349	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,645	3,264	1,381	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,062	2,928	1,134	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,040	2,901	1,139	362	100.0%
Total Net Lease		592,790			4,151,296	542,856	385,113	157,743	39,786
Other
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	2,821	—	2,821	1,593	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	30,435	21,847	8,588	1,921	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,762	—	6,762	458	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,957	6,667	2,290	1,128	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	9,049	7,236	1,813	841	97.0%	(5)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,702	4,925	777	549	97.0%	(5)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	53,733	48,235	5,498	3,135	97.0%	(5)(6)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	16,801	15,801	1,000	696	77.5%	(5)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	92,126	87,724	4,402	2,726	77.5%	(5)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	9,980	11,669	(1,689)	871	90.0%	(5)
Total Other		284,632			2,918,519	236,366	204,104	32,262	13,918
Condominium
Miami, FL	11/21/13	80,000	2010		94,517	20,727	—	20,727	429	100.0%	(7)
Las Vegas, NV	12/20/12	119,000	2006		45,060	14,404	—	14,404	387	98.8%	(5)(8)
Total Condominium		199,000			139,577	35,131	—	35,131	816
Total		$1,076,422			7,209,392	$814,353	$589,217	$225,136	$54,520

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2017. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	See Note 12 for further information regarding noncontrolling interests.

(6)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of March 31, 2017.

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

Other Investments

Institutional Bridge Loan Partnership.  In 2011, we established Ladder Capital Realty Income Partnership I LP (“LCRIP I”), an institutional partnership, with a Canadian sovereign pension fund to invest in first mortgage bridge loans that meet predefined criteria. Our partner owned 90% of the limited partnership interest, and we owned the remaining 10% on a pari passu basis and acted as general partner. We retained discretion over which loans to present to LCRIP I, and our partner retained the discretion to accept or reject individual loans. As the general partner, we engaged our advisory entity to manage the assets of LCRIP I and earned management fees and incentive fees from LCRIP I. In addition, we were entitled to retain origination fees of up to 1% on loans that we sold to LCRIP I and on a case-by-case basis as approved by our partner, retain certain exit fees. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement.

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2017, Grace Lake LLC owned an office building campus with a carrying value of $63.7 million, which is net of accumulated depreciation of $19.8 million, that is financed by $70.9 million of long-term debt. Debt of Grace Lake LLC is nonrecourse to the limited liability company members, except for customary nonrecourse carve-outs for certain actions and environmental liability. As of March 31, 2017, the book value of our investment in Grace Lake LLC was $4.0 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, ultimately, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of March 31, 2017, the existing building has been demolished, and we are anticipating completion in 2018. Our operating partner entered into a construction loan with Ladder in the amount of $50.5 million to fund the project. As of March 31, 2017, draws of $24.7 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of March 31, 2017, the book value of our investment in 24 Second Avenue was $30.2 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of March 31, 2017, the book value of our investment in FHLB Stock was $77.9 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of 2017 Notes in 2012, the $238.5 million of net proceeds from the issuance of Class A common stock in 2014, proceeds from the issuance of $300.0 million of 2021 Notes in 2014, proceeds from the issuance of $500.0 million of 2022 Notes in 2017, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at March 31, 2017, a $168.5 million Revolving Credit Facility and through our FHLB membership. As of March 31, 2017, there was $685.0 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of March 31, 2017, we had total outstanding balances of $354.4 million under all securities master repurchase agreements. We finance our real estate investments with nonrecourse first mortgage loans. As of March 31, 2017, we had outstanding balances of $589.2 million on these nonrecourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.5 billion of borrowings from the FHLB outstanding at March 31, 2017. As of March 31, 2017, we also had a $168.5 million Revolving Credit Facility, with $168.0 million borrowings outstanding, and $1.1 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of March 31, 2017, our debt-to-equity ratio was 3.0:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Factors Impacting Operating Results

There are a number of factors that influence our operating results in a meaningful way. The most significant factors include: (1) our competition; (2) market and economic conditions; (3) loan origination volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (8) real estate transaction volumes; (9) occupancy rates; and (10) expense management.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Investment overview

Investment activity in the three months ended March 31, 2017 focused on loan originations and securities activity. We originated and funded $529.7 million in principal value of commercial mortgage loans in the three months ended March 31, 2017. We acquired $45.7 million of new securities, which was offset by $361.3 million of sales and $74.3 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $399.0 million. We also invested $3.9 million in real estate.

Investment activity in the three months ended March 31, 2016 focused on loan originations and securities investments. We originated and funded $119.1 million in principal value of commercial mortgage loans in the three months ended March 31, 2016. We acquired $227.8 million of new securities, which was offset by $15.5 million of sales and $36.1 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $191.7 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $13.5 million for the three months ended March 31, 2017, compared to $(5.5) million for the three months ended March 31, 2016. The most significant drivers of the $19.0 million increase are as follows:

•
an increase in total other income of $37.5 million, primarily as a result of a $48.9 million increase in net results from derivative transactions and an increase of $6.0 million in gain (loss) on securities, partially offset by a decrease of $8.8 million in sale of loans, net and a $5.4 million decrease in gain (loss) on extinguishment of debt;

•
a decrease in net interest income of $4.0 million, primarily as a result of lower average securities balances and higher interest expense as a result of higher outstanding financing obligations as well as the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total costs and expenses of $3.1 million compared to the prior year, primarily as a result of increase of $3.4 million in salaries and employee benefits related to an increase in equity based compensation expense related to vesting during the three months ended March 31, 2017 and higher real estate operating expenses related to our expanded real estate portfolio; and

•	a decrease in income tax expense (benefit) of $0.5 million compared to the prior year, primarily as a result of decreased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $31.6 million for the three months ended March 31, 2017, compared to $38.2 million for the three months ended March 31, 2016. The significant components of the $6.6 million decrease in Core Earnings are a decrease in net interest income of $4.0 million and a decrease in profits on sales of loans, net of $9.0 million, partially offset by an increase in profits on gain (loss) on securities of $5.9 million and an increase in net results from derivative transactions of $7.6 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $57.5 million for the three months ended March 31, 2017, compared to $59.6 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, securities investments averaged $1.8 billion and loan investments averaged $2.5 billion. For the three months ended March 31, 2016, securities investments averaged $2.5 billion and loan investments averaged $2.2 billion. Securities investments decreased by $0.6 billion partially offset by a $0.4 billion increase in loan investments, resulting in lower interest income.

Interest expense totaled $31.4 million for the three months ended March 31, 2017, compared to $29.5 million for the three months ended March 31, 2016. The $1.9 million increase in interest expense was primarily attributable to the increase in LIBOR rates throughout 2016 and 2017. As of March 31, 2017, we had $1.6 billion of floating rate debt, or 36.5% of our total debt obligations, compared to $1.5 billion of floating rate debt, or 35.5% of our total debt obligations as of March 31, 2016. The increase of $145.3 million of floating rate debt was primarily due to a $42.3 million increase in FHLB floating rate debt and a $168.0 million increase in our revolving credit facility, partially offset by a decrease in amounts due pursuant to repurchase agreements. The increase in percentage of floating rate debt is due both to an increase in floating rate debt as discussed above, as well as a $448.0 million decrease in FHLB fixed rate debt, partially offset by an increase in mortgage loan financing.

Net interest income after provision for loan losses totaled $26.1 million for the three months ended March 31, 2017, compared to $29.9 million for the three months ended March 31, 2016. The $3.8 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $35.1 million for the three months ended March 31, 2017, compared to $37.0 million for the three months ended March 31, 2016. The $1.9 million decrease in cost of funds was primarily attributable to a rise in interest rates period over period, offset by a reduction of average debt outstanding of $283.2 million.

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

Interest spreads

As of March 31, 2017, the weighted average yield on our mortgage loan receivables was 6.6%, compared to 7.0% as of March 31, 2016 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of March 31, 2017, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.4%, compared to 2.3% as of March 31, 2016. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2016 to March 31, 2017 was primarily due to higher prevailing market borrowing rates. As of March 31, 2017, we had outstanding borrowings secured by our mortgage loan receivables equal to 41.7% of the carrying value of our mortgage loan receivables, compared to 44.6% as of March 31, 2016.

As of March 31, 2017, the weighted average yield on our real estate securities was 2.9%, compared to 3.0% as of March 31, 2016 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off.  As of March 31, 2017, the weighted average interest rate on borrowings against our real estate securities was 1.4%, compared to 1.1% as of March 31, 2016. The increase in the rate on borrowings against our real estate securities from March 31, 2016 to March 31, 2017 was primarily due to higher prevailing market borrowing rates. As of March 31, 2017, we had outstanding borrowings secured by our real estate securities equal to 78.8% of the carrying value of our real estate securities, compared to 81.8% as of March 31, 2016.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2017 and 2016, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of March 31, 2017, we had outstanding borrowings secured by our real estate equal to 72.4% of the carrying value of our real estate, compared to 67.7% as of March 31, 2016.

Provision for loan losses

We had no provision for loan loss expense for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision expense for loan losses was required for the three months ended March 31, 2017. As of March 31, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $19.6 million for the three months ended March 31, 2017, compared to $19.3 million for the three months ended March 31, 2016. The increase of $0.3 million was attributable to acquisitions, which increased real estate to $814.4 million at March 31, 2017 versus $809.2 million at March 31, 2016, as well as a full period of operations of properties acquired in 2016.

Tenant recoveries totaled $1.6 million for the three months ended March 31, 2017, compared to $1.3 million for the three months ended March 31, 2016. The increase of $0.3 million reflects the acquisitions of office real estate in 2016. It also reflects additional recoveries on properties acquired in 2017 and a full period of recoveries on properties acquired in 2016.

Sales of loans, net

Income from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $(1.0) million for the three months ended March 31, 2017, compared to $7.8 million for the three months ended March 31, 2016, a decrease of $8.8 million. Income from sales of loans, net also includes unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments. In the three months ended March 31, 2017, we participated in no securitization transactions and recorded $1.0 million of unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments. In the three months ended March 31, 2016, we participated in two securitization transactions, selling 26 loans with an aggregate outstanding principal balance of $249.2 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income from sales of securitized loans, net of hedging was due to no securitization activity for the three months ended March 31, 2017.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $5.4 million for the three months ended March 31, 2017, compared to $(0.6) million for the three months ended March 31, 2016, an increase of $6.0 million. For the three months ended March 31, 2017, we sold $361.3 million of CMBS securities. For the three months ended March 31, 2016, we sold $15.5 million of securities, comprised of $15.0 million of CMBS and $0.5 million of U.S. Agency Securities. The increase reflects higher transaction volume in 2017 as compared to 2016.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.2 million for the three months ended March 31, 2017, compared to a gain of $0.7 million for the three months ended March 31, 2016. The negative change of $0.5 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of the portfolio.

Income from sales of real estate, net

For the three months ended March 31, 2017, income from sales of real estate, net totaled $2.3 million compared to $6.1 million for the three months ended March 31, 2016. The decrease of $3.8 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended March 31, 2017, we sold no single-tenant net leased properties. During the three months ended March 31, 2016, we sold one single-tenant retail property resulting in a net gain on sale of $0.7 million.

During the three months ended March 31, 2017, income from sales of residential condominiums totaled $2.3 million. We sold 12 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.9 million, and six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million. During the three months ended March 31, 2016, income from sales of residential condominiums totaled $5.4 million. We sold 17 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.0 million, and 21 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.4 million.

Fee and other income

Fee and other income totaled $4.5 million for the three months ended March 31, 2017, compared to $3.0 million for the three months ended March 31, 2016. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $1.5 million increase in fee and other income year-over-year was primarily due to an increase in exit fees, HOA fee income and dividend income on our investment in FHLB stock, partially offset by a decrease in management fees due to the termination of our institutional partnership and our managed account and lower origination fees due to lower origination volume in 2016.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $2.0 million for the three months ended March 31, 2017, which was comprised of an unrealized loss of $5.7 million and a realized gain of $3.7 million, compared to a loss of $50.9 million which was comprised of an unrealized loss of $9.6 million and a realized loss of $41.2 million, for the three months ended March 31, 2016, a positive change of $48.9 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2017 was primarily related to the movement in interest rates during the three months ended March 31, 2017. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $(0.1) million for the three months ended March 31, 2017, compared to $0.8 million for the three months ended March 31, 2016. There were $0.9 million in earnings from our investment in LCRIP I for the three months ended March 31, 2016, which reflects recognition of final incentive fee earned from our investment. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake JV totaled $0.2 million for the three months ended March 31, 2017 and 2016. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.3) million for the three months ended March 31, 2017 and 2016. The loss is due to a negative return related to upfront development costs on the investment.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $0.1 million for the three months ended March 31, 2017, compared to $5.4 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company retired $6.1 million of principal of the 2017 Notes for a repurchase price of $6.2 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt. During the three months ended March 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt, and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $16.0 million for the three months ended March 31, 2017, compared to $12.6 million for the three months ended March 31, 2016. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $3.4 million in compensation expense was attributable to an increase in equity based compensation expense related to vesting during the three months ended March 31, 2017.

Operating expenses

Operating expenses totaled $5.5 million for the three months ended March 31, 2017, compared to $6.3 million for the three months ended March 31, 2016. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The decrease of $0.8 million represents cost cutting initiatives in 2016 and 2017.

Real estate operating expenses

Real estate operating expenses totaled $7.5 million for the three months ended March 31, 2017, compared to $5.7 million for the three months ended March 31, 2016. The increase of $1.8 million in real estate operating expenses was in part due to the acquisitions of office real estate in 2016, an increase in HOA fees on our portfolio of condominiums and an increase in real estate taxes.

Fee expense

Fee expense totaled $0.7 million for the three months ended March 31, 2017 and 2016. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans.

Depreciation and amortization

Depreciation and amortization totaled $8.6 million for the three months ended March 31, 2017, compared to $9.8 million for the three months ended March 31, 2016. The $1.2 million decrease in depreciation and amortization is primarily attributable to an out-of-period-adjustment recorded in the first quarter of 2017 reducing depreciation expense by $0.8 million, related to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax (benefit) expense totaled $(1.4) million for the three months ended March 31, 2017, compared to $(0.9) million for the three months ended March 31, 2016. The decrease of $0.5 million is primarily attributable to the decreased income in our TRSs.

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

A summary of our financial obligations is provided below in our Contractual Obligations table. Except for the maturity of the 2017 Notes due October, 1, 2017, all our existing financial obligations, due within the following year, are either extendable for one or more additional years at our discretion or are incurred in the normal course of business (i.e., interest payments/loan funding obligations). On April 3, 2017, the Company repaid the remaining $291.5 million in aggregate principal amount of the 2017 Notes (including accrued and unpaid interest as of that date).

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indentures governing the Notes (the “Indentures”) and our other debt agreements. Under the Indentures, we may not incur certain types of indebtedness unless our consolidated debt to equity ratio (as defined in the Indentures) is less than or equal to 4.00 to 1.00 and our consolidated non-funding debt to equity ratio (as defined in the Indentures) is less than or equal to 1.75 to 1.00 or if the unencumbered assets of the Company and its subsidiaries is less than 120% of their unsecured indebtedness, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 3.50 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

As of March 31, 2017, we had unrestricted cash and cash equivalents of $62.6 million, unencumbered loans of $897.2 million, unencumbered securities of $48.8 million, unencumbered real estate of $63.1 million and $491.6 million of other assets not secured by any portion of secured indebtedness.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $324.3 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2017.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.9 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at March 31, 2017.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $62.6 million and $44.6 million at March 31, 2017 and December 31, 2016, respectively. We held restricted cash of $54.4 million and $44.8 million at March 31, 2017 and December 31, 2016, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $117.0 million and $89.4 million at March 31, 2017 and December 31, 2016, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(225.3) million and $182.2 million during the three months ended March 31, 2017 and 2016, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $407.5 million decrease in cash generated from operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2017 and December 31, 2016 are set forth in the table below ($ in thousands):

	March 31, 2017		December 31, 2016

Committed loan repurchase facilities	$684,994		$567,163
Committed securities repurchase facility	115,000		228,317
Uncommitted securities repurchase facilities	239,361		311,705
Total repurchase facilities	1,039,355		1,107,185
Revolving credit facility	168,000		25,000
Mortgage loan financing	589,217		590,106
Mortgage loan receivable financing	57,038		—
Borrowings from the FHLB	1,475,500		1,660,000
Senior unsecured notes	1,048,576	(1)	559,847
Total debt obligations	$4,377,686		$3,942,138

(1)
Presented net of unamortized debt issuance costs of $9.2 million at March 31, 2017. Pursuant to their terms, the Company had called for prepayment of the 2017 Notes at par (plus any accrued and unpaid interest to the redemption date) with an outstanding principal balance of $291.5 million. The Company remitted the payment amount to the Trustee on March 31, 2017 and the 2017 Notes were repaid on April 3, 2017. The amount held by the Trustee was reflected in other assets on the Company’s consolidated balance sheets as of March 31, 2017.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $899.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We believe we were in compliance with all covenants as of March 31, 2017 and December 31, 2016. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of March 31, 2017, the Company had $685.0 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. As of December 31, 2016, the Company had $567.2 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2017 and December 31, 2016.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2017, the Company had $115.0 million of borrowings outstanding, with an additional $285.0 million of committed financing available. As of December 31, 2016, the Company had $228.3 million of borrowings outstanding, with an additional $171.7 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

March 31, 2014	$370,970	$549,085	$782,147	$370,970	$549,085	$782,147	$—	$—	$—
June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of March 31, 2017, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.0 billion. As of March 31, 2017, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $74.1 million, or 5% of our total equity. As of March 31, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 36.1%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017 and March 23, 2017, including to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $168.5 million, including a $25.0 million sublimit for the issuance of letters of credit. As of March 31, 2017, the Company had $168.0 million borrowings outstanding under this facility. As of December 31, 2016, the Company had $25.0 million borrowings outstanding under this facility. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term nonrecourse mortgage financing. During the three months ended March 31, 2017, we executed no term debt agreements to finance real estate. These nonrecourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2026 and totaling $589.2 million at March 31, 2017 and $590.1 million at December 31, 2016. These long-term nonrecourse mortgages include net unamortized premiums of $5.3 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.2 million and $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $749.7 million and $757.5 million as of March 31, 2017 and December 31, 2016, respectively.

Mortgage Loan Receivable Financing (Nonrecourse)

During the three months ended March 31, 2017, the transfers of financial assets via sales of loans were treated as sales in accordance with ASC Topic 860 — Transfers and Servicing, with the exception of two assets with a combined book value of $56.1 million in which the Company retains effective control that would preclude sales accounting. The transfers are considered nonrecourse secured borrowings in which the assets remain on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds of $57.0 million are recognized in debt obligations. During the three months ended March 31, 2016, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of March 31, 2017, Tuebor had $1.5 billion of borrowings outstanding (with an additional $524.5 million of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.57% to 2.74%, and advance rates of 57.8% to 95.2% of the collateral. As of March 31, 2017, collateral for the borrowings was comprised of $1.2 billion of CMBS and U.S. Agency Securities and $761.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.6 billion for the three months ended March 31, 2017. On March 21, 2016, Tuebor’s advance limit was updated to the lowest of $2.0 billion, 40% of Tuebor’s total assets or 150% of Ladder Capital Corp’s total equity. As of December 31, 2016, Tuebor had $1.7 billion of borrowings outstanding (with an additional $338.9 million of committed term financing available from the FHLB), with terms of overnight to 7 years, interest rates of 0.43% to 2.74%, and advance rates of 49.6% to 95.2% of the collateral. As of December 31, 2016, collateral for the borrowings was comprised of $1.4 billion of CMBS and U.S. Agency Securities and $724.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.8 billion for the three months ended December 31, 2016.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of March 31, 2017, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 33.7% of the Company’s outstanding debt obligations as of March 31, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $324.3 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2017.

Senior Unsecured Notes
LCFH issued the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2017, the Company has a 71.4% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $9.2 million and $4.0 million are included in senior unsecured notes as of March 31, 2017 and December 31, 2016, respectively, in accordance with GAAP.

2017 Notes

On September 19, 2012, LCFH issued $325.0 million in aggregate principal amount of 7.375% senior notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on September 19, 2012. The 2017 Notes were unsecured and subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after April 1, 2017, the 2017 Notes were redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On November 5, 2014, the board of directors authorized the Company to make up to $325.0 million in repurchases of the 2017 Notes from time to time without further approval.

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the year ended December 31, 2106, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. During the three months ended March 31, 2017, the Company retired $6.1 million of principal of the 2017 Notes for a repurchase price of $6.2 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt. As of March 31, 2017, the remaining $291.5 million in aggregate principal amount of the 2017 Notes was due October 2, 2017.

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditioned on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company repaid the remaining $291.5 million in aggregate principal amount of the 2017 Notes (including accrued and unpaid interest as of that date).

2021 Notes

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2017, the Company has a remaining amount available for repurchase of $44.4 million, which represents 3.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $14.44 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2017		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
Total	$0.300

March 1, 2016	$0.275
Total	$0.275

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $68.5 million for the three months ended March 31, 2017 and $218.9 million for the three months ended March 31, 2016. Repayment of real estate securities provided net cash of $74.3 million for the three months ended March 31, 2017 and $36.1 million for the three months ended March 31, 2016.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided no net cash for the three months ended March 31, 2017 and $316.8 million for the three months ended March 31, 2016.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $361.3 million for the three months ended March 31, 2017 and $15.5 million for the three months ended March 31, 2016.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $6.3 million for the three months ended March 31, 2017 and $23.5 million for the three months ended March 31, 2016.

Proceeds from the issuance of equity

For the three months ended March 31, 2017 and 2016, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of March 31, 2017 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$890,894	(1)	$1,082,667	$221,620	$960,585	$3,155,766
Unsecured revolving credit facility	168,000	(1)	—	—	—	168,000
Senior unsecured notes	291,531	(2)	—	766,201		1,057,732
Interest payable(3)	92,983		140,511	129,776	58,143	421,413
Other funding obligations(4)	123,668		—	—	—	123,668
Payments pursuant to tax receivable agreement	155		311	311	1,553	2,330
Operating lease obligations	942		2,386	2,360	99	5,787
Total	$1,568,173		$1,225,875	$1,120,268	$1,020,380	$4,934,696

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.

(2)
Pursuant to their terms, the Company had called for prepayment of the 2017 Notes at par (plus any accrued and unpaid interest to the redemption date) with an outstanding principal balance of $291.5 million. The Company remitted the payment amount to the Trustee on March 31, 2017 and the 2017 Notes were repaid on April 3, 2017. The amount held by the Trustee was reflected in other assets on the Company’s consolidated balance sheets as of March 31, 2017.

(3)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2017 to determine the future interest payment obligations.
(4)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2017.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2017, our off-balance sheet arrangements consisted of $123.7 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $123.7 million to provide additional first mortgage loan financing. As of December 31, 2016, our off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2016.

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

As discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed,” whereupon they would then be included in Core Earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing Core Earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the Agency interest-only securities adjusts for timing differences between when we recognize changes in the fair values of our assets.

Set forth below is a reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended March 31,
	2017	2016

Income (loss) before taxes	$18,255	$(12,317)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	(330)	232
Our share of real estate depreciation, amortization and gain adjustments (2)	7,795	8,304
Adjustments for unrecognized derivative results (3)	(1,933)	39,348
Unrealized (gain) loss on Agency IO securities	(159)	(660)
Premium (discount) on mortgage loan financing, net of amortization	(226)	(35)
Non-cash stock-based compensation	8,149	3,331
Core Earnings	$31,551	$38,203

(1)
Includes $8 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended March 31, 2017.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2017	2016

	Total GAAP depreciation and amortization	$8,592	$9,802
	Less: Depreciation and amortization related to non-rental property fixed assets	(23)	(5)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization	(375)	(673)
	Our share of real estate depreciation and amortization	8,194	9,124

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(402)	(824)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	3	4
	Our share of accumulated depreciation and amortization on real estate sold	(399)	(820)

	Our share of real estate depreciation, amortization and gain adjustments	$7,795	$8,304

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

		Three Months Ended March 31,
		2017	2016

	GAAP realized gain on sale of real estate, net	$2,331	$6,095
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$(1,932)	$(5,275)
	Our share of accumulated depreciation and amortization on real estate sold	$399	$820

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2017	2016

	Net results from derivative transactions	$(1,981)	$(50,862)
	Hedging interest expense	3,728	7,421
	Hedging realized result	186	4,093
	Adjustments for unrecognized derivative results	$1,933	$(39,348)

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

Set forth below is an unaudited reconciliation of income from sale of securitized loans, net to income from sale of loans, net as reported in our consolidated financial statements included herein and an unaudited reconciliation of hedge gain/(loss) relating to loans securitized to net results from derivative transactions as reported in our consolidated financial statements included herein ($ in thousands except for number of loans and securitizations):

	Three Months Ended March 31,
	2017	2016

Number of loans	—	26
Face amount of loans sold into securitizations	$—	$249,156
Number of securitizations	—	2

Income from sales of securitized loans, net (1)	$—	$7,545
Hedge gain/(loss) related to loans securitized (2)	—	(3,808)
Income from sales of securitized loans, net of hedging	$—	$3,737

(1)                                The following is a reconciliation of the non-GAAP financial measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein ($ in thousands):

	Three Months Ended March 31,
	2017	2016

Income from sales of loans, net	$(999)	$7,830
Unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments	999	—
(Income) loss from sale of loans (non-securitized), net	—	(285)
Income from sales of securitized loans, net	$—	$7,545

(2)                                The following is a reconciliation of the non-GAAP financial measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein ($ in thousands):

	Three Months Ended March 31,
	2017	2016

Net results from derivative transactions	$(1,981)	$(50,862)
Hedge gain/(loss) related to lending and securities positions	3,130	46,769
Hedge gain/(loss) related to loans (non-securitized)	(1,149)	285
Hedge gain/(loss) related to loans securitized	$—	$(3,808)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended March 31,
	2017	2016

Interest expense	$(31,415)	$(29,536)
Net interest expense component of hedging activities (1)	(3,728)	(7,421)
Cost of funds	$(35,143)	$(36,957)

Interest income	$57,512	$59,601
Cost of funds	(35,143)	(36,957)
Interest income, net of cost of funds	$22,369	$22,644

		Three Months Ended March 31,
		2017	2016

(1)	Net result from derivative transactions	$(1,981)	$(50,862)
	Hedging realized result	186	4,093
	Hedging unrecognized result	(1,933)	39,348
	Net interest expense component of hedging activities	$(3,728)	$(7,421)

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2017 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2017, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(5,316)	$29,375
Increase by 1.00%	8,334	(28,796)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of March 31, 2017, the Company believes it was in compliance with all covenants.

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

Regulatory Risk

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all broker-dealer entities are subject. Additionally, Ladder Capital Asset Management LLC (“LCAM”) is a registered investment adviser. LCAM is required to be compliant with SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all registered investment advisers are subject. In addition, Tuebor is subject to state regulation as a captive insurance company. If LCS, the Adviser or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2017 to the risk factors previously disclosed in Item 1A of our Annual Report.

Item 2. Unregistered Sale of Securities

None.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2017, there were no repurchases of Class A common stock by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Indenture for the 2022 Notes, dated as of March 16, 2017, among Ladder Capital Finance Holdings LLLP, and Ladder Capital Finance Corporation as co-issuers, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 16, 2017)

10.1
Stockholders Agreement, dated as of March 3, 2017, by and between Ladder Capital Corp and RREF II Ladder LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 3, 2017)

10.2
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on March 3, 2017)

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

LADDER CAPITAL CORP
(Registrant)

Date: May 9, 2017	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 9, 2017	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer