Form 10-Q
period 2017-06-30
Ladder Capital Corp
filed 2017-08-03
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Class A Common Stock, $0.001 par value	86,050,681
Class B Common Stock, $0.001 par value	24,697,293

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2017

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$58,225	$44,615
Restricted cash	97,260	44,813
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	2,626,732	2,000,095
Mortgage loans transferred but not considered sold	599,513	—
Provision for loan losses	(4,000)	(4,000)
Mortgage loan receivables held for sale	200,726	357,882
Real estate securities, available-for-sale	1,407,545	2,100,947
Real estate and related lease intangibles, net	1,006,286	822,338
Investments in unconsolidated joint ventures	34,520	34,025
FHLB stock	77,915	77,915
Derivative instruments	4,554	5,018
Due from brokers	26,443	10
Accrued interest receivable	26,486	24,439
Other assets	55,919	70,240
Total assets	$6,218,124	$5,578,337
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$3,998,801	$3,942,138
Liability for transfers not considered sales	632,130	—
Due to brokers	1,661	394
Derivative instruments	4,276	3,446
Amount payable pursuant to tax receivable agreement	2,438	2,520
Dividends payable	1,308	24,682
Accrued expenses	54,230	66,597
Other liabilities	55,604	29,006
Total liabilities	4,750,448	4,068,783
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 88,091,272 and 72,681,218 shares issued and 86,050,681 and 71,586,170 shares outstanding	87	72
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 24,697,293 and 38,002,344 shares issued and outstanding	25	38
Additional paid-in capital	1,199,905	992,307
Treasury stock, 2,040,591 and 1,095,048 shares, at cost	(24,501)	(11,244)
Retained Earnings/(Dividends in Excess of Earnings)	(54,871)	(11,148)
Accumulated other comprehensive income (loss)	6,268	1,365
Total shareholders’ equity	1,126,913	971,390
Noncontrolling interest in operating partnership	330,238	533,246
Noncontrolling interest in consolidated joint ventures	10,525	4,918
Total equity	1,467,676	1,509,554

Total liabilities and equity	$6,218,124	$5,578,337

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net interest income
Interest income	$66,136	$55,766	$123,647	$115,366
Interest expense	35,604	28,402	67,019	57,938
Net interest income	30,532	27,364	56,628	57,428
Provision for loan losses	—	150	—	300
Net interest income after provision for loan losses	30,532	27,214	56,628	57,128

Other income
Operating lease income	22,187	19,085	41,816	38,379
Tenant recoveries	1,159	1,324	2,739	2,659
Sale of loans, net	—	2,795	(999)	10,625
Realized gain (loss) on securities	7,132	2,971	12,494	2,398
Unrealized gain (loss) on Agency interest-only securities	299	(584)	457	76
Realized gain on sale of real estate, net	2,232	4,873	4,563	10,968
Fee and other income	4,574	6,181	9,040	9,156
Net result from derivative transactions	(16,022)	(24,642)	(18,003)	(75,504)
Earnings (loss) from investment in unconsolidated joint ventures	10	(168)	(63)	626
Gain (loss) on extinguishment of debt	—	—	(54)	5,382
Total other income	21,571	11,835	51,990	4,765
Costs and expenses
Salaries and employee benefits	14,489	13,432	30,531	26,047
Operating expenses	5,829	4,713	11,308	11,008
Real estate operating expenses	8,056	9,133	15,510	14,852
Fee expense	1,621	873	2,314	1,603
Depreciation and amortization	10,125	9,254	18,717	19,057
Total costs and expenses	40,120	37,405	78,380	72,567
Income (loss) before taxes	11,983	1,644	30,238	(10,674)
Income tax expense (benefit)	(1,449)	(2,301)	(2,824)	(3,174)
Net income (loss)	13,432	3,945	33,062	(7,500)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(77)	(235)	(398)	(2)
Net (income) loss attributable to noncontrolling interest in operating partnership	(2,693)	(908)	(8,531)	4,765
Net income (loss) attributable to Class A common shareholders	$10,662	$2,802	$24,133	$(2,737)

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Earnings per share:
Basic	$0.13	$0.05	$0.32	$(0.05)
Diluted	$0.13	$0.05	$0.31	$(0.05)

Weighted average shares outstanding:
Basic	80,108,431	61,170,006	76,510,201	60,383,447
Diluted	110,055,308	61,976,962	109,693,706	60,383,447

Dividends per share of Class A common stock (Note 11)	$0.300	$0.275	$0.600	$0.550

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$13,432	$3,945	$33,062	$(7,500)

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	8,911	30,439	19,397	64,833
Reclassification adjustment for (gains) included in net income	(7,737)	(2,971)	(13,471)	(2,982)

Total other comprehensive income (loss)	1,174	27,468	5,926	61,851

Comprehensive income	14,606	31,413	38,988	54,351
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(77)	(235)	(398)	(2)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$14,529	$31,178	$38,590	$54,349
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(3,401)	(12,547)	(10,874)	(21,791)
Comprehensive income attributable to Class A common shareholders	$11,128	$18,631	$27,716	$32,558

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Contributions	—	—	—	—	—	—	—	—	—	5,309	5,309
Distributions	—	—	—	—	—	—	—	—	(28,963)	(100)	(29,063)
Equity based compensation	—	—	—	—	169	—	—	—	8,597	—	8,766
Grants of restricted stock	859	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(936)	(1)	—	—	—	(13,257)	—	—	—	—	(13,258)
Forfeitures	(10)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(50,537)	—	—	—	(50,537)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	13,738	14	(13,738)	(14)	185,002	—	—	1,422	(188,507)	—	(2,083)
Net income (loss)	—	—	—	—	—	—	24,133	—	8,531	398	33,062
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,583	2,343	—	5,926
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	5,111	—	—	(102)	(5,009)	—	—
Balance, June 30, 2017	86,051	$87	24,697	$25	$1,199,905	$(24,501)	$(54,871)	$6,268	$330,238	$10,525	$1,467,676

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$33,062	$(7,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	54	(5,382)
Depreciation and amortization	18,717	19,057
Unrealized (gain) loss on derivative instruments	1,309	23,656
Unrealized (gain) loss on Agency interest-only securities	(457)	(76)
Unrealized (gain) loss on investment in mutual fund	(56)	—
Provision for loan losses	—	300
Amortization of equity based compensation	8,766	8,118
Amortization of deferred financing costs included in interest expense	3,954	4,288
Amortization of premium on mortgage loan financing	(460)	(437)
Amortization of above- and below-market lease intangibles	(173)	35
Amortization of premium/(accretion) of discount and other fees on loans	(4,539)	(4,914)
Amortization of premium/(accretion) of discount and other fees on securities	36,656	36,591
Realized (gain) loss on sale of mortgage loan receivables held for sale	999	(10,625)
Realized (gain) loss on real estate securities	(12,494)	(2,398)
Realized gain on sale of real estate, net	(4,563)	(10,968)
Realized gain on sale of derivative instruments	(39)	(24)
Origination of mortgage loan receivables held for sale	(564,492)	(339,657)
Purchases of mortgage loan receivables held for sale	—	(21,667)
Repayment of mortgage loan receivables held for sale	1,184	699
Proceeds from sales of mortgage loan receivables held for sale	—	359,561
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	63	(626)
Distributions from operations of investment in unconsolidated joint ventures	—	1,017
Deferred tax asset	(4,637)	(6,693)
Payments pursuant to tax receivable agreement	(230)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(2,048)	1,609
Other assets	(2,640)	(11,366)
Accrued expenses and other liabilities	(11,413)	(29,943)
Net cash provided by (used in) operating activities	(503,477)	2,655
Cash flows from investing activities:
Purchase of derivative instruments	(199)	(73)
Sale of derivative instruments	—	49
Purchases of real estate securities	(74,881)	(530,476)
Repayment of real estate securities	81,747	135,614
Proceeds from sales of real estate securities	643,825	124,050
Origination of mortgage loan receivables held for investment	(563,392)	(174,481)

	Six Months Ended June 30,
	2017	2016

Purchases of mortgage loan receivables held for investment	(94,079)	—
Repayment of mortgage loan receivables held for investment	175,625	373,857
Distributions received from investments in unconsolidated joint ventures in excess of income	—	49
Capitalization of interest on investment in unconsolidated joint ventures	(558)	(420)
Purchases of real estate	(182,038)	(16,008)
Capital improvements of real estate	(2,804)	(3,249)
Proceeds from sale of real estate	12,590	44,097	(1)
Net cash provided by (used in) investing activities	(4,164)	(46,991)
Cash flows from financing activities:
Deferred financing costs paid	(10,252)	(1,195)
Proceeds from borrowings under debt obligations	6,477,949	6,151,959
Repayment of borrowings under debt obligations	(5,783,076)	(6,027,672)
Cash dividends paid to Class A common shareholders	(73,911)	(49,843)
Capital contributed by noncontrolling interests in operating partnership	—	250
Capital distributed to noncontrolling interests in operating partnership	(28,963)	(26,704)
Capital contributed by noncontrolling interests in consolidated joint ventures	5,309	—
Capital distributed to noncontrolling interests in consolidated joint ventures	(100)	(229)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(13,258)	(786)
Purchase of treasury stock	—	(4,652)
Net cash provided by (used in) financing activities	573,698	41,128
Net increase (decrease) in cash, cash equivalents and restricted cash	66,057	(3,208)
Cash, cash equivalents and restricted cash at beginning of period	89,428	162,794
Cash, cash equivalents and restricted cash at end of period	$155,485	$159,586

Supplemental information:
Cash paid for interest, net of amounts capitalized	$61,435	$55,505
Cash paid (received) for income taxes	821	13,642

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	(1,051)	(31)
Securities sold, not settled	25,980	5,583
Origination of mortgage loans receivable held for investment	—	36,878
Repayment of mortgage loans receivable held for investment	—	(36,878)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	719,465	—
Exchange of noncontrolling interest for common stock	188,520	28,328
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	1,935	(772)
Dividends declared, not paid	1,308	1,179
Stock dividends	17,319	64,100

(1)    Includes cash proceeds received in 2016 that relate to 2015 sales of real estate of $6.5 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2017	June 30, 2016

Cash and cash equivalents	$58,225	$81,415
Restricted cash	97,260	78,171
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$155,485	$159,586

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2017, Ladder Capital Corp has a 77.7% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted an initial public offering (“IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued limited partnership units (“LP Units”) from LCFH. In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries through its ability to appoint the LCFH board. The proceeds received by LCFH in connection with the sale of the LP Units have been and will be used for loan origination and related real estate business lines and for general corporate purposes. The IPO transactions described herein are referred to as the “IPO Transactions.”

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

Pursuant to LCFH’s amended and restated Limited Liability Limited Partnership Agreement (“the Amended and Restated LLLP Agreement”), and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) have the right to exchange their LP Units for shares of Ladder Capital Corp’s Class A common stock on a one-for-one basis. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock are required to be provided and canceled. However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units will be exchanged.

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

As of March 4, 2015, the Company made the necessary TRS and check-the-box elections began to elect to be taxed as a REIT starting with its tax return for the year ended December 31, 2015, filed in September 2016.

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

Emerging Growth Company Status

Since our IPO, the Company has been an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

However, because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2017, as of December 31, 2017, the Company will be deemed a large accelerated filer and it will no longer qualify as an emerging growth company. Accordingly, the Company will be subject to certain disclosure and compliance requirements that apply to other public companies but have not previously applied to it due to the Company’s prior status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements on the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a large accelerated filer, the Company is required to file its Form 10-K with the Securities and Exchange Commission within 60 days after the Company’s fiscal year end. As an accelerated filer, the Company was only required to file its Form 10-K within 75 days after the Company’s fiscal year end. There has been no change to the Form 10-Q filing due dates.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, and at various times during the years, the balances exceeded the insured limits.

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

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, require that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s Condensed Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

June 30, 2017 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries	$2,641,038	$2,626,732	6.94%	1.72
Mortgage loans transferred but not considered sold(2)	601,186	599,513	4.92%	8.67
Provision for loan losses	N/A	(4,000)
Mortgage loan receivables held for investment, net, at amortized cost	3,242,224	3,222,245
Mortgage loan receivables held for sale	203,231	200,726	5.15%	7.05
Total	$3,445,455	$3,422,971	5.62%	3.25

(1)    June 30, 2017 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.
(2)     As more fully described below, included in mortgage loans transferred but not considered sold are 34 loans with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million which were sold to the LCCM 2017-LC26 securitization trust on June 29, 2017. This line also includes one non-controlling loan interest with an outstanding face amount of $52.3 million and a carrying value of $51.8 million that was previously sold to a third party for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017. All of these transactions are considered financings for accounting purposes.

On June 29, 2017, the Company transferred its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets transferred to the trust were comprised of 34 loans to third parties with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 intercompany loans secured by certain of the Company’s real estate assets, with a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part 2, Item 1A “Risk Factors,” in this Quarterly Report, (i) the Company retained a $12.9 million restricted “vertical interest” of approximately 2% in each class of securities issued by the trust, which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a “Third Party Purchaser” (“TPP”), which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million in securities which are not restricted.

Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes.

As of June 30, 2017, $1.2 billion, or 36.6%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.0 billion, or 63.4%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. Included in the $1.2 billion of the carrying value of our mortgage loan receivables held for investment, at amortized cost, at fixed interest rates are $599.5 million of mortgage loans transferred but not considered sold. As of June 30, 2017, $200.7 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2016 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries	$2,011,309	$2,000,095	7.17%	1.66
Provision for loan losses	N/A	(4,000)
Mortgage loan receivables held for investment, net, at amortized cost	2,011,309	1,996,095
Mortgage loan receivables held for sale	360,518	357,882	4.20%	4.55
Total	2,371,827	2,353,977	6.73%	2.10

(1)	December 31, 2016 LIBOR rates are used to calculate weighted average yield for floating rate loans.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	June 30, 2017		December 31, 2016
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,479,101	$2,465,540	$1,843,006	$1,832,626
Mezzanine loans	161,937	161,192	168,303	167,469
Mortgage loans transferred but not considered sold(1)(2)	601,186	599,513	—	—
Mortgage loan receivables held for investment, net, at amortized cost	3,242,224	3,226,245	2,011,309	2,000,095
Mortgage loan receivables held for sale
First mortgage loans	203,231	200,726	360,518	357,882
Total mortgage loan receivables held for sale	203,231	200,726	360,518	357,882

Provision for loan losses	N/A	(4,000)	N/A	(4,000)
Total	$3,445,455	$3,422,971	$2,371,827	$2,353,977

(1)
As more fully described earlier in this Note, as of June 30, 2017, included in mortgage loans transferred but not considered sold are 34 loans with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million which were sold to the LCCM 2017-LC26 securitization trust on June 29, 2017. As of June 30, 2017, also included is one non-controlling loan interest with an outstanding face amount of $52.3 million and a carrying value of $51.8 million for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017. All of these transactions are considered financings for accounting purposes.

(2)	First mortgage loans.

 For the six months ended June 30, 2017 and 2016, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2016	$1,996,095	$357,882
Origination of mortgage loan receivables	563,392	564,492
Purchases of mortgage loan receivables	94,079	—
Repayment of mortgage loan receivables	(155,325)	(1,184)
Realized gain on sale of mortgage loan receivables(2)	—	(999)
Transfer between held for investment and held for sale(3)(4)	719,465	(719,465)
Accretion/amortization of discount, premium and other fees	4,539	—
Balance, June 30, 2017	$3,222,245	$200,726

	Mortgage loan receivables held for investment, net, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,738,645	$571,764
Origination of mortgage loan receivables	211,359	361,324
Repayment of mortgage loan receivables	(410,735)	(699)
Proceeds from sales of mortgage loan receivables	—	(359,561)
Realized gain on sale of mortgage loan receivables	—	10,625
Accretion/amortization of discount, premium and other fees	4,914	—
Loan loss provision	(300)	—
Balance, June 30, 2016	$1,543,883	$583,453

(1)	Includes provision for loan losses of $4.0 million as of each of June 30, 2017 and 2016.

(2)	Includes $1.0 million of realized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments for the six months ended June 30, 2017.

(3)
During the six months ended June 30, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount of $120.0 million, a book value of $119.9 million (fair value at date of reclassification) and a remaining maturity of three years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. The transfer has been reflected as a non-cash item on the consolidated statement of cash flows for the six months ended June 30, 2017.

(4)
As discussed earlier in this Note, on June 29, 2017, the Company sold 34 loans with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million to the LCCM 2017-LC26 securitization trust. These loans were previously classified as held for sale, however, because they were transferred in a transaction for which sale accounting was precluded, they have been reclassified to loans held for investment.

At June 30, 2017 and December 31, 2016, there was $1.6 million and $0.6 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. The borrower is currently in bankruptcy court; however, the Company determined that no impairment was necessary and continues to accrue interest on these loans because the loans’ collateral value was in excess of the outstanding balances and pursue its legal remedies. As of June 30, 2017, accrued but unpaid interest totaled $6.0 million, which included $3.5 million of default interest. As of December 31, 2016, the same two loans mentioned above were in default. As of December 31, 2016, accrued but unpaid interest totaled $3.5 million, which included $2.2 million of default interest.

As of June 30, 2017 and December 31, 2016 there were no loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Provision for loan losses at beginning of period	$4,000	$3,850	$4,000	$3,700
Provision for loan losses	—	150	—	300
Provision for loan losses at end of period	$4,000	$4,000	$4,000	$4,000

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2017 and December 31, 2016 ($ in thousands):

June 30, 2017

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,135,560		$1,150,404	$8,494	$(3,506)	$1,155,392	114	AAA	3.22%	2.72%	3.05
CMBS interest-only(2)	5,093,725	(3)	199,388	2,678	(142)	201,924	48	AAA	0.87%	3.45%	2.98
GNMA interest-only(4)	416,931	(3)	14,976	217	(1,934)	13,259	16	AA+	0.71%	4.28%	4.19
Agency securities(2)	748		773	—	(11)	762	2	AA+	2.86%	1.87%	3.22
GNMA permanent securities(2)	34,989		35,670	792	(254)	36,208	7	AA+	4.06%	3.71%	5.90
Total	$6,681,953		$1,401,211	$12,181	$(5,847)	$1,407,545	187		1.28%	2.86%	3.13

December 31, 2016

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,676,680		$1,698,616	$10,880	$(8,101)	$1,701,395	131	AAA	3.26%	2.81%	3.55
CMBS interest-only(2)	8,160,458	(3)	343,438	1,273	(2,540)	342,171	60	AAA	0.87%	3.45%	2.99
GNMA interest-only(4)	478,577	(3)	18,994	159	(2,332)	16,821	17	AA+	0.73%	4.19%	4.44
Agency securities(2)	774		802	—	(22)	780	2	AA+	2.90%	1.29%	3.27
GNMA permanent securities(2)	38,327		39,144	882	(246)	39,780	9	AA+	4.09%	3.80%	10.30
Total	$10,354,816		$2,100,994	$13,194	$(13,241)	$2,100,947	219		1.27%	2.94%	3.60

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at June 30, 2017 and 2016 ($ in thousands):

June 30, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$73,800	$943,826	$137,766	$—	$1,155,392
CMBS interest-only(1)	2,224	199,700	—	—	201,924
GNMA interest-only(2)	124	12,570	408	157	13,259
Agency securities(1)	—	762	—	—	762
GNMA permanent securities(1)	—	2,675	33,533	—	36,208
Total	$76,148	$1,159,533	$171,707	$157	$1,407,545

December 31, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$132,730	$1,156,026	$412,639	$—	$1,701,395
CMBS interest-only(1)	11,188	330,983	—	—	342,171
GNMA interest-only(2)	—	15,914	724	183	16,821
Agency securities(1)	—	780	—	—	780
GNMA permanent securities(1)	—	4,488	27,675	7,617	39,780
Total	$143,918	$1,508,191	$441,038	$7,800	$2,100,947

(1)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $1.0 million and $0.6 million realized losses on securities recorded as other than temporary impairments for the six months ended June 30, 2017 and 2016, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	June 30, 2017	December 31, 2016

Land	$204,857	$143,286
Building	759,369	646,372
In-place leases and other intangibles	182,355	154,687
Less: Accumulated depreciation and amortization	(140,295)	(122,007)
Real estate and related lease intangibles, net	$1,006,286	$822,338

Below market lease intangibles, net (other liabilities)	$(42,136)	$(16,506)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Depreciation expense (1)	$7,126	$6,164	$12,846	$12,268
Amortization expense	2,976	3,038	5,824	6,732
Total real estate depreciation and amortization expense	$10,102	$9,202	$18,670	$19,000

(1)
Depreciation expense on the consolidated statements of income also includes $23 thousand and $52 thousand of depreciation on corporate fixed assets for the three months ended June 30, 2017 and 2016, respectively, and $47 thousand and $57 thousand of depreciation on corporate fixed assets for the six months ended June 30, 2017 and 2016, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At June 30, 2017, gross intangible assets totaled $182.4 million with total accumulated amortization of $54.3 million, resulting in net intangible assets of $128.0 million, including $8.3 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2016, gross intangible assets totaled $154.7 million with total accumulated amortization of $48.1 million, resulting in net intangible assets of $106.6 million, including $7.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three and six months ended June 30, 2017, the Company recorded a net increase (reduction) in operating lease income of $(0.2) million and $(0.5) million, respectively, for amortization of above market lease intangibles acquired, compared to $(0.3) million and $(0.7) million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, the Company recorded a net increase (reduction) in operating lease income of $0.4 million and $0.7 million respectively, for amortization of below market lease intangibles acquired, compared to $0.4 million and $0.8 million, for the three and six months ended June 30, 2016, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of June 30, 2017 ($ in thousands):

Period Ending December 31,	Amount

2017 (last 6 months)	$5,244
2018	10,488
2019	10,488
2020	10,488
2021	10,328
Thereafter	81,103
Total	$128,139

There were $0.4 million and $0.7 million of unbilled rent receivables included in other assets on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

There was unencumbered real estate of $94.1 million and $70.3 million as of June 30, 2017 and December 31, 2016, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at June 30, 2017 ($ in thousands):

Period Ending December 31,	Amount

2017 (last 6 months)	$44,472
2018	85,812
2019	80,655
2020	78,858
2021	74,150
Thereafter	636,693
Total	$1,000,640

Acquisitions

During the six months ended June 30, 2017, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

February 2017	Net Lease	Carmi, IL	$1,411	100.0%
February 2017	Net Lease	Peoria, IL	1,183	100.0%
March 2017	Net Lease	Ridgedale, MO	1,298	100.0%
April 2017	Net Lease	Hanna City, IL	1,141	100.0%
April 2017	Other(2)	El Monte, CA	54,110	70.0%
May 2017	Net Lease	Jessup, IA	1,163	100.0%
May 2017	Net Lease	Shelbyville, IL	1,132	100.0%
May 2017	Other	Jacksonville, FL	115,641	100.0%
May 2017	Net Lease	Wabasha, MN	1,280	100.0%
May 2017	Net Lease	Port O'Connor, TX	1,255	100.0%
May 2017	Net Lease	Denver, IA	1,183	100.0%
June 2017	Net Lease	Jefferson City, MO	1,241	100.0%

Total			$182,038

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $5.3 million to partnership.

On October 1, 2016, the Company early adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs are no longer expensed as incurred and will now be capitalized as a component of the cost of the assets acquired. During the six months ended June 30, 2017, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the net assets acquired, which also include asset acquisitions occurring after October 1, 2016, during the six months ended June 30, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$62,043
Building	118,462
Intangibles	27,835
Below Market Lease Intangibles	(26,302)
Total purchase price	$182,038

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2017 was 31.9 years. The Company recorded $1.9 million in revenues for the three and six months ended June 30, 2017, which are included in our consolidated statements of income. The Company recorded $1.5 million and $1.6 million in earnings (losses) from its 2017 acquisitions for the three and six months ended June 30, 2017, respectively, which are included in our consolidated statements of income.

During the six months ended June 30, 2016, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

April 2016	Land	St. Paul, MN	$200	100.0%
April 2016	Net Lease	Dimmitt, TX	1,319	100.0%
April 2016	Net Lease	Philo, IL	1,156	100.0%
April 2016	Net Lease	St. Charles, MN	1,198	100.0%
May 2016	Net Lease	San Antonio, TX	1,096	100.0%
May 2016	Net Lease	Borger, TX	978	100.0%
June 2016	Net Lease	Champaign, IL	1,324	100.0%
June 2016	Net Lease	Decatur-Sunnyside, IL	1,181	100.0%
June 2016	Net Lease	Flora Vista, NM	1,305	100.0%
June 2016	Net Lease	Mountain Grove, MO	1,279	100.0%
June 2016	Net Lease	Rantoul, IL	1,204	100.0%
June 2016	Net Lease	Decatur-Pershing, IL	1,365	100.0%
June 2016	Net Lease	Cape Girardeau, MO	1,281	100.0%
June 2016	Net Lease	Linn, MO	1,122	100.0%

Total			$16,008

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the six months ended June 30, 2016, as follows ($ in thousands):

Purchase Price Allocation

Land	$2,984
Building	11,639
Intangibles	2,458
Below Market Lease Intangibles	(1,073)
Total purchase price	$16,008

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2016 was 37.0 years. The Company recorded $0.1 million and $0.1 million in revenues for the three and six months ended June 30, 2016, respectively, which are included in our consolidated statements of income. The Company recorded $(0.3) million and $(0.3) million in earnings (losses) from its 2016 acquisitions for the three and six months ended June 30, 2016, respectively, which are included in our consolidated statements of income.

Sales

The Company sold the following properties during the six months ended June 30, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$7,935	$4,371	$3,564	—	21	38
Various	Condominium	Miami, FL	4,655	3,656	999	—	16	72
Totals			$12,590	$8,027	$4,563

The Company sold the following properties during the six months ended June 30, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Mar 2016	Net Lease	Rockland, MA	$9,148	$8,436	$712	1	—	—
Various	Condominium	Las Vegas, NV	17,288	9,608	7,680	—	40	92
Various	Condominium	Miami, FL	11,178	8,602	2,576	—	38	115
Totals			$37,614	$26,646	$10,968

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in the six months ended June 30, 2017 and 2016 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2017, the Company had an aggregate investment of $34.5 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2017 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE was $30.3 million. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2017 and December 31, 2016 ($ in thousands):

Entity	June 30, 2017	December 31, 2016

Grace Lake JV, LLC	4,227	3,719
24 Second Avenue Holdings LLC	30,293	30,306
Investment in unconsolidated joint ventures	$34,520	$34,025

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2017	2016	2017	2016

Ladder Capital Realty Income Partnership I LP	$—	$—	$—	$892
Grace Lake JV, LLC	269	235	508	460
24 Second Avenue Holdings LLC	(259)	(403)	(571)	(726)
Earnings (loss) from investment in unconsolidated joint ventures	$10	$(168)	$(63)	$626

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounted for its interest in LCRIP I using the equity method of accounting, as it exerted significant influence but the unrelated limited partners had substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and was entitled to a fee based upon the average net equity invested in LCRIP I, which was subject to a fee reduction in the event average net equity invested in LCRIP I exceeded $100.0 million. As discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during the first quarter of 2016, the Company recorded an additional return on equity of $0.9 million in this investment in unconsolidated joint venture predominately relating to prior years. During the three and six months ended June 30, 2017, the Company recorded no management fees. During the three and six months ended June 30, 2016, the Company recorded $0 and $6,905 in management fees, respectively, which is reflected in fee and other income in the consolidated statements of income.

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

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company accounts for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner is the managing member of 24 Second Avenue and has substantive participating rights. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner.

During the three and six months ended June 30, 2017, the Company recorded $0.3 million and $0.6 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and six months ended June 30, 2016 the Company recorded $0.4 million and $0.7 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three and six months ended June 30, 2017, the Company capitalized $0.3 million and $0.6 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. During the three and six months ended June 30, 2016, the Company capitalized $0.2 million and $0.4 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of June 30, 2017 and December 31, 2016, 24 Second Avenue had $27.9 million and $21.6 million, respectively, of loans payable. As of June 30, 2017, the existing building has been demolished and we are anticipating completion in 2018. Our operating partner entered into a construction loan in the amount of $50.5 million to fund the project. As of June 30, 2017, draws of $27.9 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016

Total assets	$144,860	$138,298
Total liabilities	99,973	94,964
Partners’/members’ capital	$44,887	$43,334

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total revenues	$4,953	$3,977	$8,743	$8,214
Total expenses	1,686	3,496	7,484	7,912
Net income (loss)	$3,267	$481	$1,259	$302

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2017 and December 31, 2016 are as follows ($ in thousands):

June 30, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at June 30, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$338,869		$261,131	2.91% - 3.66%	10/30/2018	(2)	(3)	$530,153	$534,040
Committed Loan Repurchase Facility	450,000	230,806		219,194	3.16% - 3.91%	5/24/2018	(4)	(3)	397,876	399,740
Committed Loan Repurchase Facility	300,000	100,608		199,392	3.41% - 4.41%	4/10/2018	(5)	(6)	210,971	210,971
Committed Loan Repurchase Facility	200,000	137,821		62,179	3.38% - 4.13%	2/29/2020	(7)	(3)	175,101	207,247	(8)
Committed Loan Repurchase Facility	100,000	40,458		59,542	3.66% - 3.67%	6/28/2019	—	(3)	58,835	58,835
Total Committed Loan Repurchase Facilities	1,650,000	848,562		801,438					1,372,936	1,410,833
Committed Securities Repurchase Facility	400,000	107,965		292,035	1.23% - 2.31%	7/1/2018	N/A	(9)	178,166	178,166
Uncommitted Securities Repurchase Facility	N/A (10)	193,078		N/A (10)	1.35% - 3.05%	7/2017 - 9/2017	N/A	(9)	223,524	223,524	(11)
Total Repurchase Facilities	2,050,000	1,149,605		1,093,473					1,774,626	1,812,523
Revolving Credit Facility	168,520	100,000		68,520	4.55% - 6.50%	2/11/2018	(12)	N/A (13)	N/A (13)	N/A (13)
Mortgage Loan Financing	588,359	588,359		—	4.25% - 6.75%	2018 - 2026	N/A	(14)	742,740	877,846	(15)
Participation Financing - Mortgage Loan Receivable	3,834	3,834		—	17.00%	12/6/2017	N/A	(3)	3,834	3,834
Borrowings from the FHLB	2,000,000	1,400,500		599,500	0.87% - 2.74%	2017 - 2024	N/A	(16)	1,824,470	1,828,620
Senior Unsecured Notes	766,201	756,503	(17)	—	5.250% - 5.875%	2017 - 2022	N/A	N/A (18)	N/A (18)	N/A (18)
Total Secured and Unsecured Debt Obligations	5,576,914	3,998,801		1,761,493					4,345,670	4,522,823
Liability for transfers not considered sales	632,130	632,130		—	4.10% - 5.88%	2017 -2027	N/A	(3) (14)	723,046	717,470
Total Debt Obligations	$6,209,044	$4,630,931		$1,761,493					$5,068,716	$5,240,293

(1)	June 30, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Three additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date, or if the lender consents, October 30, 2019, the initial extended maturity date.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Includes $32.1 million of loans made to consolidated subsidiaries which are not reflected in these consolidated financial statements.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)
As more fully described in Note 3, securities which were purchased from the LCCM LC-26 securitization trust are not reflected in these consolidated financial statements. Includes $35.5 million of such securities.

(12)	Three additional 12-month extension periods at Company’s option.

(13)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(14)	Real estate.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(17)	Presented net of unamortized debt issuance costs of $9.7 million at June 30, 2017.

(18)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2016

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2016(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,604		$416,396	2.45% - 3.27%	10/30/2018	(2)	(3)	$292,628	$293,618
Committed Loan Repurchase Facility	450,000	184,158		265,842	2.95% - 3.70%	5/24/2017	(4)	(3)	286,848	288,267
Committed Loan Repurchase Facility	400,000	100,979		299,021	2.95% - 3.99%	4/9/2017	(5)	(6)	235,878	236,696
Committed Loan Repurchase Facility	100,000	27,132		72,868	2.90% - 3.13%	6/28/2019	—	(3)	36,166	36,410
Committed Loan Repurchase Facility	100,000	71,290		28,710	2.93% - 3.68%	8/2/2019	(7)	(3)	110,271	110,897
Total Committed Loan Repurchase Facilities	1,650,000	567,163		1,082,837					961,791	965,888
Committed Securities Repurchase Facility	400,000	228,317		171,683	1.00% - 2.59%	7/1/2018	N/A	(8)	272,402	272,402
Uncommitted Securities Repurchase Facility	N/A (9)	311,705		N/A (9)	1.00% - 2.41%	1/2017 - 3/2017	N/A	(8)	368,638	368,638
Total Repurchase Facilities	2,050,000	1,107,185		1,254,520					1,602,831	1,606,928
Revolving Credit Facility	143,000	25,000		118,000	3.16%	2/11/2017	(10)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	590,106	590,106		—	4.25% - 6.75%	2018 - 2026	N/A	(12)	757,468	875,160	(13)
Borrowings from the FHLB	1,998,931	1,660,000		338,931	0.43% - 2.74%	2017 - 2024	N/A	(14)	2,162,779	2,167,017
Senior Unsecured Notes	563,872	559,847	(15)	—	5.875% - 7.375%	2017 - 2021	N/A	N/A (16)	N/A (16)	N/A (16)
Total Secured and Unsecured Debt Obligations	5,345,909	3,942,138		1,711,451					4,523,078	4,649,105
Total Debt Obligations	$5,345,909	$3,942,138		$1,711,451					$4,523,078	$4,649,105

(1)	December 31, 2016 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Three additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date, or if the lender consents, October 30, 2019, the initial extended maturity date.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(9)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(10)	Two additional 12-month extension periods at Company’s option.

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Real estate.

(13)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(14)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(15)	Presented net of unamortized debt issuance costs of $4.0 million at December 31, 2016.

(16)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the June 30, 2017 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum leverage ratios. The Company believes it was in compliance with all covenants as of June 30, 2017 and December 31, 2016.

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

On May 1, 2017, the Company executed an amendment to one of its credit facilities with a major banking institution to, among other things, extend the maximum term by an additional year to May 24, 2021.

As of June 30, 2017, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.1 billion. As of June 30, 2017, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $73.4 million, or 5% of our total equity. As of June 30, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 36.6%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of June 30, 2017 and December 31, 2016, the amount of unamortized costs relating to such facilities are $6.2 million and $4.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 70% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the six months ended June 30, 2017, the Company executed no term debt agreements to finance properties in its real estate portfolio. During the six months ended June 30, 2016, the Company executed 4 term debt agreements to finance properties in its real estate portfolio. These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2026 as of June 30, 2017. These loans have carrying amounts of $588.4 million and $590.1 million, net of unamortized premiums of $5.1 million and $5.6 million at June 30, 2017 and December 31, 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.5 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2017, respectively. The Company recorded $0.2 million and $0.4 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $742.7 million and $757.5 million as of June 30, 2017 and December 31, 2016, respectively.

Participation Financing - Mortgage Loan Receivable

During the six months ended June 30, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets. The Company recorded $0.2 million of interest expense for the three and six months ended June 30, 2017.

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

As of June 30, 2017, Tuebor had $1.4 billion of borrowings outstanding (with an additional $599.5 million of committed term financing available from the FHLB), with terms of overnight to seven years (with a weighted average of 2.6 years), interest rates of 0.87% to 2.74% (with a weighted average of 1.40%), and advance rates of 56.0% to 100% of the collateral. As of June 30, 2017, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $770.4 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $331.6 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2017.

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

FHLB advances amounted to 30.2% of the Company’s outstanding debt obligations as of June 30, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2017, the Company has a 77.7% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements.

Unamortized debt issuance costs of $9.7 million and $4.0 million are included in senior unsecured notes as of June 30, 2017 and December 31, 2016, respectively, in accordance with GAAP.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the year ended December 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. During the six months ended June 30, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $53,547 net loss on extinguishment of debt after recognizing $(22,847) of unamortized debt issuance costs associated with the retired debt.

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditional on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company repaid the remaining aggregate principal amount of the 2017 Notes outstanding (including accrued and unpaid interest as of that date).

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Liability for Transfers Not Considered Sales (Non-Recourse)

As more fully described in Note 3, the Company sold its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets sold to the trust were comprised of 34 loans to third parties with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 intercompany loans secured by certain of the Company’s real estate assets with a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part 2, Item 1A “Risk Factors,” in this Quarterly Report, (i) the Company retained a $12.9 million restricted “vertical interest” of approximately 2% in each class of securities issued by the trust, which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a “Third Party Purchaser” (“TPP”), which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million in securities which are not restricted. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes. Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. This obligation bears effective interest of 4.30% per annum (based on contractual payments to third parties) and requires principal payments upon repayment of the underlying mortgage loans receivable, which have a weighted average term of 9.05 years with the final loan maturing in 2027.

This liability also includes $52.1 million for a non-participating loan interest previously sold to a third party, for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017, which also precluded sale accounting on the original transaction. This liability bears an effective interest rate of 5.29% per annum and matures contemporaneously with the underlying mortgage loan receivable. This transaction was considered a financing for accounting purposes.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2017 (last 6 months)	$682,611
2018	1,221,376
2019	216,350
2020	118,377
2021	426,923
Thereafter	1,974,746
Subtotal	$4,640,383
Debt issuance costs included in senior unsecured notes	(9,698)
Debt issuance costs included in liability for transfers not considered sales	(4,872)
Premiums included in mortgage loan financing	5,118
Total	4,630,931

(1)
Includes principal payments for the liability for transfers not considered sales (see Note 3 and Note 7), i.e., payments required to be made on the underlying loans receivable based on their contractual maturities.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $899.4 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2017.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2017 and December 31, 2016 are as follows ($ in thousands):

June 30, 2017

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,135,560		$1,150,404	$1,155,392	Internal model, third-party inputs	2.72%	3.05
CMBS interest-only(1)	5,093,725	(2)	199,388	201,924	Internal model, third-party inputs	3.45%	2.98
GNMA interest-only(3)	416,931	(2)	14,976	13,259	Internal model, third-party inputs	4.28%	4.19
Agency securities(1)	748		773	762	Internal model, third-party inputs	1.87%	3.22
GNMA permanent securities(1)	34,989		35,670	36,208	Internal model, third-party inputs	3.71%	5.90
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,641,038		2,626,732	2,634,179	Discounted Cash Flow(4)	6.94%	1.72
Mortgage loans transferred but not considered sold	601,186		599,513	610,948	Discounted Cash Flow(4)	4.92%	8.67
Provision for loan losses	N/A		(4,000)	(4,000)	(5)	N/A	N/A
Mortgage loan receivables held for sale	203,231		200,726	207,063	Internal model, third-party inputs(6)	5.15%	7.05
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	655,100		N/A	4,554	Counterparty quotations	N/A	0.27

Liabilities:
Repurchase agreements - short-term	545,562		545,562	545,562	Discounted Cash Flow(9)	2.88%	0.55
Repurchase agreements - long-term	604,043		604,043	604,043	Discounted Cash Flow(10)	2.64%	1.39
Revolving credit facility	100,000		100,000	100,000	Discounted Cash Flow(11)	4.57%	0.02
Mortgage loan financing	589,152		588,359	596,686	Discounted Cash Flow(10)	4.85%	6.65
Participation Financing - Mortgage Loan Receivable	3,834		3,834	3,834	Discounted Cash Flow(12)	17.00%	0.44
Borrowings from the FHLB	1,400,500		1,400,500	1,402,623	Discounted Cash Flow	1.40%	2.63
Senior unsecured notes	766,201		756,503	787,191	Broker quotations, pricing services	5.47%	4.49
Liability for transfers not considered sales	637,002		632,130	632,130	Discounted Cash Flow(13)	4.37%	8.67
Nonhedge derivatives(1)(8)	83,500		N/A	4,276	Counterparty quotations	N/A	2.94

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(5)	Fair value is estimated to equal par value.

(6)	Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

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

(11)
Fair value for borrowings under the revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

(12)	Fair value for Participation Financing - Mortgage Loan Receivable approximates amortized cost as this is a loan participation to a third party.

(13)	Fair value for liability for transfers not considered sales approximates amortized cost basis which represents fair value on the latest pricing date.

December 31, 2016

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,676,680		$1,698,276	$1,701,395	Internal model, third-party inputs	2.81%	3.55
CMBS interest-only(1)	8,160,458	(2)	343,534	342,171	Internal model, third-party inputs	3.45%	2.99
GNMA interest-only(3)	478,577	(2)	18,994	16,821	Internal model, third-party inputs	4.19%	4.44
Agency securities(1)	774		802	780	Internal model, third-party inputs	1.29%	3.27
GNMA permanent securities(1)	38,327		39,145	39,780	Internal model, third-party inputs	3.80%	10.30
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,011,309		2,000,095	2,018,973	Discounted Cash Flow(4)	7.17%	1.66
Provision for loan losses	N/A		(4,000)	(4,000)	(5)	N/A	N/A
Mortgage loan receivables held for sale	360,518		357,882	359,897	Internal model, third-party inputs(6)	4.20%	4.55
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	847,000		N/A	5,018	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	629,430		629,430	629,430	Discounted Cash Flow(9)	2.10%	0.18
Repurchase agreements - long-term	477,756		477,756	477,756	Discounted Cash Flow(10)	2.00%	1.70
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(11)	3.16%	0.12
Mortgage loan financing	589,152		590,106	595,778	Discounted Cash Flow(10)	4.85%	7.15
Borrowings from the FHLB	1,660,000		1,660,000	1,662,178	Discounted Cash Flow	1.12%	2.42
Senior unsecured notes	563,872		559,847	550,562	Broker quotations, pricing services	6.67%	2.81
Nonhedge derivatives(1)(8)	100,400		N/A	3,446	Counterparty quotations	N/A	3.21

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(5)	Fair value is estimated to equal par value.

(6)	Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.

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

(11)
Fair value for borrowings under the revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2017 and 2016 ($ in thousands):

June 30, 2017

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,135,560		$—	$—	$1,155,392	$1,155,392
CMBS interest-only(1)	5,093,725	(2)	—	—	201,924	201,924
GNMA interest-only(3)	416,931	(2)	—	—	13,259	13,259
Agency securities(1)	748		—	—	762	762
GNMA permanent securities(1)	34,989		—	—	36,208	36,208
Nonhedge derivatives(4)	655,100		—	4,554	—	4,554
			$—	$4,554	$1,407,545	$1,412,099
Liabilities:
Nonhedge derivatives(4)	83,500		$—	$4,276	$—	$4,276

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$2,641,038		$—	$—	$2,634,179	$2,634,179
Mortgage loans transferred but not considered sold	601,186		—	—	610,948	610,948
Provision for loan losses	N/A		—	—	(4,000)	(4,000)
Mortgage loan receivable held for sale	203,231		—	—	207,063	207,063
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$3,526,105	$3,526,105
Liabilities:						0
Repurchase agreements - short-term	545,562		$—	$—	$545,562	$545,562
Repurchase agreements - long-term	604,043		—	—	604,043	604,043
Revolving credit facility	100,000		—	—	100,000	100,000
Mortgage loan financing	589,152		—	—	596,686	596,686
Participation Financing - Mortgage Loan Receivable	3,834		—	—	3,834	3,834
Borrowings from the FHLB	1,400,500		—	—	1,402,623	1,402,623
Senior unsecured notes	766,201		—	—	787,191	787,191
Liability for transfers not considered sales	637,002		—	—	632,130	632,130
			$—	$—	$4,672,069	$4,672,069

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2016

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,676,680		$—	$—	$1,701,395	$1,701,395
CMBS interest-only(1)	8,160,458	(2)	—	—	342,171	342,171
GNMA interest-only(3)	478,577	(2)	—	—	16,821	16,821
Agency securities(1)	774		—	—	780	780
GNMA permanent securities(1)	38,327		—	—	39,780	39,780
Nonhedge derivatives(4)	847,000		—	5,018	—	5,018
			$—	$5,018	$2,100,947	$2,105,965
Liabilities:
Nonhedge derivatives(4)	$100,400		$—	$3,446	$—	$3,446

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$2,011,309		$—	$—	$2,018,973	$2,018,973
Provision for loan losses	N/A		—	—	(4,000)	(4,000)
Mortgage loan receivables held for sale	360,518		—	—	359,897	359,897
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$2,452,785	$2,452,785
Liabilities:						0
Repurchase agreements - short-term	629,430		$—	$—	$629,430	$629,430
Repurchase agreements - long-term	477,756		—	—	477,756	477,756
Revolving credit facility	25,000		—	—	25,000	25,000
Mortgage loan financing	589,152		—	—	595,778	595,778
Borrowings from the FHLB	1,660,000		—	—	1,662,178	1,662,178
Senior unsecured notes	563,872		—	—	550,562	550,562
			$—	$—	$3,940,704	$3,940,704

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2017 and 2016 ($ in thousands):

Level 3	2017	2016

Balance at January 1,	$2,100,947	$2,407,217
Transfer from level 2	—	—
Purchases	75,931	530,506
Sales	(669,807)	(129,633)
Paydowns/maturities	(81,747)	(135,614)
Amortization of premium/discount	(36,656)	(36,591)
Unrealized gain/(loss)	6,383	61,927
Realized gain/(loss) on sale(1)	12,494	2,398
Balance at June 30,	$1,407,545	$2,700,210

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$1,155,392		Discounted cash flow	Yield (4)	—%	2.76%	8.47%
				Duration (years)(5)	0.06	3.31	8.05
CMBS interest-only (1)	201,924	(2)	Discounted cash flow	Yield (4)	2.53%	3.37%	4.09%
				Duration (years)(5)	0.06	2.97	4.11
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	13,259	(2)	Discounted cash flow	Yield (4)	—%	8.66%	62.68%
				Duration (years)(5)	0.63	2.26	5.32
				Prepayment speed (CPJ)(5)	5.00	13.87	35.00
Agency securities (1)	762		Discounted cash flow	Yield (4)	1.4%	1.99%	2.3%
				Duration (years)(5)	4.17	4.82	5.16
GNMA permanent securities (1)	36,208		Discounted cash flow	Yield (4)	2.7%	3.69%	6.78%
				Duration (years)(5)	1.65	6.15	6.47
Total	$1,407,545

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(3)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(4)	Significant increase (decrease) in the unobservable input in isolation would result in significantly lower (higher) fair value measurement.

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

(2)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(3)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(4)	Significant increase (decrease) in the unobservable input in isolation would result in significantly lower (higher) fair value measurement.

(5)
Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of June 30, 2017 and December 31, 2016 ($ in thousands):

June 30, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$363,700	$1,971	$—	0.25
10-year Swap	260,800	2,471	—	0.25
5-year U.S. Treasury Note	17,400	73	—	0.25
10-year U.S. Treasury Note Ultra	3,200	22	—	0.25
Variation Margin	—	—	1,451
Total futures	645,100	4,537	1,451
Swaps
3 Month LIBOR(2)	50,000	—	2,399	3.20
Credit derivatives
CMBX	10,000	17	—	4.63
CDX	33,500	—	426	1.46
Total credit derivatives	43,500	17	426
Total derivatives	$738,600	$4,554	$4,276

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

December 31, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	602,200	3,210	2	0.25
10-year Swap	226,700	1,674	266	0.25
5-year U.S. Treasury Note	21,800	93	—	0.25
10-year U.S. Treasury Note	3,200	38	—	0.25
Total futures	853,900	5,015	268
Swaps
3 Month LIBOR(2)	50,000	—	2,697	3.72
Credit Derivatives
CMBX	10,000	3	—	5.08
CDX	33,500	—	481	1.97
Total credit derivatives	43,500	3	481
Total derivatives	$947,400	$5,018	$3,446

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the six months ended June 30, 2017 and 2016($ in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$4,182	$(19,805)	$(15,623)	$(1,661)	$(15,762)	$(17,423)
Swaps	(16)	(260)	(276)	285	(539)	(254)
Credit Derivatives	174	(297)	(123)	67	(393)	(326)
Total	$4,340	$(20,362)	$(16,022)	$(1,309)	$(16,694)	$(18,003)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(13,712)	$(10,221)	$(23,933)	$(22,276)	$(51,017)	$(73,293)
Swaps	(187)	(322)	(509)	(1,266)	(660)	(1,926)
Credit Derivatives	(126)	(74)	(200)	(114)	(171)	(285)
Total	$(14,025)	$(10,617)	$(24,642)	$(23,656)	$(51,848)	$(75,504)

The Company’s counterparties held $12.8 million and $11.3 million of cash margin as collateral for derivatives as of June 30, 2017 and December 31, 2016, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of June 30, 2017 and December 31, 2016, the Company was in compliance with these requirements and not in default on its indebtedness. As of June 30, 2017 and December 31, 2016, there was $4.5 million and $6.2 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2017 and December 31, 2016. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of June 30, 2017
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$4,554	$—	$4,554	$—	$—	$4,554
Total	$4,554	$—	$4,554	$—	$—	$4,554

(1) Included in restricted cash on consolidated balance sheets.

As of June 30, 2017
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$4,276	$—	$4,276	$—	$4,276	$—
Repurchase agreements	1,149,605	—	1,149,605	1,149,605	—	—
Total	$1,153,881	$—	$1,153,881	$1,149,605	$4,276	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2017 and December 31, 2016 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the six months ended June 30, 2017, 13,737,365 Series REIT LP Units and 13,737,365 Series TRS LP Units were collectively exchanged for 13,737,365 shares of Class A common stock and 13,737,365 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the six months ended June 30, 2017, the Company repurchased no shares of Class A common stock. During the six months ended June 30, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost. As of June 30, 2017, the Company has a remaining amount available for repurchase of $44.4 million, which represents 3.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.41 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of June 30, 2017		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
Total	$0.600

March 1, 2016	$0.275
June 1, 2016	0.275
Total	$0.550

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three and six months ended June 30, 2017 and 2016 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2016	$1,365	$761	$2,126
Other comprehensive income (loss)	3,583	2,343	5,926
Exchange of noncontrolling interest for common stock	1,422	(1,422)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(102)	102	—
June 30, 2017	$6,268	$1,784	$8,052

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	35,295	26,556	61,851
Exchange of noncontrolling interest for common stock	(122)	122	—
Rebalancing of ownership percentage between Company and Operating Partnership	339	(339)	—
June 30, 2016	$31,956	$23,500	$55,456

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2017, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $5.0 million as of June 30, 2017. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates eight ventures in which there are other noncontrolling investors, which own between 1.2% - 30.0% of such ventures. These ventures hold investments in 26 office buildings, one warehouse, one mobile home community and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Basic Net income (loss) available for Class A common shareholders	$10,662	$2,802	$24,133	$(2,737)
Diluted Net income (loss) available for Class A common shareholders	$14,179	$2,802	$34,216	$(2,737)
Weighted average shares outstanding
Basic	80,108,431	61,170,006	76,510,201	60,383,447
Diluted	110,055,308	61,976,962	109,693,706	60,383,447

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2017 and 2016 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and six months ended June 30, 2017 and 2016, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and six months ended June 30, 2017 and 2016, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and six months ended June 30, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and six months ended June 30, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$10,662	$2,802	$24,133	$(2,737)
Denominator:
Weighted average number of shares of Class A common stock outstanding	80,108,431	61,170,006	76,510,201	60,383,447
Basic net income (loss) per share of Class A common stock	$0.13	$0.05	$0.32	$(0.05)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$10,662	$2,802	$24,133	$(2,737)
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	2,693	—	8,531	—
Additional corporate tax (expense) benefit	824	—	1,552	—
Diluted net income (loss) attributable to Class A common shareholders	$14,179	$2,802	$34,216	$(2,737)
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	80,108,431	61,170,006	76,510,201	60,383,447
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	29,723,350	—	33,013,753	—
Incremental shares of unvested Class A restricted stock	223,527	806,956	169,752	—
Diluted weighted average number of shares of Class A common stock outstanding	110,055,308	61,976,962	109,693,706	60,383,447
Diluted net income (loss) per share of Class A common stock	$0.13	$0.05	$0.31	$(0.05)

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

2015 Annual Restricted Stock Awards and Annual Option Awards

Members of management are eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2015, Annual Restricted Stock Awards were granted to our executive officers (each, a “Management Grantee”) with an aggregate value of $12.6 million which represents 688,400 shares of restricted Class A common stock in connection with 2014 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to the Management Grantees will generally vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on Core Earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year (the “Catch-Up Provision”). If the term “Core Earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met the Performance Target for the years ended December 31, 2016 and 2015.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris became fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. The Executive Retirement Eligibility Date for Pamela McCormack is December 8, 2019 (the “McCormack Retirement Eligibility Date”). For Management Grantees other than Harris and McCormack, the Executive Retirement Eligibility Date is February 11, 2019, the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the Executive Retirement Eligibility Date, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the Catch-Up Provision described above, regardless of continued employment with us our subsidiaries following the Executive Retirement Eligibility Date.

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

3.	Compensation expense for restricted stock subject to time-based vesting criteria granted to Michael Mazzei will be expensed 1/3 each year, for three years, on an annual basis.

4.
Compensation expense for restricted stock subject to time-based vesting criteria granted to the Management Grantees other than Mr. Harris, Ms. McCormack and Mr. Mazzei will be expensed 1/3 each year, for three years, on an annual basis in advance of the Executive Retirement Eligibility Date.

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

On March 3, 2017, a new member of the board of directors received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 5,130 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

On June 19, 2017, Restricted Stock Awards were granted to a Non-Management Grantee with an aggregate value of $0.3 million, which represents 21,307 shares of time-based restricted Class A common stock. One-third of this amount will vest on the first anniversary date of the grant date and 1,775 shares will vest on each of October 1, 2018, December 31, 2018, April 1, 2019, July 1, 2019, September 30, 2019, December 31, 2019 and March 31, 2020. The remaining 1,780 shares of the grant will vest on July 1, 2020, subject to the Non-Management Grantee’s continued employment with the Company. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of this Restricted Stock Award for the entire award on a straight-line basis over the requisite service period.

In connection with Mr. Mazzei’s retirement as President, Ladder Capital Finance LLC, a subsidiary of Ladder, and Mr. Mazzei entered into a separation agreement, dated June 22, 2017 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Mazzei was appointed as a Class III director of Ladder and, subject to certain exceptions, Mr. Mazzei’s unvested stock and stock options will continue to vest as they would have had he continued to be employed with Ladder as long as he continues to serve on the Board of Directors. Such unvested stock and stock options will not be subject to the original retirement eligibility date provided for in his employment agreement. On June 22, 2017, in connection with his appointment to the board of directors, Mr. Mazzei received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 5,346 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	26,653	$379	—	$—	859,061	$11,995	793,598	$9,118
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	15,560	216	166,934	1,908
Stock Options	—	—	—	—	—	—	380,949	1,356

Amortization to compensation expense
Ladder compensation expense		(1,512)		(4,654)		(8,766)		(8,118)
Total amortization to compensation expense		$(1,512)		$(4,654)		$(8,766)		$(8,118)

The table below presents the number of unvested shares and outstanding stock options at June 30, 2017 and changes during 2017 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	874,621	—
Exercised		—
Vested	(1,425,490)
Forfeited	(10,000)	—
Expired		—
Nonvested/Outstanding at June 30, 2017	914,996	982,135

Exercisable at June 30, 2017		752,017

At June 30, 2017 there was $9.2 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 37 months, with a weighted-average remaining vesting period of 24.0 months.

The table below presents the number of unvested shares and outstanding stock options at June 30, 2016 and changes during 2016 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan and (ii) Series B Participating Preferred Units of LCFH granted under the 2008 Plan, which were subsequently converted to LP Units of LCFH in connection with the IPO:

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2015	1,334,369	601,186	504
Granted	960,532	380,949	—
Exercised		—
Vested	(274,842)		(504)
Forfeited	(48,467)	—	—
Expired		—
Nonvested/Outstanding at June 30, 2016	1,971,592	982,135	—

Exercisable at June 30, 2016		230,936

(1)         Converted to LP Units of LCFH on February 11, 2014 in connection with IPO. LCFH LP Unitholders also received an equal number of shares of Class B Common stock of the Company at IPO. The LP Units converted to an equal number of Series REIT LP Units and Series TRS LP Units on December 31, 2014 in connection with the Company’s conversion to a REIT.

As of June 30, 2016 there was $15.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 32 months, with a weighted-average remaining vesting period of 22.4 months.

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
As of June 30, 2017, there are 273,687 phantom units outstanding, all of which are vested, resulting in a liability of $3.7 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there are 373,871 phantom units outstanding, all of which are vested, resulting in a liability of $6.1 million, which is included in accrued expenses on the consolidated balance sheets.

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

As of June 30, 2017, there are 336,256 phantom units outstanding, of which 216,774 are unvested, resulting in a liability of $4.6 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there are 273,709 phantom units outstanding, of which 134,281 are unvested, resulting in a liability of $3.6 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 8, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2017 and paid to employees in full on February 21, 2017. On February 10, 2016, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of December 31, 2016 and paid to employees in full on February 17, 2016. During the three and six months ended June 30, 2017, the Company recorded compensation expense of $9.3 million and $12.4 million, respectively, related to 2017 bonuses. During the three and six months ended June 30, 2016, the Company recorded compensation expense of $4.7 million and $9.3 million, respectively, related to 2016 bonuses.

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(0.4) million and $1.8 million for the three and six months ended June 30, 2017, respectively. Current income tax expense (benefit) was $2.4 million and $3.5 million for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company’s net deferred tax assets were $4.8 million and $2.1 million, respectively, and are included in other assets in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.1) million and $(4.6) million for the three and six months ended June 30, 2017, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $(4.7) million and $(6.7) million for the three and six months ended June 30, 2016, respectively. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2017, the Company has a deferred tax asset of $10.3 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2017, the tax years 2013, 2014, 2015 and 2016 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by the transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities for the years 2010-2012 (which are now wholly owned). As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. The settlement was finalized during the three months ended December 31, 2016. Pursuant to the indemnification, Management expected to recover such amounts and, accordingly, recorded fee and other income in the amount of $3.3 million as well as a corresponding receivable from the indemnity counterparties. As of June 30, 2017, the Company had recovered all amounts owed by the indemnity counterparties related to the 2010-2012 audit. The IRS and New York State have recently begun routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audit to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of June 30, 2017 and December 31, 2016, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of June 30, 2017, the Company has not recognized any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of June 30, 2017 and December 31, 2016, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $2.4 million and $2.5 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

16. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of June 30, 2017, members of senior management have also invested $1.4 million in aggregate in the Fund, since inception. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On May 20, 2015, the Company provided a $25.0 million, 9.0% fixed rate, approximately one year, interest-only mezzanine loan, to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization. The loan, which was approved by the Audit Committee and Risk and Underwriting Committee in accordance with the Company’s policies regarding related party transactions, was secured by Borrower’s ownership interest in Durst Halletts Member LLC (“Guarantor”). Borrower and Guarantor indirectly own a controlling interest in the three entities that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have a controlling interest in Borrower and Guarantor. The loan matured on and was repaid in full as of June 3, 2016. For the three and six months ended June 30, 2016, the Company earned $0.4 million and $1.0 million in interest income related to this loan.

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. For the three and six months ended June 30, 2017, the Company incurred $0.2 million, in interest expense related to this loan which is included in accrued expenses on the Company’s consolidated balance sheets.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.6 million of rental expense for the three and six months ended June 30, 2017, respectively, which is included in operating expenses in the consolidated statements of income. The Company recorded $0.3 million and $0.6 million, of rental expense for the three and six months ended June 30, 2016, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2017 (last 6 months)	$628
2018	1,206
2019	1,180
2020	1,180
2021	1,180
Thereafter	99
Total	$5,473

Unfunded Loan Commitments

As of June 30, 2017, the Company’s off-balance sheet arrangements consisted of $130.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which consisted of $130.0 million to provide additional first mortgage loan financing. As of December 31, 2016, the Company’s off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

18. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities. As more fully described in Note 3, the securities segment does not include securities not recognized for accounting purposes that were acquired in connection with loan transfers not considered sales. The real estate segment includes net leased properties, office buildings, a warehouse and condominium units. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2017
Interest income	$54,024	$12,063	$3	$46	$66,136
Interest expense	(11,065)	(1,869)	(6,374)	(16,296)	(35,604)
Net interest income (expense)	42,959	10,194	(6,371)	(16,250)	30,532
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	42,959	10,194	(6,371)	(16,250)	30,532

Operating lease income	—	—	22,187	—	22,187
Tenant recoveries	—	—	1,159	—	1,159
Realized gain on securities	—	7,132	—	—	7,132
Unrealized gain (loss) on Agency interest-only securities	—	299	—	—	299
Realized gain (loss) on sale of real estate, net	(159)	—	2,391	—	2,232
Fee and other income	1,730	—	2,011	833	4,574
Net result from derivative transactions	(10,508)	(5,514)	—	—	(16,022)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	10	—	10
Total other income (expense)	(8,937)	1,917	27,758	833	21,571

Salaries and employee benefits	(5,700)	—	—	(8,789)	(14,489)
Operating expenses	69	—	—	(5,898)	(5,829)
Real estate operating expenses	—	—	(8,056)	—	(8,056)
Fee expense	(1,271)	(68)	(282)	—	(1,621)
Depreciation and amortization	—	—	(10,102)	(23)	(10,125)
Total costs and expenses	(6,902)	(68)	(18,440)	(14,710)	(40,120)

Income tax (expense) benefit	—	—	—	1,449	1,449
Segment profit (loss)	$27,120	$12,043	$2,947	$(28,678)	$13,432

Total assets as of June 30, 2017	$3,422,971	$1,407,545	$1,040,806	$346,802	$6,218,124

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2016
Interest income	$35,549	$20,202	$2	$13	$55,766
Interest expense	(5,128)	(2,167)	(6,204)	(14,903)	(28,402)
Net interest income (expense)	30,421	18,035	(6,202)	(14,890)	27,364
Provision for loan losses	(150)	—	—	—	(150)
Net interest income (expense) after provision for loan losses	30,271	18,035	(6,202)	(14,890)	27,214

Operating lease income	—	—	19,085	—	19,085
Tenant recoveries	—	—	1,324	—	1,324
Sale of loans, net	2,795	—	—	—	2,795
Realized gain on securities	—	2,971	—	—	2,971
Unrealized gain (loss) on Agency interest-only securities	—	(584)	—	—	(584)
Realized gain on sale of real estate, net	(800)	—	5,673	—	4,873
Fee and other income	2,438	—	2,920	823	6,181
Net result from derivative transactions	(9,670)	(14,972)	—	—	(24,642)
Earnings from investment in unconsolidated joint ventures	—	—	(168)	—	(168)
Total other income	(5,237)	(12,585)	28,834	823	11,835

Salaries and employee benefits	(1,500)	—	—	(11,932)	(13,432)
Operating expenses	—	—	421	(5,134)	(4,713)
Real estate operating expenses	—	—	(9,133)	—	(9,133)
Fee expense	12	(17)	(124)	(744)	(873)
Depreciation and amortization	—	—	(9,213)	(41)	(9,254)
Total costs and expenses	(1,488)	(17)	(18,049)	(17,851)	(37,405)

Income tax (expense) benefit	—	—	—	2,301	2,301
Segment profit (loss)	$23,546	$5,433	$4,583	$(29,617)	$3,945

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2017
Interest income	$98,321	$25,270	$6	$50	$123,647
Interest expense	(17,318)	(3,722)	(12,924)	(33,055)	(67,019)
Net interest income (expense)	81,003	21,548	(12,918)	(33,005)	56,628
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	81,003	21,548	(12,918)	(33,005)	56,628

Operating lease income	—	—	41,816	—	41,816
Tenant recoveries	—	—	2,739	—	2,739
Sale of loans, net	(999)	—	—	—	(999)
Realized gain on securities	—	12,494	—	—	12,494
Unrealized gain (loss) on Agency interest-only securities	—	457	—	—	457
Realized gain (loss) on sale of real estate, net	—	—	4,563	—	4,563
Fee and other income	3,351	—	3,984	1,705	9,040
Net result from derivative transactions	(12,189)	(5,814)	—	—	(18,003)
Earnings from investment in unconsolidated joint ventures	—	—	(63)	—	(63)
Gain (loss) on extinguishment of debt	—	—	—	(54)	(54)
Total other income (expense)	(9,837)	7,137	53,039	1,651	51,990

Salaries and employee benefits	(6,700)	—	—	(23,831)	(30,531)
Operating expenses	112	—	—	(11,420)	(11,308)
Real estate operating expenses	—	—	(15,510)		(15,510)
Fee expense	(1,806)	(162)	(346)	—	(2,314)
Depreciation and amortization	—	—	(18,670)	(47)	(18,717)
Total costs and expenses	(8,394)	(162)	(34,526)	(35,298)	(78,380)

Tax (expense) benefit	—	—	—	2,824	2,824
Segment profit (loss)	$62,772	$28,523	$5,595	$(63,828)	$33,062

Total assets as of June 30, 2017	$3,422,971	$1,407,545	$1,040,806	$346,802	$6,218,124

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2016
Interest income	$76,877	$38,458	$2	$29	$115,366
Interest expense	(11,279)	(4,137)	(12,399)	(30,123)	(57,938)
Net interest income (expense)	65,598	34,321	(12,397)	(30,094)	57,428
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	65,298	34,321	(12,397)	(30,094)	57,128

Operating lease income	—	—	38,379	—	38,379
Tenant recoveries	—	—	2,659	—	2,659
Sale of loans, net	10,625	—	—	—	10,625
Realized gain on securities	—	2,398	—	—	2,398
Unrealized gain (loss) on Agency interest-only securities	—	76	—	—	76
Realized gain on sale of real estate, net	(159)	—	11,127	—	10,968
Fee and other income	4,243	—	3,262	1,651	9,156
Net result from derivative transactions	(25,795)	(49,709)	—	—	(75,504)
Earnings from investment in unconsolidated joint ventures	—	—	(266)	892	626
Loss on extinguishment of debt	—	—	—	5,382	5,382
Total other income	(11,086)	(47,235)	55,161	7,925	4,765

Salaries and employee benefits	(3,000)	—	—	(23,047)	(26,047)
Operating expenses	—	—	(1)	(11,007)	(11,008)
Real estate operating expenses	—	—	(14,852)	—	(14,852)
Fee expense	(424)	(17)	(237)	(925)	(1,603)
Depreciation and amortization	—	—	(19,010)	(47)	(19,057)
Total costs and expenses	(3,424)	(17)	(34,100)	(35,026)	(72,567)

Income tax (expense) benefit	—	—	—	3,174	3,174
Segment profit (loss)	$50,788	$(12,931)	$8,664	$(54,021)	$(7,500)

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $34.5 million and $34.0 million as of June 30, 2017 and December 31, 2016, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $77.9 million as of June 30, 2017 and December 31, 2016, the Company’s deferred tax asset of $4.8 million and $2.1 million as of June 30, 2017 and December 31, 2016, respectively and the Company’s senior unsecured notes of $756.5 million and $559.8 million as of June 30, 2017 and December 31, 2016, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Related Party Transactions

On July 6, 2017, Ladder provided a $21.0 million first mortgage loan to a borrower affiliated with The Related Companies to facilitate the acquisition of two commercial condominium units in the Brickell Heights mixed use development in Miami, Florida. The borrowing entity, Brickell Heights Commercial LLC, is 80% owned by a joint venture between Related Special Assets LLC, a personal investment vehicle for certain principals of The Related Companies, and another investor, with the remaining 20% interest belonging to an affiliate of The Related Group of Florida.

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

Our businesses, including conduit lending, balance sheet lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $18.3 billion of commercial real estate loans from our inception through June 30, 2017. During this timeframe, we also acquired $9.7 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.5 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2017, we originated $13.3 billion of conduit loans, $13.2 billion of which were sold into 44 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2017, we had $6.2 billion in total assets and $1.5 billion of total equity. Our assets included $3.4 billion of loans (which includes $599.5 million of mortgage loans transferred but not considered sold), $1.4 billion of securities, and $1.0 billion of real estate. Our liabilities included a $632.1 million liability for transfers not considered sales.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of June 30, 2017, we had $4.6 billion of debt financing outstanding. This financing comprised $1.4 billion of financing from the Federal Home Loan Bank (the “FHLB”), $956.5 million committed secured term repurchase agreement financing, $193.1 million of other securities financing, $588.4 million of third-party, non-recourse mortgage debt, $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”) and $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes,” collectively with the 2021 Notes, the “Notes”). There were $100.0 million of borrowings outstanding under our Revolving Credit Facility and $3.8 million of participation financing - mortgage loan receivable. Included in the $4.6 billion of debt financing outstanding is a $632.1 million liability for loan transfers not considered sales, which is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. In addition, as of June 30, 2017, we had $1.8 billion of committed, undrawn funding capacity available, consisting of $68.5 million of availability under our $168.5 million Revolving Credit Facility, $599.5 million of undrawn committed FHLB financing and $1.1 billion of other undrawn committed financings. As of June 30, 2017, our debt-to-equity ratio was 3.2:1.0 and our debt-to-equity ratio, excluding non-recourse liabilities for transfers not considered sales of $632.1 million and including other debt obligations associated with transfers not considered sales of $76.7 million was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2017, our management team and directors held interests in our Company comprising 11.8% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 65 full-time industry professionals.

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

	June 30, 2017		December 31, 2016
Loans
Conduit first mortgage loans	$200,726	3.2%	$357,882	6.4%
Balance sheet first mortgage loans:
Balance sheet first mortgage loans	2,465,540	39.7%	1,832,626	32.9%
Other commercial real estate-related loans	161,192	2.6%	167,469	3.0%
Mortgage loans transferred but not considered sold	599,513	9.6%	—	—%
Provision for loan losses	(4,000)	(0.1)%	(4,000)	(0.1)%
Total loans	3,422,971	55.0%	2,353,977	42.2%
Securities
CMBS investments	1,357,316	21.8%	2,043,566	36.6%
U.S. Agency Securities investments	50,229	0.8%	57,381	1.1%
Total securities	1,407,545	22.6%	2,100,947	37.7%
Real Estate
Real estate and related lease intangibles, net	1,006,286	16.2%	822,338	14.7%
Total real estate	1,006,286	16.2%	822,338	14.7%
Other Investments
Investments in unconsolidated joint ventures	34,520	0.6%	34,025	0.6%
FHLB stock	77,915	1.3%	77,915	1.4%
Total other investments	112,435	1.9%	111,940	2.0%
Total investments	5,949,237	95.7%	5,389,202	96.6%
Cash, cash equivalents and restricted cash	155,485	2.5%	64,017	1.1%
Other assets	113,402	1.8%	125,118	2.3%
Total assets	$6,218,124	100.0%	$5,578,337	100.0%

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through June 30, 2017, we have originated and funded $13.3 billion of conduit first mortgage loans and securitized $13.2 billion of such mortgage loans in 44 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016 and one securitization in 2017. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed three single-asset securitizations and in June 2017, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf. As of June 30, 2017, we held 8 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $200.7 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 57.4% at June 30, 2017. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

Balance Sheet First Mortgage Loans.  We also originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to five years. Balance sheet first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our conduit first mortgage loans. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2017, we held a portfolio of 124 balance sheet first mortgage loans with an aggregate book value of $2.5 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 64.9% at June 30, 2017.

Mortgage Loans Transferred But Not Considered Sold. We sell certain loans into securitizations, however, restrictions, imposed by the risk retention rules of the Dodd-Frank Act described elsewhere in this Quarterly Report, on certain securities issued from certain securitizations for which Ladder is the risk retention sponsor (which will generally be the case when Ladder is the issuer or sole loan seller of the securitization) or from certain securitizations where Ladder is a contributor of 20% or more of the loan pool and Ladder is allocated a portion of the risk retention sponsor’s obligation up to Ladder's pro rata share, preclude sale accounting for these loans, requiring us to continue to recognize these loans to third parties transferred in the transactions on our consolidated balance sheets. As of June 30, 2017, our portfolio included 35 of these loans with an aggregate book value of $599.5 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 63.1% at June 30, 2017.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2017, we held a portfolio of 34 other commercial real estate-related loans with an aggregate book value of $161.2 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 70.4% at June 30, 2017.

The following charts set forth our total outstanding conduit first mortgage loans, balance sheet first mortgage loans and other commercial real estate-related loans as of June 30, 2017 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. As more fully described in Note 3, the our portfolio of CMBS does not include securities not recognized for accounting purposes that were acquired in connection with loan transfers not considered sales. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other investment grade securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of June 30, 2017, the estimated fair value of our portfolio of CMBS investments totaled $1.4 billion in 162 CUSIPs ($8.4 million average investment per CUSIP). As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 81.6% AAA/Aaa-rated securities and 18.4% of other investment grade-rated securities, including 15.3% rated AA/Aa, 1.4% rated A/A and 1.6% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2017, our CMBS investments had a weighted average duration of 3.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2017, by property count and market value, respectively, 55% and 78.7% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 3.1% and 37.3% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 10.7% by property count and 0.1% to 16.1% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of June 30, 2017, the estimated fair value of our portfolio of U.S. Agency Securities was $50.2 million in 25 CUSIPs ($2.0 million average investment per CUSIP), with a weighted average duration of 5.4 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of June 30, 2017, by market value, 73.9% and17.7% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 73.3% and New York represented 3.3% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of June 30, 2017 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of June 30, 2017, we owned 125 single tenant net leased properties with an aggregate book value of $546.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2017, our net leased properties comprised a total of 4.2 million square feet and had a 100% occupancy rate, an average age since construction of 6.9 years and a weighted average remaining lease term of 10.6 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of June 30, 2017, we owned 37 other properties with an aggregate book value of $429.1 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $92.1 million with an 89.9% occupancy rate, a mobile home community in El Monte, CA with a book value of $53.9 million with a 70.0% occupancy rate, a portfolio of four office buildings in St. Paul, MN with a book value of $52.6 million and a 100.0% occupancy rate, a portfolio of seven office buildings in Richmond, VA with a book value of $16.5 million and an 82.8% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $9.9 million and a 73.2% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $9.0 million and a 100.0% occupancy rate, and a warehouse in Grand Rapids, MI with a book value of $5.6 million and a 100.0% occupancy rate. We also own a portfolio of five office buildings in Jacksonville, FL with a book value of $140.8 million and a 100.0% occupancy rate, an office building in Ewing, NJ with a book value of $30.1 million and a 100.0% occupancy rate, a two-story office building in Wayne, NJ with a book value of $8.9 million with a 100.0% occupancy rate, a shopping center in Carmel, NY with a book value of $6.7 million and a 100.0% occupancy rate, and an office building in Peoria, IL with a book value of $3.1 million and a 100.0% occupancy rate.

Residential Real Estate.  We sold 21 condominium units at Veer Towers in Las Vegas, NV, during the six months ended June 30, 2017, generating aggregate gains on sale of $3.6 million. As of June 30, 2017, we owned 38 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $12.1 million through a joint venture, and we intend to sell these remaining units over time. As of June 30, 2017, 4 condominium units were under contract for sale with a book value of $0.9 million. As of June 30, 2017, the remaining condominium units we hold were 28.8% rented and occupied. During the six months ended June 30, 2017, the Company recorded $0.2 million of rental income from the condominium units.

We sold 16 condominium units at Terrazas River Park Village in Miami, FL, during the six months ended June 30, 2017, generating aggregate gains on sale of $1.0 million. As of June 30, 2017, we owned 72 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $18.3 million, and we intend to sell these remaining units over time. As of June 30, 2017, 6 condominium units were under contract for sale with a book value of $1.3 million. As of June 30, 2017, the remaining condominium units we hold were 80.1% rented and occupied. During the six months ended June 30, 2017, the Company recorded $0.8 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of June 30, 2017 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Net Lease
Jefferson City, MO	06/02/17	$1,241	2016	2/28/32	9,002	$1,332	$—	$1,332	$90	100.0%
Denver, IA	05/31/17	1,183	2017	4/30/22	9,026	1,225	—	1,225	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,300	—	1,300	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/30	9,026	1,359	—	1,359	92	100.0%
Shelbyville, IL	05/23/17	1,132	2016	4/30/22	9,026	1,233	—	1,233	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,195	—	1,195	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,223	—	1,223	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,354	—	1,354	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,260	—	1,260	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,427	—	1,427	102	100.0%
Springfield, IL	11/16/16	1,322	2016	6/30/31	9,026	1,388	—	1,388	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,822	—	6,822	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,258	—	1,258	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,208	—	1,208	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,307	—	1,307	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,199	—	1,199	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,441	—	1,441	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,344	1,017	327	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,159	—	1,159	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,266	—	1,266	88	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,292	—	1,292	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,396	—	1,396	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,361	—	1,361	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,240	945	295	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,114	886	228	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	1,013	783	230	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,222	960	262	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,202	923	279	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,349	1,046	303	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,500	1,138	362	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,432	1,135	297	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,344	1,047	297	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,184	952	232	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,412	1,088	324	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,218	839	379	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,159	775	384	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,173	821	352	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,664	7,988	3,676	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,345	899	446	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,294	3,641	1,653	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,835	8,839	3,996	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,238	821	417	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,122	788	334	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,087	742	345	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,336	906	430	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,113	742	371	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,227	934	293	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,344	1,004	340	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,090	824	266	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,147	863	284	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,055	707	348	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,165	769	396	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,241	815	426	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,663	4,702	1,961	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,210	821	389	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,193	821	372	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,909	6,527	2,382	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,126	792	334	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,301	868	433	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,221	858	363	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,174	825	349	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	1,013	697	316	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,363	911	452	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,052	719	333	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	938	631	307	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,126	778	348	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,102	746	356	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,076	732	344	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,189	784	405	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,060	719	341	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,163	803	360	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	893	652	241	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	11,141	8,897	2,244	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,962	4,586	1,376	399	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,849	3,726	1,123	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	5,013	3,841	1,172	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	26,473	18,702	7,771	1,504	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,223	898	325	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,040	772	268	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	980	726	254	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,075	5,696	2,379	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,323	6,446	1,877	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,605	2,807	798	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,678	12,861	3,817	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,276	11,731	3,545	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	11,001	8,379	2,622	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,938	7,816	2,122	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,793	7,603	2,190	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,208	7,140	2,068	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,130	5,121	3,009	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	4,018	3,079	939	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,832	3,926	906	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,177	2,492	685	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	29,685	22,842	6,843	1,937	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,467	5,688	1,779	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,922	2,984	938	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,412	3,231	1,181	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,540	3,303	1,237	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,106	2,933	1,173	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,289	3,862	1,427	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,620	3,433	1,187	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,083	4,572	1,511	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	5,015	3,829	1,186	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,426	3,074	1,352	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,091	4,791	1,300	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	24,128	18,997	5,131	2,169	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	18,424	13,940	4,484	1,629	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	16,405	12,525	3,880	1,464	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	16,229	11,646	4,583	1,361	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	14,211	10,928	3,283	1,277	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	5,957	4,739	1,218	616	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	1,001	820	181	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,062	797	265	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	844	718	126	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,472	3,416	1,056	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,634	5,318	1,316	596	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,646	5,173	1,473	581	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	5,952	4,606	1,346	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,350	11,122	1,228	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,425	2,677	748	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,258	3,090	1,168	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,786	3,474	1,312	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,616	3,264	1,352	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,031	2,928	1,103	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	4,014	2,901	1,113	362	100.0%
Total Net Lease		601,185			4,214,602	546,822	384,889	161,933	40,394

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Other
Jacksonville, FL	05/23/17	115,641	1989	6/30/23	822,540	140,767	—	140,767	7,296	100.0%
El Monte, CA	04/12/17	54,110	1968	11/1/27	(6)	53,917	—	53,917	6,844	70.0%	(7)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,067	—	3,067	1,599	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	30,114	21,837	8,277	1,921	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,712	—	6,712	463	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,852	6,664	2,188	1,128	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,954	7,232	1,722	841	97.0%	(7)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,618	4,923	695	549	97.0%	(7)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	52,596	48,035	4,561	12,540	97.0%	(7)(8)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	16,491	15,799	692	2,700	77.5%	(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	92,124	87,387	4,737	10,607	77.5%	(7)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	9,859	11,593	(1,734)	3,450	90.0%	(7)
Total Other		454,383			3,741,059	429,071	203,470	225,601	49,938
Condominium
Miami, FL	11/21/13	80,000	2010		(9)	18,260	—	18,260	1,625	100.0%	(10)
Las Vegas, NV	12/20/12	119,000	2006		(11)	12,133	—	12,133	361	98.8%	(7)(12)
Total Condominium		199,000			—	30,393	—	30,393	1,986
Total		$1,254,568			7,955,661	$1,006,286	$588,359	$417,927	$92,318

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
As more fully described in Note 3, excludes 23 intercompany loans secured by certain of the Company’s real estate assets with a combined principal balance of $76.7 million sold to the LCCM LC-26 securitization trust (which had not previously been recognized for accounting purposes because they eliminated in consolidation).

(4)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2017. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(5)	Properties were consolidated as of acquisition date.

(6)	421 mobile home pads.

(7)	See Note 12 for further information regarding noncontrolling interests.

(8)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of June 30, 2017.

(9)	38 remaining condominium units.

(10)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(11)	72 remaining condominium units.

(12)
We own, through a majority-owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. The joint venture intends to sell these units. The residential leases are generally short term in nature and are not included in the table above given the joint venture’s intention to sell the units.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2017, Grace Lake LLC owned an office building campus with a carrying value of $63.1 million, which is net of accumulated depreciation of $20.5 million, that is financed by $70.3 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2017, the book value of our investment in Grace Lake LLC was $4.2 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of June 30, 2017, the existing building has been demolished, and we are anticipating completion in 2018. Our operating partner entered into a construction loan with Ladder in the amount of $50.5 million to fund the project. As of June 30, 2017, draws of $27.9 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of June 30, 2017, the book value of our investment in 24 Second Avenue was $30.3 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of June 30, 2017, the book value of our investment in FHLB Stock was $77.9 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at June 30, 2017, a $168.5 million Revolving Credit Facility and through our FHLB membership. As of June 30, 2017, there was $848.6 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of June 30, 2017, we had total outstanding balances of $301.0 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of June 30, 2017, we had outstanding balances of $588.4 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.4 billion of borrowings from the FHLB outstanding at June 30, 2017. As of June 30, 2017, we also had a $168.5 million Revolving Credit Facility, with $100.0 million borrowings outstanding, and $766.2 million of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio, excluding non-recourse liabilities for transfers not considered sales, of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of June 30, 2017, our debt-to-equity ratio was 3.2:1.0 and our debt-to-equity ratio, excluding non-recourse liabilities for transfers not considered sales of $632.1 million and including other debt obligations associated with transfers not considered sales of $76.7 million was 2.8:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Investment overview

Investment activity in the three months ended June 30, 2017 focused on loan originations and securities activity. We originated and funded $598.2 million in principal value of commercial mortgage loans in the three months ended June 30, 2017. We acquired $30.2 million of new securities, which excludes $62.7 million of securities not recognized for accounting purposes that were acquired in connection with loan transfers not considered sales, which was offset by $308.5 million of sales and $7.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $294.4 million during the three months ended June 30, 2017. We also invested $178.1 million in real estate.

Investment activity in the three months ended June 30, 2016 focused on loan originations and securities investments. We originated and funded $431.9 million in principal value of commercial mortgage loans in the three months ended June 30, 2016. We acquired $302.7 million of new securities, which was offset by $114.2 million of sales and $99.5 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $101.3 million. We also invested $16.0 million in real estate.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $10.7 million for the three months ended June 30, 2017, compared to $2.8 million for the three months ended June 30, 2016. The most significant drivers of the $7.9 million increase are as follows:

•
an increase in total other income of $9.7 million, primarily as a result of a $8.6 million increase in net results from derivative transactions and an increase of $4.1 million in gain (loss) on securities, partially offset by a decrease of $2.8 million in sale of loans, net and a $2.7 million decrease in gain (loss) on realized gain on the sale of real estate;

•
an increase in net interest income of $3.2 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2016 and 2017, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total costs and expenses of $2.7 million compared to the prior year, primarily as a result of a $1.1 million increase in operating expenses primarily related to increases in entity level taxes on our real estate subsidiaries, information technology expenses and bank fees and a $1.1 million increase in salaries and employee benefits related to vesting of equity based compensation, partially offset by a decrease in real estate operating expenses; and

•	a decrease in income tax expense (benefit) of $0.9 million compared to the prior year, primarily as a result of decreased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $51.2 million for the three months ended June 30, 2017, compared to $30.9 million for the three months ended June 30, 2016. The significant components of the $20.3 million increase in Core Earnings are an increase in profits on sales of loans, net of $25.6 million, an increase in profits on gain (loss) on securities of $4.2 million and an increase in net interest income of $3.2 million, partially offset by a decrease in net results from derivative transactions of $6.8 million and an increase of total costs and expenses of $5.1 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $66.1 million for the three months ended June 30, 2017, compared to $55.8 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, securities investments averaged $1.6 billion and loan investments averaged $3.1 billion. For the three months ended June 30, 2016, securities investments averaged $2.6 billion and loan investments averaged $2.0 billion. There was a $1.1 billion increase in loan investments, partially offset by a $1.0 billion decrease in securities investments, resulting in higher interest income.

Interest expense totaled $35.6 million for the three months ended June 30, 2017, compared to $28.4 million for the three months ended June 30, 2016. The $7.2 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2017 and 2016 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $2.0 million from $2.5 million for the three months ended June 30, 2016 to $4.5 million for the three months ended June 30, 2017, primarily as a result of our increase in average outstanding mortgage loan financing of $588.8 million for the three months ended June 30, 2017 compared to $547.5 million for the three months ended June 30, 2016 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $30.5 million for the three months ended June 30, 2017, compared to $27.2 million for the three months ended June 30, 2016. The $3.3 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income and increase in interest expense discussed above.

Cost of funds, a non-GAAP financial measure, totaled $41.0 million for the three months ended June 30, 2017, compared to $35.6 million for the three months ended June 30, 2016. The $5.4 million increase in cost of funds was primarily attributable to a rise in interest rates period over period and an increase of average debt outstanding of $272.6 million.

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

Interest spreads

As of June 30, 2017, the weighted average yield on our mortgage loan receivables was 6.5%, compared to 6.6% as of June 30, 2016 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2017, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.8%, compared to 2.0% as of June 30, 2016. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2016 to June 30, 2017 was primarily due to higher prevailing market borrowing rates. As of June 30, 2017, we had outstanding borrowings secured by our mortgage loan receivables equal to 38.2% of the carrying value of our mortgage loan receivables, compared to 43.7% as of June 30, 2016.

As of June 30, 2017 and 2016, the weighted average yield on our real estate securities was 2.9% as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off. As of June 30, 2017, the weighted average interest rate on borrowings against our real estate securities was 1.6%, compared to 1.1% as of June 30, 2016. The increase in the rate on borrowings against our real estate securities from June 30, 2016 to June 30, 2017 was primarily due to higher prevailing market borrowing rates. As of June 30, 2017, we had outstanding borrowings secured by our real estate securities equal to 85.2% of the carrying value of our real estate securities, compared to 83.7% as of June 30, 2016.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2017 and 2016, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of June 30, 2017, we had outstanding borrowings secured by our real estate equal to 58.5% of the carrying value of our real estate, compared to 67.6% as of June 30, 2016.

Provision for loan losses

We had no provision for loan loss expense for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision expense for loan losses was required for the three months ended June 30, 2017. As of June 30, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $22.2 million for the three months ended June 30, 2017, compared to $19.1 million for the three months ended June 30, 2016. The increase of $3.1 million was attributable to acquisitions, which increased real estate to $1.0 billion at June 30, 2017 versus $808.8 million at June 30, 2016, as well as a full period of operations of properties acquired in 2016.

Tenant recoveries totaled $1.2 million for the three months ended June 30, 2017, compared to $1.3 million for the three months ended June 30, 2016. The decrease of $0.1 million reflects the decrease in recoveries on an existing office property due to a lease expiration, partially offset by additional recoveries on properties acquired in 2017 and a full period of recoveries on properties acquired in 2016.

Sales of loans, net

We recorded no income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended June 30, 2017, compared to $2.8 million for the three months ended June 30, 2016, a decrease of $2.8 million. Income from sales of loans, net also includes unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments. In the three months ended June 30, 2017, we participated in one securitization transaction, transferring 57 loans with an aggregate outstanding principal balance of $625.7 million; however, restrictions, imposed by the risk retention rules of the Dodd-Frank Act described elsewhere in this Quarterly Report, on certain securities issued from the securitization precludes sales accounting for these loans, requiring us to defer income over the life of the securitization rather than recognizing it in sale of loans, net at the time of the securitization. In the three months ended June 30, 2016, we participated in no securitization transactions, however, we did have whole loan sales. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $(7.7) million income (loss) from sales of securitized loans, net of hedging for the three months ended June 30, 2017, relating to hedge losses relating to the loans securitized described above and no income from sales of securitized loans, net of hedging for the three months ended June 30, 2016 due to no securitization activity during that period.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $7.1 million for the three months ended June 30, 2017, compared to $3.0 million for the three months ended June 30, 2016, an increase of $4.1 million. For the three months ended June 30, 2017, we sold $308.5 million of CMBS securities. For the three months ended June 30, 2016, we sold $113.4 million of securities, comprised of $113.4 million of CMBS and no U.S. Agency Securities. The increase reflects higher transaction volume in 2017 as compared to 2016.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.3 million for the three months ended June 30, 2017, compared to a loss of $0.6 million for the three months ended June 30, 2016. The positive change of $0.9 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2016 and 2017, partially offset by sales and amortization of the portfolio.

Income from sales of real estate, net

For the three months ended June 30, 2017, income from sales of real estate, net totaled $2.2 million compared to $4.9 million for the three months ended June 30, 2016. The decrease of $2.7 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended June 30, 2017 and 2016, we sold no single-tenant net leased properties.

During the three months ended June 30, 2017, income from sales of residential condominiums totaled $2.2 million. We sold nine residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.7 million, and 10 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.5 million. During the three months ended June 30, 2016, income from sales of residential condominiums totaled $4.9 million. We sold 23 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.7 million, and 17 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.2 million.

Fee and other income

Fee and other income totaled $4.6 million for the three months ended June 30, 2017, compared to $6.2 million for the three months ended June 30, 2016. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $1.6 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees and HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $16.0 million for the three months ended June 30, 2017, which was comprised of an unrealized gain of $4.3 million and a realized loss of $20.3 million, compared to a loss of $24.6 million which was comprised of an unrealized loss of $14.0 million and a realized loss of $10.6 million, for the three months ended June 30, 2016, a positive change of $8.6 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2017 was primarily related to the movement in interest rates during the three months ended June 30, 2017. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $10,416 for the three months ended June 30, 2017, compared to $(0.2) million for the three months ended June 30, 2016. There were no earnings from our investment in LCRIP I for the three months ended June 30, 2016. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake JV totaled $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.3) million and $(0.4) million for the three months ended June 30, 2017 and 2016, respectively. The loss is due to a negative return related to upfront development costs on the investment.

Salaries and employee benefits

Salaries and employee benefits totaled $14.5 million for the three months ended June 30, 2017, compared to $13.4 million for the three months ended June 30, 2016. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $1.1 million in compensation expense was attributable to an increase in equity based compensation expense related to vesting during the three months ended June 30, 2017.

Operating expenses

Operating expenses totaled $5.8 million for the three months ended June 30, 2017, compared to $4.7 million for the three months ended June 30, 2016. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase of $1.1 million was primarily related to increased corporate filing fees.

Real estate operating expenses

Real estate operating expenses totaled $8.1 million for the three months ended June 30, 2017, compared to $9.1 million for the three months ended June 30, 2016. The decrease of $1.0 million in real estate operating expenses was in part due to the decreased operating expenses related to the smaller inventory of condominium properties, partially offset by additional expenses related to real estate acquisitions in 2016 and 2017.

Fee expense

Fee expense totaled $1.6 million for the three months ended June 30, 2017, compared to $0.9 million for the three months ended June 30, 2016. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.7 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at June 30, 2017, as compared to June 30, 2016.

Depreciation and amortization

Depreciation and amortization totaled $10.1 million for the three months ended June 30, 2017, compared to $9.3 million for the three months ended June 30, 2016. The $0.8 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate to $1.0 billion at June 30, 2017 versus $808.8 million at June 30, 2016, as well as a full period of depreciation and amortization on properties acquired in 2016.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax (benefit) expense totaled $(1.4) million for the three months ended June 30, 2017, compared to $(2.3) million for the three months ended June 30, 2016. The decrease of $0.9 million is primarily attributable to the decreased income in our TRSs.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Investment overview

Investment activity in the six months ended June 30, 2017 focused on loan and security activities. We originated and funded $1.1 billion in principal value of commercial mortgage loans, which was offset by $176.8 million of principal repayments in the six months ended June 30, 2017. We acquired $75.9 million of new securities, which was offset by $669.8 million of sales and $81.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $693.4 million. We also invested $182.0 million in real estate and received proceeds from the sale of real estate of $12.6 million.

Investment activity in the six months ended June 30, 2016 focused on loan originations and securities investments. We originated and funded $551.0 million in principal value of commercial mortgage loans in the six months ended June 30, 2016. We acquired $530.5 million of new securities, which was offset by $129.6 million of sales and $135.6 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $293.0 million. We also invested $16.0 million in real estate and received proceeds from the sale of real estate of $37.6 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $24.1 million for the six months ended June 30, 2017, compared to $(2.7) million for the six months ended June 30, 2016. The most significant drivers of the $26.8 million increase were as follows:

•
an increase in total other income (loss) of $47.2 million, primarily as a result of a $57.5 million increase in net results from derivative transactions and an increase of $10.1 million in realized gains on securities, partially offset by a decrease of $11.6 million in sales of loans, net and a $6.4 million decrease in profits on sale of real estate;

•
an increase in total costs and expenses of $5.8 million compared to the prior year, primarily as a result of a $4.5 million increase in salaries and employee benefits primarily as a result of vesting of equity compensation; and

•	a decrease in income tax expense (benefit) of $0.4 million compared to the prior year, primarily as a result of decreased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $82.7 million for the six months ended June 30, 2017, compared to $69.1 million for the six months ended June 30, 2016. The significant components of the $13.6 million increase in Core Earnings are an increase in total other income (loss) of $18.4 million, primarily as a result of an increase of $16.6 million in sale of loans, net, an increase of $10.1 million in gain (loss) on securities and an increase of $0.8 million in net results from derivative transactions, partially offset by a decrease of $6.4 million in sale of real estate, net and a decrease of $5.4 million of gain (loss) on extinguishment of debt and an increase in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $123.6 million for the six months ended June 30, 2017, compared to $115.4 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, securities investments averaged $1.7 billion and loan investments averaged $2.8 billion. For the six months ended June 30, 2016, securities investments averaged $2.6 billion and loan investments averaged $2.1 billion. There was a $714.8 million increase in loan investments, offset by a $826.7 million decrease in securities investments, resulting in higher interest income.

Interest expense totaled $67.0 million for the six months ended June 30, 2017, compared to $57.9 million for the six months ended June 30, 2016. The $9.1 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2017 and 2016 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $0.1 million from $9.1 million for the six months ended June 30, 2016 to $9.2 million for the six months ended June 30, 2017, primarily as a result of our increase in average outstanding mortgage loan financing of $589.2 million for the six months ended June 30, 2017 compared to $541.8 million for the six months ended June 30, 2016 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $56.6 million for the six months ended June 30, 2017, compared to $57.1 million for the six months ended June 30, 2016. The $0.5 million decrease in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $76.1 million for the six months ended June 30, 2017, compared to $72.5 million for the six months ended June 30, 2016. The $3.6 million increase in cost of funds was primarily attributable to the increase the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of June 30, 2017, the weighted average yield on our mortgage loan receivables was 6.5%, compared to 6.6% as of June 30, 2016 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2017, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.8%, compared to 2.0% as of June 30, 2016. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2016 to June 30, 2017 was primarily due to higher prevailing market borrowing rates. As of June 30, 2017, we had outstanding borrowings secured by our mortgage loan receivables equal to 38.2% of the carrying value of our mortgage loan receivables, compared to 43.7% as of June 30, 2016.

As of June 30, 2017 and 2016, the weighted average yield on our real estate securities was 2.9% as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off. As of June 30, 2017, the weighted average interest rate on borrowings against our real estate securities was 1.6%, compared to 1.1% as of June 30, 2016. The increase in the rate on borrowings against our real estate securities from June 30, 2016 to June 30, 2017 was primarily due to higher prevailing market borrowing rates. As of June 30, 2017, we had outstanding borrowings secured by our real estate securities equal to 85.2% of the carrying value of our real estate securities, compared to 83.7% as of June 30, 2016.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2017 and 2016, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of June 30, 2017, we had outstanding borrowings secured by our real estate equal to 58.5% of the carrying value of our real estate, compared to 67.6% as of June 30, 2016.

Provision for loan losses

We had no provision for loan loss expense for the six months ended June 30, 2017 compared to $0.3 million provision for loan losses for the six months ended June 30, 2016. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision expense for loan losses was required for the six months ended June 30, 2017. As of June 30, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value and continues to accrue interest on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $41.8 million for the six months ended June 30, 2017, compared to $38.4 million for the six months ended June 30, 2016. The increase of $3.4 million was primarily attributable was attributable to acquisitions, which increased real estate to $1.0 billion at June 30, 2017 versus $808.8 million at June 30, 2016, as well as a full period of operations of properties acquired in 2016. Tenant recoveries totaled $2.7 million for the six months ended June 30, 2017 and 2016.

Sale of loans, net

Income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $(1.0) million for the six months ended June 30, 2017, compared to $10.6 million for the six months ended June 30, 2016, a decrease of $11.6 million. Income from sales of loans, net also includes unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments. In the six months ended June 30, 2017, we participated in one securitization transaction, transferring 57 loans with an aggregate outstanding principal balance of $625.7 million however, restrictions, imposed by the risk retention rules of the Dodd-Frank Act described elsewhere in this Quarterly Report, on certain securities issued from the securitization precludes sales accounting for these loans, requiring us to defer income over the life of the securitization rather than recognizing it in sale of loans, net at the time of the securitization. In addition, in the six months ended June 30, 2017, we recorded $1.0 million of unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments. In the six months ended June 30, 2016, we participated in two separate securitization transactions, selling 26 loans with an aggregate outstanding principal balance of $249.2 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $(7.7) million income (loss) from sales of securitized loans, net of hedging for the six months ended June 30, 2017, relating to hedge losses related to the loans securitized described above and there was $3.7 million income from sales of securitized loans, net of hedging for the six months ended June 30, 2016. The decrease in income from sales of securitized loans, net of hedging was due to the accounting described above.

Income from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold and any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net of hedging, a non-GAAP financial measure, represents the portion of income from sale of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sales of securitized loans, net of hedging and a reconciliation to income from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $12.5 million for the six months ended June 30, 2017, compared to $2.4 million for the six months ended June 30, 2016, an increase of $10.1 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(1.0) million of that decrease. For the six months ended June 30, 2017, we sold $669.8 million of CMBS securities. For the six months ended June 30, 2016, we sold $128.9 million of securities, comprised of $128.4 million of CMBS and $0.5 million U.S. Agency Securities. The increase in sales of securities reflects higher transaction volume in 2017 as compared to 2016.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.5 million for the six months ended June 30, 2017, compared to a gain of $0.1 million for the six months ended June 30, 2016. The positive change of $0.4 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2016 and 2017; partially offset by sales and amortization of the portfolio.

Income from sales of real estate, net

For the six months ended June 30, 2017, income from sales of real estate, net totaled $4.6 million, compared to $11.0 million for the six months ended June 30, 2016. The decrease of $6.4 million was a result of the commercial real estate and residential condominium sales discussed below.

During the six months ended June 30, 2017, we had no sales of single-tenant retail properties. During the six months ended June 30, 2016, we sold one single-tenant retail properties resulting in a net gain on sale of $0.7 million.

During the six months ended June 30, 2017, income from sales of residential condominiums totaled $4.6 million. We sold 21 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.6 million, and 16 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.0 million. During the six months ended June 30, 2016, income from sales of residential condominiums totaled $10.3 million. We sold 40 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $7.7 million, and 38 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.6 million.

Fee and other income

Fee and other income totaled $9.0 million for the six months ended June 30, 2017, compared to $9.2 million for the six months ended June 30, 2016. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees and dividend income on our investment in FHLB stock. The $0.2 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $18.0 million for the six months ended June 30, 2017, which was comprised of an unrealized loss of $1.3 million and a realized loss of $16.7 million, compared to a loss of $75.5 million, for the six months ended June 30, 2016, which was comprised of an unrealized loss of $23.7 million and a realized loss of $51.8 million, a positive change of $57.5 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2017 was primarily related to movement in interest rates during the six months ended June 30, 2017. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $(0.1) million for the six months ended June 30, 2017, compared to $0.6 million for the six months ended June 30, 2016. Earnings from our investment in LCRIP I totaled $0.9 million for the six months ended June 30, 2016, which primarily reflects additional earnings from our investment in LCRIP I of $0.9 million recorded in 2016, predominately relating to prior years. For additional information, refer to “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies to the consolidated financial statements. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake LLC totaled $0.5 million for the six months ended June 30, 2017, compared to $0.5 million for the six months ended June 30, 2016. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.6) million for the six months ended June 30, 2017, compared to $(0.7) million for the six months ended June 30, 2016. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.6 million and $0.7 million in construction costs and pre-completion sales and marketing costs during the construction period for the six months ended June 30, 2017 and 2016, respectively.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $(0.1) million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $(0.1) million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt. During the six months ended June 30, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt, and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $30.5 million for the six months ended June 30, 2017, compared to $26.0 million for the six months ended June 30, 2016. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $4.5 million in compensation expense was attributable to the increase in equity based compensation expense in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to vesting of grants in the six months ended June 30, 2017.

Operating expenses

Operating expenses totaled $11.3 million for the six months ended June 30, 2017, compared to $11.0 million for the six months ended June 30, 2016. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The increase of $0.3 million represents increased technology expenses, partially offset by a decrease in professional fees.

Real estate operating expenses

Real estate operating expenses totaled $15.5 million for the six months ended June 30, 2017, compared to $14.9 million for the six months ended June 30, 2016. The increase of $0.6 million in real estate operating expense was in part due to the acquisitions of real estate in 2016 and 2017, partially offset by a decrease in operative expenses for the condominiums.

Fee expense

Fee expense totaled $2.3 million for the six months ended June 30, 2017, compared to $1.6 million for the six months ended June 30, 2016. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.7 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at June 30, 2017, as compared to June 30, 2016.

Depreciation and amortization

Depreciation and amortization totaled $18.7 million for the six months ended June 30, 2017, compared to $19.1 million for the six months ended June 30, 2016. The $0.4 million decrease in depreciation and amortization is primarily attributable to an out-of-period-adjustment recorded in the first quarter of 2017, reducing depreciation expense by $0.8 million, related to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $(2.8) million for the six months ended June 30, 2017, compared to $(3.2) million for the six months ended June 30, 2016. The decrease of $0.4 million is primarily attributable to decreased income in our TRSs.

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

In addition, as a REIT, we are also required to make sufficient dividend payments to our shareholders (and equivalent distributions to the Continuing LCFH Limited Partners) in amounts at least sufficient to maintain out REIT status. We have obtained a Private Letter Ruling, pursuant to which we may elect to pay a portion of our dividends in stock, subject to a cash/stock election by our shareholders, to optimize our level of capital retention. Accordingly, our cash requirement to pay dividends to maintain REIT status could be substantially reduced at the discretion of the board.

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

Our principal debt financing sources include: (1) committed secured funding provided by banks, (2) uncommitted secured funding sources, including asset repurchase agreements with a number of banks, (3) long term non-recourse mortgage financing, (4) long term senior unsecured notes in the form of corporate bonds and (5) borrowings on both a short- and long-term committed basis, made by Tuebor from the FHLB.

As of June 30, 2017, we had unrestricted cash and cash equivalents of $58.2 million, unencumbered loans of $735.0 million, unencumbered securities of $14.0 million, unencumbered real estate of $94.1 million and $199.9 million of other assets not secured by any portion of secured indebtedness.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $331.6 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2017.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $6.0 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at June 30, 2017.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $58.2 million and $44.6 million at June 30, 2017 and December 31, 2016, respectively. We held restricted cash of $97.3 million and $44.8 million at June 30, 2017 and December 31, 2016, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $155.5 million and $89.4 million at June 30, 2017 and December 31, 2016, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(503.5) million and $2.7 million during the six months ended June 30, 2017 and 2016, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $506.2 million decrease in cash generated from operations for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2017 and December 31, 2016 are set forth in the table below ($ in thousands):

	June 30, 2017	December 31, 2016

Committed loan repurchase facilities	$848,562	$567,163
Committed securities repurchase facility	107,965	228,317
Uncommitted securities repurchase facilities	193,078	311,705
Total repurchase facilities	1,149,605	1,107,185
Revolving credit facility	100,000	25,000
Mortgage loan financing	588,359	590,106
Participation financing - mortgage loan receivable	3,834	—
Borrowings from the FHLB	1,400,500	1,660,000
Senior unsecured notes(1)	756,503	559,847
Total secured and unsecured debt obligations	3,998,801	3,942,138
Liability for transfers not considered sales(2)	632,130	—
Total debt obligations	$4,630,931	$3,942,138

(1)	Presented net of unamortized debt issuance costs of $9.7 million and $4.0 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Presented not of unamortized debt issuance costs of $4.9 million as of June 30, 2017.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $899.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of June 30, 2017 and December 31, 2016. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of June 30, 2017, the Company had $848.6 million of borrowings outstanding, with an additional $801.4 million of committed financing available. As of December 31, 2016, the Company had $567.2 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2017 and December 31, 2016.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2017, the Company had $108.0 million of borrowings outstanding, with an additional $292.0 million of committed financing available. As of December 31, 2016, the Company had $228.3 million of borrowings outstanding, with an additional $171.7 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

June 30, 2014	685,693	1,056,118	1,258,258	685,693	1,056,118	1,258,258	—	—	—
September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of June 30, 2017, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.1 billion. As of June 30, 2017, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $73.4 million, or 5% of our total equity. As of June 30, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 36.6%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017 and March 23, 2017, including to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $168.5 million, including a $25.0 million sublimit for the issuance of letters of credit. As of June 30, 2017, the Company had $100.0 million borrowings outstanding under this facility. As of December 31, 2016, the Company had $25.0 million borrowings outstanding under this facility. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2017, we executed no term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2026 and totaling $588.4 million at June 30, 2017 and $590.1 million at December 31, 2016. These long-term non-recourse mortgages include net unamortized premiums of $5.1 million and $5.6 million at June 30, 2017 and December 31, 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.5 million and $0.4 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $742.7 million and $757.5 million as of June 30, 2017 and December 31, 2016, respectively.

Participation Financing - Mortgage Loan Receivable

During the six months ended June 30, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets. The Company recorded $0.2 million of interest expense for the three and six months ended June 30, 2017.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of June 30, 2017, Tuebor had $1.4 billion of borrowings outstanding (with an additional $599.5 million of committed term financing available from the FHLB), with terms of overnight to seven years, interest rates of 0.87% to 2.74%, and advance rates of 56.0% to 100% of the collateral. As of June 30, 2017, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $770.4 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.5 billion for the three months ended June 30, 2017. On January 13, 2017, Tuebor’s advance limit was updated to the lowest of $2.0 billion, 40% of Tuebor’s total assets or 150% of the Company’s total equity. As of December 31, 2016, Tuebor had $1.7 billion of borrowings outstanding (with an additional $338.9 million of committed term financing available from the FHLB), with terms of overnight to seven years, interest rates of 0.43% to 2.74%, and advance rates of 49.6% to 95.2% of the collateral. As of December 31, 2016, collateral for the borrowings was comprised of $1.4 billion of CMBS and U.S. Agency Securities and $724.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.8 billion for the three months ended December 31, 2016.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of June 30, 2017, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 30.2% of the Company’s outstanding debt obligations as of June 30, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $331.6 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2017.

Senior Unsecured Notes
LCFH issued the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2017, the Company has a 77.7% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $9.7 million and $4.0 million are included in senior unsecured notes as of June 30, 2017 and December 31, 2016, respectively, in accordance with GAAP.

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

On December 17, 2014, the Company retired $5.4 million of principal of the 2017 Notes for a repurchase price of $5.6 million recognizing a $0.2 million loss on extinguishment of debt. During the year ended December 31, 2106, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. During the six months ended June30, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt.

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditioned on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company repaid the remaining outstanding principal amount of the 2017 Notes (including accrued and unpaid interest as of that date).

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Liability for Transfers Not Considered Sales (Non-Recourse)

As more fully described in Note 3, the Company sold its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets sold to the trust were comprised of 34 loans to third parties with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 intercompany loans secured by certain of the Company’s real estate assets with a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part 2, Item 1A “Risk Factors,” in this Quarterly Report, (i) the Company retained a $12.9 million restricted “vertical interest” of approximately 2% in each class of securities issued by the trust which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a “Third Party Purchaser” (“TPP”), which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million in securities which are not restricted.

Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. This obligation bears effective interest of 4.30% per annum (based on contractual payments to third parties) and requires principal payments upon repayment of the underlying mortgage loans receivable, which have a weighted average term of 9.05 years with the final loan maturing in 2027. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes.

This liability also includes $52.1 million for a non-participating loan interest previously sold to a third party, for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017, which also precluded sale accounting on the original transaction. This liability bears an effective interest rate of 5.29% per annum and matures contemporaneously with the underlying mortgage loan receivable. This transaction was considered a financing for accounting purposes.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2017, the Company has a remaining amount available for repurchase of $44.4 million, which represents 3.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.41 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of June 30, 2017		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2016		$44,353

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

Consistent with a Private Letter Ruling we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
Total	$0.600

March 1, 2016	$0.275
June 1, 2016	0.275
Total	$0.550

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $176.8 million for the six months ended June 30, 2017 and $374.6 million for the six months ended June 30, 2016. Repayment of real estate securities provided net cash of $81.7 million for the six months ended June 30, 2017 and $135.6 million for the six months ended June 30, 2016.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. Proceeds from sales of mortgage loans provided no net cash for the six months ended June 30, 2017 and $359.6 million for the six months ended June 30, 2016.

On June 29, 2017, the Company transferred its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets sold to the trust were comprised of 34 loans to third parties with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 intercompany loans secured by certain of the Company’s real estate assets with a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part 2, Item 1A “Risk Factors,” in this Quarterly Report, (i) the Company retained a $12.9 million restricted “vertical interest” of approximately 2% in each class of securities issued by the trust which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a “Third Party Purchaser” (“TPP”), which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million in securities which are not restricted.

Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $669.8 million for the six months ended June 30, 2017 and $129.6 million for the six months ended June 30, 2016.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $12.6 million for the six months ended June 30, 2017 and $37.6 million for the six months ended June 30, 2016.

Proceeds from the issuance of equity

For the six months ended June 30, 2017 and 2016, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of June 30, 2017 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,244,819	(1)	$822,074	$265,034	$1,442,256	$3,774,183
Unsecured revolving credit facility	100,000	(1)	—	—	—	100,000
Senior unsecured notes	—		—	766,201		766,201
Interest payable(2)	71,716		140,731	129,045	51,861	393,353
Other funding obligations(3)	129,950		—	—	—	129,950
Payments pursuant to tax receivable agreement	163		325	325	1,625	2,438
Operating lease obligations	628		2,386	2,360	99	5,473
Total	$1,547,276		$965,516	$1,162,965	$1,495,841	$5,171,598

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2017 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2017.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of June 30, 2017, our off-balance sheet arrangements consisted of $130.0 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $130.0 million to provide additional first mortgage loan financing. As of December 31, 2016, our off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

We define Core Earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in Agency interest-only securities; (iv) Economic Gains on Securitization transactions not recognized for GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) non-cash stock-based compensation; and (vi) certain one-time transactional items.

For Core Earnings, we include adjustments for Economic Gains on Securitization transactions not recognized for GAAP accounting for which risk has substantially transferred during the period and exclusion of resultant GAAP recognition of the related economics during the subsequent periods. This adjustment is reflected in Core Earnings when there is a true risk transfer on the mortgage loan transfer and settlement. Historically, this has represented the impact of economic gains on (discounts) on intercompany loans secured by our own real estate which we had not previously recognized because they were eliminated in consolidation. In addition, beginning in June 2017, this includes economic gains for the impact of mortgage loans transferred but not considered sold for accounting purposes merely because of transfer restrictions put on the third party purchasers (“TPP”) of a portion of the securities issued by the securitization trust pursuant to the risk retention requirements of the Dodd Frank Act (See Note 3, Mortgage Loan Receivables for more information on these transactions). Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for core earnings purposes. Management believes recognizing these amounts for Core Earnings purposes in the period of transfer of economic risk is a reasonable supplemental measure of our performance.

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

Set forth below is a reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Income (loss) before taxes	$11,983	$1,644	$30,238	$(10,674)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	(85)	(248)	(414)	(16)
Our share of real estate depreciation, amortization and gain adjustments (2)	9,503	8,020	17,298	16,325
Adjustments for unrecognized derivative results (3)	721	16,124	(1,212)	55,472
Unrealized (gain) loss on Agency IO securities	(299)	584	(457)	(76)
Adjustment for economic gain on securitization transactions not recognized for GAAP for which risk has substantially transferred, net of reversal/amortization (4)	28,223	(220)	27,996	(255)
Non-cash stock-based compensation	1,146	4,978	9,295	8,308
Core Earnings	$51,192	$30,882	$82,744	$69,084

(1)
Includes $8 thousand and $16 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and six months ended June 30, 2017, respectively. Includes $13 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and six months ended June 30, 2016.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016

	Total GAAP depreciation and amortization	$10,125	$9,254	$18,717	$19,057
	Less: Depreciation and amortization related to non-rental property fixed assets	(23)	(52)	(47)	(57)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization	(122)	(532)	(496)	(1,205)
	Our share of real estate depreciation and amortization	9,980	8,670	18,174	17,795

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(480)	(657)	(882)	(1,481)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	3	7	6	11
	Our share of accumulated depreciation and amortization on real estate sold	(477)	(650)	(876)	(1,470)

	Our share of real estate depreciation, amortization and gain adjustments	$9,503	$8,020	$17,298	$16,325

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016

	GAAP realized gain on sale of real estate, net	$2,232	$4,873	$4,563	$10,968
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	$(1,755)	$(4,223)	(3,687)	(9,498)
	Our share of accumulated depreciation and amortization on real estate sold	$477	$650	$876	$1,470

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016

	Net results from derivative transactions	$(16,022)	$(24,642)	$(18,003)	$(75,504)
	Hedging interest expense	5,395	7,163	9,123	14,584
	Hedging realized result	9,906	1,355	10,092	5,448
	Adjustments for unrecognized derivative results	$(721)	$(16,124)	$1,212	$(55,472)

(4)
The Company reflected in Core Earnings, an economic gain of $28.5 million for the three and six months ended June 30, 2017, primarily relating to the LCCM 2017-LC26 securitization transaction. This is offset by amortization of discounts in prior securitizations of intercompany debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017(1)	2016(2)	2017(1)	2016

Number of loans	57	—	57	26
Face amount of loans sold into securitizations	$625,653	$—	$625,653	$249,156
Number of securitizations	1	—	1	2

Income from sales of securitized loans, net (3)	$—	$—	$—	$7,545
Hedge gain/(loss) related to loans securitized (4)	(7,720)	—	(7,720)	(3,808)
Income from sales of securitized loans, net of hedging	(7,720)	—	(7,720)	3,737
Adjustment for economic gain on securitization transactions not recognized for GAAP for which risk has substantially transferred	28,461	—	28,461	—
Core gain on sale of securitized loans	$20,741	$—	$20,741	$3,737

(1)
On June 29, 2017, the Company transferred its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets transferred to the trust were comprised of 34 loans to third parties with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 intercompany loans secured by certain of the Company’s real estate assets with a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part 2, Item 1A “Risk Factors,” in this Quarterly Report, (i) the Company retained a $12.9 million restricted “vertical interest” of approximately 2% in each class of securities issued by the trust which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a “Third Party Purchaser” (“TPP”), which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million in securities which are not restricted. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes. Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes.

(2)	There were no securitization transactions completed in the three months ended June 30, 2016.

(3)
The following is a reconciliation of the non-GAAP financial measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Income from sales of loans, net	$—	$2,795	$(999)	$10,625
Unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments	—	—	999	—
(Income) loss from sale of loans (non-securitized), net	—	—	—	(3,080)
Income from sales of securitized loans, net	$—	$2,795	$—	$7,545

(4)
The following is a reconciliation of the non-GAAP financial measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net results from derivative transactions	$(16,022)	$(24,642)	$(18,003)	$(75,504)
Hedge gain/(loss) related to lending and securities positions	8,302	23,872	11,432	70,641
Hedge gain/(loss) related to loans (non-securitized)	—	770	(1,149)	1,055
Hedge gain/(loss) related to loans securitized	$(7,720)	$—	$(7,720)	$(3,808)

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest expense	$(35,604)	$(28,402)	$(67,019)	$(57,938)
Net interest expense component of hedging activities (1)	(5,395)	(7,163)	(9,123)	(14,584)
Cost of funds	$(40,999)	$(35,565)	$(76,142)	$(72,522)

Interest income	$66,136	$55,766	$123,647	$115,366
Cost of funds	(40,999)	(35,565)	(76,142)	(72,522)
Interest income, net of cost of funds	$25,137	$20,201	$47,505	$42,844

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016

(1)	Net result from derivative transactions	$(16,022)	$(24,642)	$(18,003)	$(75,504)
	Hedging realized result	9,906	1,355	10,092	5,448
	Hedging unrecognized result	721	16,124	(1,212)	55,472
	Net interest expense component of hedging activities	$(5,395)	$(7,163)	$(9,123)	$(14,584)

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2017 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2017, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(8,963)	$25,923
Increase by 1.00%	11,514	(25,550)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of June 30, 2017, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2017, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2017 to the risk factors previously disclosed in Item 1A of our Annual Report, except as set forth below:

As of December 31, 2017, we will no longer be an “emerging growth company,” and the reduced disclosure and compliance requirements applicable to emerging growth companies will no longer apply to us.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2017, as of December 31, 2017, we will be deemed a large accelerated filer and we will no longer qualify as an emerging growth company. Accordingly, we will be subject to certain disclosure and compliance requirements that apply to other public companies but have not previously applied to us due to our prior status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements on the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

As a large accelerated filer, the Company is required to file its Form 10-K with the Securities and Exchange Commission within 60 days after the Company’s fiscal year end. As an accelerated filer, the Company was only required to file its Form 10-K within 75 days after the Company’s fiscal year end. There has been no change to the Form 10-Q filing due dates.
Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.
We expect that the loss of “emerging growth company” status and compliance with the additional requirements of being a large accelerated filer will substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us.

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We have recently completed our first multi-asset securitization where a Ladder affiliate served as issuer and may, in the future, take a larger role in multi-asset securitizations of mortgage loans, including as an issuer. We also occasionally, and may in the future, act as a co-manager and/or co-underwriter in the securitizations in which we participate. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; and (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead a single-asset or multi-asset securitization as an issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

As a result of the dislocation of the credit markets during the last recession, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (a) a rule that took effect December 24, 2016 (the “Risk Retention Rule”) requiring that either (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued, (ii) the sponsor or certain third-party purchasers (each, a “Third Party Purchaser”) retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for third-party purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of the subordinate tranches or (iii) a combination of (i) and (ii); (b) requirements for additional disclosure; (c) requirements for additional review and reporting (including revisions to Regulation AB); (d) for public securitizations, requirements that the chief executive officer (“CEO”) of an issuer file with the SEC an individual certificate attesting to certain matters, as described below; and (e) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.

Risk retention interests (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a Third Party Purchaser. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred or financed. Therefore such risk retention interests will be generally illiquid and may not be easily financed. As a result of the Risk Retention Rule, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the Risk Retention Rule may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. Further the risk retention rules may impact our evaluation of whether the transfer or the loans constitutes a sale or whether we we need to consolidate the securitization trust (which would also preclude sale accounting).

The requirement that the CEO of an issuer of public securities file an individual certificate with the SEC may introduce additional potential liabilities whether we serve as issuer in a securitization or solely as a loan seller or loan originator. The CEO certification includes statements as to the absence of any untrue or omitted material information relating to the mortgage loans and the ability of the mortgage loans to support the payments required to be made under the bonds issued in connection with the securitization in accordance with their terms. The full extent of liability that the CEO may have to the SEC and/or investors on account of the certified statements is difficult to determine at this time. If we serve as issuer in a securitization, we would likely to be obligated to indemnify the CEO of our issuer entity against any liabilities that such individual may incur in connection with such certification. In addition, in securitization transactions in which we serve as only loan seller or an originator that sells loans to a loan seller (and not as an issuer), we would likely be obligated to provide a back-up officer’s certificate from a senior officer as to our mortgage loans as support for the issuer’s CEO certification, and similarly be obligated to indemnify that senior officer against any liabilities that individual may incur in connection with his/her back-up officer’s certification.

The Risk Retention Rule, CEO certification requirement and other rules and regulations that have been adopted or may be adopted in the future may alter the structure of securitizations and could pose additional risks to or reduce or eliminate the economic benefits of our participation in the securitization market. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, b-piece buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of our mortgage loans.

Historically, when we have served as issuer in connection with a securitization, the offering has been a private offering. In the future, we may elect to serve as issuer of a securitization involving a public offering, which we would conduct pursuant to a registration statement filed with the SEC by our subsidiary Ladder Capital Commercial Mortgage Securities LLC. Maintaining a registration statement and acting as an issuer in connection with securitizations will expose us to potential liability under various securities laws and will impose ongoing reporting and other obligations, many of which are more extensive than the potential liabilities and obligations we incur when we act as issuer in a private offering or when we sell loans into another issuer’s publicly offered securitization. In addition to the CEO certification requirement referenced above, certain individuals associated with the issuer entity would be obligated to sign the registration statement and be exposed to liability under various securities laws. We would likely be obligated to indemnify such individuals.

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

In CLOs, investors purchase specific tranches, or slices, of debt or equity instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The equity interests in a CLO are the most subordinate interests and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses. Defaults on the pool of loans therefore immediately affect the equity tranche. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Despite the protection provided by the subordinate and equity tranches, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO Securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of the equity tranche and each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans. Moreover, because of the requirements of the Risk Retention Rule, if we purchase a horizontal subordinate strip of a CLO to satisfy the Risk Retention Rule, we would not be able to dispose of that portion of the equity interests during the required risk retention period, which may increase our risk of loss.

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

Item 2. Unregistered Sale of Securities

None.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended June 30, 2017, there were no repurchases of Class A common stock by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Third Amended and Restated Employment Agreement with Brian Harris (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2017)
10.2	Separation Agreement with Michael Mazzei (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2017)
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LADDER CAPITAL CORP
(Registrant)

Date: August 2, 2017	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: August 2, 2017	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer