Form 10-Q
period 2017-09-30
Ladder Capital Corp
filed 2017-11-03
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Class A Common Stock, $0.001 par value	88,925,736
Class B Common Stock, $0.001 par value	21,822,238

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2017

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$48,894	$44,615
Restricted cash	48,483	44,813
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	2,846,940	2,000,095
Mortgage loans transferred but not considered sold	598,525	—
Provision for loan losses	(4,000)	(4,000)
Mortgage loan receivables held for sale	522,961	357,882
Real estate securities, available-for-sale	1,098,471	2,100,947
Real estate and related lease intangibles, net	1,041,901	822,338
Investments in unconsolidated joint ventures	35,007	34,025
FHLB stock	77,915	77,915
Derivative instruments	568	5,018
Due from brokers	12,526	10
Accrued interest receivable	26,426	24,439
Other assets	57,423	70,240
Total assets	$6,412,040	$5,578,337
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$4,196,547	$3,942,138
Liability for transfers not considered sales	631,480	—
Due to brokers	432	394
Derivative instruments	2,711	3,446
Amount payable pursuant to tax receivable agreement	2,438	2,520
Dividends payable	1,988	24,682
Accrued expenses	52,679	66,597
Other liabilities	58,246	29,006
Total liabilities	4,946,521	4,068,783
Commitments and contingencies (Note 17)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 88,091,272 and 72,681,218 shares issued and 86,050,681 and 71,586,170 shares outstanding	87	72
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 24,697,293 and 38,002,344 shares issued and outstanding	25	38
Additional paid-in capital	1,201,402	992,307
Treasury stock, 2,040,591 and 1,095,048 shares, at cost	(24,501)	(11,244)
Retained Earnings/(Dividends in Excess of Earnings)	(57,052)	(11,148)
Accumulated other comprehensive income (loss)	4,398	1,365
Total shareholders’ equity	1,124,359	971,390
Noncontrolling interest in operating partnership	329,372	533,246
Noncontrolling interest in consolidated joint ventures	11,788	4,918
Total equity	1,465,519	1,509,554

Total liabilities and equity	$6,412,040	$5,578,337

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net interest income
Interest income	$72,763	$60,284	$196,410	$175,650
Interest expense	42,607	30,685	109,625	88,622
Net interest income	30,156	29,599	86,785	87,028
Provision for loan losses	—	—	—	300
Net interest income after provision for loan losses	30,156	29,599	86,785	86,728

Other income
Operating lease income	22,924	19,466	64,741	57,845
Tenant recoveries	2,382	1,185	5,121	3,844
Sale of loans, net	(775)	19,640	(1,774)	30,265
Realized gain (loss) on securities	6,688	7,126	19,182	9,524
Unrealized gain (loss) on Agency interest-only securities	577	(47)	1,034	29
Realized gain on sale of real estate, net	3,228	4,649	7,790	15,616
Fee and other income	4,338	8,101	13,378	17,258
Net result from derivative transactions	(348)	9,356	(18,352)	(66,148)
Earnings (loss) from investment in unconsolidated joint ventures	127	(141)	64	485
Gain (loss) on extinguishment of debt	—	—	(54)	5,382
Total other income	39,141	69,335	91,130	74,100
Costs and expenses
Salaries and employee benefits	13,255	17,296	43,786	43,343
Operating expenses	4,790	4,391	16,098	15,399
Real estate operating expenses	9,351	8,392	24,861	23,244
Fee expense	1,242	803	3,556	2,407
Depreciation and amortization	10,606	9,733	29,323	28,789
Total costs and expenses	39,244	40,615	117,624	113,182
Income (loss) before taxes	30,053	58,319	60,291	47,646
Income tax expense (benefit)	(400)	8,721	(3,224)	5,547
Net income (loss)	30,453	49,598	63,515	42,099
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	265	439	(133)	436
Net (income) loss attributable to noncontrolling interest in operating partnership	(6,679)	(22,429)	(15,210)	(17,664)
Net income (loss) attributable to Class A common shareholders	$24,039	$27,608	$48,172	$24,871

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Earnings per share:
Basic	$0.28	$0.44	$0.61	$0.41
Diluted	$0.28	$0.44	$0.59	$0.40

Weighted average shares outstanding:
Basic	85,135,685	62,148,362	79,416,957	60,976,046
Diluted	85,476,266	63,347,690	109,857,679	61,875,010

Dividends per share of Class A common stock (Note 11)	$0.300	$0.275	$0.900	$0.825

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$30,453	$49,598	$63,515	$42,099

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	4,650	(1,450)	24,046	63,383
Reclassification adjustment for (gains) included in net income	(6,875)	(7,126)	(20,345)	(10,108)

Total other comprehensive income (loss)	(2,225)	(8,576)	3,701	53,275

Comprehensive income	28,228	41,022	67,216	95,374
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	265	439	(133)	436
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$28,493	$41,461	$67,083	$95,810
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(6,183)	(18,978)	(17,057)	(40,768)
Comprehensive income attributable to Class A common shareholders	$22,310	$22,483	$50,026	$55,042

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Contributions	—	—	—	—	—	—	—	—	—	6,935	6,935
Distributions	—	—	—	—	—	—	—	—	(36,372)	(198)	(36,570)
Equity based compensation	—	—	—	—	10,482	—	—	—	—	—	10,482
Grants of restricted stock	859	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(936)	(1)	—	—	—	(13,257)	—	—	—	—	(13,258)
Forfeitures	(10)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(76,757)	—	—	—	(76,757)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	13,738	14	(13,738)	(14)	185,002	—	—	1,422	(188,507)	—	(2,083)
Net income (loss)	—	—	—	—	—	—	48,172	—	15,210	133	63,515
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,854	1,847	—	3,701
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(3,705)	—	—	(243)	3,948	—	—
Balance, September 30, 2017	86,051	$87	24,697	$25	$1,201,402	$(24,501)	$(57,052)	$4,398	$329,372	$11,788	$1,465,519

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$63,515	$42,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	54	(5,382)
Depreciation and amortization	29,323	28,789
Unrealized (gain) loss on derivative instruments	3,509	6,273
Unrealized (gain) loss on Agency interest-only securities	(1,034)	(29)
Unrealized (gain) loss on investment in mutual fund	(57)	—
Provision for loan losses	—	300
Amortization of equity based compensation	10,481	12,694
Amortization of deferred financing costs included in interest expense	5,673	5,935
Amortization of premium on mortgage loan financing	(681)	(660)
Amortization of above- and below-market lease intangibles	(451)	(115)
Accretion of premium on liability for transfers not considered sales	188	—
Amortization of premium/(accretion) of discount and other fees on loans	(7,905)	(6,515)
Amortization of premium/(accretion) of discount and other fees on securities	48,315	56,151
Realized (gain) loss on sale of mortgage loan receivables held for sale	1,774	(30,265)
Realized (gain) loss on real estate securities	(19,182)	(9,524)
Realized gain on sale of real estate, net	(7,790)	(15,616)
Realized gain on sale of derivative instruments	(1,623)	(24)
Origination of mortgage loan receivables held for sale	(887,978)	(865,497)
Purchases of mortgage loan receivables held for sale	—	(21,667)
Repayment of mortgage loan receivables held for sale	1,655	1,161
Proceeds from sales of mortgage loan receivables held for sale	5	703,846
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(64)	(485)
Distributions from operations of investment in unconsolidated joint ventures	—	1,017
Deferred tax asset	(6,556)	(6,263)
Payments pursuant to tax receivable agreement	(230)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,987)	(1,018)
Other assets	(3,320)	(13,472)
Accrued expenses and other liabilities	(10,947)	(21,718)
Net cash provided by (used in) operating activities	(785,313)	(139,985)
Cash flows from investing activities:
Purchase of derivative instruments	(199)	(73)
Sale of derivative instruments	—	49
Purchases of real estate securities	(109,198)	(837,190)
Repayment of real estate securities	93,233	307,847
Proceeds from sales of real estate securities	983,386	308,429

	Nine Months Ended September 30,
	2017	2016

Origination of mortgage loan receivables held for investment	(869,981)	(480,622)
Purchases of mortgage loan receivables held for investment	(94,079)	—
Repayment of mortgage loan receivables held for investment	266,359	582,447
Distributions received from investments in unconsolidated joint ventures in excess of income	—	49
Capitalization of interest on investment in unconsolidated joint ventures	(918)	(644)
Purchases of real estate	(230,677)	(50,252)
Capital improvements of real estate	(3,943)	(6,813)
Proceeds from sale of real estate	20,522	60,516
Net cash provided by (used in) investing activities	54,505	(116,257)
Cash flows from financing activities:
Deferred financing costs paid	(14,752)	(2,136)
Proceeds from borrowings under debt obligations	8,248,079	9,290,374
Repayment of borrowings under debt obligations	(7,352,225)	(8,960,397)
Cash dividends paid to Class A common shareholders	(99,452)	(67,166)
Capital contributed by noncontrolling interests in operating partnership	—	250
Capital distributed to noncontrolling interests in operating partnership	(36,372)	(39,040)
Capital contributed by noncontrolling interests in consolidated joint ventures	6,935	—
Capital distributed to noncontrolling interests in consolidated joint ventures	(198)	(309)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(13,258)	(786)
Purchase of treasury stock	—	(4,652)
Net cash provided by (used in) financing activities	738,757	216,138
Net increase (decrease) in cash, cash equivalents and restricted cash	7,949	(40,104)
Cash, cash equivalents and restricted cash at beginning of period	89,428	162,794
Cash, cash equivalents and restricted cash at end of period	$97,377	$122,690

Supplemental information:
Cash paid for interest, net of amounts capitalized	$112,838	$93,732
Cash paid (received) for income taxes	1,670	14,127

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	(37)	(16,151)
Securities and derivatives sold, not settled	12,517	—
Origination of mortgage loans receivable held for investment	—	50,378
Repayment of mortgage loans receivable held for investment	—	(50,378)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	719,465	—
Exchange of noncontrolling interest for common stock	188,520	56,461
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	1,935	(1,413)
Dividends declared, not paid	1,988	1,801
Stock dividends	17,319	64,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2017	September 30, 2016	December 31, 2016

Cash and cash equivalents	$48,894	$59,693	$44,615
Restricted cash	48,483	62,997	44,813
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$97,377	$122,690	$89,428

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2017, Ladder Capital Corp has a 77.7% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Pursuant to LCFH’s amended and restated Limited Liability Limited Partnership Agreement (the “Amended and Restated LLLP Agreement”), and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof) have the right to exchange their LP Units for shares of Ladder Capital Corp’s Class A common stock on a one-for-one basis. In connection with an exchange, a corresponding number of shares of Ladder Capital Corp Class B common stock are required to be provided and canceled. However, the exchange of LP Units for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such LP Units will be exchanged.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, and at various times during the years, the balances exceeded the insured limits.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date (“ASU 2015-14”), which amends ASU 2014-09. As a result, the effective date for the amendments contained in ASU 2014-09 will be the first quarter of fiscal year 2018, with early adoption permitted in the first quarter of fiscal year 2017. The FASB allows two adoption methods under ASU 2014-09. Under the full retrospective method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the modified retrospective method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. The Company expects to adopt the standard using the modified retrospective method. The Company believes the effects on its existing accounting policies will be associated with its non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. The Company continues to evaluate other areas of the standard and is currently assessing the impact on its consolidated financial statements. The Company expects to adopt this update beginning January 1, 2018.

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). Subtopic 610-20 was issued as part of the new revenue standard. It provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance defines “in substance nonfinancial assets,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments are effective for annual periods beginning after December 15, 2017 with early adoption permitted. Transition can use either the full retrospective approach or the modified retrospective approach. The Company expects to adopt the standard using the modified retrospective method. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

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

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

September 30, 2017 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries	$2,862,739	$2,846,940	7.06%	1.71
Mortgage loans transferred but not considered sold(2)	600,222	598,525	4.92%	8.38
Provision for loan losses	N/A	(4,000)
Mortgage loan receivables held for investment, net, at amortized cost	3,462,961	3,441,465
Mortgage loan receivables held for sale	526,085	522,961	4.79%	8.63
Total	$3,989,046	$3,964,426	5.70%	3.63

(1)    September 30, 2017 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.
(2)     As more fully described below, as of September 30, 2017, included in mortgage loans transferred but not considered sold are 34 loans with a combined outstanding face amount of $548.0 million and a combined carrying value of $546.7 million which were sold to the LCCM 2017-LC26 securitization trust on June 29, 2017. This line also includes one non-controlling loan interest with an outstanding face amount of $52.3 million and a carrying value of $51.8 million that was previously sold to a third party for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017. All of these transactions are considered financings for accounting purposes.

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

Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. Included in interest income on the Company’s consolidated statements of income is $7.2 million and $7.3 million of interest income related to mortgage loans transferred but not considered sales for the three and nine months ended September 30, 2017, respectively. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. Included in interest expense on the Company’s consolidated statements of income is $6.2 million and $6.3 million of interest expense related to liabilities for transfers not considered sales for the three and nine months ended September 30, 2017, respectively. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes.

As of September 30, 2017, $1.2 billion, or 34.7%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.2 billion, or 65.3%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. Included in the $1.2 billion of the carrying value of our mortgage loan receivables held for investment, at amortized cost, at fixed interest rates are $598.5 million of mortgage loans transferred but not considered sold. As of September 30, 2017, $523.0 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	September 30, 2017		December 31, 2016
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,703,936	$2,688,845	$1,843,006	$1,832,626
Mezzanine loans	158,803	158,095	168,303	167,469
Mortgage loans transferred but not considered sold(1)(2)	600,222	598,525	—	—
Mortgage loan receivables held for investment, net, at amortized cost	3,462,961	3,445,465	2,011,309	2,000,095
Mortgage loan receivables held for sale
First mortgage loans	526,085	522,961	360,518	357,882
Total mortgage loan receivables held for sale	526,085	522,961	360,518	357,882

Provision for loan losses	N/A	(4,000)	N/A	(4,000)
Total	$3,989,046	$3,964,426	$2,371,827	$2,353,977

(1)
As more fully described earlier in this Note, as of September 30, 2017, included in mortgage loans transferred but not considered sold are 34 loans with a combined outstanding face amount of $548.0 million and a combined carrying value of $546.7 million which were sold to the LCCM 2017-LC26 securitization trust on June 29, 2017. As of September 30, 2017, also included is one non-controlling loan interest with an outstanding face amount of $52.3 million and a carrying value of $51.8 million for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017. All of these transactions are considered financings for accounting purposes.

(2)	First mortgage loans.

 For the nine months ended September 30, 2017 and 2016, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2016	$1,996,095	$357,882
Origination of mortgage loan receivables	869,981	887,978
Purchases of mortgage loan receivables	94,079	—
Repayment of mortgage loan receivables	(246,060)	(1,655)
Proceeds from sales of mortgage loan receivables	—	(5)
Realized gain on sale of mortgage loan receivables(2)	—	(1,774)
Transfer between held for investment and held for sale(3)(4)	719,465	(719,465)
Accretion/amortization of discount, premium and other fees	7,905	—
Balance, September 30, 2017	$3,441,465	$522,961

	Mortgage loan receivables held for investment, net, at amortized cost (1)	Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,738,645	$571,764
Origination of mortgage loan receivables	531,000	887,164
Repayment of mortgage loan receivables	(632,825)	(1,161)
Proceeds from sales of mortgage loan receivables	—	(703,846)
Realized gain on sale of mortgage loan receivables	—	30,265
Accretion/amortization of discount, premium and other fees	6,515	—
Loan loss provision	(300)	—
Balance, September 30, 2016	$1,643,035	$784,186

(1)	Includes provision for loan losses of $4.0 million as of each of September 30, 2017 and 2016.

(2)	Includes $1.8 million of realized losses on loans related to lower of cost or market adjustments for the nine months ended September 30, 2017.

(3)
During the nine months ended September 30, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount of $120.0 million, a book value of $119.9 million (fair value at date of reclassification) and a remaining maturity of three years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. The transfer has been reflected as a non-cash item on the consolidated statement of cash flows for the nine months ended September 30, 2017.

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

At September 30, 2017 and December 31, 2016, there was $2.3 million and $0.6 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. The borrower is currently in bankruptcy court; however, the Company determined that no impairment was necessary because of the loans’ liquidation value, however, the Company has placed the loans on non-accrual status as of July 1, 2017. The Company continues to pursue its legal remedies on these loans. As of September 30, 2017, accrued but unpaid interest totaled $4.8 million, which included $3.5 million of default interest. As of December 31, 2016, the same two loans mentioned above were in default. As of December 31, 2016, accrued but unpaid interest totaled $3.5 million, which included $2.2 million of default interest. These loans were placed on non-accrual status as of July 1, 2017. As of September 30, 2017 there were no other loans on non-accrual status. As of December 31, 2016 there were no loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Provision for loan losses at beginning of period	$4,000	$4,000	$4,000	$3,700
Provision for loan losses	—	—	—	300
Provision for loan losses at end of period	$4,000	$4,000	$4,000	$4,000

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2017 and December 31, 2016 ($ in thousands):

September 30, 2017

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$934,559		$946,231	$6,195	$(2,397)	$950,029	89	AAA	3.24%	2.73%	2.85
CMBS interest-only(2)	3,308,063	(3)	102,986	1,542	(45)	104,483	27	AAA	0.75%	3.14%	2.88
GNMA interest-only(4)	279,567	(3)	9,138	188	(1,327)	7,999	16	AA+	0.60%	5.99%	4.36
Agency securities(2)	731		754	—	(12)	742	2	AA+	2.84%	1.82%	3.08
GNMA permanent securities(2)	34,014		34,675	790	(247)	35,218	6	AA+	3.98%	3.63%	5.82
Total	$4,556,934		$1,093,784	$8,715	$(4,028)	$1,098,471	140		1.28%	2.82%	2.96

December 31, 2016

				Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,676,680		$1,698,616	$10,880	$(8,101)	$1,701,395	131	AAA	3.26%	2.81%	3.55
CMBS interest-only(2)	8,160,458	(3)	343,438	1,273	(2,540)	342,171	60	AAA	0.87%	3.45%	2.99
GNMA interest-only(4)	478,577	(3)	18,994	159	(2,332)	16,821	17	AA+	0.73%	4.19%	4.44
Agency securities(2)	774		802	—	(22)	780	2	AA+	2.90%	1.29%	3.27
GNMA permanent securities(2)	38,327		39,144	882	(246)	39,780	9	AA+	4.09%	3.80%	10.30
Total	$10,354,816		$2,100,994	$13,194	$(13,241)	$2,100,947	219		1.27%	2.94%	3.60

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at September 30, 2017 and 2016 ($ in thousands):

September 30, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$72,958	$770,559	$106,512	$—	$950,029
CMBS interest-only(1)	737	103,746	—	—	104,483
GNMA interest-only(2)	101	7,368	516	14	7,999
Agency securities(1)	—	742	—	—	742
GNMA permanent securities(1)	—	1,881	33,337	—	35,218
Total	$73,796	$884,296	$140,365	$14	$1,098,471

December 31, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$132,730	$1,156,026	$412,639	$—	$1,701,395
CMBS interest-only(1)	11,188	330,983	—	—	342,171
GNMA interest-only(2)	—	15,914	724	183	16,821
Agency securities(1)	—	780	—	—	780
GNMA permanent securities(1)	—	4,488	27,675	7,617	39,780
Total	$143,918	$1,508,191	$441,038	$7,800	$2,100,947

(1)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $0.2 million unrealized losses on securities recorded as other than temporary impairments for the three months ended September 30, 2017 and no unrealized losses on securities recorded as other than temporary impairments for the three months ended September 30, 2016. There were $1.2 million and $0.6 million realized losses on securities recorded as other than temporary impairments for the nine months ended September 30, 2017 and 2016, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	September 30, 2017	December 31, 2016

Land	$213,402	$143,286
Building	790,454	646,372
In-place leases and other intangibles	188,666	154,687
Less: Accumulated depreciation and amortization	(150,621)	(122,007)
Real estate and related lease intangibles, net	$1,041,901	$822,338

Below market lease intangibles, net (other liabilities)	$(42,984)	$(16,506)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Depreciation expense (1)	$7,624	$6,272	$20,470	$18,540
Amortization expense	2,959	3,433	8,783	10,164
Total real estate depreciation and amortization expense	$10,583	$9,705	$29,253	$28,704

(1)
Depreciation expense on the consolidated statements of income also includes $23 thousand and $28 thousand of depreciation on corporate fixed assets for the three months ended September 30, 2017 and 2016, respectively, and $70 thousand and $85 thousand of depreciation on corporate fixed assets for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At September 30, 2017, gross intangible assets totaled $188.7 million with total accumulated amortization of $57.5 million, resulting in net intangible assets of $131.1 million, including $9.2 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2016, gross intangible assets totaled $154.7 million with total accumulated amortization of $48.1 million, resulting in net intangible assets of $106.6 million, including $7.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company recorded a net reduction in operating lease income of $0.3 million and $0.8 million, respectively, for amortization of above market lease intangibles acquired, compared to $0.7 million and $1.0 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, the Company recorded a net increase in operating lease income of $0.6 million and $1.3 million respectively, for amortization of below market lease intangibles acquired, compared to $0.4 million and $1.2 million, for the three and nine months ended September 30, 2016, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of September 30, 2017 ($ in thousands):

Period Ending December 31,	Amount

2017 (last 3 months)	$4,272
2018	16,649
2019	16,323
2020	16,323
2021	16,120
Thereafter	89,619
Total	$159,306

There were $0.5 million and $0.7 million of unbilled rent receivables included in other assets on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

There was unencumbered real estate of $179.3 million and $70.3 million as of September 30, 2017 and December 31, 2016, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at September 30, 2017 ($ in thousands):

Period Ending December 31,	Amount

2017 (last 3 months)	$24,751
2018	88,129
2019	81,456
2020	79,628
2021	74,920
Thereafter	1,321,150
Total	$1,670,034

Acquisitions

During the nine months ended September 30, 2017, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

February 2017	Net Lease	Carmi, IL	$1,411	100.0%
February 2017	Net Lease	Peoria, IL	1,183	100.0%
March 2017	Net Lease	Ridgedale, MO	1,298	100.0%
April 2017	Net Lease	Hanna City, IL	1,141	100.0%
April 2017	Other(2)	El Monte, CA	54,110	70.0%
May 2017	Net Lease	Jessup, IA	1,163	100.0%
May 2017	Net Lease	Shelbyville, IL	1,132	100.0%
May 2017	Other	Jacksonville, FL	115,641	100.0%
May 2017	Net Lease	Wabasha, MN	1,280	100.0%
May 2017	Net Lease	Port O'Connor, TX	1,255	100.0%
May 2017	Net Lease	Denver, IA	1,183	100.0%
June 2017	Net Lease	Jefferson City, MO	1,241	100.0%
August 2017	Other(3)	Miami, FL	38,145	80.0%
September 2017	Net Lease	Milford, IA	1,298	100.0%
September 2017	Other	Crum Lynne, PA	9,196	100.0%

Total			$230,677

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $5.3 million to partnership.

(3)	Joint venture partner contributed $1.6 million to the partnership.

On October 1, 2016, the Company early adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the nine months ended September 30, 2017, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the net assets acquired, which also include asset acquisitions occurring after October 1, 2016, during the nine months ended September 30, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$76,342
Building	151,396
Intangibles	30,686
Below Market Lease Intangibles	(27,747)
Total purchase price	$230,677

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2017 was 18.6 years. The Company recorded $0.3 million and $5.6 million in revenues from its 2017 acquisitions for the three and nine months ended September 30, 2017, respectively, which are included in our consolidated statements of income. The Company recorded $0.1 million and $3.7 million in earnings (losses) from its 2017 acquisitions for the three and nine months ended September 30, 2017, respectively, which are included in our consolidated statements of income.

During the nine months ended September 30, 2016, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

April 2016	Land	St. Paul, MN	$200	100.0%
April 2016	Net Lease	Dimmitt, TX	1,319	100.0%
April 2016	Net Lease	Philo, IL	1,156	100.0%
April 2016	Net Lease	St. Charles, MN	1,198	100.0%
May 2016	Net Lease	San Antonio, TX	1,096	100.0%
May 2016	Net Lease	Borger, TX	978	100.0%
June 2016	Net Lease	Champaign, IL	1,324	100.0%
June 2016	Net Lease	Decatur-Sunnyside, IL	1,181	100.0%
June 2016	Net Lease	Flora Vista, NM	1,305	100.0%
June 2016	Net Lease	Mountain Grove, MO	1,279	100.0%
June 2016	Net Lease	Rantoul, IL	1,204	100.0%
June 2016	Net Lease	Decatur-Pershing, IL	1,365	100.0%
June 2016	Net Lease	Cape Girardeau, MO	1,281	100.0%
June 2016	Net Lease	Linn, MO	1,122	100.0%
July 2016	Net Lease	Union, MO	1,227	100.0%
July 2016	Net Lease	Pawnee, IL	1,201	100.0%
July 2016	Net Lease	Lamar, MO	1,176	100.0%
August 2016	Other	Ewing, NJ	30,640	100.0%

Total			$50,252

(1) Properties were consolidated as of acquisition date.

The purchase prices were allocated to the net assets acquired during the nine months ended September 30, 2016, as follows ($ in thousands):

Purchase Price Allocation

Land	$6,407
Building	34,396
Intangibles	11,364
Below Market Lease Intangibles	(1,915)
Total purchase price	$50,252

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2016 was 20.3 years. The Company recorded $0.6 million and $1.0 million in revenues for the three and nine months ended September 30, 2016, respectively, which are included in our consolidated statements of income. The Company recorded $(0.3) million and $(0.2) million in earnings (losses) from its 2016 acquisitions for the three and nine months ended September 30, 2016, respectively, which are included in our consolidated statements of income.

Sales

The Company sold the following properties during the nine months ended September 30, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)(1)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$14,568	$7,943	$6,625	—	37	22
Various	Condominium	Miami, FL	6,104	4,789	1,315	—	21	67
Totals			$20,672	$12,732	$7,940

(1)
Realized gain on the sale of real estate, net on the consolidated statements of income also includes $150 thousand of realized loss on the disposal of fixed assets for the nine months ended September 30, 2017.

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

Real Estate Sold or Classified as Held for Sale

On January 1, 2014, the Company early adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, and as the properties sold or classified as real estate held for sale in 2017 and 2016 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2017, the Company had an aggregate investment of $35.0 million in its equity method joint ventures with unaffiliated third parties.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2017 is one unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture is primarily established to develop real estate property for long-term investment and was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s aggregate investment in this VIE is $30.4 million. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2017 and December 31, 2016 ($ in thousands):

Entity	September 30, 2017	December 31, 2016

Grace Lake JV, LLC	$4,614	$3,719
24 Second Avenue Holdings LLC	30,393	30,306
Investment in unconsolidated joint ventures	$35,007	$34,025

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2017	2016	2017	2016

Ladder Capital Realty Income Partnership I LP	$—	$—	$—	$892
Grace Lake JV, LLC	387	230	895	690
24 Second Avenue Holdings LLC	(260)	(371)	(831)	(1,097)
Earnings (loss) from investment in unconsolidated joint ventures	$127	$(141)	$64	$485

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounted for its interest in LCRIP I using the equity method of accounting, as it exerted significant influence but the unrelated limited partners had substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and was entitled to a fee based upon the average net equity invested in LCRIP I, which was subject to a fee reduction in the event average net equity invested in LCRIP I exceeded $100.0 million. As discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during the first quarter of 2016, the Company recorded an additional return on equity of $0.9 million in this investment in unconsolidated joint venture predominately relating to prior years. During the three and nine months ended September 30, 2017, the Company recorded no management fees. During the three and nine months ended September 30, 2016, the Company recorded $0 and $6,905 in management fees, respectively, which is reflected in fee and other income in the consolidated statements of income.

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

During the three and nine months ended September 30, 2017, the Company recorded $0.3 million and $0.8 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and nine months ended September 30, 2016 the Company recorded $0.4 million and $1.1 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three and nine months ended September 30, 2017, the Company capitalized $0.4 million and $0.9 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. During the three and nine months ended September 30, 2016, the Company capitalized $0.2 million and $0.6 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of September 30, 2017 and December 31, 2016, 24 Second Avenue had $32.3 million and $21.6 million, respectively, of loans payable. As of September 30, 2017, the existing building has been demolished and we are anticipating completion in 2018. Our operating partner entered into a construction loan in the amount of $50.5 million to fund the project. As of September 30, 2017, draws of $32.3 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016

Total assets	$149,793	$138,298
Total liabilities	103,716	94,964
Partners’/members’ capital	$46,077	$43,334

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total revenues	$5,199	$4,463	$13,942	$12,678
Total expenses	3,709	4,030	11,193	11,943
Net income (loss)	$1,490	$433	$2,749	$735

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2017 and December 31, 2016 are as follows ($ in thousands):

September 30, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at September 30, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$283,389		$316,611	2.98% - 3.73%	10/1/2020	(2)	(3)	$400,242	$407,091
Committed Loan Repurchase Facility	450,000	179,645		270,355	3.41% - 4.41%	5/24/2018	(4)	(3)	320,363	322,386
Committed Loan Repurchase Facility	300,000	132,441		167,559	3.49% - 4.49%	4/10/2018	(5)	(6)	254,663	254,663
Committed Loan Repurchase Facility	200,000	69,549		130,451	3.50% - 4.25%	2/29/2020	(7)	(8)	109,096	109,096
Committed Loan Repurchase Facility	100,000	31,370		68,630	3.73%	6/28/2019	N/A	(3)	43,334	43,334
Total Committed Loan Repurchase Facilities	1,650,000	696,394		953,606					1,127,698	1,136,570
Committed Securities Repurchase Facility	400,000	116,626		283,374	1.23% - 2.34%	9/30/2019	N/A	(9)	137,503	137,503
Uncommitted Securities Repurchase Facility	N/A (10)	100,117		N/A (10)	1.40% - 3.09%	10/2017 - 12/2017	N/A	(9)	115,145	115,145	(11)
Total Repurchase Facilities	2,050,000	913,137		1,236,980					1,380,346	1,389,218
Revolving Credit Facility	215,508	76,000		139,508	4.73% - 6.50%	2/11/2018	(4)	N/A (12)	N/A (12)	N/A (12)
Mortgage Loan Financing	587,490	587,490		—	4.25% - 6.75%	2018 - 2026	N/A	(13)	736,056	879,598	(14)
Participation Financing - Mortgage Loan Receivable	3,368	3,368		—	17.00%	12/6/2017	N/A	(3)	3,368	3,368
Borrowings from the FHLB	2,000,000	1,464,000		536,000	0.87% - 2.74%	2017 - 2024	N/A	(15)	1,995,211	2,005,617
Senior Unsecured Notes	1,166,201	1,152,552	(16)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (17)	N/A (17)	N/A (17)
Total Secured and Unsecured Debt Obligations	6,022,567	4,196,547		1,912,488					4,114,981	4,277,801
Liability for transfers not considered sales	631,480	631,480		—	4.10% - 5.88%	2017 -2027	N/A	(3) (13)	705,076	717,352
Total Debt Obligations	$6,654,047	$4,828,027		$1,912,488					$4,820,057	$4,995,153

(1)	September 30, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and parri passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)
As more fully described in Note 3, securities which were purchased from the LCCM LC-26 securitization trust are not reflected in these consolidated financial statements. Includes $30.1 million of such securities.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(16)	Presented net of unamortized debt issuance costs of $13.6 million at September 30, 2017.

(17)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2016

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2016(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,604		$416,396	2.45% - 3.27%	10/30/2018	(2)	(3)	$292,628	$293,618
Committed Loan Repurchase Facility	450,000	184,158		265,842	2.95% - 3.70%	5/24/2017	(4)	(3)	286,848	288,267
Committed Loan Repurchase Facility	400,000	100,979		299,021	2.95% - 3.99%	4/9/2017	(5)	(6)	235,878	236,696
Committed Loan Repurchase Facility	100,000	27,132		72,868	2.90% - 3.13%	6/28/2019	—	(3)	36,166	36,410
Committed Loan Repurchase Facility	100,000	71,290		28,710	2.93% - 3.68%	8/2/2019	(7)	(3)	110,271	110,897
Total Committed Loan Repurchase Facilities	1,650,000	567,163		1,082,837					961,791	965,888
Committed Securities Repurchase Facility	400,000	228,317		171,683	1.00% - 2.59%	7/1/2018	N/A	(8)	272,402	272,402
Uncommitted Securities Repurchase Facility	N/A (9)	311,705		N/A (9)	1.00% - 2.41%	1/2017 - 3/2017	N/A	(8)	368,638	368,638
Total Repurchase Facilities	2,050,000	1,107,185		1,254,520					1,602,831	1,606,928
Revolving Credit Facility	143,000	25,000		118,000	3.16%	2/11/2017	(10)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	590,106	590,106		—	4.25% - 6.75%	2018 - 2026	N/A	(12)	757,468	875,160	(13)
Borrowings from the FHLB	1,998,931	1,660,000		338,931	0.43% - 2.74%	2017 - 2024	N/A	(14)	2,162,779	2,167,017
Senior Unsecured Notes	563,872	559,847	(15)	—	5.875% - 7.375%	2017 - 2021	N/A	N/A (16)	N/A (16)	N/A (16)
Total Secured and Unsecured Debt Obligations	5,345,909	3,942,138		1,711,451					4,523,078	4,649,105
Total Debt Obligations	$5,345,909	$3,942,138		$1,711,451					$4,523,078	$4,649,105

(1)	December 31, 2016 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Three additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date, or if the lender consents, October 30, 2019, the initial extended maturity date.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(9)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(10)	Two additional 12-month extension periods at Company’s option.

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Real estate.

(13)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(14)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(15)	Presented net of unamortized debt issuance costs of $4.0 million at December 31, 2016.

(16)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the September 30, 2017 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of September 30, 2017 and December 31, 2016.

The Company has the option to extend some of the current facilities subject to a number of conditions, including satisfaction of certain notice requirements, no event of default exists, and no margin deficit exists, all as defined in the repurchase facility agreements. The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, to be exercised on a good faith basis, and have the right in certain cases to require additional collateral, a full and/or partial repayment of the facilities (margin call), or a reduction in unused availability under the facilities, sufficient to rebalance the facilities if the estimated market value of the included collateral declines.

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

On November 9, 2016, the Company entered into an amendment to its committed repurchase facility with a major banking institution to, among other things, extend the initial term to October 30, 2018 and add three additional one year extension options to the term thereof, provided that the Company will not be permitted to obtain advances under such facility after October 30, 2018, or if the lender thereunder consents, October 30, 2019.

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

On September 29, 2017, the Company executed an amendment to its committed securities repurchase facility with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to September 30, 2019.

Effective September 30, 2017, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to October 1, 2022, inclusive of two 12-month extension options, and to extend of the final date to obtain new advances under the facility to October 1, 2020.

As of September 30, 2017, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $0.9 billion. As of September 30, 2017, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $73.3 million, or 5% of our total equity. As of September 30, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 34.3%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017, March 23, 2017 and September 29, 2017, to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $215.5 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2018, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of September 30, 2017 and December 31, 2016, the amount of unamortized costs relating to such facilities are $5.1 million and $4.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 70% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the nine months ended September 30, 2017, the Company executed no term debt agreements to finance properties in its real estate portfolio. During the nine months ended September 30, 2016, the Company executed 10 term debt agreements to finance properties in its real estate portfolio. These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2026 as of September 30, 2017. These loans have carrying amounts of $587.5 million and $590.1 million, net of unamortized premiums of $4.9 million and $5.6 million at September 30, 2017 and December 31, 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.7 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2017, respectively. The Company recorded $0.2 million and $0.7 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $736.1 million and $757.5 million as of September 30, 2017 and December 31, 2016, respectively.

Participation Financing - Mortgage Loan Receivable

During the nine months ended September 30, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets. The Company recorded $0.2 million and $0.4 million of interest expense for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2017, Tuebor had $1.5 billion of borrowings outstanding (with an additional $536.0 million of committed term financing available from the FHLB), with terms of overnight to seven years (with a weighted average of 2.5 years), interest rates of 0.87% to 2.74% (with a weighted average of 1.50%), and advance rates of 57.8% to 95.2% of the collateral. As of September 30, 2017, collateral for the borrowings was comprised of $866.6 million of CMBS and U.S. Agency Securities and $1.1 billion of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $336.2 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2017.

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

FHLB advances amounted to 30.3% of the Company’s outstanding debt obligations as of September 30, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2017, the Company has a 77.7% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements.

Unamortized debt issuance costs of $13.6 million and $4.0 million are included in senior unsecured notes as of September 30, 2017 and December 31, 2016, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole, at any time, or from time to time, prior to their stated maturity. The 2025 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes plus the Applicable Premium (as defined in the indenture governing the 2025 Notes) as of, and accrued and unpaid interest, if any, to the redemption date.

Liability for Transfers Not Considered Sales (Non-Recourse)

As more fully described in Note 3, on June 29, 2017, the Company sold its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets sold to the trust were comprised of 34 loans to third parties with a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 intercompany loans secured by certain of the Company’s real estate assets with a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part 2, Item 1A “Risk Factors,” in this Quarterly Report, (i) the Company retained a $12.9 million restricted “vertical interest” of approximately 2% in each class of securities issued by the trust, which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a “Third Party Purchaser” (“TPP”), which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million in securities which are not restricted. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes. Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. Included in interest income on the Company’s consolidated statements of income is $7.2 million and $7.3 million of interest income related to mortgage loans transferred but not considered sales for the three and nine months ended September 30, 2017, respectively. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. This obligation bears effective interest of 4.30% per annum (based on contractual payments to third parties) and requires principal payments upon repayment of the underlying mortgage loans receivable, which have a weighted average term of 8.76 years with the final loan maturing in 2027.

This liability also includes $52.1 million for a non-participating loan interest previously sold to a third party, for which the controlling portion was transferred to the LCCM 2017-LC26 securitization trust on June 29, 2017, which also precluded sale accounting on the original transaction. This liability bears an effective interest rate of 5.29% per annum and matures contemporaneously with the underlying mortgage loan receivable. This transaction was considered a financing for accounting purposes. As of September 30, 2017, the liability for transfers not considered sales was $631.5 million. Included in interest expense on the Company’s consolidated statements of income is $6.2 million and $6.3 million of interest expense related to liabilities for transfers not considered sales for the three and nine months ended September 30, 2017, respectively.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity (1)

2017 (last 3 months)	$290,049
2018	1,083,389
2019	240,390
2020	401,766
2021	451,415
Thereafter	2,374,553
Subtotal	$4,841,562
Debt issuance costs included in senior unsecured notes	(13,649)
Debt issuance costs included in liability for transfers not considered sales	(4,776)
Premiums included in mortgage loan financing	4,890
Total	4,828,027

(1)
Includes principal payments for the liability for transfers not considered sales (see Note 3 and Note 7), i.e., payments required to be made on the underlying loans receivable based on their contractual maturities.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $780.0 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2017.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2017 and December 31, 2016 are as follows ($ in thousands):

September 30, 2017

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$934,559		$946,231	$950,029	Internal model, third-party inputs	2.73%	2.85
CMBS interest-only(1)	3,308,063	(2)	102,986	104,483	Internal model, third-party inputs	3.14%	2.88
GNMA interest-only(3)	279,567	(2)	9,138	7,999	Internal model, third-party inputs	5.99%	4.36
Agency securities(1)	731		754	742	Internal model, third-party inputs	1.82%	3.08
GNMA permanent securities(1)	34,014		34,675	35,218	Internal model, third-party inputs	3.63%	5.82
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,862,739		2,846,940	2,853,389	Discounted Cash Flow(4)	7.06%	1.71
Mortgage loans transferred but not considered sold	600,222		598,525	610,829	Discounted Cash Flow(4)	4.92%	8.38
Provision for loan losses	N/A		(4,000)	(4,000)	(5)	N/A	N/A
Mortgage loan receivables held for sale	526,085		522,961	540,510	Internal model, third-party inputs(6)	4.79%	8.63
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	616,200		N/A	568	Counterparty quotations	N/A	0.28

Liabilities:
Repurchase agreements - short-term	549,899		549,899	549,899	Discounted Cash Flow(9)	2.67%	0.53
Repurchase agreements - long-term	363,238		363,238	363,238	Discounted Cash Flow(10)	2.98%	2.64
Revolving credit facility	76,000		76,000	76,000	Discounted Cash Flow(11)	5.68%	0.75
Mortgage loan financing	589,152		587,490	595,106	Discounted Cash Flow(10)	4.85%	6.40
Participation Financing - Mortgage Loan Receivable	3,368		3,368	3,368	Discounted Cash Flow(12)	17.00%	0.18
Borrowings from the FHLB	1,464,000		1,464,000	1,465,922	Discounted Cash Flow	1.50%	2.52
Senior unsecured notes	1,166,201		1,152,552	787,191	Broker quotations, pricing services	5.39%	5.53
Liability for transfers not considered sales	636,256		631,480	631,480	Discounted Cash Flow(13)	4.37%	8.38
Nonhedge derivatives(1)(8)	88,700		N/A	2,711	Counterparty quotations	N/A	2.76

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2017 and 2016 ($ in thousands):

September 30, 2017

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$934,559		$—	$—	$950,029	$950,029
CMBS interest-only(1)	3,308,063	(2)	—	—	104,483	104,483
GNMA interest-only(3)	279,567	(2)	—	—	7,999	7,999
Agency securities(1)	731		—	—	742	742
GNMA permanent securities(1)	34,014		—	—	35,218	35,218
Nonhedge derivatives(4)	616,200		—	568	—	568
			$—	$568	$1,098,471	$1,099,039
Liabilities:
Nonhedge derivatives(4)	88,700		$—	$2,711	$—	$2,711

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$2,862,739		$—	$—	$2,853,389	$2,853,389
Mortgage loans transferred but not considered sold	600,222		—	—	610,829	610,829
Provision for loan losses	N/A		—	—	(4,000)	(4,000)
Mortgage loan receivable held for sale	526,085		—	—	540,510	540,510
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$4,078,643	$4,078,643
Liabilities:						0
Repurchase agreements - short-term	549,899		$—	$—	$549,899	$549,899
Repurchase agreements - long-term	363,238		—	—	363,238	363,238
Revolving credit facility	76,000		—	—	76,000	76,000
Mortgage loan financing	589,152		—	—	595,106	595,106
Participation Financing - Mortgage Loan Receivable	3,368		—	—	3,368	3,368
Borrowings from the FHLB	1,464,000		—	—	1,465,922	1,465,922
Senior unsecured notes	1,166,201		—	—	787,191	787,191
Liability for transfers not considered sales	636,256		—	—	631,480	631,480
			$—	$—	$4,472,204	$4,472,204

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2017 and 2016 ($ in thousands):

Level 3	2017	2016

Balance at January 1,	$2,100,947	$2,407,217
Transfer from level 2	—	—
Purchases	108,894	853,341
Sales	(993,739)	(308,429)
Paydowns/maturities	(93,233)	(307,847)
Amortization of premium/discount	(48,315)	(56,151)
Unrealized gain/(loss)	4,735	53,304
Realized gain/(loss) on sale(1)	19,182	9,524
Balance at September 30,	$1,098,471	$2,650,959

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$950,029		Discounted cash flow	Yield (4)	—%	2.49%	4.31%
				Duration (years)(5)	0.00	3.43	9.52
CMBS interest-only (1)	104,483	(2)	Discounted cash flow	Yield (4)	1.35%	2.56%	4.59%
				Duration (years)(5)	0.94	5.17	9.36
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	7,999	(2)	Discounted cash flow	Yield (4)	—%	9.38%	10%
				Duration (years)(5)	0.00	5.63	9.78
				Prepayment speed (CPJ)(5)	5.00	16.41	35.00
Agency securities (1)	742		Discounted cash flow	Yield (4)	2.26%	2.39%	2.66%
				Duration (years)(5)	2.70	4.46	5.31
GNMA permanent securities (1)	35,218		Discounted cash flow	Yield (4)	2.64%	3.34%	6.59%
				Duration (years)(5)	1.84	7.02	7.29
Total	$1,098,471

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

9. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of September 30, 2017 and December 31, 2016 ($ in thousands):

September 30, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$260,700	$2,715	$—	0.25
10-year Swap	338,000	6,799	2	0.25
5-year U.S. Treasury Note	12,000	86	—	0.25
10-year U.S. Treasury Note Ultra	700	9	—	0.25
Variation Margin	—	(9,110)	(2)
Total futures	611,400	499	—
Swaps
3 Month LIBOR(2)	50,000	—	2,343	3.00
Credit derivatives
CMBX	10,000	69	—	4.42
CDX	33,500	—	368	1.23
Total credit derivatives	43,500	69	368
Total derivatives	$704,900	$568	$2,711

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

December 31, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	602,200	3,210	2	0.25
10-year Swap	226,700	1,674	266	0.25
5-year U.S. Treasury Note	21,800	93	—	0.25
10-year U.S. Treasury Note	3,200	38	—	0.25
Total futures	853,900	5,015	268
Swaps
3 Month LIBOR(2)	50,000	—	2,697	3.72
Credit Derivatives
CMBX	10,000	3	—	5.08
CDX	33,500	—	481	1.97
Total credit derivatives	43,500	3	481
Total derivatives	$947,400	$5,018	$3,446

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(2,587)	$2,192	$(395)	$(4,249)	$(13,571)	$(17,820)
Swaps	277	(242)	35	561	(780)	(219)
Credit Derivatives	110	(98)	12	178	(491)	(313)
Total	$(2,200)	$1,852	$(348)	$(3,510)	$(14,842)	$(18,352)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$16,876	$(7,617)	$9,259	$(5,401)	$(58,634)	$(64,035)
Swaps	683	(311)	372	(582)	(972)	(1,554)
Credit Derivatives	(176)	(99)	(275)	(290)	(269)	(559)
Total	$17,383	$(8,027)	$9,356	$(6,273)	$(59,875)	$(66,148)

The Company’s counterparties held $12.2 million and $11.3 million of cash margin as collateral for derivatives as of September 30, 2017 and December 31, 2016, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of September 30, 2017 and December 31, 2016, the Company was in compliance with these requirements and not in default on its indebtedness. As of September 30, 2017 and December 31, 2016, there was $4.5 million and $6.2 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

10. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2017 and December 31, 2016. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2017
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$568	$—	$568	$—	$—	$568
Total	$568	$—	$568	$—	$—	$568

(1) Included in restricted cash on consolidated balance sheets.

As of September 30, 2017
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$2,711	$—	$2,711	$—	$2,711	$—
Repurchase agreements	913,137	—	913,137	913,137	—	—
Total	$915,848	$—	$915,848	$913,137	$2,711	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2017 and December 31, 2016 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the nine months ended September 30, 2017, 13,737,365 Series REIT LP Units and 13,737,365 Series TRS LP Units were collectively exchanged for 13,737,365 shares of Class A common stock and 13,737,365 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2017, the Company repurchased no shares of Class A common stock. During the nine months ended September 30, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost. As of September 30, 2017, the Company has a remaining amount available for repurchase of $44.4 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.78 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of September 30, 2017		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
Total	$0.900

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
Total	$0.825

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three and nine months ended September 30, 2017 and 2016 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2016	$1,365	$761	$2,126
Other comprehensive income (loss)	1,854	1,847	3,701
Exchange of noncontrolling interest for common stock	1,422	(1,422)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(243)	243	—
September 30, 2017	$4,398	$1,429	$5,827

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	30,171	23,104	53,275
Exchange of noncontrolling interest for common stock	928	(928)	—
Rebalancing of ownership percentage between Company and Operating Partnership	350	(350)	—
September 30, 2016	$27,893	$18,987	$46,880

12. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2017, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $3.9 million as of September 30, 2017. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates nine ventures in which there are other noncontrolling investors, which own between 1.2% - 30.0% of such ventures. These ventures hold investments in 26 office buildings, one warehouse, one mobile home community and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Basic Net income (loss) available for Class A common shareholders	$24,039	$27,608	$48,172	$24,871
Diluted Net income (loss) available for Class A common shareholders	$24,039	$27,608	$65,275	$24,871
Weighted average shares outstanding
Basic	85,135,685	62,148,362	79,416,957	60,976,046
Diluted	85,476,266	63,347,690	109,857,679	61,875,010

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2017 and 2016 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2017 and 2016, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and nine months ended September 30, 2017 and 2016, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and nine months ended September 30, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$24,039	$27,608	$48,172	$24,871
Denominator:
Weighted average number of shares of Class A common stock outstanding	85,135,685	62,148,362	79,416,957	60,976,046
Basic net income (loss) per share of Class A common stock	$0.28	$0.44	$0.61	$0.41

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$24,039	$27,608	$48,172	$24,871
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	—	15,210	—
Additional corporate tax (expense) benefit	—	—	1,893	—
Diluted net income (loss) attributable to Class A common shareholders	$24,039	$27,608	$65,275	$24,871
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	85,135,685	62,148,362	79,416,957	60,976,046
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	—	30,211,137	—
Incremental shares of unvested Class A restricted stock	340,581	1,199,328	229,585	898,964
Diluted weighted average number of shares of Class A common stock outstanding	85,476,266	63,347,690	109,857,679	61,875,010
Diluted net income (loss) per share of Class A common stock	$0.28	$0.44	$0.59	$0.40

For the three months ended September 30, 2017 and the three and nine months ended September 30, 2016, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS, as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

On February 18, 2015, members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.1 million, representing 7,962 shares of restricted Class A common stock, which vested in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to directors will be expensed in full on an annual basis following such grant.

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

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	—	$—	—	$—	859,061	$11,995	793,598	$9,118
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	15,560	216	166,934	1,908
Stock Options	—	—	—	—	—	—	380,949	1,356

Amortization to compensation expense
Ladder compensation expense		(1,715)		(4,577)		(10,481)		(12,694)
Total amortization to compensation expense		$(1,715)		$(4,577)		$(10,481)		$(12,694)

The table below presents the number of unvested shares and outstanding stock options at September 30, 2017 and changes during 2017 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	874,621	—
Exercised		—
Vested	(1,425,490)
Forfeited	(10,000)	—
Expired		—
Nonvested/Outstanding at September 30, 2017	914,996	982,135

Exercisable at September 30, 2017		752,017

At September 30, 2017 there was $7.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 21.7 months.

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

As of September 30, 2016 there was $10.7 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 29 months, with a weighted-average remaining vesting period of 20.2 months.

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
As of September 30, 2017, there are 279,935 phantom units outstanding, all of which are vested, resulting in a liability of $3.9 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there are 373,871 phantom units outstanding, all of which are vested, resulting in a liability of $6.1 million, which is included in accrued expenses on the consolidated balance sheets.

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

Amounts deferred into the 2014 Deferred Compensation Plan are paid upon the earliest to occur of (1) a change in control, (2) within sixty days following the end of the participant’s employment with the Company, or (3) the date of payment of the annual bonus payments following December 31 of the third calendar year following the applicable year to which the underlying deferred annual compensation relates.  Payment is made in cash equal to the fair market value of the number of phantom units credited to a participant’s account, provided that, if the participant’s termination was by the Company for cause or was a voluntary resignation other than on account of such participant’s retirement, the amount paid is based on the lowest fair market value of a share of Class A common stock during the forty-five day period following such termination of employment. The amount of the final cash payment may be more or less than the amount initially deferred into the 2014 Deferred Compensation Plan, depending upon the change in the value of the Class A common stock of the Company during such period.

As of September 30, 2017, there are 343,933 phantom units outstanding, of which 221,723 are unvested, resulting in a liability of $4.7 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there are 273,709 phantom units outstanding, of which 134,281 are unvested, resulting in a liability of $3.6 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 8, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2017 and paid to employees in full on February 21, 2017. On February 10, 2016, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $46.8 million, which included $10.3 million of equity based compensation. The bonuses were accrued for as of December 31, 2016 and paid to employees in full on February 17, 2016. During the three and nine months ended September 30, 2017, the Company recorded compensation expense of $7.4 million and $19.9 million, respectively, related to 2017 bonuses. During the three and nine months ended September 30, 2016, the Company recorded compensation expense of $8.3 million and $17.6 million, respectively, related to 2016 bonuses.

15. INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2015. As such, the Company’s income is generally not subject to U.S. Federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.5 million and $3.3 million for the three and nine months ended September 30, 2017, respectively. Current income tax expense (benefit) was $8.3 million and $11.8 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company’s net deferred tax assets were $6.7 million and $2.1 million, respectively, and are included in other assets in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.9) million and $(6.6) million for the three and nine months ended September 30, 2017, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $0.4 million and $(6.3) million for the three and nine months ended September 30, 2016, respectively. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2017, the Company has a deferred tax asset of $10.2 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2017, the tax years 2013, 2014, 2015 and 2016 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by the transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities for the years 2010-2012 (which are now wholly owned). As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. The settlement was finalized during the three months ended December 31, 2016. Pursuant to the indemnification, Management expected to recover such amounts and, accordingly, recorded fee and other income in the amount of $3.3 million as well as a corresponding receivable from the indemnity counterparties. As of September 30, 2017, the Company had recovered all amounts owed by the indemnity counterparties related to the 2010-2012 audit. The IRS and New York State have recently begun routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audit to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of September 30, 2017 and December 31, 2016, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of September 30, 2017, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of September 30, 2017 and December 31, 2016, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $2.4 million and $2.5 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

16. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of September 30, 2017, current members of senior management have also invested $0.9 million in aggregate in the Fund, since inception. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. For the three and nine months ended September 30, 2017, the Company incurred $0.2 million and $0.4 million, respectively, in interest expense related to this loan which is included in accrued expenses on the Company’s consolidated balance sheets.

On July 6, 2017, Ladder provided a $21.0 million first mortgage loan to a borrower affiliated with The Related Companies to facilitate the acquisition of two commercial condominium units in the Brickell Heights mixed use development in Miami, Florida. The borrowing entity, Brickell Heights Commercial LLC, is 80% owned by a joint venture between Related Special Assets LLC, a personal investment vehicle for certain principals of The Related Companies, and another investor, with the remaining 20% interest belonging to an affiliate of The Related Group of Florida. For the three and nine months ended September 30, 2017, the Company earned $0.2 million in interest income related to this loan.

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

17. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.8 million of rental expense for the three and nine months ended September 30, 2017, respectively, which is included in operating expenses in the consolidated statements of income. The Company recorded $0.3 million and $0.9 million, of rental expense for the three and nine months ended September 30, 2016, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2017 (last 3 months)	$314
2018	1,206
2019	1,180
2020	1,180
2021	1,180
Thereafter	99
Total	$5,159

Unfunded Loan Commitments

As of September 30, 2017, the Company’s off-balance sheet arrangements consisted of $145.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which consisted of $145.8 million to provide additional first mortgage loan financing. As of December 31, 2016, the Company’s off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

Hurricanes Harvey, Irma and Maria

During 2017, Hurricanes Harvey, Irma and Maria inflicted damage on certain of the properties owned by the Company or securing loans held by the Company with carrying amounts of $13.0 million, $295.6 million and $23.9 million, respectively, as of September 30, 2017. The damage to individual properties owned by the Company was not significant and all properties are open and operating. The Company has insurance coverage on the properties it owns and expects to fully recover amounts for necessary repairs in excess of its deductibles. The Company’s loan agreements require adequate insurance to be maintained by the respective borrowers. The Company understands that the damages to the affected collateral underlying the Company’s mortgage loans were not significant and that all properties are open and operating. Accordingly, the Company does not believe it is exposed to any additional loan losses as a result of each hurricane’s impact on its borrowers and the underlying property collateral.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2017
Interest income	$63,417	$9,263	$3	$80	$72,763
Interest expense	(17,502)	(1,456)	(6,785)	(16,864)	(42,607)
Net interest income (expense)	45,915	7,807	(6,782)	(16,784)	30,156
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	45,915	7,807	(6,782)	(16,784)	30,156

Operating lease income	—	—	22,924	—	22,924
Tenant recoveries	—	—	2,382	—	2,382
Sale of loans, net	(775)	—	—	—	(775)
Realized gain on securities	—	6,688	—	—	6,688
Unrealized gain (loss) on Agency interest-only securities	—	577	—	—	577
Realized gain (loss) on sale of real estate, net	(159)	—	3,387	—	3,228
Fee and other income	1,447	—	2,057	834	4,338
Net result from derivative transactions	990	(1,338)	—	—	(348)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	127	—	127
Total other income (expense)	1,503	5,927	30,877	834	39,141

Salaries and employee benefits	6,700	—	—	(19,955)	(13,255)
Operating expenses	99	—	—	(4,889)	(4,790)
Real estate operating expenses	—	—	(9,351)	—	(9,351)
Fee expense	(992)	(68)	(182)	—	(1,242)
Depreciation and amortization	—	—	(10,583)	(23)	(10,606)
Total costs and expenses	5,807	(68)	(20,116)	(24,867)	(39,244)

Income tax (expense) benefit	—	—	—	400	400
Segment profit (loss)	$53,225	$13,666	$3,979	$(40,417)	$30,453

Total assets as of September 30, 2017	$3,964,426	$1,098,471	$1,076,908	$272,235	$6,412,040

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2016
Interest income	$40,639	$19,630	$4	$11	$60,284
Interest expense	(6,281)	(2,902)	(6,276)	(15,226)	(30,685)
Net interest income (expense)	34,358	16,728	(6,272)	(15,215)	29,599
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	34,358	16,728	(6,272)	(15,215)	29,599

Operating lease income	—	—	19,466	—	19,466
Tenant recoveries	—	—	1,185	—	1,185
Sale of loans, net	19,640	—	—	—	19,640
Realized gain on securities	—	7,126	—	—	7,126
Unrealized gain (loss) on Agency interest-only securities	—	(47)	—	—	(47)
Realized gain on sale of real estate, net	—	—	4,649	—	4,649
Fee and other income	2,230	—	1,867	4,004	8,101
Net result from derivative transactions	4,656	4,700	—	—	9,356
Earnings from investment in unconsolidated joint ventures	—	—	(141)	—	(141)
Total other income	26,526	11,779	27,026	4,004	69,335

Salaries and employee benefits	(3,300)	—	—	(13,996)	(17,296)
Operating expenses	—	—	—	(4,391)	(4,391)
Real estate operating expenses	—	—	(8,392)	—	(8,392)
Fee expense	(1,077)	(15)	(151)	440	(803)
Depreciation and amortization	—	—	(9,705)	(28)	(9,733)
Total costs and expenses	(4,377)	(15)	(18,248)	(17,975)	(40,615)

Income tax (expense) benefit	—	—	—	(8,721)	(8,721)
Segment profit (loss)	$56,507	$28,492	$2,506	$(37,907)	$49,598

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2017
Interest income	$161,738	$34,532	$9	$131	$196,410
Interest expense	(34,818)	(5,179)	(19,709)	(49,919)	(109,625)
Net interest income (expense)	126,920	29,353	(19,700)	(49,788)	86,785
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	126,920	29,353	(19,700)	(49,788)	86,785

Operating lease income	—	—	64,741	—	64,741
Tenant recoveries	—	—	5,121	—	5,121
Sale of loans, net	(1,774)	—	—	—	(1,774)
Realized gain on securities	—	19,182	—	—	19,182
Unrealized gain (loss) on Agency interest-only securities	—	1,034	—	—	1,034
Realized gain (loss) on sale of real estate, net	—	—	7,790	—	7,790
Fee and other income	4,798	—	6,040	2,540	13,378
Net result from derivative transactions	(11,199)	(7,153)	—	—	(18,352)
Earnings from investment in unconsolidated joint ventures	—	—	64	—	64
Gain (loss) on extinguishment of debt	—	—	—	(54)	(54)
Total other income (expense)	(8,175)	13,063	83,756	2,486	91,130

Salaries and employee benefits	—	—	—	(43,786)	(43,786)
Operating expenses	212	—	—	(16,310)	(16,098)
Real estate operating expenses	—	—	(24,861)		(24,861)
Fee expense	(2,798)	(230)	(528)	—	(3,556)
Depreciation and amortization	—	—	(29,253)	(70)	(29,323)
Total costs and expenses	(2,586)	(230)	(54,642)	(60,166)	(117,624)

Tax (expense) benefit	—	—	—	3,224	3,224
Segment profit (loss)	$116,159	$42,186	$9,414	$(104,244)	$63,515

Total assets as of September 30, 2017	$3,964,426	$1,098,471	$1,076,908	$272,235	$6,412,040

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2016
Interest income	$117,516	$58,088	$5	$41	$175,650
Interest expense	(17,560)	(7,039)	(18,675)	(45,348)	(88,622)
Net interest income (expense)	99,956	51,049	(18,670)	(45,307)	87,028
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	99,656	51,049	(18,670)	(45,307)	86,728

Operating lease income	—	—	57,845	—	57,845
Tenant recoveries	—	—	3,844	—	3,844
Sale of loans, net	30,265	—	—	—	30,265
Realized gain on securities	—	9,524	—	—	9,524
Unrealized gain (loss) on Agency interest-only securities	—	29	—	—	29
Realized gain on sale of real estate, net	—	—	15,616	—	15,616
Fee and other income	6,473	—	5,129	5,656	17,258
Net result from derivative transactions	(21,139)	(45,009)	—	—	(66,148)
Earnings from investment in unconsolidated joint ventures	—	—	(407)	892	485
Loss on extinguishment of debt	—	—	—	5,382	5,382
Total other income	15,599	(35,456)	82,027	11,930	74,100

Salaries and employee benefits	(6,300)	—	—	(37,043)	(43,343)
Operating expenses	—	—	(1)	(15,398)	(15,399)
Real estate operating expenses	—	—	(23,244)	—	(23,244)
Fee expense	(1,501)	(33)	(389)	(484)	(2,407)
Depreciation and amortization	—	—	(28,704)	(85)	(28,789)
Total costs and expenses	(7,801)	(33)	(52,338)	(53,010)	(113,182)

Income tax (expense) benefit	—	—	—	(5,547)	(5,547)
Segment profit (loss)	$107,454	$15,560	$11,019	$(91,934)	$42,099

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $35.0 million and $34.0 million as of September 30, 2017 and December 31, 2016, respectively

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $77.9 million as of September 30, 2017 and December 31, 2016, the Company’s deferred tax asset of $6.7 million and $2.1 million as of September 30, 2017 and December 31, 2016, respectively and the Company’s senior unsecured notes of $1.2 billion and $559.8 million as of September 30, 2017 and December 31, 2016, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Collateralized Loan Obligation

On October 17, 2017, a subsidiary of the Company consummated a securitization of short-term floating-rate loans through a static collateralized loan obligation (“CLO”) structure. Over $456.9 million worth of balance sheet loans (the “Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over decisions made with respect to the administration of the Contributed Loans and appoints and controls the special servicer under the CLO.

Revolving Credit Facility

On October 27, 2017, the Company amended its revolving credit facility to increase the maximum borrowing amount under the facility to $241.4 million.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $18.9 billion of commercial real estate loans from our inception through September 30, 2017. During this timeframe, we also acquired $9.7 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.6 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2017, we originated $13.6 billion of conduit loans, $13.2 billion of which were sold into 44 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2017, we had $6.4 billion in total assets and $1.5 billion of total equity. Our assets included $4.0 billion of loans (which includes $598.5 million of mortgage loans transferred but not considered sold), $1.1 billion of securities, and $1.0 billion of real estate. Our liabilities included a $631.5 million liability for transfers not considered sales.

We have a diversified and flexible financing strategy supporting our business operations, including significant committed term financing from leading financial institutions. As of September 30, 2017, we had $4.8 billion of debt financing outstanding. This financing comprised $1.5 billion of financing from the Federal Home Loan Bank (the “FHLB”), $813.0 million committed secured term repurchase agreement financing, $100.1 million of other securities financing, $587.5 million of third-party, non-recourse mortgage debt, $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”). There were $76.0 million of borrowings outstanding under our Revolving Credit Facility and $3.4 million of participation financing - mortgage loan receivable. Included in the $4.8 billion of debt financing outstanding is a $631.5 million liability for loan transfers not considered sales, which is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. In addition, as of September 30, 2017, we had $1.9 billion of committed, undrawn funding capacity available, consisting of $139.5 million of availability under our $215.5 million Revolving Credit Facility, $536.0 million of undrawn committed FHLB financing and $1.2 billion of other undrawn committed financings. As of September 30, 2017, our debt-to-equity ratio was 3.3:1.0 and our debt-to-equity ratio, excluding non-recourse liabilities for transfers not considered sales of $631.5 million and including other debt obligations associated with transfers not considered sales of $76.7 million was 2.9:1.0, as we employ leverage prudently to maximize financial flexibility.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2017, our management team and directors held interests in our Company comprising 11.8% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 69 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Collateralized Loan Obligation

On October 17, 2017, a subsidiary of the Company consummated a securitization of short-term floating-rate loans through a static collateralized loan obligation (“CLO”) structure. Over $456.9 million worth of balance sheet loans (the “Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over decisions made with respect to the administration of the Contributed Loans and appoints and controls the special servicer under the CLO.

Revolving Credit Facility

On October 27, 2017, the Company amended its revolving credit facility to increase the maximum borrowing amount under the facility to $241.4 million.

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

	September 30, 2017		December 31, 2016
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$2,688,845	41.9%	$1,832,626	32.9%
Other commercial real estate-related loans	158,095	2.6%	167,469	3.0%
Mortgage loans transferred but not considered sold	598,525	9.3%	—	—%
Provision for loan losses	(4,000)	(0.1)%	(4,000)	(0.1)%
Total balance sheet loans	3,441,465	53.7%	1,996,095	35.8%
Conduit first mortgage loans	522,961	8.2%	357,882	6.4%
Total loans	3,964,426	61.9%	2,353,977	42.2%
Securities
CMBS investments	1,054,512	16.4%	2,043,566	36.6%
U.S. Agency Securities investments	43,959	0.7%	57,381	1.1%
Total securities	1,098,471	17.1%	2,100,947	37.7%
Real Estate
Real estate and related lease intangibles, net	1,041,901	16.2%	822,338	14.7%
Total real estate	1,041,901	16.2%	822,338	14.7%
Other Investments
Investments in unconsolidated joint ventures	35,007	0.6%	34,025	0.6%
FHLB stock	77,915	1.2%	77,915	1.4%
Total other investments	112,922	1.8%	111,940	2.0%
Total investments	6,217,720	97.0%	5,389,202	96.6%
Cash, cash equivalents and restricted cash	97,377	1.5%	64,017	1.1%
Other assets	96,943	1.5%	125,118	2.3%
Total assets	$6,412,040	100.0%	$5,578,337	100.0%

We invest in the following types of assets:

Loans

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2017, we held a portfolio of 135 balance sheet first mortgage loans with an aggregate book value of $2.7 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 65.6% at September 30, 2017.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2017, we held a portfolio of 33 other commercial real estate-related loans with an aggregate book value of $158.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.9% at September 30, 2017.

Mortgage Loans Transferred But Not Considered Sold. We sell certain loans into securitizations; however, restrictions, imposed by the risk retention rules of the Dodd-Frank Act described elsewhere in this Quarterly Report, on certain securities issued from certain securitizations for which Ladder is the risk retention sponsor (which will generally be the case when Ladder is the issuer or sole loan seller of the securitization) or from certain securitizations where Ladder is a contributor of 20% or more of the loan pool and Ladder is allocated a portion of the risk retention sponsor’s obligation up to Ladder's pro rata share, preclude sale accounting for these loans, requiring us to continue to recognize these loans to third parties transferred in the transactions on our consolidated balance sheets. As of September 30, 2017, our portfolio included 35 of these loans with an aggregate book value of $598.5 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 63.1% at September 30, 2017.

Conduit First Mortgage Loans.  We originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through September 30, 2017, we have originated and funded $13.6 billion of conduit first mortgage loans and securitized $13.2 billion of such mortgage loans in 44 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016 and one securitization in 2017. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, and we have also completed three single-asset securitizations and in June 2017, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf. As of September 30, 2017, we held 34 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $523.0 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 56.6% at September 30, 2017. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of September 30, 2017 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. As more fully described in Note 3, the our portfolio of CMBS does not include securities not recognized for accounting purposes that were acquired in connection with loan transfers not considered sales. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other investment grade securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of September 30, 2017, the estimated fair value of our portfolio of CMBS investments totaled $1.1 billion in 116 CUSIPs ($9.1 million average investment per CUSIP). As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 79.1% AAA/Aaa-rated securities and 20.9% of other investment grade-rated securities, including 18.2% rated AA/Aa, 1.6% rated A/A and 1% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2017, our CMBS investments had a weighted average duration of 2.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2017, by property count and market value, respectively, 57.7% and 79.3% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 2.4% and 38.1% of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 12.8% by property count and 0% to 19.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of September 30, 2017, the estimated fair value of our portfolio of U.S. Agency Securities was $44.0 million in 24 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 5.5 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2017, by market value, 77.1% and17.1% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 77.8% and New York represented 3.7% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2017 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of September 30, 2017, we owned 126 single tenant net leased properties with an aggregate book value of $543.2 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2017, our net leased properties comprised a total of 4.2 million square feet and had a 100% occupancy rate, an average age since construction of 9.9 years and a weighted average remaining lease term of 14.7 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of September 30, 2017, we owned 39 other properties with an aggregate book value of $473.6 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $91.1 million with an 88.1% occupancy rate, a mobile home community in El Monte, CA with a book value of $53.3 million with a 65.1% occupancy rate, a portfolio of four office buildings in St. Paul, MN with a book value of $51.5 million and a 100.0% occupancy rate, an apartment complex in Miami, FL with a book value of $37.7 million and an occupancy rate of 96.1%, a portfolio of seven office buildings in Richmond, VA with a book value of $16.4 million and an 87.1% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $10.8 million and a 88.9% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.9 million and a 100.0% occupancy rate, and a warehouse in Grand Rapids, MI with a book value of $5.5 million and a 100.0% occupancy rate. We also own a portfolio of five office buildings in Jacksonville, FL with a book value of $139.6 million and a 100.0% occupancy rate, an office building in Ewing, NJ with a book value of $29.8 million and a 100.0% occupancy rate, an office building in Crum Lynne, PA with a book value of $10.6 million with a 100.0% occupancy rate, a two-story office building in Wayne, NJ with a book value of $8.7 million with a 100.0% occupancy rate, a shopping center in Carmel, NY with a book value of $6.6 million and a 100.0% occupancy rate, and an office building in Peoria, IL with a book value of $3.0 million and a 100.0% occupancy rate.

Residential Real Estate.  We sold 37 condominium units at Veer Towers in Las Vegas, NV, during the nine months ended September 30, 2017, generating aggregate gains on sale of $6.6 million. As of September 30, 2017, we owned 22 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $8.1 million through a joint venture, and we intend to sell these remaining units over time. As of September 30, 2017, 5 condominium units were under contract for sale with a book value of $0.9 million. As of September 30, 2017, the remaining condominium units we hold were 13.6% rented and occupied. During the nine months ended September 30, 2017, the Company recorded $0.2 million of rental income from the condominium units.

We sold 21 condominium units at Terrazas River Park Village in Miami, FL, during the nine months ended September 30, 2017, generating aggregate gains on sale of $1.3 million. As of September 30, 2017, we owned 67 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $17.0 million, and we intend to sell these remaining units over time. As of September 30, 2017, 6 condominium units were under contract for sale with a book value of $1.3 million. As of September 30, 2017, the remaining condominium units we hold were 79.1% rented and occupied. During the nine months ended September 30, 2017, the Company recorded $1.2 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of September 30, 2017 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Net Lease
Milford, IA	09/08/17	$1,298	2017	6/1/32	9,100	$1,351	$—	$1,351	$94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,323	—	1,323	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,217	—	1,217	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,291	—	1,291	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,349	—	1,349	92	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,225	—	1,225	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,186	—	1,186	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,215	—	1,215	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,346	—	1,346	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,251	—	1,251	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,418	—	1,418	102	100.0%
Springfield, IL	11/16/16	1,322	2016	6/30/31	9,026	1,380	—	1,380	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,762	—	6,762	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,250	—	1,250	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,200	—	1,200	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,299	—	1,299	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,192	—	1,192	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,433	—	1,433	100	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,337	1,018	319	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,151	—	1,151	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,258	—	1,258	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,282	—	1,282	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,389	—	1,389	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,352	—	1,352	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,231	946	285	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,106	887	219	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	1,006	783	223	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,213	961	252	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,195	924	271	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,339	1,047	292	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,490	1,137	353	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,416	1,133	283	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,335	1,045	290	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,175	950	225	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,402	1,088	314	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,211	838	373	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,152	774	378	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,162	820	342	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,591	7,986	3,605	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,336	899	437	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,251	3,640	1,611	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,749	8,837	3,912	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,230	820	410	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,112	788	324	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,080	742	338	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,328	906	422	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,106	742	364	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,215	933	282	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,334	1,004	330	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,080	824	256	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,137	863	274	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,047	706	341	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,155	769	386	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,231	815	416	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,626	4,702	1,924	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,203	821	382	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,185	821	364	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,852	6,526	2,326	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,118	791	327	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,291	868	423	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,212	857	355	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,166	824	342	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	1,004	697	307	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,353	910	443	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,043	719	324	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	931	631	300	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,116	778	338	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,090	746	344	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,065	732	333	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,177	784	393	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,048	719	329	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,153	804	349	89	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	885	652	233	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,983	8,901	2,082	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,916	4,583	1,333	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,811	3,724	1,087	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,972	3,839	1,133	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	26,177	18,688	7,489	1,504	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,212	897	315	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,030	771	259	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	970	725	245	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	8,018	5,692	2,326	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,258	6,441	1,817	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,570	2,805	765	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,543	12,855	3,688	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,158	11,725	3,433	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,924	8,373	2,551	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,838	7,812	2,026	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,706	7,599	2,107	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,125	7,135	1,990	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	8,048	5,117	2,931	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,983	3,077	906	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,761	3,924	837	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,144	2,491	653	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	29,434	22,840	6,594	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,340	5,687	1,653	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,891	2,984	907	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,380	3,232	1,148	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,511	3,304	1,207	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,073	2,934	1,139	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,254	3,863	1,391	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,585	3,434	1,151	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,043	4,567	1,476	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	4,977	3,825	1,152	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,389	3,071	1,318	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	6,030	4,786	1,244	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	23,822	18,972	4,850	2,169	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	18,211	13,925	4,286	1,629	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	16,215	12,511	3,704	1,464	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	16,059	11,633	4,426	1,361	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	14,020	10,916	3,104	1,277	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	5,877	4,733	1,144	616	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	989	819	170	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,049	797	252	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	832	718	114	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,440	3,413	1,027	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,569	5,316	1,253	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,591	5,171	1,420	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	5,905	4,601	1,304	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,241	11,115	1,126	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,397	2,664	733	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,227	3,090	1,137	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,750	3,474	1,276	443	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)(3)	Asset net of mortgage loan outstanding	Annual rental income (4)	Ownership Percentage (5)

Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,584	3,264	1,320	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	4,001	2,925	1,076	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	3,988	2,901	1,087	362	100.0%
Total Net Lease		602,483			4,223,702	543,211	384,666	158,545	40,566

Other
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,585	—	10,585	675	100.0%
Miami, Fl	08/31/17	38,145	1987	9/30/18	166,176	37,719	—	37,719	3,586	80.0%	(7)
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	139,614	—	139,614	7,296	100.0%
El Monte, CA	04/12/17	54,110	1968	11/1/27	(6)	53,316	—	53,316	7,345	70.0%	(7)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,030	—	3,030	1,609	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	29,794	21,827	7,967	1,929	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,637	—	6,637	493	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,747	6,661	2,086	1,156	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,858	7,229	1,629	846	97.0%	(7)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,534	4,921	613	549	97.0%	(7)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	51,492	47,832	3,660	12,564	97.0%	(7)(8)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	16,356	15,797	559	2,691	77.5%	(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	91,065	87,041	4,024	10,809	77.5%	(7)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	10,836	11,516	(680)	3,495	90.0%	(7)
Total Other		501,724			3,963,555	473,583	202,824	270,759	55,043
Condominium
Miami, FL	11/21/13	80,000	2010			17,022	—	17,022	1,538	100.0%	(10)
Las Vegas, NV	12/20/12	119,000	2006			8,085	—	8,085	294	98.8%	(7)(12)
Total Condominium		199,000			—	25,107	—	25,107	1,832
Total		$1,303,207			8,187,257	$1,041,901	$587,490	$454,411	$97,441

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

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

(5)	Properties were consolidated as of acquisition date.

(6)	421 mobile home pads.

(7)	See Note 12 for further information regarding noncontrolling interests.

(8)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of September 30, 2017.

(9)	22 remaining condominium units.

(10)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(11)	67 remaining condominium units.

(12)
We own, through a majority-owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. The joint venture intends to sell these units. The residential leases are generally short term in nature and are not included in the table above given the joint venture’s intention to sell the units.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 25% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2017, Grace Lake LLC owned an office building campus with a carrying value of $62.5 million, which is net of accumulated depreciation of $21.3 million, that is financed by $69.7 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2017, the book value of our investment in Grace Lake LLC was $4.6 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of September 30, 2017, the existing building has been demolished, and we are anticipating completion in 2018. Our operating partner entered into a construction loan with Ladder in the amount of $50.5 million to fund the project. As of September 30, 2017, draws of $32.3 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of September 30, 2017, the book value of our investment in 24 Second Avenue was $30.4 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of September 30, 2017, the book value of our investment in FHLB Stock was $77.9 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the $611.6 million of gross cash proceeds we raised in our initial equity private placement beginning in October 2008, the $257.4 million of gross cash proceeds we raised in our follow-on equity private placement in the third quarter of 2011, proceeds from the issuance of $325.0 million of 2017 Notes in 2012, the $238.5 million of net proceeds from the issuance of Class A common stock in 2014, proceeds from the issuance of $300.0 million of 2021 Notes in 2014, proceeds from the issuance of $500.0 million of 2022 Notes and $400.0 million of 2025 Notes in 2017, current and future earnings and cash flow from operations, existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at September 30, 2017, a $215.5 million Revolving Credit Facility and through our FHLB membership. As of September 30, 2017, there was $696.4 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of September 30, 2017, we had total outstanding balances of $216.7 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of September 30, 2017, we had outstanding balances of $587.5 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.5 billion of borrowings from the FHLB outstanding at September 30, 2017. As of September 30, 2017, we also had a $215.5 million Revolving Credit Facility, with $76.0 million borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio, excluding non-recourse liabilities for transfers not considered sales, of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of September 30, 2017, our debt-to-equity ratio was 3.3:1.0 and our debt-to-equity ratio, excluding non-recourse liabilities for transfers not considered sales of $631.5 million and including other debt obligations associated with transfers not considered sales of $76.7 million was 2.9:1.0. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Investment overview

Investment activity in the three months ended September 30, 2017 focused on loan originations and securities activity. We originated and funded $630.1 million in principal value of commercial mortgage loans in the three months ended September 30, 2017. We acquired $33.3 million of new securities, which was offset by $326.1 million of sales and $11.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $309.1 million during the three months ended September 30, 2017. We also invested $48.6 million in real estate.

Investment activity in the three months ended September 30, 2016 focused on loan originations and securities investments. We originated and funded $845.5 million in principal value of commercial mortgage loans in the three months ended September 30, 2016. We acquired $322.8 million of new securities, which was offset by $178.8 million of sales and $172.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $49.3 million. We also invested $34.2 million in real estate and received proceeds from the sale of real estate of $16.4 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $24.0 million for the three months ended September 30, 2017, compared to $27.6 million for the three months ended September 30, 2016. The most significant drivers of the $3.6 million decrease are as follows:

•
a decrease in total other income of $30.2 million, primarily as a result of a decrease of $20.4 million in sale of loans, net, a $9.7 million decrease in net results from derivative transactions, a $3.8 million decrease in fee and other income, and a $1.4 million decrease in gain (loss) on realized gain on the sale of real estate, partially offset by a $3.4 million increase in operating lease income;

•
an increase in net interest income of $0.6 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2016 and 2017, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total costs and expenses of $1.4 million compared to the prior year, primarily as a result of a $4.0 million decrease in salaries and employee benefits, partially offset by a $1.0 million increase in real estate operating expenses and a $0.9 million increase in depreciation and amortization;

•	an increase in income tax expense (benefit) of ($9.1 million) compared to the prior year, primarily as a result of decreased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $35.6 million for the three months ended September 30, 2017, compared to $44.5 million for the three months ended September 30, 2016. The significant components of the $8.9 million decrease in Core Earnings are a decrease in profits on sales of loans, net of $22.2 million, a decrease in fee and other income of $3.8 million, a decrease of total costs and expenses of $2.4 million and a decrease in sale of real estate, net of $1.4 million, partially offset by an increase in net results from derivative transactions of $11.3 million, a $3.4 million increase in operating lease income and an increase in net interest income of $0.6 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $72.8 million for the three months ended September 30, 2017, compared to $60.3 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, securities investments averaged $1.3 billion and loan investments averaged $3.7 billion. For the three months ended September 30, 2016, securities investments averaged $2.7 billion and loan investments averaged $2.3 billion. There was a $1.4 billion increase in loan investments, partially offset by a $1.4 billion decrease in securities investments, resulting in higher interest income due to the higher yield on loans versus securities.

Interest expense totaled $42.6 million for the three months ended September 30, 2017, compared to $30.7 million for the three months ended September 30, 2016. The $11.9 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2017 and 2016 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $0.2 million from $4.6 million for the three months ended September 30, 2016 to $4.8 million for the three months ended September 30, 2017, primarily as a result of our increase in average outstanding mortgage loan financing of $587.9 million for the three months ended September 30, 2017 compared to $551.4 million for the three months ended September 30, 2016 and the increase in the average cost of financing.
Net interest income after provision for loan losses totaled $30.2 million for the three months ended September 30, 2017, compared to $29.6 million for the three months ended September 30, 2016. The $0.6 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income and increase in interest expense discussed above.

Cost of funds, a non-GAAP financial measure, totaled $39.9 million for the three months ended September 30, 2017, compared to $39.3 million for the three months ended September 30, 2016. The $0.6 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

We present cost of funds, which is a non-GAAP financial measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to exclude interest expense related to liabilities for transfers not considered sales and include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of September 30, 2017, the weighted average yield on our mortgage loan receivables, excluding the impact of mortgage loans transferred but not considered sold was 6.7%, compared to 6.2% as of September 30, 2016 as balance sheet first mortgage loans comprised a greater portion of the total loans on our balance sheet on September 30, 2017 than September 30, 2016. As of September 30, 2017, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.6%, compared to 2.1% as of September 30, 2016. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2016 to September 30, 2017 was primarily due to higher prevailing market borrowing rates. As of September 30, 2017, we had outstanding borrowings secured by our mortgage loan receivables equal to 41.2% of the carrying value of our mortgage loan receivables, compared to 46.0% as of September 30, 2016.

As of September 30, 2017, the weighted average yield on our real estate securities was 2.8%, compared to 2.91% as of September 30, 2016. As of September 30, 2017, the weighted average interest rate on borrowings against our real estate securities was 1.6%, compared to 1.2% as of September 30, 2016. The increase in the rate on borrowings against our real estate securities from September 30, 2016 to September 30, 2017 was primarily due to higher prevailing market borrowing rates. As of September 30, 2017, we had outstanding borrowings secured by our real estate securities equal to 90.5% of the carrying value of our real estate securities, compared to 82.5% as of September 30, 2016.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2017, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.8% as of September 30, 2016. As of September 30, 2017, we had outstanding borrowings secured by our real estate equal to 56.4% of the carrying value of our real estate, compared to 69.7% as of September 30, 2016.

Provision for loan losses

We had no provision for loan loss expense for the three months ended September 30, 2017 and 2016. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision expense for loan losses was required for the three months ended September 30, 2017. As of September 30, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value, however, the Company has placed the loans on non-accrual status as of July 1, 2017.

Operating lease income and tenant recoveries

Operating lease income totaled $22.9 million for the three months ended September 30, 2017, compared to $19.5 million for the three months ended September 30, 2016. The increase of $3.4 million was attributable to acquisitions, which increased real estate assets to $1.0 billion at September 30, 2017 versus $825.6 million at September 30, 2016, as well as a full period of operations of properties acquired in 2016.

Tenant recoveries totaled $2.4 million for the three months ended September 30, 2017, compared to $1.2 million for the three months ended September 30, 2016. The increase of $1.2 million reflects additional recoveries on properties acquired in 2017 and a full period of recoveries on properties acquired in 2016, partially offset by the decrease in recoveries on an existing office property due to a lease expiration.

Sales of loans, net

We recorded $(0.8) million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended September 30, 2017, compared to $19.6 million for the three months ended September 30, 2016, a decrease of $20.4 million. Income from sales of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. In the three months ended September 30, 2017, we participated in no securitization transactions. In addition, in the three months ended September 30, 2017, we recorded $0.8 million of unrealized losses on loans related to lower of cost or market adjustments. In the three months ended September 30, 2016, we participated in one securitization transaction, transferring 34 loans with an aggregate outstanding principal balance of $414.9 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was no income (loss) from sales of securitized loans, net of hedging for the three months ended September 30, 2017, due to no securitization activity during that period, compared to $16.6 million income from sales of securitized loans, net of hedging for the three months ended September 30, 2016.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $6.7 million for the three months ended September 30, 2017, compared to $7.1 million for the three months ended September 30, 2016, a $0.4 million decrease. For the three months ended September 30, 2017, we sold $323.9 million of securities, comprised of $318.9 million of CMBS and $5.0 million of U.S. Agency Securities. For the three months ended September 30, 2016, we sold $178.8 million of securities, comprised of $178.8 million of CMBS and no U.S. Agency Securities. The decrease reflects lower margin on sale of securities in 2017 as compared to 2016.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.6 million for the three months ended September 30, 2017, compared to a loss of $47,444 for the three months ended September 30, 2016. The positive change of $0.5 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2016 and 2017, partially offset by sales and amortization of the portfolio.

Income from sales of real estate, net

For the three months ended September 30, 2017, income from sales of real estate, net totaled $3.2 million compared to $4.6 million for the three months ended September 30, 2016. The decrease of $1.4 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended September 30, 2017, we sold no single-tenant net leased properties. During the three months ended September 30, 2016, we sold one single-tenant net leased property resulting in a net gain on sale of $0.5 million.

During the three months ended September 30, 2017, income from sales of residential condominiums totaled $3.4 million. We sold 16 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.1 million, and five residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.3 million. During the three months ended September 30, 2016, income from sales of residential condominiums totaled $4.2 million. We sold 18 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.3 million, and 11 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.8 million.

Fee and other income

Fee and other income totaled $4.3 million for the three months ended September 30, 2017, compared to $8.1 million for the three months ended September 30, 2016. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $3.8 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees and HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $0.3 million for the three months ended September 30, 2017, which was comprised of an unrealized loss of $2.2 million and a realized gain of $1.9 million, compared to a gain of $9.4 million which was comprised of an unrealized gain of $17.4 million and a realized loss of $8.0 million, for the three months ended September 30, 2016, a negative change of $9.7 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2017 was primarily related to the movement in interest rates during the three months ended September 30, 2017. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.1 million for the three months ended September 30, 2017, compared to $(0.1) million for the three months ended September 30, 2016. Earnings from our investment in Grace Lake JV totaled $0.4 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.3) million and $(0.4) million for the three months ended September 30, 2017 and 2016, respectively. The loss is due to a negative return related to upfront development costs on the investment.

Salaries and employee benefits

Salaries and employee benefits totaled $13.3 million for the three months ended September 30, 2017, compared to $17.3 million for the three months ended September 30, 2016. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The decrease of $4.0 million in compensation expense was attributable to an decrease in equity based compensation expense related to decreased vesting during the three months ended September 30, 2017.

Operating expenses

Operating expenses totaled $4.8 million for the three months ended September 30, 2017, compared to $4.4 million for the three months ended September 30, 2016. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase of $0.4 million was primarily related to an increase in professional fees.

Real estate operating expenses

Real estate operating expenses totaled $9.4 million for the three months ended September 30, 2017, compared to $8.4 million for the three months ended September 30, 2016. The increase of $1.0 million in real estate operating expenses was in part due to the additional expenses related to real estate acquisitions in 2016 and 2017, partially offset by decreased operating expenses related to the smaller inventory of condominium properties.

Fee expense

Fee expense totaled $1.2 million for the three months ended September 30, 2017, compared to $0.8 million for the three months ended September 30, 2016. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.4 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2017, as compared to September 30, 2016.

Depreciation and amortization

Depreciation and amortization totaled $10.6 million for the three months ended September 30, 2017, compared to $9.7 million for the three months ended September 30, 2016. The $0.9 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at September 30, 2017 versus $825.6 million at September 30, 2016, as well as a full period of depreciation and amortization related to properties acquired in 2016.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax (benefit) expense totaled $(0.4) million for the three months ended September 30, 2017, compared to $8.7 million for the three months ended September 30, 2016. The increase of $9.1 million is primarily attributable to the decreased income in our TRSs and certain other one-time adjustments.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Investment overview

Investment activity in the nine months ended September 30, 2017 focused on loan and security activities. We originated and funded $1.8 billion in principal value of commercial mortgage loans, which was partially offset by $268.0 million of principal repayments in the nine months ended September 30, 2017. We acquired $109.2 million of new securities, which was offset by $995.9 million of sales and $93.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $1.0 billion. We also invested $230.7 million in real estate and received proceeds from the sale of real estate of $20.7 million.

Investment activity in the nine months ended September 30, 2016 focused on loan originations and securities investments. We originated and funded $1.4 billion in principal value of commercial mortgage loans, which was partially offset by $703.8 million of sales and $583.6 million of principal repayments in the nine months ended September 30, 2016. We acquired $853.3 million of new securities, which was offset by $308.4 million of sales and $307.8 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $243.7 million. We also invested $50.3 million in real estate and received proceeds from the sale of real estate of $54.0 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $48.2 million for the nine months ended September 30, 2017, compared to $24.9 million for the nine months ended September 30, 2016. The most significant drivers of the $23.3 million increase were as follows:

•
an increase in total other income (loss) of $17.0 million, primarily as a result of a $47.7 million increase in net results from derivative transactions, an increase of $9.7 million in realized gains on securities and a $6.9 million increase in operating lease income, partially offset by a decrease of $32.1 million in sales of loans, a $7.8 million decrease in profits on sale of real estate and a $3.9 million decrease in fee and other income;

•
an increase in total costs and expenses of $4.4 million compared to the prior year, primarily as a result of a $1.7 million increase in real estate operating expenses, a $1.2 million increase in fee expense and a $0.5 million increase in depreciation and amortization primarily as a result of our increased real estate portfolio and the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2017, as compared to September 30, 2016; and

•	an increase in income tax expense (benefit) of ($8.8 million) compared to the prior year, primarily as a result of decreased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $118.4 million for the nine months ended September 30, 2017, compared to $113.6 million for the nine months ended September 30, 2016. The significant components of the $4.8 million increase in Core Earnings are an increase in total other income (loss) of $6.8 million, primarily as a result of an increase of $12.1 million in net results from derivative transactions, an increase of $9.7 million in gain (loss) on securities and an increase of $6.9 million in operating lease income, partially offset by a decrease of $7.8 million in sale of real estate, net, a decrease of $5.4 million of gain (loss) on extinguishment of debt, a decrease of $3.9 million in fee and other income and a decrease of $5.6 million in sale of loans, net, and an increase in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $196.4 million for the nine months ended September 30, 2017, compared to $175.7 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, securities investments averaged $1.6 billion and loan investments averaged $3.1 billion. For the nine months ended September 30, 2016, securities investments averaged $2.6 billion and loan investments averaged $2.2 billion. There was a $925.6 million increase in loan investments, offset by a $1.0 billion decrease in securities investments, resulting in higher interest income due to the higher yield on loans versus securities.

Interest expense totaled $109.6 million for the nine months ended September 30, 2017, compared to $88.6 million for the nine months ended September 30, 2016. The $21.0 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2017 and 2016 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $0.3 million from $13.7 million for the nine months ended September 30, 2016 to $14.0 million for the nine months ended September 30, 2017, primarily as a result of our increase in average outstanding mortgage loan financing of $588.8 million for the nine months ended September 30, 2017 compared to $544.9 million for the nine months ended September 30, 2016 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $86.8 million for the nine months ended September 30, 2017, compared to $86.7 million for the nine months ended September 30, 2016. The $0.1 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $115.9 million for the nine months ended September 30, 2017, compared to $111.9 million for the nine months ended September 30, 2016. The $4.0 million increase in cost of funds was primarily attributable to the increase the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

We present cost of funds, which is a non-GAAP financial measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to exclude interest expense related to liabilities for transfers not considered sales and include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of cost of funds and a reconciliation to interest expense.

Interest spreads

As of September 30, 2017, the weighted average yield on our mortgage loan receivables, excluding the impact of mortgage loans transferred but not considered sold was 6.7%, compared to 6.2% as of September 30, 2016 as balance sheet first mortgage loans comprised a greater portion of the total loans on our balance sheet on September 30, 2017 than September 30, 2016. As of September 30, 2017, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.6%, compared to 2.1% as of September 30, 2016. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2016 to September 30, 2017 was primarily due to higher prevailing market borrowing rates. As of September 30, 2017, we had outstanding borrowings secured by our mortgage loan receivables equal to 41.2% of the carrying value of our mortgage loan receivables, compared to 46.0% as of September 30, 2016.

As of September 30, 2017, the weighted average yield on our real estate securities was 2.8%, compared to 2.9% as of September 30, 2016. As of September 30, 2017, the weighted average interest rate on borrowings against our real estate securities was 1.6%, compared to 1.2% as of September 30, 2016. The increase in the rate on borrowings against our real estate securities from September 30, 2016 to September 30, 2017 was primarily due to higher prevailing market borrowing rates. As of September 30, 2017, we had outstanding borrowings secured by our real estate securities equal to 90.5% of the carrying value of our real estate securities, compared to 82.5% as of September 30, 2016.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2017, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.8% as of September 30, 2016. As of September 30, 2017, we had outstanding borrowings secured by our real estate equal to 56.4% of the carrying value of our real estate, compared to 69.7% as of September 30, 2016.

Provision for loan losses

We had no provision for loan loss expense for the nine months ended September 30, 2017 compared to $0.3 million provision for loan losses for the nine months ended September 30, 2016. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision expense for loan losses was required for the nine months ended September 30, 2017. As of September 30, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value, however, the Company has placed the loans on non-accrual status as of July 1, 2017.

Operating lease income and tenant recoveries

Operating lease income totaled $64.7 million for the nine months ended September 30, 2017, compared to $57.8 million for the nine months ended September 30, 2016. The increase of $6.9 million was primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at September 30, 2017 versus $825.6 million at September 30, 2016, as well as a full period of operations of properties acquired in 2016. Tenant recoveries totaled $5.1 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Sale of loans, net

Income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $(1.8) million for the nine months ended September 30, 2017, compared to $30.3 million for the nine months ended September 30, 2016, a decrease of $32.1 million. Income from sales of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. In the nine months ended September 30, 2017, we participated in one securitization transaction, transferring 57 loans with an aggregate outstanding principal balance of $625.7 million however, restrictions, imposed by the risk retention rules of the Dodd-Frank Act described elsewhere in this Quarterly Report, on certain securities issued from the securitization precludes sales accounting for these loans, requiring us to defer income over the life of the securitization rather than recognizing it in sale of loans, net at the time of the securitization. In addition, in the nine months ended September 30, 2017, we recorded $1.8 million of unrealized losses on loans related to lower of cost or market adjustments. In the nine months ended September 30, 2016, we participated in three separate securitization transactions, selling 60 loans with an aggregate outstanding principal balance of $664.1 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $(7.7) million income (loss) from sales of securitized loans, net of hedging for the nine months ended September 30, 2017, relating to hedge losses related to the loans securitized described above and there was $20.4 million income from sales of securitized loans, net of hedging for the nine months ended September 30, 2016. The decrease in income from sales of securitized loans, net of hedging was due to the accounting described above.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $19.2 million for the nine months ended September 30, 2017, compared to $9.5 million for the nine months ended September 30, 2016, an increase of $9.7 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities, totaled $(1.2) million of that increase. For the nine months ended September 30, 2017, we sold $993.7 million of CMBS securities. For the nine months ended September 30, 2016, we sold $308.4 million of securities, comprised of $307.2 million of CMBS and $1.2 million U.S. Agency Securities. The increase in sales of securities reflects higher transaction volume in 2017 as compared to 2016.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $1.0 million for the nine months ended September 30, 2017, compared to a gain of $28,780 for the nine months ended September 30, 2016. The positive change of $1.0 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2016 and 2017, partially offset by sales and amortization of the portfolio.

Income from sales of real estate, net

For the nine months ended September 30, 2017, income from sales of real estate, net totaled $7.8 million, compared to $15.6 million for the nine months ended September 30, 2016. The decrease of $7.8 million was a result of the commercial real estate and residential condominium sales discussed below.

During the nine months ended September 30, 2017, we had no sales of single-tenant retail properties. During the nine months ended September 30, 2016, we sold two single-tenant retail properties resulting in a net gain on sale of $1.2 million.

During the nine months ended September 30, 2017, income from sales of residential condominiums totaled $7.9 million. We sold 37 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $6.6 million, and 21 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.3 million. During the nine months ended September 30, 2016, income from sales of residential condominiums totaled $14.4 million. We sold 58 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $11.0 million, and 49 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $3.4 million.

Fee and other income

Fee and other income totaled $13.4 million for the nine months ended September 30, 2017, compared to $17.3 million for the nine months ended September 30, 2016. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $3.9 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $18.4 million for the nine months ended September 30, 2017, which was comprised of an unrealized loss of $3.5 million and a realized loss of $14.9 million, compared to a loss of $66.1 million, for the nine months ended September 30, 2016, which was comprised of an unrealized loss of $6.2 million and a realized loss of $59.9 million, a positive change of $47.7 million. The derivative positions that generated these results were a combination of interest rate swaps, caps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2017 was primarily related to movement in interest rates during the nine months ended September 30, 2017. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.1 million for the nine months ended September 30, 2017, compared to $0.5 million for the nine months ended September 30, 2016. Earnings from our investment in LCRIP I totaled $0.9 million for the nine months ended September 30, 2016, which primarily reflects additional earnings from our investment in LCRIP I of $0.9 million recorded in 2016, predominately relating to prior years. For additional information, refer to “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies to the consolidated financial statements. The term of LCRIP I expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Earnings from our investment in Grace Lake LLC totaled $0.9 million for the nine months ended September 30, 2017, compared to $0.7 million for the nine months ended September 30, 2016. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.8) million for the nine months ended September 30, 2017, compared to $(1.1) million for the nine months ended September 30, 2016. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.8 million and $1.1 million in construction costs and pre-completion sales and marketing costs during the construction period for the nine months ended September 30, 2017 and 2016, respectively.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $(0.1) million for the nine months ended September 30, 2017, compared to $5.4 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $(0.1) million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt. During the nine months ended September 30, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt, and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $43.8 million for the nine months ended September 30, 2017, compared to $43.3 million for the nine months ended September 30, 2016. Salaries and employee benefits are comprised primarily of salaries, bonuses, originator bonuses related to loan profitability, equity based compensation and other employee benefits. The increase of $0.5 million in compensation expense was attributable to the increase in equity based compensation expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to vesting of grants in the nine months ended September 30, 2017.

Operating expenses

Operating expenses totaled $16.1 million for the nine months ended September 30, 2017, compared to $15.4 million for the nine months ended September 30, 2016. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The increase of $0.7 million represents increased technology expenses and professional fees, partially offset by a decrease in insurance expense.

Real estate operating expenses

Real estate operating expenses totaled $24.9 million for the nine months ended September 30, 2017, compared to $23.2 million for the nine months ended September 30, 2016. The increase of $1.7 million in real estate operating expense was in part due to the acquisitions of real estate in 2016 and 2017, partially offset by a decrease in operative expenses for the condominiums.

Fee expense

Fee expense totaled $3.6 million for the nine months ended September 30, 2017, compared to $2.4 million for the nine months ended September 30, 2016. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.2 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2017, as compared to September 30, 2016.

Depreciation and amortization

Depreciation and amortization totaled $29.3 million for the nine months ended September 30, 2017, compared to $28.8 million for the nine months ended September 30, 2016. The $0.5 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at September 30, 2017 versus $825.6 million at September 30, 2016, as well as a full period of depreciation and amortization related to properties acquired in 2016, partially offset by an out-of-period-adjustment recorded in the first quarter of 2017, reducing depreciation expense by $0.8 million, related to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $(3.2) million for the nine months ended September 30, 2017, compared to $5.5 million for the nine months ended September 30, 2016. The increase of $8.8 million is primarily attributable to decreased income in our TRSs and certain other one-time adjustments.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indentures governing the Notes (the “Indentures”) and our other debt agreements. Under the Indentures, we may not incur certain types of indebtedness unless our consolidated non-funding debt to equity ratio (as defined in the Indentures) is less than or equal to 1.75 to 1.00 or if the unencumbered assets of the Company and its subsidiaries is less than 120% of their unsecured indebtedness, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary. Our borrowings under certain financing agreements and our committed loan facilities are subject to maximum consolidated leverage ratio limits (currently ranging from 3.50 to 1.00 to 4.00 to 1.00), including maximum consolidated leverage ratio limits weighted by asset composition that change based on our asset base at the time of determination, and, in the case of one provider, a minimum interest coverage ratio requirement of 1.50 to 1.00 if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

As of September 30, 2017, we had unrestricted cash and cash equivalents of $48.9 million, unencumbered loans of $1.2 billion, unencumbered securities of $9.3 million, unencumbered real estate of $179.3 million and $199.5 million of other assets not secured by any portion of secured indebtedness.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $336.2 million of Tuebor’s member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2017.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $5.5 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at September 30, 2017.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $48.9 million and $44.6 million at September 30, 2017 and December 31, 2016, respectively. We held restricted cash of $48.5 million and $44.8 million at September 30, 2017 and December 31, 2016, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $97.4 million and $89.4 million at September 30, 2017 and December 31, 2016, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(785.3) million and $(140.0) million during the nine months ended September 30, 2017 and 2016, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $645.3 million decrease in cash generated from operations for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2017 and December 31, 2016 are set forth in the table below ($ in thousands):

	September 30, 2017	December 31, 2016

Committed loan repurchase facilities	$696,394	$567,163
Committed securities repurchase facility	116,626	228,317
Uncommitted securities repurchase facilities	100,117	311,705
Total repurchase facilities	913,137	1,107,185
Revolving credit facility	76,000	25,000
Mortgage loan financing	587,490	590,106
Participation financing - mortgage loan receivable	3,368	—
Borrowings from the FHLB	1,464,000	1,660,000
Senior unsecured notes(1)	1,152,552	559,847
Total secured and unsecured debt obligations	4,196,547	3,942,138
Liability for transfers not considered sales(2)	631,480	—
Total debt obligations	$4,828,027	$3,942,138

(1)	Presented net of unamortized debt issuance costs of $13.6 million and $4.0 million at September 30, 2017 and December 31, 2016, respectively.

(2)	Presented net of unamortized debt issuance costs of $4.8 million as of September 30, 2017.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $780.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of September 30, 2017 and December 31, 2016. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of September 30, 2017, the Company had $696.4 million of borrowings outstanding, with an additional $953.6 million of committed financing available. As of December 31, 2016, the Company had $567.2 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2017 and December 31, 2016.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2017, the Company had $116.6 million of borrowings outstanding, with an additional $283.4 million of committed financing available. As of December 31, 2016, the Company had $228.3 million of borrowings outstanding, with an additional $171.7 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

September 30, 2014	761,627	836,330	895,904	761,627	831,330	880,904	—	5,000	15,000
December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of September 30, 2017, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $0.9 billion. As of September 30, 2017, three counterparties, Deutsche Bank, J.P. Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $73.3 million, or 5% of our total equity. As of September 30, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 34.3%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, we entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017 and March 23, 2017, including to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $215.5 million, including a $25.0 million sublimit for the issuance of letters of credit. As of September 30, 2017, the Company had $76.0 million borrowings outstanding under this facility. As of December 31, 2016, the Company had $25.0 million borrowings outstanding under this facility. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a three-year maturity, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest is incurred on the Revolving Credit Facility at a rate of one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2017, we executed no term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2026 and totaling $587.5 million at September 30, 2017 and $590.1 million at December 31, 2016. These long-term non-recourse mortgages include net unamortized premiums of $4.9 million and $5.6 million at September 30, 2017 and December 31, 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.7 million and $0.7 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $736.1 million and $757.5 million as of September 30, 2017 and December 31, 2016, respectively.

Participation Financing - Mortgage Loan Receivable

During the nine months ended September 30, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets. The Company recorded $0.2 million and $0.4 million of interest expense for the three and nine months ended September 30, 2017.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of September 30, 2017, Tuebor had $1.5 billion of borrowings outstanding (with an additional $536.0 million of committed term financing available from the FHLB), with terms of overnight to seven years, interest rates of 0.87% to 2.74%, and advance rates of 57.8% to 95.2% of the collateral. As of September 30, 2017, collateral for the borrowings was comprised of $866.6 million of CMBS and U.S. Agency Securities and $1.1 billion of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.4 billion for the three months ended September 30, 2017. On January 13, 2017, Tuebor’s advance limit was updated to the lowest of $2.0 billion, 40% of Tuebor’s total assets or 150% of the Company’s total equity. As of December 31, 2016, Tuebor had $1.7 billion of borrowings outstanding (with an additional $338.9 million of committed term financing available from the FHLB), with terms of overnight to seven years, interest rates of 0.43% to 2.74%, and advance rates of 49.6% to 95.2% of the collateral. As of December 31, 2016, collateral for the borrowings was comprised of $1.4 billion of CMBS and U.S. Agency Securities and $724.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.8 billion for the three months ended December 31, 2016.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of September 30, 2017, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 30.3% of the Company’s outstanding debt obligations as of September 30, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $336.2 million of the member’s capital was restricted from transfer to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2017.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2017, the Company has a 77.7% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $13.6 million and $4.0 million are included in senior unsecured notes as of September 30, 2017 and December 31, 2016, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole, at any time, or from time to time, prior to their stated maturity. The 2025 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes plus the Applicable Premium (as defined in the indenture governing the 2025 Notes) as of, and accrued and unpaid interest, if any, to the redemption date.

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

Transfer restrictions placed on the TPP, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting for these loans. Accordingly, the Company continues to recognize these loans to third parties transferred in the transaction on its consolidated balance sheets. Included in interest income on the Company’s consolidated statements of income is $7.2 million and $7.3 million of interest income related to mortgage loans transferred but not considered sales for the three and nine months ended September 30, 2017, respectively. In connection with this transaction, the Company recognized a liability of $580.0 million representing the loan sale proceeds of $655.6 million (net of issue costs) less the $75.6 million of securities purchased discussed above, not reflected in these consolidated financial statements. This liability is effectively a non-recourse borrowing secured by these securitized third-party loans and the Company’s real estate collateral pledged under the previously unrecognized intercompany loans. This obligation bears effective interest of 4.30% per annum (based on contractual payments to third parties) and requires principal payments upon repayment of the underlying mortgage loans receivable, which have a weighted average term of 8.76 years with the final loan maturing in 2027. Included in interest expenses on the Company’s consolidated statements of income is $6.2 million and $6.3 million of interest expense related to liabilities for transfers not considered sales for the three and nine months ended September 30, 2017, respectively. The securities purchased by the Company are not reflected in these financial statements because the sale of these loans was not recognized for accounting purposes.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2017, the Company has a remaining amount available for repurchase of $44.4 million, which represents 3.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.78 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of September 30, 2017		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
Total	$0.900

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
Total	$0.825

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $268.0 million for the nine months ended September 30, 2017 and $583.6 million for the nine months ended September 30, 2016. Repayment of real estate securities provided net cash of $93.2 million for the nine months ended September 30, 2017 and $307.8 million for the nine months ended September 30, 2016.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were no proceeds from sales of mortgage loans for the nine months ended September 30, 2017 and $703.8 million for the nine months ended September 30, 2016.

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

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $995.9 million for the nine months ended September 30, 2017 and $308.4 million for the nine months ended September 30, 2016.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $20.5 million for the nine months ended September 30, 2017 and $54.0 million for the nine months ended September 30, 2016.

Proceeds from the issuance of equity

For the nine months ended September 30, 2017 and 2016, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of September 30, 2017 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,211,131	(1)	$424,033	$596,877	$1,367,321	$3,599,362
Unsecured revolving credit facility	76,000	(1)	—	—	—	76,000
Senior unsecured notes	—		—	766,201	400,000	1,166,201
Interest payable(2)	88,624		235,767	202,628	236,761	763,780
Other funding obligations(3)	145,775		—	—	—	145,775
Payments pursuant to tax receivable agreement	163		325	325	1,625	2,438
Operating lease obligations	314		2,386	2,360	99	5,159
Total	$1,522,007		$662,511	$1,568,391	$2,005,806	$5,758,715

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2017 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2017.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of September 30, 2017, our off-balance sheet arrangements consisted of $145.8 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $145.8 million to provide additional first mortgage loan financing. As of December 31, 2016, our off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

Set forth below is a reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Income (loss) before taxes	$30,053	$58,319	$60,291	$47,646
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	257	431	(157)	415
Our share of real estate depreciation, amortization and gain adjustments (2)	9,221	8,295	26,519	24,620
Adjustments for unrecognized derivative results (3)	(3,929)	(24,919)	(5,141)	30,553
Unrealized (gain) loss on Agency IO securities	(577)	48	(1,034)	(30)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization (4)	(1,511)	282	26,485	27
Non-cash stock-based compensation	2,127	5,218	11,422	13,527
One-time transactional adjustments (5)	—	(3,181)	—	(3,181)
Core Earnings	$35,641	$44,493	$118,385	$113,577

(1)
Includes $8 thousand and $24 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and nine months ended September 30, 2017, respectively. Includes $8 thousand and $21 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and nine months ended September 30, 2016, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

	Total GAAP depreciation and amortization	$10,606	$9,733	$29,323	$28,789
	Less: Depreciation and amortization related to non-rental property fixed assets	(23)	(28)	(70)	(85)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization	(328)	(590)	(824)	(1,794)
	Our share of real estate depreciation and amortization	10,255	9,115	28,429	26,910

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(577)	(825)	(1,459)	(2,306)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	5	5	12	16
	Our share of accumulated depreciation and amortization on real estate sold	(572)	(820)	(1,447)	(2,290)

	Less: Operating lease income on above/below market lease intangible amortization	(462)	—	(463)	—

	Our share of real estate depreciation, amortization and gain adjustments	$9,221	$8,295	$26,519	$24,620

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

	GAAP realized gain on sale of real estate, net	$3,228	$4,649	$7,790	$15,616
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	(2,656)	$(3,829)	(6,343)	(13,326)
	Our share of accumulated depreciation and amortization on real estate sold	$572	$820	$1,447	$2,290

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

	Net results from derivative transactions	$(348)	$9,356	$(18,352)	$(66,148)
	Hedging interest expense	3,448	8,661	12,573	23,244
	Hedging realized result	829	6,903	10,920	12,351
	Adjustments for unrecognized derivative results	$3,929	$24,920	$5,141	$(30,553)

(4)
The Company reflected in Core Earnings, an economic gain of $28.5 million for the nine months ended September 30, 2017, primarily relating to the LCCM 2017-LC26 securitization transaction. This is offset by amortization of such economic gain and of discounts in prior securitizations of intercompany debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017(1)	2016	2017(2)	2016

Number of loans	—	34	57	60
Face amount of loans sold into securitizations	$—	$414,902	$625,653	$664,058
Number of securitizations	—	1	1	3

Income from sales of securitized loans, net (3)	$—	$19,640	$—	$27,186
Hedge gain/(loss) related to loans securitized (4)	—	(3,007)	(7,720)	(6,815)
Income from sales of securitized loans, net of hedging	—	16,633	(7,720)	20,371
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	—	506	28,461	687
Core gain on sale of securitized loans	$—	$17,139	$20,741	$21,058

(1)	There were no securitization transactions completed in the three months ended September 30, 2017.

(2)
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

(3)
The following is a reconciliation of the non-GAAP financial measure of income from sales of securitized loans, net to income from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Income from sales of loans, net	$(775)	$19,640	$(1,774)	$30,265
Unrealized losses on loans related to lower of cost or market adjustments	775	—	1,774	—
(Income) loss from sale of loans (non-securitized), net	—	—	—	(3,079)
Income from sales of securitized loans, net	$—	$19,640	$—	$27,186

(4)
The following is a reconciliation of the non-GAAP financial measure of hedge gain/(loss) related to loans securitized to net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net results from derivative transactions	$(348)	$9,356	$(18,352)	$(66,148)
Hedge gain/(loss) related to lending and securities positions	661	(12,363)	12,094	58,278
Hedge gain/(loss) related to loans (non-securitized)	(313)	—	(1,462)	1,055
Hedge gain/(loss) related to loans securitized	$—	$(3,007)	$(7,720)	$(6,815)

Cost of funds

We present cost of funds, which is a non-GAAP financial measure, as a supplemental measure of the Company’s cost of debt financing. We define cost of funds as interest expense as reported on our consolidated statements of income adjusted to exclude interest expense related to liabilities for transfers not considered sales and include the net interest expense component resulting from our hedging activities, which is currently included in net results from derivative transactions on our consolidated statements of income. Interest income, net of cost of funds which is a non-GAAP financial measure, is defined as interest income, less interest income related to mortgage loans transferred but not considered sold less cost of funds.

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest expense	$(42,607)	$(30,685)	$(109,625)	$(88,622)
Interest expense related to liability for loan transferred but not considered sales	6,189	—	6,346	—
Net interest expense component of hedging activities (1)	(3,448)	(8,661)	(12,573)	(23,244)
Cost of funds	$(39,866)	$(39,346)	$(115,852)	$(111,866)

Interest income	$72,763	$60,284	$196,410	$175,650
Interest income related to mortgage loans transferred but not considered sold	(7,165)	—	(7,311)	—
Cost of funds	(39,866)	(39,346)	(115,852)	(111,866)
Interest income, net of cost of funds	$25,732	$20,938	$73,247	$63,784

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

(1)	Net result from derivative transactions	$(348)	$9,356	$(18,352)	$(66,148)
	Hedging realized result	829	6,903	10,920	12,351
	Hedging unrecognized result	(3,929)	(24,920)	(5,141)	30,553
	Net interest expense component of hedging activities	$(3,448)	$(8,661)	$(12,573)	$(23,244)

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2017 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2017, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(11,079)	$27,359
Increase by 1.00%	14,033	(27,061)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of September 30, 2017, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2017, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2017 to the risk factors previously disclosed in Item 1A of our Annual Report, except as set forth below:

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

Item 2. Unregistered Sale of Securities

None.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended September 30, 2017, there were no repurchases of Class A common stock by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Indenture, dated September 25, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 25, 2017)

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

LADDER CAPITAL CORP
(Registrant)

Date: November 2, 2017	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: November 2, 2017	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer