Form 10-K
period 2017-12-31
Ladder Capital Corp
filed 2018-02-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,013,417,516 as of June 30, 2017, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $13.41 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2018
Class A Common Stock, $0.001 par value	97,967,272
Class B Common Stock, $0.001 par value	13,317,419

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2018 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

LADDER CAPITAL CORP

FORM 10-K
December 31, 2017

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in this Annual Report, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

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

•	our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;

•	the inability of insurance covering real estate underlying our loans and investments to cover all losses;

•	the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

•	fraud by potential borrowers;

•	the availability of qualified personnel;

•	the impact of the Tax Cuts and Jobs Act and/or estimates concerning the impact of the Tax Cuts and Jobs Act, which are subject to change based on further analysis and/or IRS guidance;

•	the degree and nature of our competition; and

•	the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $20.0 billion of commercial real estate loans from our inception through December 31, 2017. During this timeframe, we also acquired $9.8 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.6 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2017, we originated $14.2 billion of conduit loans, $14.1 billion of which were sold into 50 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2017, we had $6.0 billion in total assets and $1.5 billion of total equity. Our assets included $3.5 billion of loans, $1.1 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of December 31, 2017, we had $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”). In addition, as of December 31, 2017, we had $4.4 billion of debt financing outstanding. This financing was comprised of $1.4 billion of financing from the Federal Home Loan Bank (the “FHLB”), $398.7 million committed secured term repurchase agreement financing, $74.8 million of other securities financing, $692.7 million of third-party, non-recourse mortgage debt and $688.5 million of collateralized loan obligation (“CLO”) debt. There were no borrowings outstanding under our Revolving Credit Facility and $3.1 million of participation financing - mortgage loan receivable. As of December 31, 2017, we had $2.5 billion of committed, undrawn funding capacity available, consisting of $241.4 million of availability under our $241.4 million Revolving Credit Facility, $630.0 million of undrawn committed FHLB financing and $1.7 billion of other undrawn committed financings. As of December 31, 2017, our debt-to-equity ratio was 2.9:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.5:1.0 as of December 31, 2017. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2017, our management team and directors held interests in our Company comprising 12.1% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 72 full-time industry professionals.

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

	December 31, 2017		December 31, 2016
Loans
Balance sheet loans:
Balance sheet first mortgage loans	3,123,268	51.9%	1,832,626	32.9%
Other commercial real estate-related loans	159,194	2.6%	167,469	3.0%
Provision for loan losses	(4,000)	(0.1)%	(4,000)	(0.1)%
Total balance sheet loans	3,278,462	54.4%	1,996,095	35.8%
Conduit first mortgage loans	230,180	3.8%	357,882	6.4%
Total loans	3,508,642	58.2%	2,353,977	42.2%
Securities
CMBS investments	1,066,570	17.7%	2,043,566	36.6%
U.S. Agency Securities investments	39,947	0.7%	57,381	1.1%
Total securities	1,106,517	18.4%	2,100,947	37.7%
Real Estate
Real estate and related lease intangibles, net	1,032,041	17.1%	822,338	14.7%
Total real estate	1,032,041	17.1%	822,338	14.7%
Other Investments
Investments in unconsolidated joint ventures	35,441	0.6%	34,025	0.6%
FHLB stock	77,915	1.3%	77,915	1.4%
Total other investments	113,356	1.9%	111,940	2.0%
Total investments	5,760,556	95.6%	5,389,202	96.6%
Cash, cash equivalents and restricted cash	182,683	3.0%	64,017	1.1%
Other assets	82,376	1.4%	125,118	2.3%
Total assets	$6,025,615	100.0%	$5,578,337	100.0%

We invest in the following types of assets:

Loans

Balance Sheet First Mortgage Loans.  We originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to five years. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2017, we held a portfolio of 151 balance sheet first mortgage loans with an aggregate book value of $3.1 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.7% at December 31, 2017.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2017, we held a portfolio of 33 other commercial real estate-related loans with an aggregate book value of $159.2 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.6% at December 31, 2017.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through December 31, 2017, we have originated and funded $14.2 billion of conduit first mortgage loans and securitized $14.1 billion of such mortgage loans in 50 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016 and seven securitizations in 2017. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of December 31, 2017, we held 15 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $230.2 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 62.9% at December 31, 2017. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of December 31, 2017 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other investment grade securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of December 31, 2017, the estimated fair value of our portfolio of CMBS investments totaled $1.1 billion in 121 CUSIPs ($8.8 million average investment per CUSIP). As of December 31, 2017, included in the $1.1 billion of CMBS securities are $12.7 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 78.3% AAA/Aaa-rated securities and 21.6% of other investment grade-rated securities, including 17.5% rated AA/Aa, 2.1% rated A/A and 2% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2017, our CMBS investments had a weighted average duration of 2.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2017, by property count and market value, respectively, 58% and 79.2% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 2.2% and 38.8%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 13% by property count and 0% to 20.9% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of December 31, 2017, the estimated fair value of our portfolio of U.S. Agency Securities was $39.9 million in 21 CUSIPs ($1.9 million average investment per CUSIP), with a weighted average duration of 5.5 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2017, by market value, 77.1% and 17.3% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 77.8% and New York represented 3.7% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2017 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of December 31, 2017, we owned 132 single tenant net leased properties with an aggregate book value of $683.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2017, our net leased properties comprised a total of 5.1 million square feet, 100% leased with an average age since construction of 13.5 years and a weighted average remaining lease term of 14.3 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of December 31, 2017, we owned 34 other properties with an aggregate book value of $331.1 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $90.6 million with an 88.1% occupancy rate, a mobile home community in El Monte, CA with a book value of $52.9 million with a 66.5% occupancy rate, a portfolio of four single-tenant office buildings in St. Paul, MN with a book value of $50.6 million, an apartment complex in Miami, FL with a book value of $37.0 million and an occupancy rate of 94.1%, a portfolio of seven office buildings in Richmond, VA with a book value of $16.1 million and an 87.1% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.5 million and a 86.9% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.8 million and a 100.0% occupancy rate, and a single-tenant warehouse in Grand Rapids, MI with a book value of $5.5 million. We also own a single-tenant office building in Ewing, NJ with a book value of $29.5 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.5 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.6 million, a shopping center in Carmel, NY with a book value of $6.6 million and a 42.5% occupancy rate, and an office building in Peoria, IL with a book value of $3.0 million and a 48.9% occupancy rate.

For further details regarding our portfolio of commercial real estate properties, including state of operation, see “Properties.”

Residential Real Estate.  We sold 46 condominium units at Veer Towers in Las Vegas, NV, during the year ended December 31, 2017, generating aggregate gains on sale of $9.3 million. As of December 31, 2017, we owned 13 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $4.9 million through a joint venture, and we expect to substantially complete the sale of these remaining units in 2018. As of December 31, 2017, three condominium units were under contract for sale with a book value of $0.8 million. As of December 31, 2017, none of the remaining condominium units we hold were rented and occupied. During the year ended December 31, 2017, the Company recorded $0.2 million of rental income from the condominium units.

We sold 40 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2017, generating aggregate gains on sale of $2.3 million. As of December 31, 2017, we owned 48 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $12.8 million, and we intend to sell these remaining units in less than 18 months. As of December 31, 2017, seven condominium units were under contract for sale with a book value of $1.6 million. As of December 31, 2017, the remaining condominium units we hold were 81.3% rented and occupied. During the year ended December 31, 2017, the Company recorded $1.4 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2017, Grace Lake LLC owned an office building campus with a carrying value of $62.0 million, which is net of accumulated depreciation of $22.0 million, that is financed by $69.1 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of December 31, 2017, the book value of our investment in Grace Lake LLC was $4.9 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of December 31, 2017, 11 residential condominium units were under contract for sale for $30.0 million in sales proceeds. As of December 31, 2017, the Company is holding a 10.0% deposit on each sales contract. Our operating partner entered into a construction loan with The Bank of the Ozarks in the amount of $50.5 million to fund the completion of the project. As of December 31, 2017, draws of $36.5 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of December 31, 2017, the book value of our investment in 24 Second Avenue was $30.5 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of December 31, 2017, the book value of our investment in FHLB Stock was $77.9 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at December 31, 2017, a $241.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of December 31, 2017, there was $398.7 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2017, we had total outstanding balances of $74.8 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of December 31, 2017, we had outstanding balances of $692.7 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.4 billion of borrowings from the FHLB outstanding at December 31, 2017. As of December 31, 2017, we also had a $241.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Annual Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2017, our debt-to-equity ratio was 2.9:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.5:1.0 as of December 31, 2017. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by strong demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. After an extended period of low and stable interest rates in the US, concerns regarding the potential for near term interest rate increases has also contributed to demand for long term fixed rate mortgage financing. More than $1.8 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 22.7% to $93.3 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable credit spread environment that was also favorable. The tightening of CMBS credit spreads that generally prevailed during 2017 is seen as reflective of the potential for the healthy and stable conditions to continue to prevail in the commercial real estate lending market in 2018.

We believe the CMBS market will continue to play an important role in the financing of commercial real estate that is expected to produce substantial streams of stabilized income over multiple years and we expect to continue to participate in this market as a loan originator and a contributor of loans to securitization transactions in which CMBS are issued. We also expect to continue to be active as a lender to owners of properties that are in transition and are expected to start generating substantial streams of stabilized income after the financed property’s transition plan has been executed. Our ability to offer borrowers mortgage loan financing on transitional properties enables us to remain an active lender even when the CMBS market experiences disruptions or periods of slower activity that impair the origination of new loans for securitization.

Reflected in all of these lending and financing capabilities that Ladder applies in its daily operations is its ability to apply superior credit skills in the underwriting of commercial real estate debt and equity investments while maintaining the ability to efficiently shift capital among mortgage loans, securities, and real estate investments, Underwriting commercial real estate credit risk is Ladder’s core strength - and Ladder expresses its view of the commercial real estate market and of specific investment opportunities within it by making loans, investing in debt securities, and acquiring real estate - constantly fine-tuning that mix of investments in an ongoing effort to optimize risk adjusted returns on equity.

Factors impacting operating results

There are a number of factors that influence our operating results in a meaningful way. The most significant factors include: (1) our competition; (2) market and economic conditions; (3) loan origination volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transactions volumes; (10) occupancy rates; and (11) expense management.

Investment Process

Origination

Our team of originators is responsible for sourcing and directly originating new commercial first mortgage loans from the brokerage community and directly from real estate owners, operators, developers and investors. The extensive industry experience of our management team and origination team has enabled us to build a strong network of mortgage brokers and direct borrowers throughout the commercial real estate community in the United States.

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

Cash Flow Analysis. We create an estimated cash flow analysis and underwriting model for each prospective investment. Creation of the cash flow analysis generally draws on an assessment of current and historical data related to the property’s rent roll, operating expenses, net operating income, leasing cost, and capital expenditures. Underwriting evaluates and factors in assumptions regarding current market rents, vacancy rates, operating expenses, tenant improvements, leasing commissions, replacement reserves, renewal probabilities and concession packages based on observable conditions in the subject property’s sub-market at the time of underwriting. The cash flow analysis may also rely upon third-party environmental and engineering reports to estimate the cost to repair or remediate any identified environmental and/or property-level deficiencies. The final underwritten cash flow analysis is used to estimate the property’s overall value and its ability to produce cash flow to service the proposed loan.

Borrower Analysis. Careful attention is also paid to the proposed borrower, including an analysis based on available information of its credit history, financial standing, existing portfolio and sponsor exposure to leverage and contingent liabilities, capacity and capability to manage and lease the collateral, depth of organization, knowledge of the local market, and understanding of the proposed product type. We also generally commission and review a third-party background check of our prospective borrower and sponsor.

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

Investment Committee Approval

All investments require approval from our Investment Committee, comprised of Brian Harris, CEO; Pamela McCormack, President; and Michael Scarola, Chief Credit Officer. The Investment Committee generally requires each investment to be fully described in a comprehensive Investment Committee memorandum that identifies the investment, the due diligence conducted and the findings, as well as all identified related risks and mitigants. The Investment Committee meets regularly to ensure that all investments are fully vetted prior to issuance of Investment Committee approval.

In addition to Investment Committee approval, the Risk and Underwriting Committee of our board of directors approves all investments above certain thresholds, which are currently set at $50.0 million for loans and AAA-rated securities, and lower levels for all other types of investments.

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

From time to time, our registered broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors. During the year ended December 31, 2017, LCS recorded $4.7 million in fee income resulting from a securitization transaction, which was eliminated upon consolidation.

In addition, Ladder has from time to time purchased predominantly AAA-rated CMBS from securitizations into which we have sold conduit first mortgage loans, generally as one of several loan contributors. In such instances, however, we have not participated as a co-manager in the underwriting syndicates. As of December 31, 2017, we owned $72.5 million of such CMBS, representing less than 1.3% of the $5.5 billion of CMBS issued by the related securitization trusts. As with our other CMBS investments, we purchased these securities in both primary and secondary market transactions over time.

In June 2016, our subsidiary, Ladder Capital Commercial Mortgage Securities LLC, successfully had its shelf registration statement declared effective with the SEC which permits us to act as an issuer in a public securitization of first mortgage loans contributed by us (and/or a third-party loan contributor). In June 2017, we executed a Ladder-only multi-borrower securitization from this shelf registration and, in the fourth quarter of 2017, we completed our first contributions of shorter-term loans into CLO transactions from this shelf registration. We may, in the future, contribute first mortgage loans to a securitization utilizing this shelf registration statement.

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

Taxation

We have elected to be subject to tax as a REIT under Sections 856 through 860 of the Code, commencing with the taxable year ending December 31, 2015, and certain of our subsidiaries have also elected to be subject to tax as a REIT. To qualify as REITs, we must make qualifying distributions to shareholders and satisfy, on a continuing basis, through actual investment and operating results, certain asset, income, organizational, distribution, stock ownership and other REIT requirements. If we fail to qualify as REITs, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as REITs for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as REITs could have a material adverse impact on our results of operations and amounts available for distribution to shareholders.

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

The Risk Retention Rule and other rules and regulations that have been adopted or may be adopted under the Dodd-Frank Act could alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization in general or discourage traditional issuers, underwriters, b-piece buyers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans. Refer to Note 4 to our consolidated financial statements for further information regarding the Risk Retention Rule.

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

In 2017, a new Department of Labor regulation became applicable revising the definition of when a party may be providing advice as a “fiduciary” for purposes of the fiduciary responsibility provisions of Title I of ERISA and the prohibited transaction excise tax provisions of the IRS.  Certain conditions of exemptions to the rule have been delayed, and the Department  of Labor is currently re-examining the rule.  The rule creates certain compliance and operational challenges for companies that distribute investment products and in some cases may make it more difficult for our investment adviser to raise capital from benefit plan investors (including Individual Retirement Accounts) for clients that it may manage.

Regulation as a Broker-Dealer

We have a subsidiary, Ladder Capital Securities LLC, that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. Violations of these regulations can result in the revocation of its broker-dealer license (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. The subsidiary also may be required to maintain certain minimum net capital. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. As of December 31, 2017, Ladder Capital Securities LLC was in compliance with the minimum net capital requirements.

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2017, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2017, we employed 72 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

We expect to distribute certain of the first mortgage loans that we originate through securitizations and, in many circumstances, upon completion of a securitization, we will recognize certain non-interest revenues which will be included in total other income on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, pricing, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. Although due to changes resulting from the risk retention rules required by the Dodd-Frank Act described elsewhere in this Annual Report, Ladder may potentially be required to defer income over the life of the securitization, thereby reducing such volatility in earnings, as a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

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
We may face difficulties in obtaining and maintaining required authorizations or licenses to do business.

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

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

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

As of December 31, 2017, we are no longer an “emerging growth company,” and, as a result, we will have to comply with increased disclosure and governance requirements.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2017, we were deemed a large accelerated filer as of December 31, 2017 and, accordingly, we no longer qualify as an emerging growth company. As a large accelerated filer, we are now subject to certain disclosure requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

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

We expect that the loss of “emerging growth company” status and compliance with the additional requirements of being a large accelerated filer will substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if significant deficiencies in our internal control over financial reporting are identified, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

At the time of our initial public offering in 2014, we irrevocably elected not to take advantage of Section 107 of the Jumpstart our Business Startups Act of 2012 (“JOBS Act”) which provides an “emerging growth company” with an extended transition period for complying with new or revised financial accounting standards. Accordingly, we have complied with new or revised financial accounting standards on the relevant dates on which adoption of such standards was required for non-emerging growth companies.

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

Market Risks Related to Real Estate Loans and Securities

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

A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on the value of our debt and equity investments.

In recent periods, sales by online retailers such as Amazon have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Some of our debt and equity investments involve exposure to the ongoing operations of brick and mortar retailers. Although many of the retailers operating in our properties include pharmacies and/or sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of our tenants and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, the value of our debt and equity investments, and results of operations could be adversely affected.

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

Global capital markets could enter a period of severe disruption and instability and future military conflicts and global unrest could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the U.S. and around the world and our business.

Ongoing and future military conflicts and continued global unrest may affect interest rates, among other things. An increase in interest rates may increase our cost of borrowing, leading to a reduction in our earnings. Further, the U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

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

Income from, and the value of, our investments may be adversely affected by many factors that are beyond our control, including:

•
volatility and adverse changes in international, national and local economic and market conditions, including contractions in market liquidity for mortgage loans and mortgage-related assets and tenant bankruptcies;

•	changes in interest rates, credit spreads, prepayment rates and in the availability, costs and terms of financing;

•	changes in rates of default or recovery rates;

•	changes in generally accepted accounting principles;

•	changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•	the impact of the Tax Cuts and Jobs Act and/or estimates concerning the impact of the Tax Cuts and Jobs Act, which are subject to change based on further analysis and/or IRS guidance;

•	downturns in the markets for mortgage-backed securities and other asset-backed and structured products, and commercial real estate; and

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

The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS in which we invest, are non-recourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

•	severe weather-related damage to the property and/or its operations.

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

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer and in some cases by the holder of a risk retention interest) and then by the holder of a higher-rated security. Even when we purchase very senior interests in loans and/or securitizations, in the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we may invest, we may not be able to recover all of our investment in the debt instruments or securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we may invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

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

Convexity measures the rate of change in a bond’s duration for a given change in interest rates. For bonds with positive convexity, there is an inverse relationship between changes in interest rates and duration. Duration increases when rates decrease and vice versa. “Negative convexity” is the opposite relationship between interest rates and the average expected life of a pool of mortgage loans; when interest rates rise, a mortgage may extend and when interest rates fall, a mortgage may prepay or default. As in any mortgage security, negative convexity is a concern as the yield on mortgage-backed securities is based on the average expected life of the underlying pool of mortgage loans. The actual prepayment experience of such pools may cause the yield we realize to differ from that calculated by us in making the investment, resulting in losses or profits. An unexpected default in a single large property may reduce yield. In each transaction, we attempt to understand the agencies’ underwriting processes in order to assess the risk of default associated with a particular U.S. Agency Security. We also endeavor to diversify our holdings and at periodic points in time, sell our older positions for newer product, which may have less likelihood of default. There is no guarantee that we will be successful in either of these activities. When interest rates are rising, the rate of prepayment tends to decrease, thereby lengthening the actual average life of such pools. We frequently update our extension risk analyses and, if necessary, our hedging to account for this risk. The same is true when interest rates fall and prepayments tend to increase.

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

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We have recently completed our first multi-asset securitization where a Ladder affiliate served as issuer and may, in the future, take a larger role in multi-asset securitizations of mortgage loans, including as an issuer. We also occasionally, and may in the future, act as a co-manager and/or co-underwriter in the securitizations in which we participate. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization; and (iv) may, depending upon our role in the securitization, (a) retain some or all of the risk retention interests in the securitization and/or (b) retain responsibility for ensuring compliance with risk retention rules (and may be required to indemnify other participants in the securitization for any violation of such rules, including in circumstances where some or all of the risk retention interests are retained by and/or sold to other parties). When we lead a single-asset or multi-asset securitization as an issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

As a result of the dislocation of the credit markets during the last recession, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (a) the Risk Retention Rule requiring that either (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued, (ii) the sponsor or certain Third Party Purchasers retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for Third Party Purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of one or more subordinate tranches or (iii) a combination of (i) and (ii); (b) requirements for additional disclosure; (c) requirements for additional review and reporting (including revisions to Regulation AB); (d) for public securitizations, requirements that the CEO of an issuer file with the SEC an individual certificate attesting to certain matters, as described below; and (e) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.

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

The Risk Retention Rule, CEO certification and other rules and regulations that have been adopted or may be adopted in the future may alter the structure of securitizations and could pose additional risks to or reduce or eliminate the economic benefits of our participation in the securitization market. In addition, such rules and regulations could reduce or eliminate the economic benefits of making certain mortgage loans, reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, Third Party Purchasers or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of our mortgage loans.

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

We may sponsor, or purchase the most junior securities of collateralized loan obligations, or CLOs, and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

We have recently completed our first contributions of shorter-term loans into CLO transactions in which we retained securities rated below-investment grade. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses.  Defaults on the pool of loans therefore first affect the the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Often CLOs contain loans that are more transitional than loans contributed to conduit securitizations. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs are not actively traded and are relatively illiquid investments and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

Because of the requirements of the Risk Retention Rule, if we purchase a horizontal subordinate strip of a CLO to satisfy the Risk Retention Rule, we would not be able to dispose of those subordinate interests during the required risk retention period, which may increase our risk of loss.

A CLO may include certain interest coverage tests, overcollateralization coverage tests or other tests that, if not met, may result in a change in the priority of distributions, which may result in the reduction or elimination of distributions to the subordinate debt and equity tranches until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, if we hold subordinate debt interests in a CLO that contains such tests and such tests are not satisfied, we may experience a significant reduction in our cash flow from those interests.

Furthermore, if any CLO that we sponsor or hold interests in fails to meet certain tests relevant to the most senior debt issued and outstanding by the CLO issuer, an event of default may occur under that CLO. If that occurs, (i) if we were serving as manager of the CLO, our ability to manage the CLO may be terminated and (ii) our ability to attempt to cure any defaults in the CLO may be limited, which would increase the likelihood of a reduction or elimination of cash flow and returns to us in the CLOs for an indefinite time.

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

Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the mortgaged properties underlying our investments at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the mortgaged properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.

The owners of, borrowers on, and tenants occupying, the properties which secure our investments may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws, which may create potential for risk of loss to us.

Although commercial mortgage lenders typically seek to reduce the risk of borrower bankruptcy through such items as non-recourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the owners of, borrowers on, and tenants occupying, the properties which secure our investments may still seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. One of the protections offered in such proceedings to each of these parties is a stay of legal proceedings, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on its collateral, and could adversely affect the value of those assets. Other protections in such proceedings to borrowers, owners and tenants include forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.

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

There is no assurance that we will be able to obtain, maintain or renew our financing facilities on terms or advance rates favorable to us or at all. Furthermore, any financing facility that we enter into will be subject to conditions and restrictive covenants relating to our operations, which may inhibit our ability to grow our business and increase revenues. To the extent we breach a covenant or cannot satisfy a condition, such facility may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. Further, such borrowings may limit the length of time during which any given asset may be used as eligible collateral.

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

Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2017, we had $3.2 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.

Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of December 31, 2017, our subsidiaries had approximately $4.5 billion of indebtedness and other liabilities outstanding and no preferred equity.

The indentures governing our Notes contains restrictive covenants that may limit our ability to expand or fully pursue our business strategies.

The indentures governing our Notes contain financial and operating covenants that may limit our ability to take specific actions, even if we believe them to be in our best interest and require us to, among other things, maintain at all times a specified ratio of indebtedness to equity and a certain level of unencumbered assets. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events.

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

We cannot predict the effect of changes to, or the transition away from, LIBOR on Ladder’s assets and liabilities.

Ladder’s floating rate mortgage loans and financing facilities bear interest at adjustable rates based on LIBOR for one-month Eurodollar deposits or other established interest indices. Regulators and law enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the United Kingdom Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the United Kingdom (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which, if implemented, would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”) took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but it is not clear LIBOR will survive in its current form, or at all.

We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes on Ladder’s assets and liabilities. We cannot predict what alternative index would be chosen by our lenders, should this occur. The uncertainty as to the nature of, and methodology for calculating and administering, any replacement reference rate, the uncertainty regarding interest rate calculations prior to the establishment of such replacement rate, whether the replacement rate will gain widespread market acceptance and the potential need to amend existing documentation present additional risks.

Risks Related to Regulatory and Compliance Matters

One of our subsidiaries is registered as a broker-dealer and is subject to various broker-dealer regulations. Violations of these regulations could result in revocation of broker-dealer licenses, fines or other disciplinary action.

We have a subsidiary, LCS, which is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of FINRA. This subsidiary, which from time to time serves as a manager (or co-manager) of the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. The SEC and FINRA have also imposed both conduct-based and disclosure-based requirements with respect to research reports. Violation of these regulations can result in the revocation of broker-dealer licenses (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. In addition, LCS is subject to routine periodic examination by the staff of FINRA.

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

The Dodd-Frank Act imposes additional regulation by the SEC, the CFTC and LCS’ other regulators. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. LCS is also affected by rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require that any person who organizes or initiates an asset-backed security transaction to retain a portion (at least 5%) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules prohibiting securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The rules exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.

Our subsidiary, LCAM, is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently is an investment adviser to a mutual fund registered under the Investment Company Act, which subjects LCAM to regulation under the Investment Company Act, including with respect to the fees our subsidiary earns from the fund and the ability of the mutual fund to enter into principal transactions or joint transactions with us and our affiliates. Non-compliance with the Advisers Act, the Investment Company Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

If our subsidiary that is regulated as a registered investment adviser is unable to accumulate assets under management or successfully negotiate the terms of its management fees, our results of operations could be negatively impacted.

Our asset management business depends in large part on our ability to raise capital from third-party investors. If we are unable to raise capital from third-party investors, we would be unable to collect management fees or deploy their capital into investments and potentially receive additional fees and compensation, which would materially reduce our revenue and cash flow from our asset management business and adversely affect our financial condition. Regulations adopted and anticipated to be adopted by the Department of Labor may create compliance and operational challenges for companies that distribute investment products and may make it more difficult for our investment adviser subsidiary to raise capital for clients that it manages.

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
On January 20, 2016, the FHFA, regulator of the FHLB, published a final rule amending its regulation on FHLB membership. The final rule was effective February 19, 2016 and requires that Tuebor’s FHLB membership be terminated by the FHLB no later than February 19, 2021. According to the final rule, during this five-year transition period, the FHLB may continue to make new advances to Tuebor so long as they do not exceed the lesser of forty percent of Tuebor’s total assets, and they do not have a maturity of later than February 19, 2021. Existing advances that mature after the termination of Tuebor’s membership are permitted to remain in place until maturity of such advances. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Tuebor’s outstanding advances from the FHLB as of December 31, 2017 were less than forty percent of Tuebor’s total assets and less than 150% of the Company’s total equity at that date. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.
FHLB advances amounted to 31.3% of the Company’s outstanding debt obligations as of December 31, 2017.  The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year transition period and it has multiple, diverse funding sources for financing its portfolio in the future.  In the latter stages of the five-year transition period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available.  In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
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

Accounting and tax rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our consolidated financial statements.

Accounting and tax rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, or (“VIEs”), and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements, result in a need to restate our financial results and affect our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely adversely affect our security prices significantly.

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

Certain of our entities may make loans to other of our entities on other-than-arms’-length terms.

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

The Company and certain of its affiliates, including the Ladder Select Bond Fund (“LSBIX”), may compete to acquire the Company’s target assets, which are allocated in accordance with the allocation policy established by LCAM, but which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

LCAM and Ladder acquire for themselves or accounts they manage, as the case may be, assets that they determine, in their reasonable and good faith judgment, are appropriate based on account objectives, policies and strategies, and other relevant factors. From time to time, Ladder may seek to purchase for its proprietary account the same or similar assets that LCAM seeks to purchase for LSBIX, which is currently limited to commercial real estate-related securities, or for other accounts that may be managed by LCAM in the future.

Because many of our targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for LSBIX and may be targeted assets for other accounts LCAM may manage in the future, neither Ladder nor LCAM may be able to buy as much of any given asset as required to satisfy the needs of Ladder, LSBIX and any other account LCAM may manage in the future. In these cases, the allocation policy adopted by LCAM will require the allocation of such assets among us and accounts managed by LCAM in a manner consistent with LCAM’s fiduciary duty and in accordance with applicable law and regulatory interpretations.

In making such allocations, LCAM seeks to allocate investment opportunities in a fair and equitable manner over time. In making such allocations, LCAM may allocate an investment opportunity that is appropriate for us and accounts managed by LCAM in a manner that excludes us or results in a disproportionate allocation based on factors or criteria applicable under the allocation policy. We and accounts managed by LCAM also may purchase different classes of securities in the same issuer and a conflict of interest could arise between the holders of the different classes of securities if the issuer were to develop insolvency concerns. In addition, conflicts of interest may exist in the valuation of our investments and the allocation of fees and costs among us and accounts managed by LCAM.

There is no guarantee that the policies and procedures adopted by us, the terms and conditions of an investment management agreements or the policies and procedures adopted by LCAM, Ladder and our affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. To the extent we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional capital, LCAM’s ability to manage additional accounts or result in potential litigation or regulatory action against us or LCAM.

Our engagement in transactions with, and investment in, certain securitization vehicles under which we also serve as collateral manager, directing holder and/or special servicer may present conflicts of interest.

We have engaged in transactions with, and invested in, certain of the securitization vehicles under which we also serve as collateral manager, directing holder and/or special servicer, and/or may do so in the future. We have previously, and may in the future, purchase investments in these vehicles that are senior or junior to, or have rights and interests different from or adverse to, other investors or credit support providers in the debt or other securities of such securitization vehicles. Our interests in such transactions and investments may conflict with the interests of such other investors or credit support providers at the time of origination or in the event of a default or restructuring of a securitization vehicle or underlying assets.

We may have conflicts of interest in exercising our rights as holder of subordinated classes of CMBS and in owning the entity that also acts as or directs the special servicer for such transactions. It is possible that we, acting as the directing holder for a CMBS or CLO transaction, may direct special servicer actions that conflict with the interests of certain other classes of the CMBS or CLO issued in that transaction.

Although we seek to make decisions with respect to our securitization vehicles in a manner that we believe is fair and consistent with the operative legal documents governing these vehicles, perceived or actual conflicts may create dissatisfaction among the other investors in such vehicles and may give rise to litigation or regulatory enforcement actions. Regulatory scrutiny of, or litigation in connection with, such conflicts of interest could materially adversely affect our ability to manage or generate income or cash flow from our securitizations business, cause harm to our reputation and adversely affect our ability to attract investors for future vehicles. Appropriately dealing with conflicts of interest is complex and our reputation could be damaged if we fail to deal appropriately with one or more perceived or actual conflicts of interest.

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
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable U.S. Department of the Treasury (the “Treasury”) regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, hedging-related losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Part of our strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin transfers it is contractually owed under the terms of the hedging instrument). These potential payments will be contingent liabilities and therefore may not appear in our financial statements. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings.

We intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect our business because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;

•	applicable law may require mandatory margining or clearing of certain interest rate hedges we may wish to use, which may raise costs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign its side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

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
With respect to uncleared swaps that could be needed to execute our hedging strategy, regulations that have been adopted in the U.S. (under the Dodd-Frank Act) impose mandatory margin requirements. Similar rules have been adopted in Europe and other jurisdictions where our dealer counterparties may be located. These rules impose obligations on many derivatives market participants to collect and post “variation margin” in connection with over-the-counter derivatives and, on a smaller group of market participants, to also collect and post “initial margin.” The impacts on us depend on the impact on prices in the interdealer hedging market (which may affect the pricing we can obtain from dealers) and whether one or both of these margin requirements apply to our derivatives counterparties when transacting with us. The rules began to go into effect in the interdealer market in September 2016 and variation margin requirements in the broader market went into effect in the U.S. in March 2017. Initial margin requirements are phasing in over several years. The rules are intended to provide that the margin requirements for parties subject to “initial margin” requirements are higher than the margin requirements for similar cleared derivatives.
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

Additional non-U.S. regulations governing derivative transactions and market participants are also expected, particularly in Europe. In the U.S., the situation is less certain as the Dodd-Frank Act requires U.S. regulators to finalize certain regulations that have not yet been adopted; however, the Trump administration and Republicans in Congress have indicated that they intend to roll back some of the regulations previously adopted. Additional regulations could increase the short- and long-term operational and transactional cost of derivatives contracts and also affect the number and/or creditworthiness of available hedge counterparties. Reductions or revisions to regulations previously adopted in the U.S. also may impose short-term adjustment costs. To the extent that we may enter hedging transactions with European regulated entities (“EU counterparties”), we expect that the new compliance requirements of such EU counterparties may affect our own operational and compliance costs. From January 2018, European regulations such as the Second EU Markets in Financial Instruments Directive (Directive 2014/65/EU) (“MiFID 2”) and the European Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (“MiFIR”) will affect the EU rules on conduct of business, pre- and post-trade transparency, transaction reporting and mandatory trading (amongst other areas relating to financial services). The EU counterparties’ pricing, costs and charges may change as a result of MiFID 2 and MiFIR, thus impacting our derivatives positions with EU counterparties.

Risks Related to Our Organization and Structure

Our only material asset is our interest in each Series of LCFH and we are accordingly dependent upon distributions from such Series of LCFH to pay dividends, taxes and other expenses.

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as the general partner of Series TRS. We have no independent means of generating revenue. We expect each Series of LCFH to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement with the Continuing LCFH Limited Partners (the “Tax Receivable Agreement” or “TRA”), and to cover dividends declared by us. To the extent that we need funds, and LCFH is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. Please see Note 1 to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this Annual Report for a description of our capital structure.

We may be required to pay certain existing unitholders of LCFH Series TRS for certain tax benefits we may claim arising in connection with future exchanges of Series TRS LP Units under the Third Amended and Restated Limited Liability Limited Partnership Agreement of LCFH, as amended (the “LLLP Agreement”), which payments could be substantial.

The Continuing LCFH Limited Partners may from time to time exchange an equal number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis (as described in more detail in “Certain Relationships and Related Transactions and Director Independence—Amended and Restated Limited Liability Limited Partnership Agreement.” As a result of these additional exchanges we will become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire Series Units and the proportionate share of LCFH Series TRS’s tax basis allocable to such units at the time of the exchange. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced by the increase (for tax purposes) in depreciation and amortization deductions attributable to our interests in LCFH Series TRS, although the U.S. IRS may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge. The expected benefits for prior conversions which have not yet been realized have been reduced as a result of the Tax Cuts and Jobs Act which reduced the corporate federal income tax rate in periods subsequent to 2017. The Company adjusted the expected deferred tax benefits and related payable in 2017 to reflect the impact of this change.

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
Holders of Class A common stock may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions or otherwise.
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

We operate and intend to continue operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015. Although we have not requested and we do not intend to request a ruling from the IRS as to our REIT qualification, in connection with various corporate initiatives we have received opinions from Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinions of Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP represent only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinions were expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinions of Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden, Arps, Slate, Meagher & Flom LLP and Kirkland & Ellis LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be REIT-qualifying income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock and securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We elected for certain of our subsidiaries to be treated as TRSs. Our TRSs will pay U.S. federal, state and local income tax on their consolidated taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us. We have structured the formation transactions such that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

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

Moreover, the Company owns appreciated assets at the REIT level that it held before the effective date of its REIT election, January 1, 2015. If the Company disposes of any such appreciated assets during the five-year period following the Company’s qualification as a REIT, the Company will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets at the time that the Company became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. The Company would be subject to this tax liability even if it qualifies and maintains its status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and the Company’s distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. The Company may choose not to sell in a taxable transaction appreciated assets it might otherwise sell during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, if the Company sells such assets in a taxable transaction, the amount of corporate tax that the Company will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time the Company became a REIT. The amount of tax could be significant.

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

Further, to qualify as REITs, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.

We invest in mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We or certain of our REIT subsidiaries may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, it could impact our ability to qualify as a REIT.

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

•
part or all of the income or gain recognized with respect to our Class A common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Code may be treated as unrelated business taxable income; and

•
to the extent that we have "excess inclusion income," e.g., from: (i) us (or a part of us, or a disregarded subsidiary of ours) being treated as a “taxable mortgage pool"; (ii) us holding residual interests in a REMIC securitization; or (iii) us receiving income from another REIT that is treated as excess inclusion income, a portion of the distributions paid to a tax-exempt shareholder that is allocable to such excess inclusion income may be treated as unrelated business taxable income.

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

Under the recently enacted Tax Cuts and Jobs Act, we generally will be required to take certain amounts into income not later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the previous tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring mortgage-backed securities transactions (“MBS Transactions”), which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure MBS Transactions in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The 100% tax does not apply to gains from the sale of foreclosure property or property that is held through a TRS or other taxable corporation, as is the case with our securitization business, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our MBS Transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on U.S. GAAP.

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 16 to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this Annual Report.

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
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common equity. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. The recently enacted Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends in comparison to other income recognized by such taxpayers. The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common equity and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and may be adverse to us or our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. We also rent regional offices at 10250 Constellation Boulevard, Suite 260, Los Angeles, California, 90067 and 433 Plaza Real, Suite 275, Boca Raton, Florida, 33432.

We own a portfolio of commercial real estate properties which are included in our real estate business segment. As of December 31, 2017, we owned 132 single tenant net leased properties with an aggregate book value of $683.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2017, our net leased properties comprised a total of 5.1 million square feet, 100% leased with an average age since construction of 13.5 years and a weighted average remaining lease term of 14.3 years. Given the long term nature and single tenant occupancy of the net leased properties, there are no rent concessions or abatements on these properties. We generally originate senior secured mortgage loans on our net leased properties, and many of these mortgage loans have subsequently been securitized and are included as non-recourse mortgage loan financing in debt obligations on our consolidated balance sheets at December 31, 2017.

In addition, as of December 31, 2017, we owned 34 other properties with an aggregate book value of $331.1 million. Through separate joint ventures, we owned a portfolio of 13 office buildings in Richmond, VA with a book value of $90.6 million with an 88.1% occupancy rate, a mobile home community in El Monte, CA with a book value of $52.9 million with a 66.5% occupancy rate, a portfolio of four single-tenant office buildings in St. Paul, MN with a book value of $50.6 million, an apartment complex in Miami, FL with a book value of $37.0 million and an occupancy rate of 94.1%, a portfolio of seven office buildings in Richmond, VA with a book value of $16.1 million and an 87.1% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.5 million and a 86.9% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.8 million and a 100.0% occupancy rate, and a single-tenant warehouse in Grand Rapids, MI with a book value of $5.5 million. We also own a single-tenant office building in Ewing, NJ with a book value of $29.5 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.5 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.6 million, a shopping center in Carmel, NY with a book value of $6.6 million and a 42.5% occupancy rate, and an office building in Peoria, IL with a book value of $3.0 million and a 48.9% occupancy rate.

In addition, as of December 31, 2017, we owned 13 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $4.9 million through a consolidated joint venture with an operating partner and 48 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $12.8 million. None of the remaining Veer units we hold were leased and occupied as of December 31, 2017 and the remaining Terrazas units we hold were 81.3% leased and occupied as of December 31, 2017. As of December 31, 2017, three condominium units were under contract for sale at Veer Towers with a book value of $0.8 million and seven condominium units were under contract for sale at Terrazas with a book value of $1.6 million. We expect to substantially complete the sale of the remaining Veer units in 2018 and the remaining Terrazas units in less than 18 months. The condominium units are included in our real estate business segment. Depending on market conditions for new leases and renewals in this residential inventory, we may provide tenants rent concessions or abatements. We intend to sell the entire inventory of units over time. We are leasing the units currently under short-term leases (less than two-year terms) to offset operating expenses during our sales process, and therefore, any rent concessions or abatements would have no material impact on our operations.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of December 31, 2017 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Lease
Rockford, MN	12/08/17	$1,195	2017	10/31/32	9,002	$1,241	$—	$1,241	$87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,300	—	1,300	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,283	—	1,283	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,249	950	299	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,383	1,020	363	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,343	989	354	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,315	954	361	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,209	908	301	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,282	959	323	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,339	974	365	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	138,563	83,516	55,047	7,296	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,217	872	345	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,177	893	284	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,206	874	332	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,337	1,002	335	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,242	913	329	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,410	1,111	299	102	100.0%
Springfield, IL	11/16/16	1,322	2016	6/30/31	9,026	1,373	1,011	362	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,703	4,933	1,770	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,242	920	322	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,192	910	282	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,291	954	337	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,184	954	230	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,425	1,061	364	100	100.0%

Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,329	1,018	311	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,143	868	275	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,250	932	318	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,272	1,010	262	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,381	1,026	355	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,343	990	353	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,223	946	277	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,098	887	211	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	998	784	214	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,203	961	242	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,187	924	263	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,329	1,048	281	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,479	1,137	342	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,401	1,132	269	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,326	1,044	282	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,166	949	217	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,392	1,087	305	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,204	838	366	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,145	774	371	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,152	820	332	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,518	7,984	3,534	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,326	899	427	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,208	3,639	1,569	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,664	8,834	3,830	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,221	820	401	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,101	787	314	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,072	741	331	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,319	906	413	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,099	742	357	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,204	933	271	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,323	1,004	319	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,071	824	247	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,127	863	264	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,040	706	334	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,146	769	377	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,221	815	406	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,588	4,701	1,887	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,197	821	376	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,177	821	356	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,795	6,526	2,269	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,110	791	319	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,282	867	415	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,203	857	346	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,158	824	334	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	994	697	297	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,343	910	433	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,033	718	315	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	924	630	294	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,107	778	329	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,078	746	332	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,053	732	321	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,164	784	380	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,036	719	317	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,143	804	339	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	876	651	225	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,824	8,905	1,919	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,871	4,579	1,292	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,773	3,721	1,052	325	100.0%

Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,931	3,838	1,093	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	25,880	18,674	7,206	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,201	896	305	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,020	771	249	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	960	725	235	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,962	5,688	2,274	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,193	6,436	1,757	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,536	2,804	732	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,408	12,848	3,560	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	15,039	11,719	3,320	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,846	8,366	2,480	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,738	7,808	1,930	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,620	7,595	2,025	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	9,042	7,129	1,913	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,966	5,113	2,853	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,948	3,075	873	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,691	3,922	769	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,112	2,490	622	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	29,184	22,837	6,347	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,213	5,686	1,527	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,860	2,984	876	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,347	3,233	1,114	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,482	3,304	1,178	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,040	2,934	1,106	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,218	3,865	1,353	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,550	3,435	1,115	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	6,002	4,562	1,440	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	4,939	3,821	1,118	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,353	3,068	1,285	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	5,969	4,781	1,188	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	23,517	18,948	4,569	2,212	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	17,997	13,909	4,088	1,662	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	16,013	12,497	3,516	1,493	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	15,889	11,620	4,269	1,388	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	13,841	10,904	2,937	1,303	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	5,798	4,727	1,071	628	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	977	818	159	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,037	797	240	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	820	718	102	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,407	3,409	998	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,504	5,314	1,190	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,536	5,169	1,367	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	5,858	4,596	1,262	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,132	11,109	1,023	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,368	2,652	716	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,195	3,090	1,105	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,713	3,474	1,239	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,558	3,264	1,294	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	3,971	2,925	1,046	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	3,963	2,901	1,062	362	100.0%
Total Net Lease		724,379			5,091,472	683,260	495,949	187,311	48,515

Other
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,509	6,034	4,475	675	100.0%
Miami, Fl	08/31/17	38,145	1987	9/30/18	166,176	37,005	—	37,005	3,586	80.0%	(6)
El Monte, CA	04/12/17	54,110	1968	11/1/27	(5)	52,892	—	52,892	3,064	70.0%	(6)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,049	—	3,049	1,610	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	29,474	21,818	7,656	2,582	100.0%

Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,562	—	6,562	491	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,642	6,658	1,984	1,156	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,763	7,226	1,537	849	97.0%	(6)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,451	4,918	533	552	97.0%	(6)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	50,608	47,620	2,988	12,609	97.0%	(6)(7)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	16,102	15,796	306	2,711	77.5%	(6)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	90,572	86,679	3,893	10,915	77.5%	(6)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,478	—	11,478	3,539	90.0%	(6)
Total Other		386,083			3,141,015	331,107	196,749	134,358	44,339
Condominium
Miami, FL	11/21/13	80,000	2010		(8)	12,778	—	12,778	1,438	100.0%	(9)
Las Vegas, NV	12/20/12	119,000	2006		(10)	4,896	—	4,896	225	98.8%	(6)(11)
Total Condominium		199,000			—	17,674	—	17,674	1,663
Total		$1,309,462			8,232,487	$1,032,041	$692,698	$339,343	$94,517

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2017. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	421 mobile home pads.

(6)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(7)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of December 31, 2017.

(8)	48 remaining condominium units. As of December 31, 2017, seven condominium units were under contract for sale with a book value of $1.6 million.

(9)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(10)	13 remaining condominium units. As of December 31, 2017, three condominium units were under contract for sale with a book value of $0.8 million.

(11)
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

Class A Common Stock

The following table sets forth the quarterly high, low and closing price per share of Class A common stock, reported on the NYSE, with respect to the periods indicated:

Period	High	Low	Close

2017
First Quarter	$15.23	$13.48	$14.44
Second Quarter	15.11	13.35	13.41
Third Quarter	13.88	12.83	13.78
Fourth Quarter	14.00	13.23	13.63

2016
First Quarter	$12.88	$8.64	$12.45
Second Quarter	13.01	11.29	12.20
Third Quarter	13.87	11.57	13.24
Fourth Quarter	15.53	12.14	13.72

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
	$1.215

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460	(1)
Total	$1.285

(1)         On December 1, 2016, our board of directors approved the fourth quarter 2016 dividend of $0.46 per share of our Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock with the total cash paid to shareholders equaling $20.8 million.

Please see Note 12 to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this Annual Report for the tax treatment for our aggregate distributions per share.

Consistent with our intention to operate as a REIT, we have paid and in the future intend to declare regular quarterly distributions to our shareholders.

In order to qualify as a REIT we must annually distribute at least 90% of our taxable income. We have paid our fourth quarter distribution in cash and may pay future distributions in cash and stock as permitted under IRS guidance, although, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

On March 1, 2017, we announced that our board of directors declared a quarterly cash dividend of $0.300 per share of Class A common stock, which was paid on April 3, 2017, to shareholders of record as of the close of business on March 13, 2017.

On June 1, 2017, we announced that our board of directors declared a quarterly cash dividend of $0.300 per share of Class A common stock, which was paid on July 3, 2017, to shareholders of record as of the close of business on June 12, 2017.

On September 1, 2017, we announced that our board of directors declared a quarterly cash dividend of $0.300 per share of Class A common stock, which was paid on October 2, 2017, to shareholders of record as of the close of business on September 11, 2017.

On November 7, 2017, we announced that our board of directors declared a quarterly cash dividend of $0.315 per share of Class A common stock, which was paid on January 3, 2018 to shareholders of record as of the close of business on December 11, 2017.

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

Holders

On February 26, 2018, the Company had 18 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 26, 2018 was $14.82. On February 26, 2018, the Company had 15 Class B common shareholders of record.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2017, the Company repurchased 189,897 shares of Class A common stock at an average of $13.61 per share for a total aggregate purchase price of $2.6 million. All repurchased shares are recorded in treasury stock at cost.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the year ended December 31, 2017 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2017 - January 31, 2017	—	$—	—	$44,353
February 1, 2017 - February 28, 2017	—	—	—	44,353
March 1, 2017 - March 31, 2017	—	—	—	44,353
April 1, 2017 - April 30, 2017	—	—	—	44,353
May 1, 2017 - May 31, 2017	—	—	—	44,353
June 1, 2017 - June 30, 2017	—	—	—	44,353
July 1, 2017 - July 31, 2017	—	—	—	44,353
August 1, 2017 - August 31, 2017	—	—	—	44,353
September 1, 2017 - September 30, 2017	—	—	—	44,353
October 1, 2017 - October 31, 2017	—	—	—	44,353
November 1, 2017 - November 30, 2017	154,897	13.61	154,897	42,245
December 1, 2017 - December 31, 2017	35,000	13.59	35,000	41,769
Total	189,897	$13.61	189,897	$41,769

(1)         The total number of shares repurchased includes shares purchased pursuant to the plan described in footnote (2) below.
(2)         In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s common stock from time to time.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2017, 20,767,407 Series REIT LP Units and 20,767,407 Series TRS LP Units were collectively exchanged for 20,767,407 shares of Class A common stock and 20,767,407 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2017, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	982,135	$15.03	4,122,374
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	982,135	$15.03	4,122,374

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

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period February 6, 2014 through December 31, 2017 to the Wells Fargo Commercial Mortgage REIT Index (“Commercial Mortgage REIT Index”) and the Standard & Poor’s Index (“S&P 500”). The closing price of the Company’s Class A common stock on February 6, 2014 (on which the graph is based) was $16.99. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Returns

Based upon initial investment of $100 on February 6, 2014(1)

160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
Feb. 2014
Apr. 2014
Jul. 2014
Oct. 2014
Jan. 2015
Mar. 2015
Jun. 2015
Sep. 2015
Dec. 2015
Feb. 2016
May. 2016
Aug. 2016
Oct. 2016
Jan. 2017
Apr. 2017
Jul. 2017
Sep. 2017
Dec. 2017
LADR
Commercial Mortgage REIT Index
S&P 500 Index

	Ladder Capital Corp	Commercial Mortgage REIT Index	S&P 500 Index

February 6, 2014	$100.00	$100.00	$100.00
December 31, 2014	$115.42	$104.24	$116.10
December 31, 2015	$86.20	$98.59	$115.25
December 31, 2016	$101.41	$111.83	$126.24
December 31, 2017	$108.03	$116.67	$150.76

(1)         Dividend reinvestment is assumed at quarter end.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in this Annual Report.

The historical financial information for this report included for all periods prior to our IPO were derived from the consolidated financial statements of LCFH and the balance sheet of LCC and does not reflect what our financial position, results of operations, and cash flows would have been had we been a separate, stand-alone public company during those periods. We were not operated as a separate, stand-alone public company for historical periods presented prior to the IPO on February 11, 2014. The consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.

The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating and balance sheet data of the Company as of December 31, 2017, 2016, 2015, 2014 and 2013, and for the years then ended have been derived from the Company’s financial statements for the respective periods. ($ in thousands, except per share and dividend data)

	Year Ended December 31,
	2017	2016	2015	2014	2013

Operating Data:
Interest income	$263,667	$236,372	$241,539	$187,325	$121,578
Interest expense	146,118	120,827	113,303	77,574	48,745
Net interest income	117,549	115,545	128,236	109,751	72,833
Provision for loan losses	—	(300)	(600)	(600)	(600)
Net interest income after provision for loan losses	117,549	115,245	127,636	109,151	72,233
Total other income	186,470	163,312	201,221	189,166	241,705
Total costs and expenses	170,428	158,517	168,166	174,086	121,475
Income before taxes	133,591	120,040	160,691	124,231	192,463
Tax expense	7,712	6,320	14,557	26,605	3,730
Net income	125,879	113,720	146,134	97,626	188,733
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(226)	138	(1,568)	370	1,098
Net income of combined Class A Common shareholders and predecessor unit holders	$125,653	$113,858	$144,566	$97,996	$189,831
Net (income) loss attributed to predecessor unit holders	—	—	—	12,628
Net (income) loss attributed to noncontrolling interest in operating partnership	(30,377)	(47,131)	(70,745)	(66,437)
Net income attributed to Class A common shareholders	$95,276	$66,727	$73,821	$44,187

Earnings per share:
Basic	$1.16	$1.08	$1.43	$0.90
Diluted	$1.13	$1.06	$1.42	$0.86
Weighted average shares outstanding:
Basic	81,902,524	61,998,089	51,702,188	49,296,417
Diluted	109,704,880	107,638,788	51,870,808	97,583,310

Dividends per share of Class A common stock	$1.215	$1.285	$2.225	$—

	Year Ended December 31,
	2017	2016	2015	2014	2013

Cash Flow Data:
Net cash provided by (used in):
Operating activities(1)	$11,985	$338,427	$(38,307)	$124,162	$418,843
Investing activities(1)	(306,635)	36,285	34,650	(2,284,953)	(1,025,629)
Financing activities	387,905	(448,077)	22,001	2,158,268	640,349

Balance Sheet Data (at end of period):
Cash and cash equivalents	$76,674	$44,615	$108,959	$76,218	$78,742
Restricted cash	106,009	44,813	53,835	42,438	28,521
Total cash, cash equivalents and restricted cash	182,683	89,428	162,794	118,656	107,263
Mortgage loan receivables	3,508,642	2,353,977	2,310,409	1,939,008	979,568
Real estate securities	1,106,517	2,100,947	2,407,217	2,815,566	1,657,246
Real estate and related lease intangibles, net	1,032,041	822,338	834,779	768,986	624,219
Total assets	6,025,615	5,578,337	5,895,212	5,814,235	3,482,216
Total debt outstanding	4,379,826	3,942,138	4,274,723	4,182,954	2,208,041
Total liabilities	4,537,469	4,068,783	4,403,804	4,309,028	2,296,983
Total shareholders’ equity (partners’ capital)	1,234,968	971,390	828,215	785,432	1,176,397
Total noncontrolling interest in operating partnership	240,861	533,246	657,380	711,674	—
Total noncontrolling interest in consolidated joint ventures	12,317	4,918	5,813	8,101	8,837
Total equity (capital)	1,488,146	1,509,554	1,491,408	1,505,207	1,185,234

(1)         The Company adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) during the three month period ended December 31, 2017. The only significant impact was the reclassification of a portion of payments received in Interest Only (“I/O”) securities previously reflected as operating cash inflows under prevailing industry practice to investing cash inflows. Refer to recently adopted accounting pronouncements in Note 2 to our consolidated financial statements.

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

As a result of the IPO and certain other recapitalization transactions (collectively, the “IPO Transactions”), Ladder Capital Corp became the sole general partner of LCFH and, as a result of the serialization of LCFH on December 31, 2014, became the sole general partner of Series REIT of LCFH. LC TRS I LLC, a wholly-owned subsidiary of Series REIT of LCFH, is the general partner of Series TRS of LCFH. Ladder Capital Corp has a controlling interest in Series REIT of LCFH, and through such controlling interest, also has a controlling interest in Series TRS of LCFH. Ladder Capital Corp’s only business is to act as the sole general partner of LCFH and Series REIT of LCFH, and, as a result of the foregoing, Ladder Capital Corp directly and indirectly operates and controls all of the business and affairs of LCFH, and each Series thereof, and consolidates the financial results of LCFH, and each Series thereof, into Ladder Capital Corp’s consolidated financial statements.

Results since inception consist of LCFH’s operations from October 2008 to February 10, 2014 and Ladder Capital Corp’s operations from February 11, 2014 to December 31, 2017.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

Investment overview

Investment activity in the year ended December 31, 2017 focused on loan and security activities. We originated and funded $2.9 billion in principal value of commercial mortgage loans, which was offset by $1.5 billion of sales and $386.9 million of principal repayments in the year ended December 31, 2017. We acquired $210.5 million of new securities, which was offset by $1.0 billion of sales and $138.4 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $1.0 billion. We also invested $236.9 million in real estate and received proceeds from the sale of real estate of $31.1 million.

Investment activity in the year ended December 31, 2016 focused on loan and securities activities. We originated and funded $2.1 billion in principal value of commercial mortgage loans, which was offset by $1.4 billion of sales and $651.7 million of principal repayments in the year ended December 31, 2016. We acquired $977.5 million of new securities, which was offset by $539.3 million of sales and $684.1 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $306.3 million. We also invested $62.5 million in real estate and received proceeds from the sale of real estate of $66.5 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $95.3 million for the year ended December 31, 2017, compared to $66.7 million for the year ended December 31, 2016. The most significant drivers of the $28.6 million increase are as follows:

•
an increase in total other income (loss) of $23.2 million, primarily as a result of an increase of $28.0 million in sales of loans, net, an increase of $12.2 million in operating lease income and an increase of $9.5 million in realized gains on securities, partially offset by a $11.2 million decrease in net results from derivative transactions, a $9.2 million decrease in profits on sale of real estate and a $5.5 million decrease in gain on extinguishment of debt; and

•
an increase in total costs and expenses of $11.9 million compared to the prior year, primarily as a result of a $6.2 million increase in salaries and employee benefits and a $2.7 million increase in real estate operating expenses.

•
an increase in income tax expense (benefit) of $1.4 million compared to the prior year, primarily as a result of increased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments.

•	a decrease in net income attributable to noncontrolling interest in operating partnership of $16.8 million due to exchanges of Class B common stock for Class A common stock during the year.

Core Earnings, a non-GAAP financial measure, totaled $178.8 million for the year ended December 31, 2017, compared to $158.2 million for the year ended December 31, 2016. The significant components of the $20.5 million increase in Core Earnings are an increase in total other income (loss) of $24.2 million, primarily as a result of an increase of $29.5 million in sale of loans, net, an increase of $12.2 million in operating lease income and an increase of $9.5 million in gain (loss) on securities, partially offset by a decrease of $10.3 million in net results from derivative transactions, a decrease of $9.2 million in sale of real estate, net, a decrease of $5.5 million in gain on extinguishment of debt and an increase in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $263.7 million for the year ended December 31, 2017, compared to $236.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, securities investments averaged $1.5 billion and loan investments averaged $3.0 billion. For the year ended December 31, 2016, securities investments averaged $2.5 billion and loan investments averaged $2.3 billion. There was a $774.1 million increase in loan investments, offset by a $1.0 billion decrease in securities investments, resulting in higher interest income due to the higher yield on loans versus securities.

Interest expense totaled $146.1 million for the year ended December 31, 2017, compared to $120.8 million for the year ended December 31, 2016. The $25.3 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2016 and 2017 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $3.4 million from $18.1 million for the year ended December 31, 2016 to $21.5 million for the year ended December 31, 2017, primarily as a result of our increase in average outstanding mortgage loan financing of $635.2 million for the year ended December 31, 2017 compared to $553.1 million for the year ended December 31, 2016.

Net interest income after provision for loan losses totaled $117.5 million for the year ended December 31, 2017, compared to $115.2 million for the year ended December 31, 2016. The $2.3 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $161.4 million for the year ended December 31, 2017, compared to $150.7 million for the year ended December 31, 2016. The $10.7 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of December 31, 2017, the weighted average yield on our mortgage loan receivables was 7.0%, compared to 6.7% as of December 31, 2016 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of December 31, 2017, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.1%, compared to 2.3% as of December 31, 2016. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2016 to December 31, 2017 was primarily due to higher prevailing market borrowing rates as of December 31, 2017 compared to December 31, 2016. As of December 31, 2017, we had outstanding borrowings secured by our mortgage loan receivables equal to 47.6% of the carrying value of our mortgage loan receivables, compared to 43.3% as of December 31, 2016.

As of December 31, 2017, the weighted average yield on our real estate securities was 2.9%, compared to 2.9% as of December 31, 2016. As of December 31, 2017, the weighted average interest rate on borrowings against our real estate securities was 1.7%, compared to 1.3% as of December 31, 2016. The increase in the rate on borrowings against our real estate securities from December 31, 2016 to December 31, 2017 was primarily due to higher prevailing market borrowing rates as of December 31, 2017 versus December 31, 2016. As of December 31, 2017, we had outstanding borrowings secured by our real estate securities equal to 72.8% of the carrying value of our real estate securities, compared to 83.2% as of December 31, 2016.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2017 and 2016, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of December 31, 2017, we had outstanding borrowings secured by our real estate equal to 67.1% of the carrying value of our real estate, compared to 71.8% as of December 31, 2016.

Provision for loan losses

We had no provision for loan loss expense for the year ended December 31, 2017 compared to a $0.3 million provision for loan losses for the year ended December 31, 2016. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that no provision expense for loan losses was required for the year ended December 31, 2017. As of December 31, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, with a carrying value of $26.9 million were in default. The Company determined that no impairment was necessary due to the property’s liquidation value, however, the Company has placed the loans on non-accrual status as of July 1, 2017.

Operating lease income and tenant recoveries

Operating lease income totaled $89.5 million for the year ended December 31, 2017, compared to $77.3 million for the year ended December 31, 2016. The an increase of $12.2 million was primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at December 31, 2017 versus $822.3 million at December 31, 2016, as well as a full period of operations of properties acquired in 2016.

Tenant recoveries totaled $7.2 million for the year ended December 31, 2017, compared to $6.0 million for the year ended December 31, 2016. The increase of $1.2 million primarily reflects additional recoveries on properties acquired in 2017 and a full period of recoveries on properties acquired in 2016, partially offset by the decrease in recoveries on an existing office property due to a lease expiration.

Sale of loans, net

Income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $54.0 million for the year ended December 31, 2017, compared to $26.0 million for the year ended December 31, 2016, an increase of $28.0 million. Income from sales of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2017, we participated in seven separate securitization transactions, selling/transferring 114 loans with an aggregate outstanding principal balance of $1.5 billion. In June 2017, we executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf, recognizing a gain of $26.1 million, which is included in the seven separate securitization transactions mentioned above. During the year ended December 31, 2016, we participated in six separate securitization transactions, selling 104 loans with an aggregate outstanding principal balance of $1.3 billion. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The increase in income (loss) from sales of securitized loans, net of hedging of $49.3 million for the year ended December 31, 2017 compared to $38.4 million for the year ended December 31, 2016 was due to an increase in the aggregate outstanding principal balance of loans sold, period over period, partially offset by increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

Income (loss) from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net of hedging, a non-GAAP financial measure, represents the portion of income (loss) from sale of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sales of securitized loans, net of hedging and a reconciliation to income (loss) from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $17.2 million for the year ended December 31, 2017, compared to $7.7 million for the year ended December 31, 2016, an increase of $9.5 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(3.5) million for the year ended December 31, 2017, compared to $(4.7) million for the year ended December 31, 2016, a reduction of $1.2 million. For the year ended December 31, 2017, we sold $1.0 billion of securities, comprised of $1.0 billion of CMBS and $7.6 million U.S. Agency Securities. For the year ended December 31, 2016, we sold $539.3 million of securities, comprised of $538.1 million of CMBS and $1.2 million U.S. Agency Securities. The increase in sales of securities reflects higher transaction volume in 2017 as compared to 2016.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $1.4 million for the year ended December 31, 2017, compared to a loss of $0.1 million for the year ended December 31, 2016. The positive change of $1.5 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2016 and 2017, partially offset by sales and amortization of the portfolio during the year ended December 31, 2017. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the year ended December 31, 2017, realized gain on sale of real estate, net totaled $11.4 million, compared to $20.6 million for the year ended December 31, 2016. The decrease of $9.2 million was a result of the commercial real estate and residential condominium sales discussed below.

During the year ended December 31, 2017, we sold no single-tenant net lease properties. During the year ended December 31, 2016, we sold two single-tenant net lease properties resulting in a net gain on sale of $1.2 million.

During the year ended December 31, 2017, income from sales of residential condominiums totaled $11.6 million. We sold 46 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $9.3 million, and 40 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.3 million. We expect to substantially complete the sale of the remaining Veer units in 2018 and the remaining Terrazas units in less than 18 months which would result in reduced profit on condominium sales in future periods. During the year ended December 31, 2016, income from sales of residential condominiums totaled $19.4 million. We sold 73 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $15.1 million, and 65 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $4.3 million.

Fee and other income

Fee and other income totaled $18.3 million for the year ended December 31, 2017, compared to $21.4 million for the year ended December 31, 2016. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, dividend income on our investment in FHLB stock and the management of our institutional partnership and our managed account, both of which were terminated during 2015. The $3.1 million decrease in fee and other income year-over-year was primarily due to $3.3 million receivable, which is more fully discussed in Note 16, Income Taxes, from an indemnity counterparty received during the year ended December 31, 2016.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $12.6 million for the year ended December 31, 2017, which was comprised of an unrealized loss of $3.4 million and a realized loss of $9.2 million, compared to a loss of $1.4 million which was comprised of an unrealized gain of $4.2 million and a realized loss of $5.6 million, for the year ended December 31, 2016, a negative change of $11.2 million. The derivative positions that generated these results were a combination of interest rate swaps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2017 was primarily related to movement in interest rates during the year ended December 31, 2017. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.1 million for the year ended December 31, 2017 and 2016. Earnings from our investment in Grace Lake LLC totaled $1.2 million for the year ended December 31, 2017, compared to $1.0 million for the year ended December 31, 2016. Earnings (loss) from our investment in 24 Second Avenue totaled $(1.1) million and $(1.4) million for the years ended December 31, 2017 and 2016, respectively. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $1.1 million and $1.4 million in construction costs and pre-completion sales and marketing costs during the construction period for the years ended December 31, 2017 and 2016, respectively.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $(0.1) million for the year ended December 31, 2017, compared to $5.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $(0.1) million net loss on extinguishment of debt. During the year ended December 31, 2016, the Company retired $21.9 million of principal of the 2017 Notes for a repurchase price of $21.4 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt, and the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $70.5 million for the year ended December 31, 2017, compared to $64.3 million for the year ended December 31, 2016. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $6.2 million in compensation expense was attributable to the increase in equity based compensation expense in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to vesting of grants in the year ended December 31, 2017.

Operating expenses

Operating expenses totaled $21.4 million for the year ended December 31, 2017, compared to $20.6 million for the year ended December 31, 2016. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The increase of $0.8 million represents increased technology expenses and franchise and other non-income taxes, partially offset by a decrease in insurance expense.

Real estate operating expenses

Real estate operating expenses totaled $33.2 million for the year ended December 31, 2017, compared to $30.5 million for the year ended December 31, 2016. The increase of $2.7 million in real estate operating expense was in part due to the increase in real estate in 2016 and 2017, partially offset by a decrease in operating expenses for the condominiums.

Fee expense

Fee expense totaled $5.0 million for the year ended December 31, 2017, compared to $3.7 million for the year ended December 31, 2016. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.3 million in fee expense was primarily attributable to the increase in the balance of of our mortgage loan receivables held for investment, net, at amortized cost at December 31, 2017, as compared to December 31, 2016.

Depreciation and amortization

Depreciation and amortization totaled $40.3 million for the year ended December 31, 2017, compared to $39.4 million for the year ended December 31, 2016. The $0.9 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at December 31, 2017 versus $822.3 million at December 31, 2016, as well as a full period of depreciation and amortization related to properties acquired in 2016, partially offset by an out-of-period adjustment recorded in the first quarter of 2017, reducing depreciation expense by $0.8 million, relating to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $7.7 million for the year ended December 31, 2017, compared to $6.3 million for the year ended December 31, 2016. The increase of $1.4 million is primarily attributable to increased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments.

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

•
a decrease in total costs and expenses of $9.6 million compared to the prior year, primarily as a result of a $5.9 million decrease in real estate operating expenses and a $4.5 million decrease in operating expenses;

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

Income (loss) from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net of hedging, a non-GAAP financial measure, represents the portion of income (loss) from sale of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sales of securitized loans, net of hedging and a reconciliation to income (loss) from sale of loans, net.

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

During the year ended December 31, 2016, we sold two single-tenant net lease property resulting in a net gain on sale of $1.2 million. During the year ended December 31, 2015, we sold four single-tenant net lease properties resulting in a net gain on sale of $2.6 million and one office building in Minneapolis, MN, resulting in a net gain on sale of $13.1 million.

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

Fee and other income

Fee and other income totaled $21.4 million for the year ended December 31, 2016, compared to $15.2 million for the year ended December 31, 2015. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, dividend income on our investment in FHLB stock and the management of our institutional partnership and our managed account, both of which were terminated during 2015. The $6.2 million increase in fee and other income year-over-year was primarily due to a $3.3 million receivable from an indemnity counterparty, which is more fully discussed in Note 16, Income Taxes, an increase in exit fees, HOA fee income and dividend income on our investment in FHLB stock, partially offset by a decrease in management fees due to the termination of our institutional partnership and our managed account and lower origination fees due to lower origination volume in 2016.

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

Salaries and employee benefits

Salaries and employee benefits totaled $64.3 million for the year ended December 31, 2016, compared to $61.6 million for the year ended December 31, 2015. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $2.7 million in compensation expense was attributable to the increase in equity based compensation expense in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to vesting of grants in the year ended December 31, 2016.

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

Real estate acquisition costs

There were $0.6 million of real estate acquisition costs for the year ended December 31, 2016, compared to $2.0 million for the year ended December 31, 2015. The decrease of $1.4 million in real estate acquisition costs was due to $62.5 million of real estate acquisitions during the year ended December 31, 2016, compared to $219.5 million of real estate acquisitions during the year ended December 31, 2015. On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate generally do not meet the revised definition of a business and are treated as asset acquisitions rather than business combinations. Real estate acquisition costs are no longer expensed as incurred and will now be capitalized as a component of the cost of the assets acquired.

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

In addition, as a REIT, we are also required to make sufficient dividend payments to our shareholders (and equivalent distributions to the Continuing LCFH Limited Partners) in amounts at least sufficient to maintain out REIT status. Under IRS guidance, we may elect to pay a portion of our dividends in stock, subject to a cash/stock election by our shareholders, to optimize our level of capital retention. Accordingly, our cash requirement to pay dividends to maintain REIT status could be substantially reduced at the discretion of the board.

A summary of our financial obligations is provided below in our Contractual Obligations table. All our existing financial obligations due within the following year are either extendable for one or more additional years at our discretion or are incurred in the normal course of business (i.e., interest payments/loan funding obligations).

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

As of December 31, 2017, we had unrestricted cash and cash equivalents of $76.7 million, unencumbered loans of $1.0 billion, unencumbered securities of $158.5 million, unencumbered real estate of $128.7 million and $199.5 million of other assets not secured by any portion of secured indebtedness.

To maintain our qualification as a REIT under the Code, we were required to distribute our accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 and we must annually distribute at least 90% of our taxable income. Consistent with the terms of an IRS private letter ruling, we paid our fourth quarter 2016 and 2015 dividends in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.2 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2017. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $5.1 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at December 31, 2017.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $76.7 million and $44.6 million at December 31, 2017 and 2016, respectively. We held restricted cash of $106.0 million and $44.8 million at December 31, 2017 and 2016, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $182.7 million and $89.4 million at December 31, 2017 and 2016, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $12.0 million and $338.4 million during the years ended December 31, 2017 and 2016, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $0.3 billion decrease in cash generated from operations for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2017 and 2016 are set forth in the table below ($ in thousands):

	December 31, 2017	December 31, 2016

Committed loan repurchase facilities	$398,653	$567,163
Committed securities repurchase facility	—	228,317
Uncommitted securities repurchase facilities	74,757	311,705
Total repurchase facilities	473,410	1,107,185
Revolving credit facility	—	25,000
Mortgage loan financing	692,696	590,106
CLO debt(1)	688,479	—
Participation financing - mortgage loan receivable	3,107	—
Borrowings from the FHLB	1,370,000	1,660,000
Senior unsecured notes(2)	1,152,134	559,847
Total debt obligations	$4,379,826	$3,942,138

(1)	Presented net of unamortized debt issuance costs of $6.0 million as of December 31, 2017.

(2)	Presented net of unamortized debt issuance costs of $14.1 million and $4.0 million at December 31, 2017 and December 31, 2016, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $780.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2017 and 2016. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of December 31, 2017, the Company had $398.7 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. As of December 31, 2016, the Company had $567.2 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2017 and 2016.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2017, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available. As of December 31, 2016, the Company had $228.3 million of borrowings outstanding, with an additional $171.7 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

December 31, 2014	1,489,416	1,394,674	1,603,206	1,431,666	1,340,924	1,545,456	57,750	53,750	57,750
March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334	—	—	—
December 31, 2017	473,410	739,721	892,081	473,410	739,721	892,081	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of December 31, 2017, we had repurchase agreements with seven counterparties, with total debt obligations outstanding of $0.5 billion. As of December 31, 2017, two counterparties, Deutsche Bank and J.P. Morgan, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $74.4 million, or 5% of our total equity. As of December 31, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 37.3%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017, March 23, 2017, September 29, 2017 and October 27, 2017, to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $241.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2018, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2017, we executed 28 term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2018 - 2027 and totaling $692.7 million and $590.1 million at December 31, 2017 and 2016, respectively. These long-term non-recourse mortgages include net unamortized premiums of $6.6 million and $5.6 million at December 31, 2017 and 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.0 million and $0.9 million of premium amortization, which decreased interest expense, for the years ended December 31, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $911.0 million and $757.5 million as of December 31, 2017 and 2016, respectively.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. As of December 31, 2017, the Company had a total of $688.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $6.0 million are included in CLO Debt as of December 31, 2017, in accordance with GAAP. As of December 31, 2017, the CLO debt has interest rates of 2.36% to 5.08% (with a weighted average of 3.40%). As of December 31, 2017, collateral for the CLO debt comprised $880.4 million of first mortgage commercial mortgage real estate loans.

On October 17, 2017, a subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE.

Participation Financing - Mortgage Loan Receivable

During the year ended December 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $3.1 million outstanding as of December 31, 2017. The Company recorded $0.5 million of interest expense for the year ended December 31, 2017.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of December 31, 2017, Tuebor had $1.4 billion of borrowings outstanding (with an additional $630.0 million of committed term financing available from the FHLB), with terms of overnight to six years, interest rates of 0.87% to 2.74%, and advance rates of 49.6% to 100% of the collateral. As of December 31, 2017, collateral for the borrowings was comprised of $861.7 million of CMBS and U.S. Agency Securities and $915.9 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.5 billion for the year ended December 31, 2017. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of December 31, 2017, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 31.3% of the Company’s outstanding debt obligations as of December 31, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.2 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2017. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2017, the Company has a 84.1% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $14.1 million and $4.0 million are included in senior unsecured notes as of December 31, 2017 and 2016, respectively, in accordance with GAAP.

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

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditioned on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $53,547 net loss on extinguishment of debt after recognizing $(22,847) of unamortized debt issuance costs associated with the retired debt.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2017, the Company has a remaining amount available for repurchase of $41.8 million, which represents 3.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.78 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	189,897	(2,584)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2017		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2016		$44,353

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

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the year ended December 31, 2017 and 2016:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460
Total	$1.285

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $406.7 million for the year ended December 31, 2017 and $651.7 million for the year ended December 31, 2016. Repayment of real estate securities provided net cash of $138.4 million for the year ended December 31, 2017 and $684.1 million for the year ended December 31, 2016.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $1.4 billion proceeds from sales of mortgage loans for the year ended December 31, 2017 and $1.4 billion for the year ended December 31, 2016.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $1.0 billion for the year ended December 31, 2017 and $539.3 million for the year ended December 31, 2016.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $29.5 million for the year ended December 31, 2017 and $66.5 million for the year ended December 31, 2016.

Proceeds from the issuance of equity

For the year ended December 31, 2017 and 2016, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2017 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,083,235	(1)	$773,422	$495,614	$874,834	$3,227,105
Senior unsecured notes	—		—	766,201	400,000	1,166,201
Interest payable(2)	120,561		226,009	80,737	130,869	558,176
Other funding obligations(3)	157,017		—	—	—	157,017
Payments pursuant to tax receivable agreement	110		221	221	1,104	1,656
Operating lease obligations	1,205		2,361	1,279	—	4,845
Total	$1,362,128		$1,002,013	$1,344,052	$1,406,807	$5,115,000

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2017 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2017.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 7, Investment in Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2017, our off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment, which was composed of $157.0 million to provide additional first mortgage loan financing. As of December 31, 2016, our off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, which was comprised of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

During 2017, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

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

We define Core Earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in Agency interest-only securities; (iv) Economic Gains on Securitization transactions not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) non-cash stock-based compensation; and (vi) certain one-time transactional items. As more fully described in Notes 2, 4 and 20, in the fourth quarter of 2017, the Company changed its method of accounting for transfers of financial assets subject to certain transfer restrictions on the Third Party Purchasers of risk retention securities in securitizations imposed by the Dodd-Frank Act. Because such transactions are now treated as sales for purposes of net income, the Company no longer makes an adjustment to net income for purposes of core earnings. The Company reflected this change in accounting principle retrospectively to prior interim periods within 2017.

For Core Earnings, we include adjustments for Economic Gains on Securitization transactions not recognized under GAAP accounting for which risk has substantially transferred during the period and exclusion of resultant GAAP recognition of the related economics during the subsequent periods. This adjustment is reflected in Core Earnings when there is a true risk transfer on the mortgage loan transfer and settlement. Historically, this has represented the impact of economic gains on (discounts) on intercompany loans secured by our own real estate which we had not previously recognized because such gains were eliminated in consolidation. Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for Core Earnings purposes. Management believes recognizing these amounts for Core Earnings purposes in the period of transfer of economic risk is a reasonable supplemental measure of our performance.

As discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from Core Earnings until the related asset is sold and the hedge position is considered “closed,” whereupon they would then be included in Core Earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing Core Earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the Agency interest-only securities adjusts for timing differences between when we recognize changes in the fair values of our assets.

Set forth below is a reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Year Ended December 31,
	2017	2016		2015

Income (loss) before taxes	$133,591	$120,040		$160,691
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	(258)	109		(1,568)
Our share of real estate depreciation, amortization and gain adjustments (2)	35,891	33,828		28,704
Adjustments for unrecognized derivative results (3)	(10,139)	(11,105)		(10,213)
Unrealized (gain) loss on Agency IO securities	(1,405)	56		1,249
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	1,026	(482)		802
Non-cash stock-based compensation	20,043	19,039		10,277
One-time transactional adjustments	—	(3,272)	(4)	1,509	(5)
Core Earnings	$178,749	$158,213		$191,451

(1)
Includes $32 thousand and $29 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2017	2016	2015

	Total GAAP depreciation and amortization	$40,332	$39,447	$39,061
	Less: Depreciation and amortization related to non-rental property fixed assets	(93)	(114)	(108)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization	(1,290)	(2,519)	(2,830)
	Our share of real estate depreciation and amortization	38,949	36,814	$36,123

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(2,277)	(3,007)	$(7,965)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	17	21	546
	Our share of accumulated depreciation and amortization on real estate sold	(2,260)	(2,986)	$(7,419)

	Less: Operating lease income on above/below market lease intangible amortization	(798)	—	$—

	Our share of real estate depreciation, amortization and gain adjustments	$35,891	$33,828	$28,704

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

		Year Ended December 31,
		2017	2016	2015

	GAAP realized gain on sale of real estate, net	$11,423	$20,636	$40,386
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	(9,163)	(17,650)	(32,967)
	Our share of accumulated depreciation and amortization on real estate sold	$2,260	$2,986	$7,419

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2017	2016	2015

	Net results from derivative transactions	$(12,641)	$(1,409)	$(38,937)
	Hedging interest expense	15,320	29,870	26,820
	Hedging realized result	7,460	(17,356)	22,330
	Adjustments for unrecognized derivative results	$10,139	$11,105	$10,213

(4)
As more fully discussed in Note 16, Income Taxes, to the Company’s Consolidated Financial Statements, the Company recorded an additional $3.3 million income tax expense for a proposed tax settlement for pre-acquisition liabilities on certain corporate entities acquired in the IPO Reorganization Transactions. The Company also recorded other income of $3.3 million relating to the expected recovery of these amounts pursuant to indemnification. While these items are presented on a gross basis, there was no impact to either net income or Core Earnings. Accordingly, since pre-tax income excludes the tax effect but includes the recovery of $3.3 million pursuant to the indemnification, the recovery amount has been excluded from Core Earnings.

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

Set forth below is an unaudited reconciliation of income from sale of securitized loans, net to income (loss) from sale of loans, net as reported in our consolidated financial statements included herein and an unaudited reconciliation of hedge gain/(loss) relating to loans securitized to net results from derivative transactions as reported in our consolidated financial statements included herein ($ in thousands except for number of loans and securitizations):

	Year Ended December 31,
	2017	2016		2015

Number of loans	114	104		210
Face amount of loans sold into securitizations	$1,476,741	$1,327,856	(1)	$2,584,939
Number of securitizations	7	6		10

Income from sales of securitized loans, net (2)	$55,220	$23,098		$71,066
Hedge gain/(loss) related to loans securitized (3)	(5,929)	15,271		(6,475)
Income from sales of securitized loans, net of hedging	49,291	38,369		$64,591
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	2,051	413		3,133
Core gain on sale of securitized loans	$51,342	$38,782		$67,724

(1)	Excludes one $21.7 million loan acquired from a third party and sold into a securitization at equal values.

(2)
The following is a reconciliation of income (loss) from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of income from sales of securitized loans, net ($ in thousands):

	Year Ended December 31,
	2017	2016	2015

Income from sales of loans, net	$54,046	$26,009	$71,066
Unrealized losses on loans related to lower of cost or market adjustments	1,779	—	—
(Income) loss from sale of loans (non-securitized), net	(605)	(2,911)	—
Income from sales of securitized loans, net	$55,220	$23,098	$71,066

(3)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Year Ended December 31,
	2017	2016	2015

Net results from derivative transactions	$(12,641)	$(1,409)	$(38,937)
Hedge gain/(loss) related to lending and securities positions	8,130	15,971	32,462
Hedge gain/(loss) related to loans (non-securitized)	(1,418)	709	—
Hedge gain/(loss) related to loans securitized	$(5,929)	$15,271	$(6,475)

Adjusted leverage

We present adjusted leverage, which is a non-GAAP financial measure, as a supplemental measure of our performance. We define adjusted leverage as the ratio of debt obligations, net of deferred financing costs, adjusted for non-recourse indebtedness related to securitizations that is consolidated on our GAAP balance sheet. We believe adjusted leverage assists investors in comparing our leverage across reporting periods on a consistent basis by excluding non-recourse debt related to securitized loans.

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	December 31, 2017		December 31, 2016

Debt obligations, net	$4,379,826		$3,942,138
Less: CLO Debt	(688,479)	(1)	—
Adjusted debt obligations	3,691,347		3,942,138

Total equity	1,488,146		1,509,554

Adjusted leverage	2.5		2.6

(1)
As more fully discussed in Note 8 to our consolidated financial statements, we contributed over $888.4 million of balance sheet loans into two CLO securitizations that remain on our balance sheet for accounting purposes, but should be excluded from debt obligations for adjusted leverage calculation purposes.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Year Ended December 31,
	2017	2016	2015

Interest expense	$(146,118)	$(120,827)	$(113,303)
Net interest expense component of hedging activities (1)	(15,320)	(29,870)	(26,820)
Cost of funds	$(161,438)	$(150,697)	$(140,123)

Interest income	$263,667	$236,372	$241,539
Cost of funds	(161,438)	(150,697)	(140,123)
Interest income, net of cost of funds	$102,229	$85,675	$101,416

		Year Ended December 31,
		2017	2016	2015

(1)	Net result from derivative transactions	$(12,641)	$(1,409)	$(38,937)
	Hedging realized result	7,460	(17,356)	22,330
	Hedging unrecognized result	(10,139)	(11,105)	(10,213)
	Net interest expense component of hedging activities	$(15,320)	$(29,870)	$(26,820)

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2017 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2017, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(15,143)	$23,003
Increase by 1.00%	17,042	(22,768)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of December 31, 2017, the Company believes it was in compliance with all covenants.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Ladder Capital Corp and the notes related to the foregoing consolidated financial statements are included in this Item.

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Ladder Capital Corp:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(1), and the financial statement schedules listed in the index appearing under Item 15(2), of Ladder Capital Corp and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2018

We have served as the Company’s or its predecessor’s auditor since 2009.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2017(1)	December 31, 2016

Assets
Cash and cash equivalents	$76,674	$44,615
Restricted cash	106,009	44,813
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,282,462	2,000,095
Provision for loan losses	(4,000)	(4,000)
Mortgage loan receivables held for sale	230,180	357,882
Real estate securities	1,106,517	2,100,947
Real estate and related lease intangibles, net	1,032,041	822,338
Investments in unconsolidated joint ventures	35,441	34,025
FHLB stock	77,915	77,915
Derivative instruments	888	5,018
Due from brokers	—	10
Accrued interest receivable	25,875	24,439
Other assets	55,613	70,240
Total assets	$6,025,615	$5,578,337
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$4,379,826	$3,942,138
Due to brokers	14	394
Derivative instruments	2,606	3,446
Amount payable pursuant to tax receivable agreement	1,656	2,520
Dividends payable	30,528	24,682
Accrued expenses	59,619	66,597
Other liabilities	63,220	29,006
Total liabilities	4,537,469	4,068,783
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 96,258,847 and 72,681,218 shares issued and 93,641,260 and 71,586,170 shares outstanding	94	72
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 17,667,251 and 38,002,344 shares issued and outstanding	18	38
Additional paid-in capital	1,306,136	992,307
Treasury stock, 2,617,587 and 1,095,048 shares, at cost	(31,956)	(11,244)
Dividends in Excess of Earnings	(39,112)	(11,148)
Accumulated other comprehensive income (loss)	(212)	1,365
Total shareholders’ equity	1,234,968	971,390
Noncontrolling interest in operating partnership	240,861	533,246
Noncontrolling interest in consolidated joint ventures	12,317	4,918
Total equity	1,488,146	1,509,554

Total liabilities and equity	$6,025,615	$5,578,337

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2017	2016	2015

Net interest income
Interest income	$263,667	$236,372	241,539
Interest expense	146,118	120,827	113,303
Net interest income	117,549	115,545	128,236
Provision for loan losses	—	300	600
Net interest income after provision for loan losses	117,549	115,245	127,636

Other income
Operating lease income	89,492	77,277	80,465
Tenant recoveries	7,179	5,958	9,907
Sale of loans, net	54,046	26,009	71,066
Realized gain (loss) on securities	17,209	7,724	24,007
Unrealized gain (loss) on Agency interest-only securities	1,405	(56)	(1,249)
Realized gain on sale of real estate, net	11,423	20,636	40,386
Fee and other income	18,341	21,365	15,205
Net result from derivative transactions	(12,641)	(1,409)	(38,937)
Earnings (loss) from investment in unconsolidated joint ventures	89	426	371
Gain (loss) on extinguishment of debt	(73)	5,382	—
Total other income	186,470	163,312	201,221
Costs and expenses
Salaries and employee benefits	70,463	64,270	61,612
Operating expenses	21,421	20,552	25,103
Real estate operating expenses	33,216	30,545	37,869
Fee expense	4,996	3,703	4,521
Depreciation and amortization	40,332	39,447	39,061
Total costs and expenses	170,428	158,517	168,166
Income (loss) before taxes	133,591	120,040	160,691
Income tax expense (benefit)	7,712	6,320	14,557
Net income (loss)	125,879	113,720	146,134
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(226)	138	(1,568)
Net (income) loss attributable to noncontrolling interest in operating partnership	(30,377)	(47,131)	(70,745)
Net income (loss) attributable to Class A common shareholders	$95,276	$66,727	$73,821

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015

Earnings per share:
Basic	$1.16	$1.08	$1.43
Diluted	$1.13	$1.06	$1.42

Weighted average shares outstanding:
Basic	81,902,524	61,998,089	51,702,188
Diluted	109,704,880	107,638,788	51,870,808

Dividends per share of Class A common stock (Note 12)	$1.215	$1.285	$2.225

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$125,879	$113,720	$146,134

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale(1)	18,515	20,947	(11,403)
Reclassification adjustment for (gains) included in net income(2)	(20,735)	(12,428)	(25,142)

Total other comprehensive income (loss)	(2,220)	8,519	(36,545)

Comprehensive income	123,659	122,239	109,589
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(226)	138	(1,568)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$123,433	$122,377	$108,021
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(31,072)	(52,230)	(54,247)
Comprehensive income attributable to Class A common shareholders	$92,361	$70,147	$53,774

(1)	Amounts are net of provision for (benefit from) income taxes of $0.5 million for the year ended December 31, 2015 and none for the years ended December 31, 2017 and 2016.

(2)	Amounts are net of (provision for) benefit from income taxes of $(0.5) million for the year ended December 31, 2015 and none for the years ended December 31, 2017 and 2016.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Contributions	—	—	—	—	—	—	—	—	—	7,479	7,479
Distributions	—	—	—	—	—	—	—	—	(42,218)	(306)	(42,524)
Equity based compensation	—	—	—	—	18,965	—	—	—	—	—	18,965
Grants of restricted stock	1,997	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(190)	—	—	—	—	(2,588)	—	—	—	—	(2,588)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1,323)	(1)	—	—	—	(18,124)	—	—	—	—	(18,125)
Forfeitures	(10)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(105,921)	—	—	—	(105,921)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	20,767	21	(20,767)	(21)	280,714	—	—	1,696	(284,763)	—	(2,353)
Net income (loss)	—	—	—	—	—	—	95,276	—	30,377	226	125,879
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,915)	695	—	(2,220)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(3,166)	—	—	(358)	3,524	—	—
Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2017		2016	2015

Cash flows from operating activities:
Net income (loss)	$125,879		$113,720	$146,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	73		(5,382)	—
Depreciation and amortization	40,332		39,447	39,061
Unrealized (gain) loss on derivative instruments	3,432		(4,224)	(10,182)
Unrealized (gain) loss on Agency interest-only securities	(1,405)		56	1,249
Unrealized (gain) loss on investment in mutual fund	(300)		14	—
Provision for loan losses	—		300	600
Amortization of equity based compensation	18,965		17,640	13,788
Amortization of deferred financing costs included in interest expense	7,856		7,459	5,757
Amortization of premium on mortgage loan financing	(1,025)		(894)	(902)
Amortization of above- and below-market lease intangibles	(786)		(108)	(249)
Amortization of premium/(accretion) of discount and other fees on loans	(11,180)		(8,941)	(12,241)
Amortization of premium/(accretion) of discount and other fees on securities	5,241		6,422	8,774
Realized (gain) loss on sale of mortgage loan receivables held for sale	(54,046)		(26,009)	(71,066)
Realized gain on disposition of loan	—		—	(820)
Realized (gain) loss on real estate securities	(17,209)		(7,724)	(24,007)
Realized gain on sale of real estate, net	(11,423)		(20,636)	(40,386)
Realized gain on sale of derivative instruments	199		24	—
Origination of mortgage loan receivables held for sale	(1,465,635)		(1,128,651)	(2,594,141)
Purchases of mortgage loan receivables held for sale	—		(73,421)	—
Repayment of mortgage loan receivables held for sale	2,083		1,768	2,308
Proceeds from sales of mortgage loan receivables held for sale	1,375,733	(1)	1,440,195	2,509,090
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(89)		(426)	(371)
Distributions from operations of investment in unconsolidated joint ventures	—		1,017	294
Deferred tax asset (liability)	5,591		1,868	2,900
Payments pursuant to tax receivable agreement	(1,013)		—	—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,437)		(1,662)	621
Other assets	(3,275)		(4,340)	(1,533)
Accrued expenses and other liabilities	(4,576)		(9,085)	(12,985)
Net cash provided by (used in) operating activities	11,985		338,427	(38,307)

	Year Ended December 31,
	2017	2016		2015

Cash flows from investing activities:
Purchase of derivative instruments	(300)	(73)		—
Sale of derivative instruments	—	39		—
Purchases of real estate securities	(210,903)	(977,062)		(725,888)
Repayment of real estate securities	138,413	684,143		186,902
Proceeds from sales of real estate securities	1,025,710	539,295		845,648
Purchase of FHLB stock	—	—		(7,984)
Sale of FHLB stock	—	—		2,409
Origination of mortgage loan receivables held for investment	(1,407,669)	(919,023)		(963,023)
Purchases of mortgage loan receivables held for investment	(94,079)	—		—
Repayment of mortgage loan receivables held for investment	404,584	649,914		752,452
Basis recovery of Agency interest-only securities	51,989	70,053		79,131
Capital contributions to investment in unconsolidated joint ventures	—	—		(31,085)
Distributions received from investments in unconsolidated joint ventures in excess of income	—	48		3,747
Capitalization of interest on investment in unconsolidated joint ventures	(1,327)	(867)		(341)
Capital contributions to investment in mutual fund	—	(10,001)		—
Purchases of real estate	(236,932)	(62,495)		(197,501)
Capital improvements of real estate	(5,640)	(10,640)		(8,375)
Proceeds from sale of real estate	29,519	72,953	(2)	98,558
Net cash provided by (used in) investing activities	(306,635)	36,284		34,650
Cash flows from financing activities:
Deferred financing costs paid	(26,330)	(5,927)		(2,330)
Proceeds from borrowings under debt obligations	10,080,341	12,359,830		16,280,023
Repayment of borrowings under debt obligations	(9,510,272)	(12,689,064)		(16,137,339)
Cash dividends paid to Class A common shareholders	(100,076)	(67,166)		(39,934)
Capital contributed by noncontrolling interests in operating partnership	—	250		—
Capital distributed to noncontrolling interests in operating partnership	(42,218)	(39,805)		(68,673)
Capital contributed by noncontrolling interests in consolidated joint ventures	7,479	—		74
Capital distributed to noncontrolling interests in consolidated joint ventures	(306)	(757)		(3,930)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(18,125)	(786)		(4,897)
Purchase of treasury stock	(2,588)	(4,652)		(994)
Net cash provided by (used in) financing activities	387,905	(448,077)		22,000
Net increase (decrease) in cash, cash equivalents and restricted cash	93,255	(73,366)		18,343
Cash, cash equivalents and restricted cash at beginning of period	89,428	162,794		144,451
Cash, cash equivalents and restricted cash at end of period	$182,683	$89,428		$162,794

	Year Ended December 31,
	2017	2016	2015

Supplemental information:
Cash paid for interest, net of amounts capitalized	$130,795	$115,246	$107,362
Cash paid (received) for income taxes	(214)	8,775	7,306

Non-cash investing and financing activities:
Origination of mortgage loans receivable held for investment	—	50,378	—
Repayment of mortgage loans receivable held for investment	—	(70,678)	—
Proceeds from sales of mortgage loan receivables held for sale	115,359	—	—
Settlement of mortgage loan receivable held for investment by real estate	—	—	4,620
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	153,722	—	—
Like-kind exchange of real estate:
Acquisitions	—	—	15,249
Dispositions	—	—	(62,093)
Receivable from qualified intermediary - other assets	—	—	6,483
Real estate acquired in settlement of mortgage loan receivable held for investment	—	—	6,700
Net settlement of sale of real estate, subject to debt - real estate	—	—	(11,310)
Net settlement of sale of real estate, subject to debt - debt obligations	—	—	51,060
Repayment of borrowings under debt obligations	(115,359)	—	—
Exchange of noncontrolling interest for common stock	284,783	145,841	53,659
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	2,203	980	(320)
Increase in amount payable pursuant to tax receivable agreement	149	610	1,048
Rebalancing of ownership percentage between Company and Operating Partnership	3,524	(8,096)	544
Dividends declared, not paid	30,528	23,364	17,456
Stock dividends	17,319	64,100	—

(1)	Includes cash proceeds received in the current year that relate to prior year sales of loans of $20.3 million.

(2)	Includes cash proceeds received in the current year that relate to prior year sales of real estate of $6.5 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015

Cash and cash equivalents	$76,674	$44,615	$108,959
Restricted cash	106,009	44,813	53,835
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$182,683	$89,428	$162,794

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2017, Ladder Capital Corp has a 84.1% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The REIT Structuring Transactions

In anticipation of the Company’s election to be subject to tax as a REIT under the Code beginning with its 2015 taxable year (the “REIT Election”), the Company effected an internal realignment as of December 31, 2014 that it believes permits it to operate as a REIT, subject to the risk factors described in this Annual Report (see “Risk Factors—Risks Related to Our Taxation as a REIT”). As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from the Company’s non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on the Company’s internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively.

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

To facilitate satisfaction of these requirements for qualification as a REIT, the Charter Amendment contains provisions restricting the ownership and transfer of shares of all classes or series of its capital stock. Including ownership limitations in a REIT’s charter is the most effective mechanism to monitor compliance with the above-described provisions of the Code. The Charter Amendment provides that, subject to certain exceptions and the constructive ownership rules, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, in excess of (i) 9.8% in value of the outstanding shares of all classes or series of its capital stock or (ii) 9.8% in value or number (whichever is more restrictive) of the outstanding shares of any class of its common stock.

In addition, the Company’s Tax Receivable Agreement with the Continuing LCFH Limited Partners (the “TRA Members”) was amended and restated in connection with its REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with its REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I may benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 2 and Note 16 for further discussion of the Tax Receivable Agreement.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. See Note 3 for further information on the Company’s consolidated variable interest entities.

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

Emerging Growth Company Status

Since our IPO, the Company was an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company chose to “opt out” of such extended transition period, and as a result, it complied with new or revised accounting standards on the relevant dates on which adoption of such standards was required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Company could have remained an “emerging growth company” for up to five years from the date of the IPO, or until the earliest of (i) the last day of the first fiscal year in which its annual gross revenues exceed $1.07 billion; (ii) the date that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its common stock that is held by nonaffiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; or (iii) the date on which the Company has issued more than $1 billion in nonconvertible debt during the preceding three-year period.

However, because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2017, as of December 31, 2017, the Company has been deemed to be a large accelerated filer and it no longer qualifies as an emerging growth company. Accordingly, the Company is subject to certain disclosure and compliance requirements that apply to other public companies but have not previously applied to it due to the Company’s prior status as an emerging growth company. These requirements include:

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	valuation of real estate securities;

•	allocation of purchase price for acquired real estate;

•	impairment, and useful lives, of real estate;

•	useful lives of intangible assets;

•	valuation of derivative instruments;

•	valuation of deferred tax asset (liability);

•	amounts payable pursuant to the Tax Receivable Agreement;

•	determination of effective yield for recognition of interest income;

•	adequacy of provision for loan losses;

•	determination of other than temporary impairment of real estate securities and investments in unconsolidated joint ventures;

•	certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;

•	determination of the effective tax rate for income tax provision; and

•	certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2017 and 2016. At December 31, 2017 and 2016, and at various times during the years, the balances exceeded the insured limits.

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

Mortgage Loan Receivables Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value less cost to sell on the consolidated balance sheets.

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

Upon the completion of the process above, the Company concluded that no loans originated by the Company were impaired as of December 31, 2017 and 2016. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

Mortgage Loan Receivables Held for Sale

Mortgage loan receivables held for sale are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. Mortgage loan receivables held for sale are recorded at lower of cost or market value.

Real Estate Securities

The Company classifies its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”), recorded as a component of other comprehensive income (loss) in shareholders’ equity. As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the consolidated statements of income in accordance with ASC 815. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy, as disclosed within this Note for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. The Company accounts for the changes in the fair value of the unfunded portion of its GNMA Construction securities, which are included in real estate securities, available-for-sale, on the consolidated balance sheet, as available for sale securities. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income.

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

Real Estate

The Company generally acquires real estate assets through cash purchases. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are classified as Real estate, net or Real estate held for sale in the consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net, and when the Company intends to market these properties for sale in the near term, assets are classified as Real estate held for sale in the consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 47 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

The Company classifies most of its investments in real estate as held and used. The Company measures and records a property that is classified as held and used at its carrying amount, adjusted for any depreciation expense and impairments, as applicable and are included in Real estate, net in the consolidated balance sheets.

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

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 9, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

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

Real Estate Held for Sale

In accordance with accounting guidance found in ASC Topic 360 - Property, Plant, and Equipment (“ASC 360”), when assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, an impairment charge will be recorded in the consolidated statements of income.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed. Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. The Company classifies distributions received from its investments in unconsolidated joint ventures using the nature of the distribution approach.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future. See Note 7, Investment in Unconsolidated Joint Ventures.

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

For a further discussion regarding the measurement of financial instruments see Note 9, Fair Value of Financial Instruments.

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

•
Valuations based on third-party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations, and

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

Tuebor/Federal Home Loan Bank Membership

Tuebor Captive Insurance Company LLC (“Tuebor”), was licensed in Michigan and approved to operate as a captive insurance company as well as being approved to become a member of the Federal Home Loan Bank (“FHLB”), with membership finalized with the purchase of stock, in the FHLB on July 11, 2012. That approval allowed Tuebor to purchase capital stock in the FHLB, the prerequisite to obtaining financing on eligible collateral. Refer to Note 8, Debt Obligations, Net.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $14.1 million are included in senior unsecured notes as of December 31, 2017, and unamortized debt issuance costs of $4.0 million are included in senior unsecured notes as of December 31, 2016. This new guidance is framed around how to account for costs related to term debt and it does not address how to present fees paid to lenders or other costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements. Refer to Note 8, Debt Obligations, Net.

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

The Company recognizes all derivatives on the consolidated balance sheets at fair value. The Company does not generally designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of, these derivatives have been recognized currently in net result from derivative transactions in the accompanying consolidated statements of income. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company’s consolidated balance sheets.

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2017 and 2016, none of the Company’s repurchase agreements are accounted for as linked transactions.

Income Taxes

The Company has elected to be taxed as a REIT under the Code effective January 1, 2015. The Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income. The Company is also subject to U.S. federal income tax (and possibly state and local taxes) to the extent it recognizes any “built-in gains” that existed as of the date of the REIT Election for the five year period following the REIT Election. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

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

As part of the recently enacted Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the years ended December 31, 2017 and 2016, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges may result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to the TRA Members of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by the TRA Members and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company may benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the future exchanges described above as a deferred tax asset in the consolidated statements of financial condition. The amount due to the TRA Members related to the Tax Receivable Agreement as a result of the future exchanges described above is recorded as amount due pursuant to Tax Receivable Agreement in the consolidated statements of financial condition.

The Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I may benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 1 and Note 16 for further discussion of the Tax Receivable Agreement.

The expected benefits for prior conversions which have not yet been realized have been reduced as a result of the Tax Cuts and Jobs Act which reduced the corporate federal tax rate in periods subsequent to 2017. The Company adjusted the expected deferred tax benefits and related payable in 2017 to reflect the impact of this change.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2017, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 4.1% of the Company’s CMBS portfolio as of December 31, 2017, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

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

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, require that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. See also Change in Accounting Principle for change accounting relating to transfers of financial assets where certain restrictions are placed on transferees.

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “Intercompany Loan,” and collectively, “Intercompany Loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an Intercompany Loan to a third-party securitization trust (for cash), the related mortgage note is held for the first time by a creditor external to the Company. The accounting for the securitization of an Intercompany Loan—a financial instrument that has never been recognized in our consolidated financial statements as an asset—is considered a financing transaction under ASC 470, Debt, and ASC 835, Interest.

The periodic securitization of the Company’s mortgage loans involves both Intercompany Loans and mortgage loans made to third parties with the latter recognized as financial assets in the Company’s consolidated financial statements as part of an integrated transaction. The Company receives aggregate proceeds equal to the transaction’s all-in securitization value and sales price. In accordance with the guidance under ASC 835, when initially measuring the obligation arising from an Intercompany Loan’s securitization, the Company allocates the proceeds from each securitization transaction between the third-party loans and each Intercompany Loan so securitized on a relative fair value basis determined in accordance with the guidance in ASC 820, Fair Value Measurement. The difference between the amount allocated to each Intercompany Loan and the loan’s face amount is recorded as a premium or discount, and is amortized, using the effective interest method, as a reduction or increase in reported interest expense, respectively.

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

Out-of-Period Adjustments

During the first quarter of 2017, the Company recorded an out-of-period adjustment to reduce depreciation expense of $0.8 million related to prior periods. The Company has concluded that this adjustment is not material to the financial position or results of operations for the three months ended March 31, 2017 or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2017.

During the first quarter of 2016, the Company had recorded the following out-of-period adjustments to correct errors from prior periods: (i) additional deferred financing cost amortization of $0.5 million relating to 2015; (ii) additional taxes of $1.2 million representing additional state taxes relating to 2015 and (iii) additional return on equity of $0.9 million from the Company’s investment in an unconsolidated joint venture predominately relating to prior years. During the fourth quarter of 2016, the Company recorded an out-of-period adjustment for additional depreciation of $1.2 million, of which, $0.6 million related to prior years and the remainder related to earlier quarters in 2016. The Company has concluded that these adjustments were not material to the financial position or results of operations for any annual or quarterly periods in 2016, or any prior periods; accordingly, the Company recorded the related adjustments when they were identified.

Change in Accounting Principle

As more fully described in Note 4, on June 29, 2017, the Company completed its first sponsored securitization transaction whereby it transferred $625.7 million of loans to LCCM 2017-LC26 securitization trust. The Company initially concluded that the transfer restrictions placed on the Third Party Purchaser (“TPP”) of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under ASC 860 and, accordingly, the Company originally accounted for the transaction as a financing in its interim financial statements for the periods ended June 30, 2017 and September 30, 2017. As a result of industry discussions, in November 2017 the staff of the Securities and Exchange Commission (the “SEC staff”) indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction and, accordingly, changed its accounting principle to treat such transfers as sales. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. For a public company, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in any interim or annual period. The Company adopted this ASU during the three month period ended December 31, 2017. The only significant impact was the reclassification of a portion of payments received in Interest Only (“I/O”) securities previously reflected as operating cash inflows under prevailing industry practice to investing cash inflows. The Company has reclassified $52.0 million, $70.1 million and $79.1 million between operating and investing activities for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. For a public company, ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company elected to early adopt ASU 2016-18 effective January 1, 2017 and the update was applied on a retrospective basis for all periods presented. As a result of the adoption, the Company no longer presents the change within restricted cash in the consolidated statements of cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most then-current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was initially scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year and permitted early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2017-10”); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force (“EITF”) Meeting (SEC Update) (“ASU 2016-11”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission f Prior SEC Staff Announcements and Observer Comments (SEC Update) (“ASU 2017-13”). In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update) (“ASU 2017-14”). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). The standard is effective for the Company on January 1, 2019, with an early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on the Company’s financial position and/or results of operations. The Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is the lessee, primarily for the Company’s corporate headquarters and regional offices, the Company will measure the present value of the future lease payments and recognize a right-of-use asset and corresponding lease liability on its balance sheet.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”). The ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019 with early adoption permitted. The Company does not currently expect any impact on its consolidated financial statements as the Company (absent a business combination) has no recorded goodwill.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, (“ASU 2018-01”). This ASU provides an optional transition practical expedient that, if elected, would not require companies to reconsider their accounting for existing or expired land easements before adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. This ASU will be effective January 1, 2019, and early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2018-01 on its financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), (“ASU 2018-02”). This ASU allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. This ASU will be effective January 1, 2019, and early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2018-02 on its financial statements and related disclosures.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. CONSOLIDATED VARIABLE INTEREST ENTITIES

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Operating Partnership is a VIE and as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, the Operating Partnership consolidates the following VIEs:

December 31, 2017 ($ in thousands)

CLO
Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$880,385
Accrued interest receivable	4,252
Total assets	$884,637

Senior and unsecured debt obligations	$689,961
Accrued expenses	794
Total liabilities	690,755

Net equity in VIEs (eliminated in consolidation)	193,882
Total equity	193,882

Total liabilities and equity	$884,637

4. MORTGAGE LOAN RECEIVABLES

December 31, 2017 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,300,709	$3,282,462	7.18%	1.61
Provision for loan losses	N/A	(4,000)
Mortgage loan receivables held for investment, net, at amortized cost	3,300,709	3,278,462
Mortgage loan receivables held for sale	232,527	230,180	4.88%	8.17
Total	$3,533,236	$3,508,642	7.03%	2.04

(1)	December 31, 2017 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

On June 29, 2017, the Company transferred its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets transferred to the trust were comprised of 34 loans to third parties having a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 former intercompany loans secured by certain of the Company’s real estate assets, having a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part I, Item 1A “Risk Factors,” in this Annual Report, the Company (i) retained a $12.9 million restricted “vertical interest” consisting of approximately 2% in each class of securities issued by the trust, which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a TPP, which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million of securities issued by the trust, which are not restricted.

The Company initially concluded that the transfer restrictions placed on the TPP of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under generally accepted accounting principles and, accordingly, the Company originally accounted for the transaction as a financing. As a result of industry discussions, in November 2017, the SEC staff indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction, and accordingly, changed its accounting principles to treat such transfers as sales. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017.

In connection with the securitization transaction, the former intercompany loans, which are secured by real estate properties still owned by the Company, will continue to be reported as a financing transaction. As a result of the change in accounting principle, the Company recognized a gain of $26.1 million on the transaction when it closed on June 29, 2017. In addition, upon consummation, the Company recognized $12.9 million and $62.7 million in restricted and unrestricted securities, respectively, which are included in real estate securities on the Company’s consolidated balance sheets. The Company also recognized a liability for $78.8 million for 23 intercompany loans with a combined principal balance of $76.7 million.

As of December 31, 2017, $0.7 billion, or 22.0%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.6 billion, or 78.0%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2017, $230.2 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	December 31, 2017		December 31, 2016
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,140,788	$3,123,268	$1,843,006	$1,832,626
Mezzanine loans	159,921	159,194	168,303	167,469
Mortgage loan receivables held for investment, net, at amortized cost	3,300,709	3,282,462	2,011,309	2,000,095
Mortgage loan receivables held for sale
First mortgage loans	232,527	230,180	360,518	357,882
Total mortgage loan receivables held for sale	232,527	230,180	360,518	357,882

Provision for loan losses	N/A	(4,000)	N/A	(4,000)
Total	$3,533,236	$3,508,642	$2,371,827	$2,353,977

For the years ended December 31, 2017, 2016 and 2015, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2016	$2,000,095	$(4,000)	$357,882
Origination of mortgage loan receivables	1,407,669	—	1,465,635
Purchases of mortgage loan receivables	94,079	—	—
Repayment of mortgage loan receivables	(384,283)	—	(2,569)	(1)
Proceeds from sales of mortgage loan receivables	—	—	(1,491,092)	(2)
Realized gain on sale of mortgage loan receivables(3)	—	—	54,046
Transfer between held for investment and held for sale(4)	153,722	—	(153,722)
Accretion/amortization of discount, premium and other fees	11,180	—	—
Loan loss provision	—	—	—
Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180

(1)	Includes $0.5 million of non-cash repayment of mortgage loan receivables.

(2)	Includes $115.4 million of non-cash proceeds from sales.

(3)	Includes $1.8 million of realized losses on loans related to lower of cost or market adjustments for the year ended December 31, 2017.

(4)
During the year ended December 31, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount of $120.0 million, a book value of $119.9 million (fair value at date of reclassification) and a remaining maturity of three years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. In addition, during the year ended December 31, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount and book value of $33.8 million, (fair value at date of reclassification) and a remaining maturity of 3.5 years. These transfers have been reflected as non-cash items on the consolidated statement of cash flows for the year ended December 31, 2017.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries		Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,742,345		$(3,700)	$571,764
Origination of mortgage loan receivables	969,401	(1)	—	1,128,651
Purchases of mortgage loan receivables	—		—	73,421
Repayment of mortgage loan receivables	(720,592)	(2)	—	(1,768)
Proceeds from sales of mortgage loan receivables(3)	—		—	(1,440,195)
Realized gain on sale of mortgage loan receivables	—		—	26,009
Accretion/amortization of discount, premium and other fees	8,941		—	—
Loan loss provision	—		(300)	—
Balance, December 31, 2016	$2,000,095		$(4,000)	$357,882

(1)	Includes $50.4 million of non-cash originations.

(2)	Includes $70.7 million of non-cash repayments.

(3)	Includes $2.6 million of unrealized losses on loans recorded as other than temporary impairments related to lower of cost or market adjustments for the year ended December 31, 2016.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2014	$1,524,153	$(3,100)	$417,955
Origination of mortgage loan receivables	963,023	—	2,594,141
Repayment of mortgage loan receivables	(752,452)	—	(2,308)
Proceeds from sales of mortgage loan receivables	—	—	(2,509,090)
Non-cash disposition of loan via foreclosure	(4,620)	—	—
Realized gain on sale of mortgage loan receivables	—	—	71,066
Accretion/amortization of discount, premium and other fees	12,241	—	—
Loan loss provision	—	(600)	—
Balance, December 31, 2015	$1,742,345	$(3,700)	$571,764

At December 31, 2017 and 2016, there was $0.2 million and $0.6 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans are individually impaired as of December 31, 2017 and 2016.

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

As of December 31, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. The borrower is currently in bankruptcy court; however, the Company determined that no impairment was necessary because of the loans’ liquidation value, however, the Company has placed the loans on non-accrual status as of July 1, 2017. The Company continues to pursue its legal remedies on these loans. As of December 31, 2017, accrued but unpaid interest totaled $4.6 million, which included $3.5 million of default interest. As of December 31, 2016, the same two loans mentioned above were in default. As of December 31, 2016, accrued but unpaid interest totaled $3.5 million, which included $2.2 million of default interest. These loans were placed on non-accrual status as of July 1, 2017. As of December 31, 2017 there were no other loans on non-accrual status. As of December 31, 2016 there were no loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Year Ended December 31,
	2017	2016	2015

Provision for loan losses at beginning of period	$4,000	$3,700	$3,100
Provision for loan losses	—	300	600
Provision for loan losses at end of period	$4,000	$4,000	$3,700

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2017 and 2016 ($ in thousands):

December 31, 2017

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$945,167	$954,397	$2,748	$(3,646)	$953,499	(3)	96	AAA	3.28%	2.79%	2.89
CMBS interest-only(2)(4)	3,140,297	112,609	796	(334)	113,071	(5)	25	AAA	0.81%	3.16%	3.08
GNMA interest-only(4)(6)	172,916	5,245	157	(925)	4,477		13	AA+	0.58%	6.70%	4.18
Agency securities(2)	720	743	—	(15)	728		2	AA+	2.82%	1.80%	2.94
GNMA permanent securities(2)	33,745	34,386	595	(239)	34,742		6	AA+	3.98%	3.62%	5.66
Total	$4,292,845	$1,107,380	$4,296	$(5,159)	$1,106,517		142		1.37%	2.87%	3.00

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

(3)
As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $11.7 million of such restricted securities.

(4)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(5)
As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $1.1 million of such restricted securities.

(6)
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

December 31, 2016

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,676,680	$1,698,616	$10,880	$(8,101)	$1,701,395	131	AAA	3.26%	2.81%	3.55
CMBS interest-only(2)(3)	8,160,458	343,438	1,273	(2,540)	342,171	60	AAA	0.87%	3.45%	2.99
GNMA interest-only(3)(4)	478,577	18,994	159	(2,332)	16,821	17	AA+	0.73%	4.19%	4.44
Agency securities(2)	774	802	—	(22)	780	2	AA+	2.90%	1.29%	3.27
GNMA permanent securities(2)	38,327	39,144	882	(246)	39,780	9	AA+	4.09%	3.80%	10.30
Total	$10,354,816	$2,100,994	$13,194	$(13,241)	$2,100,947	219		1.27%	2.94%	3.60

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at December 31, 2017 and 2016 ($ in thousands):

December 31, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$285,982	$544,278	$123,239	$—	$953,499
CMBS interest-only(1)	537	112,534	—	—	113,071
GNMA interest-only(2)	76	3,906	484	11	4,477
Agency securities(1)	—	728	—	—	728
GNMA permanent securities(1)	—	1,797	32,945	—	34,742
Total	$286,595	$663,243	$156,668	$11	$1,106,517

December 31, 2016

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$132,730	$1,156,026	$412,639	$—	$1,701,395
CMBS interest-only(1)	11,188	330,983	—	—	342,171
GNMA interest-only(2)	—	15,914	724	183	16,821
Agency securities(1)	—	780	—	—	780
GNMA permanent securities(1)	—	4,488	27,675	7,617	39,780
Total	$143,918	$1,508,191	$441,038	$7,800	$2,100,947

(1)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $3.5 million, $4.7 million and $1.6 million realized losses on securities recorded as other than temporary impairments for the years ended December 31, 2017, 2016 and 2015, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	December 31, 2017	December 31, 2016

Land	$213,992	$143,286
Building	789,622	646,372
In-place leases and other intangibles	189,490	154,687
Less: Accumulated depreciation and amortization	(161,063)	(122,007)
Real estate and related lease intangibles, net	$1,032,041	$822,338

Below market lease intangibles, net (other liabilities)	$(42,607)	$(16,506)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2017	2016	2015

Depreciation expense (1)	$28,271	$26,031	$23,922
Amortization expense	11,968	13,302	15,031
Total real estate depreciation and amortization expense	$40,239	$39,333	$38,953

(1)
Depreciation expense on the consolidated statements of income also includes $93 thousand, $114 thousand and $108 thousand of depreciation on corporate fixed assets for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At December 31, 2017, gross intangible assets totaled $189.5 million with total accumulated amortization of $60.9 million, resulting in net intangible assets of $128.6 million, including $8.9 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2016, gross intangible assets totaled $154.7 million with total accumulated amortization of $48.1 million, resulting in net intangible assets of $106.6 million, including $7.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a net reduction in operating lease income of $1.1 million, $1.3 million and $1.4 million, respectively, for amortization of above market lease intangibles acquired. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a net increase in operating lease income of $1.9 million, $1.4 million and $1.8 million, for amortization of below market lease intangibles acquired, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of December 31, 2017 ($ in thousands):

Period Ending December 31,	Amount

2018	$10,634
2019	10,317
2020	10,158
2021	9,556
2022	7,277
Thereafter	72,285
Total	$120,227

There were $0.9 million and $0.7 million of unbilled rent receivables included in other assets on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

There was unencumbered real estate of $128.7 million and $70.3 million as of December 31, 2017 and 2016, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at December 31, 2017 ($ in thousands):

Period Ending December 31,	Amount

2018	$100,409
2019	93,686
2020	88,472
2021	86,216
2022	81,159
Thereafter	1,240,213
Total	$1,690,155

Acquisitions

During the year ended December 31, 2017, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

February 2017	Net Lease	Carmi, IL	$1,411	100.0%
February 2017	Net Lease	Peoria, IL	1,183	100.0%
March 2017	Net Lease	Ridgedale, MO	1,298	100.0%
April 2017	Net Lease	Hanna City, IL	1,141	100.0%
April 2017	Other(2)	El Monte, CA	54,110	70.0%
May 2017	Net Lease	Jessup, IA	1,163	100.0%
May 2017	Net Lease	Shelbyville, IL	1,132	100.0%
May 2017	Net Lease	Jacksonville, FL	115,641	100.0%
May 2017	Net Lease	Wabasha, MN	1,280	100.0%
May 2017	Net Lease	Port O'Connor, TX	1,255	100.0%
May 2017	Net Lease	Denver, IA	1,183	100.0%
June 2017	Net Lease	Jefferson City, MO	1,241	100.0%
August 2017	Other(3)	Miami, FL	38,145	80.0%
September 2017	Net Lease	Milford, IA	1,298	100.0%
September 2017	Other	Crum Lynne, PA	9,196	100.0%
October 2017	Net Lease	Kawkawlin, MI	1,234	100.0%
October 2017	Net Lease	Aroma Park, IL	1,218	100.0%
October 2017	Net Lease	East Peoria, IL	1,350	100.0%
December 2017	Net Lease	Winterset, IA	1,258	100.0%
December 2017	Net Lease	Rockford, MN	1,195	100.0%

Total			$236,932

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $5.3 million to partnership.

(3)	Joint venture partner contributed $1.6 million to the partnership.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the year ended December 31, 2017, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the year ended December 31, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$71,908
Building	157,921
Intangibles	35,083
Below Market Lease Intangibles	(27,980)
Total purchase price	$236,932

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2017 was 19.0 years. The Company recorded $9.5 million in revenues from its 2017 acquisitions for the year ended December 31, 2017, which is included in its consolidated statements of income. The Company recorded $6.8 million in earnings (losses) from its 2017 acquisitions for the year ended December 31, 2017, which is included in its consolidated statements of income.

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

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2016 was 19.5 years. The Company recorded $2.8 million in revenues for the year ended December 31, 2016, which is included in its consolidated statements of income. The Company recorded $(0.3) million in earnings (losses) from its 2016 acquisitions for the year ended December 31, 2016, which are included in its consolidated statements of income.

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

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2015 was 22.6 years. The Company recorded $14.0 million in revenues for the year ended December 31, 2015, which is included in its consolidated statements of income. The Company recorded $3.2 million in earnings (losses) from its 2015 acquisitions for the year ended December 31, 2015, which are included in its consolidated statements of income.

During the year ended December 31, 2015, the Company acquired, via foreclosure, title to one commercial retail operating property, which had a total fair value of $6.7 million and previously served as collateral for mortgage loan receivables held for investment. The acquisition was accounted for at fair value on the date of foreclosure. This loan was not originated by the Company. Instead, it was credit impaired at the time of acquisition, which was reflected in Ladder’s purchase price. A gain of $0.8 million on disposition of loan, representing the difference between the fair value of the property and the $5.9 million carrying value of the loan on the date of foreclosure, is included in fee and other income in the Company’s consolidated statement of income for the year ended December 31, 2015.

Sales

The Company sold the following properties during the year ended December 31, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds(1)(2)	Net Book Value	Realized Gain/(Loss)(1)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$20,122	$10,824	$9,298	—	46	13
Various	Condominium	Miami, FL	10,982	8,693	2,289	—	40	48
Totals			$31,104	$19,517	$11,587

(1)
Realized gain on the sale of real estate, net on the consolidated statements of income also includes $164 thousand of realized loss on the disposal of fixed assets for the year ended December 31, 2017.

(2)	Includes $1.4 million of non-cash proceeds from sale of real estate.

The Company sold the following properties during the year ended December 31, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Mar 2016	Net Lease	Rockland, MA	$7,922	$7,210	$712	1	—	—
Sep 2016	Net Lease	Crawfordsville, IN	6,192	5,726	466	1	—	—
Various	Condominium	Las Vegas, NV	34,049	18,907	15,142	—	73	59
Various	Condominium	Miami, FL	18,307	13,991	4,316	—	65	88
Totals			$66,470	$45,834	$20,636

The Company sold the following properties during the year ended December 31, 2015 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds		Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

May 2015	Net Lease	Plattsmouth, NE	$8,440		$7,983	$457		1	—	—
May 2015	Net Lease	Worthington, MN	8,793		8,321	472		1	—	—
May 2015	Net Lease	Loveland, CO	6,249		5,600	649		1	—	—
Sep 2015	Net Lease	Village of Menomonee Falls, WI	17,856	(1)	16,827	1,029	(2)	1	—	—
Nov 2015	Other	Minneapolis, MN	62,093	(3)	49,022	13,071	(4)	1	—	—
Various	Condominium	Las Vegas, NV	38,779		22,310	16,469		—	88	132
Various	Condominium	Miami, FL	29,924		22,942	6,982		—	99	153
Totals			$172,134		$133,005	$39,129	(5)

(1) Includes $11.3 million of mortgage debt assumed by the buyer, which is included in non-cash transactions on the Company’s consolidated statement of cash flows.
(2) Excludes $0.3 million of gain on mortgage debt assumed by the buyer, which is included in realized gain on sale of real estate, net on the Company’s consolidated statement of cash flows.
(3) Includes $39.8 million of mortgage debt assumed by the buyer, which is included in non-cash transactions on the Company’s consolidated statement of cash flows.
(4) Excludes $1.1 million of gain on mortgage debt assumed by the buyer, which is included in realized gain on sale of real estate, net on the Company’s consolidated statement of cash flows.
(5) Includes $0.2 million loss on sales of fixed assets, which is included in realized gain on sale of real estate, net on the Company’s consolidated statements of income.

Unaudited Pro Forma Information

The following unaudited pro forma information has been prepared based upon our historical combined consolidated financial statements and certain historical financial information of the acquired properties, which are accounted for as business combinations, and should be read in conjunction with the combined consolidated financial statements and notes thereto. The unaudited pro forma combined consolidated financial information reflects the 2016 acquisition adjustments made to present financial results as though the acquisition of such properties occurred on January 1, 2015, through the date of acquisition and the 2015 acquisition adjustments made to present financial results as though the acquisition of the properties occurred on January 1, 2014, through the date of acquisition. This unaudited pro forma information may not be indicative of the results that actually would have occurred if these transactions had been in effect on the dates indicated, nor do they purport to represent our future results of operations ($ in thousands):

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

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2017, the Company had an aggregate investment of $35.4 million in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2017 and December 31, 2016 ($ in thousands):

Entity	December 31, 2017	December 31, 2016

Grace Lake JV, LLC	$4,908	$3,719
24 Second Avenue Holdings LLC	30,533	30,306
Investment in unconsolidated joint ventures	$35,441	$34,025

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
Entity	2017	2016	2015

Ladder Capital Realty Income Partnership I LP	$—	$892	$116
Grace Lake JV, LLC	1,189	953	823
24 Second Avenue Holdings LLC	(1,100)	(1,419)	(568)
Earnings (loss) from investment in unconsolidated joint ventures	$89	$426	$371

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounted for its interest in LCRIP I using the equity method of accounting, as it exerted significant influence but the unrelated limited partners had substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and was entitled to a fee based upon the average net equity invested in LCRIP I, which was subject to a fee reduction in the event average net equity invested in LCRIP I exceeded $100.0 million. As discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during the first quarter of 2016, the Company recorded an additional return on equity of $0.9 million in this investment in unconsolidated joint venture predominately relating to prior years. During the year ended December 31, 2017, the Company recorded no management fees. During the years ended December 31, 2016 and 2015, the Company recorded $6,905 and $77,447 in management fees, respectively, which is reflected in fee and other income in the consolidated statements of income.

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced, and the Company converted its interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake JV. The Company accounts for its interest in Grace Lake JV using the equity method of accounting, as it has a 19% investment, compared to the 81% investment of its operating partner and does not control the entity.

The Company’s investment in Grace Lake LLC is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has a passive investment and no control of this entity and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

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

During the years ended December 31, 2017, 2016 and 2015 the Company recorded $1.1 million, $1.4 million and $0.6 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized and $1.3 million, $0.9 million and $0.3 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of December 31, 2017 and December 31, 2016, 24 Second Avenue had $36.5 million and $21.6 million, respectively, of loans payable. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of December 31, 2017, 11 residential condominium units were under contract for sale for $30.0 million in sales proceeds. As of December 31, 2017, the Company is holding a 10.0% deposit on each sales contract. Our operating partner entered into a construction loan in the amount of $50.5 million to fund the completion of the project. As of December 31, 2017, draws of $36.5 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

The Company’s investment in 24 Second Avenue is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. In general, future costs of development not financed through a third party will be funded with capital contributions from the Company and its outside partner in accordance with their respective ownership percentages.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2017 and December 31, 2016 ($ in thousands):

	December 31, 2017	December 31, 2016

Total assets	$154,979	$138,298
Total liabilities	108,119	94,964
Partners’/members’ capital	$46,860	$43,334

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Year Ended December 31,
	2017	2016	2015

Total revenues	$18,482	$17,047	$18,886
Total expenses	15,291	15,861	15,849
Net income (loss)	$3,191	$1,186	$3,037

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2017 and 2016 are as follows ($ in thousands):

December 31, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$120,493		$479,507	3.23% - 3.98%	10/1/2020	(2)	(3)	$160,031	$159,568
Committed Loan Repurchase Facility	450,000	183,111		266,889	3.63% - 4.48%	5/24/2018	(4)	(3)	333,647	335,076
Committed Loan Repurchase Facility	300,000	63,007		236,993	3.73% - 4.73%	4/10/2018	(5)	(6)	125,379	125,975
Committed Loan Repurchase Facility	200,000	32,042		167,958	4.25% - 4.50%	2/29/2020	(7)	(8)	48,045	48,045
Committed Loan Repurchase Facility	100,000	—		100,000	NA	6/28/2019	N/A	(3)	—	—
Total Committed Loan Repurchase Facilities	1,650,000	398,653		1,251,347					667,102	668,664
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(9)	—	—
Uncommitted Securities Repurchase Facility	N/A (10)	74,757		N/A (10)	1.65% - 3.31%	1/2018 - 3/2018	N/A	(9)	86,322	86,322	(11)
Total Repurchase Facilities	2,050,000	473,410		1,651,347					753,424	754,986
Revolving Credit Facility	241,430	—		241,430	NA	2/11/2018	(4)	N/A (12)	N/A (14)	N/A (14)
Mortgage Loan Financing	692,696	692,696		—	4.25% - 6.75%	2018 - 2027	N/A	(13)	911,034	1,066,708	(14)
CLO Debt	688,479	688,479	(15)	—	2.36% - 5.08%	2021-2034	N/A	(16)	880,385	881,576
Participation Financing - Mortgage Loan Receivable	3,107	3,107		—	17.00%	6/6/2018	N/A	(3)	3,107	3,107
Borrowings from the FHLB	2,000,000	1,370,000		630,000	0.87% - 2.74%	2018 - 2024	N/A	(17)	1,777,597	1,783,210	(18)
Senior Unsecured Notes	1,166,201	1,152,134	(19)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (20)	N/A (20)	N/A (20)
Total Debt Obligations	$6,841,913	$4,379,826		$2,522,777					$4,325,547	$4,489,587

(1)	December 31, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $26.7 million of restricted securities.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	Presented net of unamortized debt issuance costs of $6.0 million at December 31, 2017.

(16)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(17)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(18)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $10.1 million of restricted securities.

(19)	Presented net of unamortized debt issuance costs of $14.1 million at December 31, 2017.

(20)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2016

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2016(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,604		$416,396	2.45% - 3.27%	10/30/2018	(2)	(3)	$292,628	$293,618
Committed Loan Repurchase Facility	450,000	184,158		265,842	2.95% - 3.70%	5/24/2017	(4)	(3)	286,848	288,267
Committed Loan Repurchase Facility	400,000	100,979		299,021	2.95% - 3.99%	4/9/2017	(5)	(6)	235,878	236,696
Committed Loan Repurchase Facility	100,000	27,132		72,868	2.90% - 3.13%	6/28/2019	—	(3)	36,166	36,410
Committed Loan Repurchase Facility	100,000	71,290		28,710	2.93% - 3.68%	8/2/2019	(7)	(3)	110,271	110,897
Total Committed Loan Repurchase Facilities	1,650,000	567,163		1,082,837					961,791	965,888
Committed Securities Repurchase Facility	400,000	228,317		171,683	1.00% - 2.59%	7/1/2018	N/A	(8)	272,402	272,402
Uncommitted Securities Repurchase Facility	N/A (9)	311,705		N/A (9)	1.00% - 2.41%	1/2017 - 3/2017	N/A	(8)	368,638	368,638
Total Repurchase Facilities	2,050,000	1,107,185		1,254,520					1,602,831	1,606,928
Revolving Credit Facility	143,000	25,000		118,000	3.16%	2/11/2017	(10)	N/A (11)	N/A (11)	N/A (11)
Mortgage Loan Financing	590,106	590,106		—	4.25% - 6.75%	2018 - 2026	N/A	(12)	757,468	875,160	(13)
Borrowings from the FHLB	1,998,931	1,660,000		338,931	0.43% - 2.74%	2017 - 2024	N/A	(14)	2,162,779	2,167,017
Senior Unsecured Notes	563,872	559,847	(15)	—	5.875% - 7.375%	2017 - 2021	N/A	N/A (16)	N/A (16)	N/A (16)
Total Debt Obligations	$5,345,909	$3,942,138		$1,711,451					$4,523,078	$4,649,105

(1)	December 31, 2016 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Three additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date, or if the lender consents, October 30, 2019, the initial extended maturity date.

(3)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(9)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(10)	Two additional 12-month extension periods at Company’s option.

(11)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(12)	Real estate.

(13)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(14)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(15)	Presented net of unamortized debt issuance costs of $4.0 million at December 31, 2016.

(16)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the December 31, 2017 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of December 31, 2017 and 2016.

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

As of December 31, 2017, we had repurchase agreements with seven counterparties, with total debt obligations outstanding of $0.5 billion. As of December 31, 2017, two counterparties, Deutsche Bank and J.P. Morgan, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $74.4 million, or 5% of our total equity. As of December 31, 2017, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 37.3%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017, March 23, 2017, September 29, 2017 and October 27, 2017, to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $241.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2018, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in this Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of December 31, 2017 and 2016, the amount of unamortized costs relating to such facilities are $7.8 million and $4.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the years ended December 31, 2017, 2016 and 2015, the Company executed 28, 18 and 51 term debt agreements, respectively, to finance properties in its real estate portfolio. These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2018 - 2027 as of December 31, 2017. These loans have carrying amounts of $692.7 million and $590.1 million, net of unamortized premiums of $6.6 million and $5.6 million at December 31, 2017 and 2016, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $1.0 million, $0.9 million and $0.9 million of premium amortization, which decreased interest expense, for the years ended December 31, 2017, 2016 and 2015, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $911.0 million and $757.5 million as of December 31, 2017 and 2016, respectively.

CLO Debt

The Company completed its inaugural collateralized loan obligation (“CLO”) issuances in the two transactions described below. As of December 31, 2017, the Company had a total of $688.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $6.0 million are included in CLO Debt as of December 31, 2017, in accordance with GAAP. As of December 31, 2017, the CLO debt has interest rates of 2.36% to 5.08% (with a weighted average of 3.4%). As of December 31, 2017, collateral for the CLO debt comprised $880.4 million of first mortgage commercial mortgage real estate loans.

On October 17, 2017, a subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 3.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 3.

Participation Financing - Mortgage Loan Receivable

During the year ended December 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $3.1 million outstanding as of December 31, 2017. The Company recorded $0.5 million of interest expense for the year ended December 31, 2017.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor Captive Insurance Company LLC (“Tuebor”), a consolidated subsidiary of the Company, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2017, Tuebor had $1.4 billion of borrowings outstanding (with an additional $630.0 million of committed term financing available from the FHLB), with terms of overnight to six years (with a weighted average of 2.5 years), interest rates of 0.87% to 2.74% (with a weighted average of 1.61%), and advance rates of 49.6% to 100% of the collateral. As of December 31, 2017, collateral for the borrowings was comprised of $861.7 million of CMBS and U.S. Agency Securities and $915.9 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.2 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2017. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 31.3% of the Company’s outstanding debt obligations as of December 31, 2017. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2017, the Company has a 84.1% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements.

Unamortized debt issuance costs of $14.1 million and $4.0 million are included in senior unsecured notes as of December 31, 2017 and 2016, respectively, in accordance with GAAP.

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

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditional on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $53,547 net loss on extinguishment of debt after recognizing $(22,847) of unamortized debt issuance costs associated with the retired debt.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2017, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity

2018	$1,083,235
2019	283,101
2020	490,321
2021	605,649
2022	656,166
Thereafter	1,274,833
Subtotal	$4,393,305
Debt issuance costs included in senior unsecured notes	(14,067)
Debt issuance costs included in CLO debt	(6,009)
Premiums included in mortgage loan financing(1)	6,597
Total	4,379,826

(1)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. Premium is amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $780.0 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2017.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2017 and 2016 are as follows ($ in thousands):

December 31, 2017

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$945,167		$954,397	$953,499	Internal model, third-party inputs	2.79%	2.89
CMBS interest-only(1)	3,140,297	(2)	112,609	113,071	Internal model, third-party inputs	3.16%	3.08
GNMA interest-only(3)	172,916	(2)	5,245	4,477	Internal model, third-party inputs	6.70%	4.18
Agency securities(1)	720		743	728	Internal model, third-party inputs	1.80%	2.94
GNMA permanent securities(1)	33,745		34,386	34,742	Internal model, third-party inputs	3.62%	5.66
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,300,709		3,282,462	3,292,035	Discounted Cash Flow(4)	7.18%	1.61
Provision for loan losses	N/A		(4,000)	(4,000)	(5)	N/A	N/A
Mortgage loan receivables held for sale	232,527		230,180	236,428	Internal model, third-party inputs(6)	4.88%	8.17
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	594,140		N/A	888	Counterparty quotations	N/A	0.24

Liabilities:
Repurchase agreements - short-term	371,427		371,427	371,427	Discounted Cash Flow(9)	3.19%	0.35
Repurchase agreements - long-term	101,983		101,983	101,983	Discounted Cash Flow(10)	2.62%	2.64
Mortgage loan financing	692,394		692,696	693,055	Discounted Cash Flow(10)	4.91%	6.81
CLO debt	688,479		688,479	688,479	Discounted Cash Flow(9)	3.40%	10.77
Participation Financing - Mortgage Loan Receivable	3,107		3,107	3,107	Discounted Cash Flow(11)	17.00%	0.43
Borrowings from the FHLB	1,370,000		1,370,000	1,369,544	Discounted Cash Flow	1.61%	2.49
Senior unsecured notes	1,166,201		1,152,134	1,187,187	Broker quotations, pricing services	5.39%	5.28
Nonhedge derivatives(1)(8)	54,160		N/A	2,606	Counterparty quotations	N/A	2.44

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(9)
Fair value for repurchase agreement liabilities and CLO debt is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

(10)
For repurchase agreements - long term and mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

(11)	Fair value for Participation Financing - Mortgage Loan Receivable approximates amortized cost as this is a loan participation to a third party.

December 31, 2016

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,676,680		$1,698,276	$1,701,395	Internal model, third-party inputs	2.81%	3.55
CMBS interest-only(1)	8,160,458	(2)	343,534	342,171	Internal model, third-party inputs	3.45%	2.99
GNMA interest-only(3)	478,577	(2)	18,994	16,821	Internal model, third-party inputs	4.19%	4.44
Agency securities(1)	774		802	780	Internal model, third-party inputs	1.29%	3.27
GNMA permanent securities(1)	38,327		39,145	39,780	Internal model, third-party inputs	3.80%	10.30
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,011,309		2,000,095	2,018,973	Discounted Cash Flow(4)	7.17%	1.66
Provision for loan losses	N/A		(4,000)	(4,000)	(5)	N/A	N/A
Mortgage loan receivables held for sale	360,518		357,882	359,897	Internal model, third-party inputs(6)	4.20%	4.55
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	847,000		N/A	5,018	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	629,430		629,430	629,430	Discounted Cash Flow(9)	2.10%	0.18
Repurchase agreements - long-term	477,756		477,756	477,756	Discounted Cash Flow(10)	2.00%	1.70
Revolving credit facility	25,000		25,000	25,000	Discounted Cash Flow(11)	3.16%	0.12
Mortgage loan financing	589,152		590,106	595,778	Discounted Cash Flow(10)	4.85%	7.15
Borrowings from the FHLB	1,660,000		1,660,000	1,662,178	Discounted Cash Flow	1.12%	2.42
Senior unsecured notes	563,872		559,847	550,562	Broker quotations, pricing services	6.67%	2.81
Nonhedge derivatives(1)(8)	100,400		N/A	3,446	Counterparty quotations	N/A	3.21

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2017 and 2016 ($ in thousands):

December 31, 2017

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$945,167		$—	$—	$953,499	$953,499
CMBS interest-only(1)	3,140,297	(2)	—	—	113,071	113,071
GNMA interest-only(3)	172,916	(2)	—	—	4,477	4,477
Agency securities(1)	720		—	—	728	728
GNMA permanent securities(1)	33,745		—	—	34,742	34,742
Nonhedge derivatives(4)	594,140		—	888	—	888
			$—	$888	$1,106,517	$1,107,405
Liabilities:
Nonhedge derivatives(4)	54,160		$—	$2,606	$—	$2,606

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,300,709		$—	$—	$3,292,035	$3,292,035
Provision for loan losses	N/A		—	—	(4,000)	(4,000)
Mortgage loan receivable held for sale	232,527		—	—	236,428	236,428
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$3,602,378	$3,602,378
Liabilities:						0
Repurchase agreements - short-term	371,427		$—	$—	$371,427	$371,427
Repurchase agreements - long-term	101,983		—	—	101,983	101,983
Mortgage loan financing	692,394		—	—	693,055	693,055
CLO debt	688,479		—	—	688,479	688,479
Participation Financing - Mortgage Loan Receivable	3,107		—	—	3,107	3,107
Borrowings from the FHLB	1,370,000		—	—	1,369,544	1,369,544
Senior unsecured notes	1,166,201		—	—	1,187,187	1,187,187
			$—	$—	$4,414,782	$4,414,782

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2017 and 2016 ($ in thousands):

Level 3	2017	2016

Balance at January 1,	$2,100,947	$2,407,217
Transfer from level 2	—	—
Purchases	210,521	977,456
Sales	(1,025,700)	(539,295)
Paydowns/maturities	(138,413)	(684,143)
Amortization of premium/discount	(57,231)	(76,475)
Unrealized gain/(loss)	(816)	8,463
Realized gain/(loss) on sale(1)	17,209	7,724
Balance at December 31,	$1,106,517	$2,100,947

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$953,499		Discounted cash flow	Yield (4)	0.61%	3%	18.32%
				Duration (years)(5)	0.12	3.19	7.84
CMBS interest-only (1)	113,072	(2)	Discounted cash flow	Yield (4)	2.7%	3.52%	6.31%
				Duration (years)(5)	0.39	3.06	4.46
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	4,476	(2)	Discounted cash flow	Yield (4)	4.46%	11.85%	71.88%
				Duration (years)(5)	0.44	2.43	5.19
				Prepayment speed (CPJ)(5)	5.00	12.19	35.00
Agency securities (1)	728		Discounted cash flow	Yield (4)	1.4%	2.16%	2.52%
				Duration (years)(5)	0	3.22	4.72
GNMA permanent securities (1)	34,742		Discounted cash flow	Yield (4)	2.62%	3.44%	6.93%
				Duration (years)(5)	1.40	5.75	5.94
Total	$1,106,517

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

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of December 31, 2017 and 2016 ($ in thousands):

December 31, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$304,300	$656	$—	0.25
10-year Swap	248,100	133	153	0.25
5-year U.S. Treasury Note	11,400	47	—	0.25
Variation Margin	—	—	911
Total futures	563,800	836	1,064
Swaps
3 Month LIBOR(2)	50,000	—	1,542	2.68
Credit derivatives
VIX	34,500	52	—	0.12
Total credit derivatives	34,500	52	—
Total derivatives	$648,300	$888	$2,606

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

December 31, 2016

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	602,200	3,210	2	0.25
10-year Swap	226,700	1,674	266	0.25
5-year U.S. Treasury Note	21,800	93	—	0.25
10-year U.S. Treasury Note	3,200	38	—	0.25
Total futures	853,900	5,015	268
Swaps
3 Month LIBOR(2)	50,000	—	2,697	3.72
Credit Derivatives
CMBX	10,000	3	—	5.08
CDX	33,500	—	481	1.97
Total credit derivatives	43,500	3	481
Total derivatives	$947,400	$5,018	$3,446

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Year Ended December 31, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(4,975)	$(7,655)	$(12,630)
Swaps	1,126	(1,008)	118
Credit Derivatives	417	(546)	(129)
Total	$(3,432)	$(9,209)	$(12,641)

	Year Ended December 31, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$3,608	$(3,954)	$(346)
Swaps	956	(1,264)	(308)
Credit Derivatives	(340)	(415)	(755)
Total	$4,224	$(5,633)	$(1,409)

	Year Ended December 31, 2015
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$9,214	$(46,816)	$(37,602)
Swaps	661	(1,992)	(1,331)
Credit Derivatives	307	(311)	(4)
Total	$10,182	$(49,119)	$(38,937)

The Company’s counterparties held $9.6 million and $11.3 million of cash margin as collateral for derivatives as of December 31, 2017 and 2016, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of December 31, 2017 and 2016, the Company was in compliance with these requirements and not in default on its indebtedness. As of December 31, 2017 and 2016, there was $4.1 million and $6.2 million of cash collateral held by the derivative counterparties for these derivatives, respectively, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2017 and 2016. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2017
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$888	$—	$888	$—	$—	$888
Total	$888	$—	$888	$—	$—	$888

(1) Included in restricted cash on consolidated balance sheets.

As of December 31, 2017
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$2,606	$—	$2,606	$—	$2,606	$—
Repurchase agreements	473,410	—	473,410	473,410	—	—
Total	$476,016	$—	$476,016	$473,410	$2,606	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2017 and 2016 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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
During the year ended December 31, 2017, 20,767,407 Series REIT LP Units and 20,767,407 Series TRS LP Units were collectively exchanged for 20,767,407 shares of Class A common stock and 20,767,407 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the year ended December 31, 2016, 10,521,149 Series REIT LP Units and 10,521,149 Series TRS LP Units were collectively exchanged for 10,521,149 shares of Class A common stock; and 10,521,149 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the year ended December 31, 2015, 3,586,546 Series REIT LP Units and 3,586,546 Series TRS LP Units were collectively exchanged for 3,586,546 shares of Class A common stock; and 3,586,546 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2017, the Company repurchased 189,897 shares of Class A common stock at an average of $13.61 per share for a total aggregate purchase price of $2.6 million. During the year ended December 31, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. During the year ended December 31, 2015, the Company repurchased 84,203 shares of Class A common stock at an average of $11.81 per share for a total aggregate purchase price of $1.0 million. All repurchased shares are recorded in treasury stock at cost. As of December 31, 2017, the Company has a remaining amount available for repurchase of $41.8 million, which represents 3.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $13.63 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	189,897	(2,584)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2017		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2016		$44,353

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2014		$50,000
Additional authorizations		—
Repurchases paid	84,203	(994)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2015		$49,006

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

Consistent with IRS guidance, the Company may, subject to a cash/stock election by its shareholders, pay a portion of its dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit its ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of the Company’s board of directors. Generally, the Company expects its distributions to be taxable as ordinary dividends to its shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital or a capital gain (although for taxable years beginning after December 31, 2017 and before January 1, 2026, generally stockholders that are individuals, trusts or estates may deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations). The Company believes that its significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to its shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2017, 2016 and 2015:

Declaration Date	Dividend per Share

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460
Total	$1.285

March 12, 2015	$0.250
June 8, 2015	0.250
September 1, 2015	0.275
December 1, 2015	1.450
Total	$2.225

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2017, 2016 and 2015:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain

December 27, 2016	January 24, 2017	(1)	$0.059	$0.054	$—	$0.005	$—
March 13, 2017	April 3, 2017		0.300	0.276	—	0.024	—
June 12, 2017	July 3, 2017		0.300	0.276	—	0.024	—
September 11, 2017	October 2, 2017		0.300	0.276	—	0.024	—
December 11, 2017	January 3, 2018	(2)	0.265	0.244	—	0.021	—
Total			$1.224	$1.126	$—	$0.098	$—

(1)      $0.401 of the $0.460 fourth quarter dividend paid on January 24, 2017 is considered a 2016 dividend for U.S. federal income tax purposes. $0.059 is considered a 2017 dividend for U.S. federal income tax purposes and will be reflected in 2017 tax reporting.
(2)      $0.265 of the $0.315 fourth quarter dividend paid on January 3, 2018 is considered a 2017 dividend for U.S. federal income tax purposes. $0.050 is considered a 2018 dividend for U.S. federal income tax purposes and will be reflected in 2018 tax reporting.

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2016	$1,365	$759	$2,124
Other comprehensive income (loss)	(2,915)	695	(2,220)
Exchange of noncontrolling interest for common stock	1,696	(1,696)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(358)	358	—
December 31, 2017	$(212)	$116	$(96)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	3,420	5,099	8,519
Exchange of noncontrolling interest for common stock	1,202	(1,202)	—
Rebalancing of ownership percentage between Company and Operating Partnership	299	(299)	—
December 31, 2016	$1,365	$759	$2,124

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2014	$15,656	$14,494	$30,150
Other comprehensive income (loss)	(20,046)	(16,499)	(36,545)
Exchange of noncontrolling interest for common stock	645	(645)	—
Rebalancing of ownership percentage between Company and Operating Partnership	189	(189)	—
December 31, 2015	$(3,556)	$(2,839)	$(6,395)

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2017, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $3.5 million as of December 31, 2017. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015 consist of the following:

($ in thousands except share amounts)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Basic Net income (loss) available for Class A common shareholders	$95,276	$66,727	$73,821
Diluted Net income (loss) available for Class A common shareholders	$124,046	$114,156	$73,821
Weighted average shares outstanding
Basic	81,902,524	61,998,089	51,702,188
Diluted	109,704,880	107,638,788	51,870,808

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2017, 2016 and 2015 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the years ended December 31, 2017, 2016 and 2015, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the years ended December 31, 2017, 2016 and 2015, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the years ended December 31, 2017, 2016 and 2015, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the years ended December 31, 2017, 2016 and 2015, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$95,276	$66,727	$73,821
Denominator:
Weighted average number of shares of Class A common stock outstanding	81,902,524	61,998,089	51,702,188
Basic net income (loss) per share of Class A common stock	$1.16	$1.08	$1.43

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$95,276	$66,727	$73,821
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	30,378	47,130	—
Additional corporate tax (expense) benefit	(1,608)	299	—
Diluted net income (loss) attributable to Class A common shareholders	$124,046	$114,156	$73,821
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	81,902,524	61,998,089	51,702,188
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	27,773,765	45,118,668	—
Incremental shares of unvested Class A restricted stock	28,591	522,031	168,620
Diluted weighted average number of shares of Class A common stock outstanding	109,704,880	107,638,788	51,870,808
Diluted net income (loss) per share of Class A common stock	$1.13	$1.06	$1.42

For the year ended December 31, 2015, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS, as the inclusion of such potential common shares in the calculation would be anti-dilutive.

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income (loss) per share of Class A common stock.

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Year Ended December 31,
	2017		2016	2015

Stock Based Compensation Expense:
2015 Annual Restricted Stock/Option Awards	$1,876		$4,838	$6,197
2016 Annual Restricted Stock/Option Awards	2,094		6,690	—
2017 Annual Restricted Stock Awards	7,289	(1)	—	—
2017 Other Restricted Stock Awards	302		—	—
2018 Annual Restricted Stock Awards(2)	6,768	(1)	—	—
Other Employee/Director Awards	636		6,112	7,591
Total Stock Based Compensation Expense	$18,965		$17,640	$13,788

Phantom Equity Investment Plan	$510		$689	$(2,958)
Ladder Capital Corp Deferred Compensation Plan	$568		$710	$(553)
Bonus Expense	$33,747		$29,224	$34,359

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris.

(2)	Granted in December 2017.

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

For 2016 performance, management received stock-based incentive equity. On February 18, 2017, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $10.2 million which represents 736,461 shares of restricted Class A common stock in connection with 2016 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. For other Management Grantees, fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2017, 2018 and 2019, respectively. The Catch-Up Provision applies to the performance vesting portion of this award.

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

On February 18, 2017, Restricted Stock Awards were granted to certain non-management employees (each, a “Non-Management Grantee”) with an aggregate value of $0.6 million which represents 40,000 shares of restricted Class A common stock in connection with 2016 compensation. Fifty percent of each Restricted Stock Award granted is subject to time-based vesting criteria, and the remaining 50% of each Restricted Stock Award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to Non-Management Grantees will vest in three installments on each of the first three anniversaries of June 1, 2017, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on June 1 of each of 2018, 2019 and 2020 (subject to the performance target being achieved). The Catch-Up Provision applies to the performance vesting portion of this award. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the February 18, 2017 Restricted Stock Awards to Non-Management Grantees for time-based vesting shall be recognized 1/3 for the period February 18, 2017 through June 1, 2018, 1/3 for the period June 2, 2018 through June 1, 2019 and 1/3 for the period June 2, 2019 through June 1, 2020.

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

2018 Annual Restricted Stock Awards

For 2017 performance, management received stock-based incentive equity. On December 21, 2017, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $10.5 million which represents 768,205 shares of restricted Class A common stock in connection with 2017 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. For other Management Grantees, fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on each of February 18, 2019, February 18, 2020 and February 18, 2021, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2018, 2019 and 2020, respectively. The Catch-Up Provision applies to the performance vesting portion of this award.

The Company has elected to recognize the compensation expense related to the time-based vesting of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period for the entire award. As such, the compensation expense related to the December 21, 2017 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

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

Upon a change in control (as defined in the respective award agreements), all restricted stock awards will become fully vested, if (1) the Management Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, the Management Grantee’s employment is terminated without cause or due to death or disability or the Management Grantee resigns for Good Reason. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock and option awards granted.

On December 21, 2017, Restricted Stock Awards were granted to certain non-management employees (each, a “Non-Management Grantee”) with an aggregate value of $5.0 million which represents 369,328 shares of restricted Class A common stock in connection with 2017 compensation. Fifty percent of each Restricted Stock Award granted is subject to time-based vesting criteria, and the remaining 50% of each Restricted Stock Award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to Non-Management Grantees will vest in three installments on February 18 of each of 2019, 2020 and 2021 subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2018, 2019 and 2020, respectively. The Catch-Up Provision applies to the performance vesting portion of this award. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the December 21, 2017 Restricted Stock Awards to Non-Management Grantees shall be recognized 1/3 for the period December 21, 2017 through February 18, 2019, 1/3 for the period February 19, 2019 through February 18, 2020 and 1/3 for the period February 19, 2020 through February 18, 2021.

In the event a Non-Management Grantee is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (and be forfeited) in accordance with the performance conditions; provided that if such change in control is for more than 50% of the shares of the Company, then all restricted stock awards will become fully vested if the Non-Management Grantee continues to be employed through the closing of the change in control.

Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition.  Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Year Ended December 31,
	2017		2016		2015
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	1,996,594	$27,489	793,598	$9,118	726,327	$13,353
Grants - Class A Common Stock (restricted) dividends	15,560	216	166,934	1,908	—	—
Stock Options	—	—	380,949	1,356	670,256	1,441

Amortization to compensation expense
LP Units compensation expense		—		—		(124)
Ladder compensation expense		(18,965)		(17,640)		(13,664)
Total amortization to compensation expense		$(18,965)		$(17,640)		$(13,788)

The table below presents the number of unvested shares and outstanding stock options at December 31, 2017 and changes during 2017 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	2,012,154	—
Exercised		—
Vested	(2,225,654)
Forfeited	(10,000)	—
Expired		—
Nonvested/Outstanding at December 31, 2017	1,252,365	982,135

Exercisable at December 31, 2017		752,017

At December 31, 2017 there was $14.5 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 38 months, with a weighted-average remaining vesting period of 27.9 months.

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

	Restricted Stock	Stock Options	LP Units(1)

Nonvested/Outstanding at December 31, 2015	1,334,369	601,186	504
Granted	960,531	380,949	—
Exercised		—
Vested	(770,568)		(504)
Forfeited	(48,467)	—	—
Expired		—
Nonvested/Outstanding at December 31, 2016	1,475,865	982,135	—

Exercisable at December 31, 2016		230,936

(1)         Converted to LP Units of LCFH on February 11, 2014 in connection with IPO. LCFH LP Unitholders also received an equal number of shares of Class B Common stock of the Company at IPO. The LP Units converted to an equal number of Series REIT LP Units and Series TRS LP Units on December 31, 2014 in connection with the Company’s conversion to a REIT.

As of December 31, 2016 there was $6.1 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 26 months, with a weighted-average remaining vesting period of 19.3 months.

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
As of December 31, 2017, there were 42,270 phantom units that have been withdrawn from the plan, resulting in a liability of $1.0 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there were 373,871 phantom units outstanding, all of which are vested, resulting in a liability of $6.1 million, which is included in accrued expenses on the consolidated balance sheets.

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

As of December 31, 2017, there are 321,476 phantom units outstanding, of which 182,983 are unvested and 53,848 phantom units which have been withdrawn from the plan, resulting in a liability of $3.8 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2016, there were 273,709 phantom units outstanding, of which 134,281 are unvested, resulting in a liability of $3.6 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. On February 8, 2017, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2016 and paid to employees in full on February 21, 2017. During the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $33.7 million, $29.2 million, and $34.4 million, respectively, related to bonuses.

16. INCOME TAXES

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

As part of the recently enacted Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2017	2016	2015

Current expense (benefit)
U.S. Federal	$1,845	$(386)	$9,020
State and local	276	4,838	2,637
Total current expense (benefit)	2,121	4,452	11,657
Deferred expense (benefit)
U.S. Federal	4,632	1,417	2,247
State and local	959	451	653
Total deferred expense (benefit)	5,591	1,868	2,900
Provision for income tax expense (benefit)	$7,712	$6,320	$14,557

There were $2.6 million, corporate taxes payable (receivable) as of December 31, 2017. Corporate taxes payable (receivable) as of December 31, 2016 were $0.8 million. There were $0.5 million NYC UBT taxes payable (receivable) at December 31, 2017. NYC UBT taxes payable (receivable) at December 31, 2016 were $0.4 million. Prepaid corporate taxes as of December 31, 2017 and December 31, 2016 were $12.4 million and $13.4 million, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016		2015

US statutory tax rate	35.00%	35.00%		35.00%
REIT income not subject to corporate income tax	(29.53)%	(34.38)%		(32.37)%
Increase due to state and local taxes	0.74%	4.41%	(1)	1.40%
Deferred tax asset write-off upon conversion to REIT	—%	—%		1.44%
Change in valuation allowance	2.13%	0.42%		3.29%
Impact of Tax Cuts and Jobs Act	(2.53)%	—%		—%
Other	(0.04)%	(0.19)%		0.39%
Effective income tax rate	5.77%	5.26%		9.15%

(1)	The increase in state taxes shown above is primarily related to additional tax expense of $3.3 million pertaining to a New York State tax audit, further discussed below.

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2017 and 2016, the Company’s net deferred tax assets (liabilities) were $(5.7) million and $2.1 million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2017	December 31, 2016

Deferred Tax Assets
Basis difference in operating partnerships	$—	$2,023
Unrealized gains (losses)	1,461	99
Unrealized gains (losses) - derivatives	5,781	5,668
Valuation allowance	(5,781)	(5,668)
Total Deferred Tax Assets	$1,461	$2,122

	December 31, 2017	December 31, 2016

Deferred Tax Liability
Basis difference in operating partnerships	$7,134	$—
Unrealized gains (losses)	—	—
Unrealized gains (losses) - derivatives	—	—
Valuation allowance	—	—
Total Deferred Tax Liability	$7,134	$—

As of December 31, 2017 and 2016, the Company has a deferred tax asset of $5.8 million and $5.7 million, respectively, relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2017, the tax years 2013, 2014, 2015 and 2016 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by the transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities for the years 2010-2012 (which are now wholly owned). As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. The settlement was finalized during the three months ended December 31, 2016. Pursuant to the indemnification, Management expected to recover such amounts and, accordingly, recorded fee and other income in the amount of $3.3 million as well as a corresponding receivable from the indemnity counterparties. As of January, 31, 2017, the Company had recovered all amounts owed by the indemnity counterparties related to the 2010-2012 audit. The IRS and New York State have recently begun routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of December 31, 2017 and 2016, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2017, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of December 31, 2017 and 2016, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.7 million and $2.5 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of December 31, 2017, members of senior management have $0.9 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

Stockholders Agreement

On March 3, 2017, Ladder, RREF II Ladder LLC, an entity affiliated with The Related Companies, and certain pre-IPO stockholders of Ladder, including affiliates of TowerBrook Capital Partners, L.P. and GI Partners L.P., closed a purchase by Related of $80.0 million of Ladder’s Class A common stock from the pre-IPO stockholders. As part of the closing of the transaction, Ladder and Related entered into a Stockholders Agreement, dated as of March 3, 2017, pursuant to which Jonathan Bilzin resigned from the Board, and all committees thereof, and Ladder appointed Richard O’Toole to replace Mr. Bilzin as a Class II Director on Ladder’s Board, each effective as of March 3, 2017. Pursuant to the Stockholders Agreement, Ladder granted to Related a right of first offer with respect to certain horizontal risk retention investments in which Ladder intends to retain an interest and Related agreed to certain standstill provisions.

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

On May 20, 2015, the Company provided a $25.0 million, 9.0% fixed rate, approximately one year, interest-only mezzanine loan, to Halletts Investors LLC (“Borrower”), an entity affiliated with Douglas Durst, one of the Company’s directors and chairman of The Durst Organization. The loan, which was approved by the Audit Committee and Risk and Underwriting Committee in accordance with the Company’s policies regarding related party transactions, was secured by Borrower’s ownership interest in Durst Halletts Member LLC (“Guarantor”). Borrower and Guarantor indirectly own a controlling interest in the three entities that collectively own approximately 9.66 acres of undeveloped land located along the East River waterfront on Hallets Point Peninsula in Astoria Queens, New York. Douglas Durst and members of his family, including trusts for which Douglas Durst is a trustee, have a controlling interest in Borrower and Guarantor. The loan matured on and was repaid in full as of June 3, 2016. For the years ended December 31, 2016 and December 31, 2015, the Company earned $1.0 million and $1.4 million, respectively, in interest income related to this loan.

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. For the year ended December 31, 2017, the Company incurred $0.5 million in interest expense related to this loan which is included in accrued expenses on the Company’s consolidated balance sheets.

On July 6, 2017, Ladder provided a $21.0 million first mortgage loan to a borrower affiliated with The Related Companies to facilitate the acquisition of two commercial condominium units in the Brickell Heights mixed use development in Miami, Florida. The borrowing entity, Brickell Heights Commercial LLC, is 80% owned by a joint venture between Related Special Assets LLC, a personal investment vehicle for certain principals of The Related Companies, and another investor, with the remaining 20% interest belonging to an affiliate of The Related Group of Florida. For the year ended December 31, 2017, the Company earned $0.3 million in interest income related to this loan.

18. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $1.1 million, $1.2 million and $1.5 million, of rental expense for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2018	$1,205
2019	1,180
2020	1,180
2021	1,180
2022	100
Thereafter	—
Total	$4,845

Unfunded Loan Commitments

As of December 31, 2017, the Company’s off-balance sheet arrangements consisted of $157.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding, which consisted of $157.0 million to provide additional first mortgage loan financing. As of December 31, 2016, the Company’s off-balance sheet arrangements consisted of $147.7 million of unfunded commitments of mortgage loan receivables held for investment, at rates to be determined at the time of funding, which was composed of $146.3 million to provide additional first mortgage loan financing and $1.4 million to provide additional mezzanine loan financing. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

Hurricanes Harvey, Irma and Maria

During 2017, Hurricanes Harvey, Irma and Maria inflicted damage on certain of the properties owned by the Company or securing loans held by the Company with carrying amounts of $13.0 million, $291.3 million and $23.8 million, respectively, as of December 31, 2017. The damage to individual properties owned by the Company was not significant and all properties are open and operating. The Company has insurance coverage on the properties it owns and expects to fully recover amounts for necessary repairs in excess of its deductibles. The Company’s loan agreements require adequate insurance to be maintained by the respective borrowers. The Company understands that the damages to the affected collateral underlying the Company’s mortgage loans were not significant and that all properties are open and operating. Accordingly, the Company does not believe it is exposed to any additional loan losses as a result of each hurricane’s impact on its borrowers and the underlying property collateral.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities. The real estate segment includes net leased properties, office buildings, a mobile home community, a warehouse, a shopping center and condominium units. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2017
Interest income	$219,892	$43,542	$15	$218	$263,667
Interest expense	(39,530)	(5,800)	(28,679)	(72,109)	(146,118)
Net interest income (expense)	180,362	37,742	(28,664)	(71,891)	117,549
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	180,362	37,742	(28,664)	(71,891)	117,549

Operating lease income	—	—	89,492	—	89,492
Tenant recoveries	—	—	7,179	—	7,179
Sale of loans, net	54,046	—	—	—	54,046
Realized gain on securities	—	17,209	—	—	17,209
Unrealized gain (loss) on Agency interest-only securities	—	1,405	—	—	1,405
Realized gain (loss) on sale of real estate, net	—	—	11,423	—	11,423
Fee and other income	6,859	—	7,865	3,617	18,341
Net result from derivative transactions	(8,425)	(4,216)	—	—	(12,641)
Earnings from investment in unconsolidated joint ventures	—	—	89	—	89
Gain (loss) on extinguishment of debt	(19)	—	—	(54)	(73)
Total other income (expense)	52,461	14,398	116,048	3,563	186,470

Salaries and employee benefits	—	—	—	(70,463)	(70,463)
Operating expenses	302	—	—	(21,723)	(21,421)
Real estate operating expenses	—	—	(33,216)		(33,216)
Fee expense	(3,649)	(280)	(1,067)	—	(4,996)
Depreciation and amortization	—	—	(40,239)	(93)	(40,332)
Total costs and expenses	(3,347)	(280)	(74,522)	(92,279)	(170,428)

Tax (expense) benefit	—	—	—	(7,712)	(7,712)
Segment profit (loss)	$229,476	$51,860	$12,862	$(168,319)	$125,879

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974	$6,025,615

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2016
Interest income	$161,315	$74,987	$10	$60	$236,372
Interest expense	(25,531)	(9,740)	(25,333)	(60,223)	(120,827)
Net interest income (expense)	135,784	65,247	(25,323)	(60,163)	115,545
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	135,484	65,247	(25,323)	(60,163)	115,245

Operating lease income	—	—	77,277	—	77,277
Tenant recoveries	—	—	5,958	—	5,958
Sale of loans, net	26,009	—	—	—	26,009
Realized gain on securities	—	7,724	—	—	7,724
Unrealized gain (loss) on Agency interest-only securities	—	(56)	—	—	(56)
Realized gain on sale of real estate, net	—	—	20,636	—	20,636
Fee and other income	7,547	—	7,253	6,565	21,365
Net result from derivative transactions	8,371	(9,780)	—	—	(1,409)
Earnings from investment in unconsolidated joint ventures	—	—	(466)	892	426
Loss on extinguishment of debt	—	—	—	5,382	5,382
Total other income	41,927	(2,112)	110,658	12,839	163,312

Salaries and employee benefits	(11,000)	—	—	(53,270)	(64,270)
Operating expenses	—	—	—	(20,552)	(20,552)
Real estate operating expenses	—	—	(30,545)	—	(30,545)
Fee expense	(2,343)	(166)	(618)	(576)	(3,703)
Depreciation and amortization	—	—	(39,354)	(93)	(39,447)
Total costs and expenses	(13,343)	(166)	(70,517)	(74,491)	(158,517)

Income tax (expense) benefit	—	—	—	(6,320)	(6,320)
Segment profit (loss)	$164,068	$62,969	$14,818	$(128,135)	$113,720

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050	$5,578,337

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Year ended December 31, 2015
Interest income	$165,403	$76,083	$—	$53	$241,539
Interest expense	(24,039)	(7,256)	(23,873)	(58,135)	(113,303)
Net interest income (expense)	141,364	68,827	(23,873)	(58,082)	128,236
Provision for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	140,764	68,827	(23,873)	(58,082)	127,636

Operating lease income	—	—	80,465	—	80,465
Tenant recoveries	—	—	9,907	—	9,907
Sale of loans, net	71,066	—	—	—	71,066
Gain on securities	—	24,007	—	—	24,007
Unrealized gain (loss) on Agency interest-only securities	—	(1,249)	—	—	(1,249)
Sale of real estate, net	2,346	—	38,040	—	40,386
Fee and other income	5,999	230	5,989	2,987	15,205
Net result from derivative transactions	(12,609)	(26,328)	—	—	(38,937)
Earnings from investment in unconsolidated joint ventures	—	—	255	116	371
Total other income	66,802	(3,340)	134,656	3,103	201,221

Salaries and employee benefits	(16,531)	—	—	(45,081)	(61,612)
Operating expenses	381	—	—	(25,484)	(25,103)
Real estate operating expenses	—	—	(37,868)	(1)	(37,869)
Fee expense	(1,693)	(40)	(470)	(2,318)	(4,521)
Depreciation and amortization	—	—	(38,953)	(108)	(39,061)
Total costs and expenses	(17,843)	(40)	(77,291)	(72,992)	(168,166)

Tax (expense) benefit	—	—	—	(14,557)	(14,557)
Segment profit (loss)	$189,723	$65,447	$33,492	$(142,528)	$146,134

Total assets as of December 31, 2015	$2,310,409	$2,407,217	$868,528	$309,058	$5,895,212

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $35.4 million and $34.0 million as of December 31, 2017 and 2016, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $77.9 million as of December 31, 2017 and 2016, the Company’s deferred tax asset (liability) of $(5.7) million and $2.1 million as of December 31, 2017 and 2016, respectively and the Company’s senior unsecured notes of $1.2 billion and $559.8 million as of December 31, 2017 and 2016, respectively.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

As more fully discussed in Notes 2 and 4, in the fourth quarter of 2017, the Company changed its method of accounting for transfers of commercial mortgage loans to securitization trusts that issue risk retention securities to a TPP in accordance with the Dodd-Frank Act. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The tables below present selected financial information “as adjusted for the impact of change in accounting principle” for all periods and “as historically reported” for the three month periods ended June 30, 2017 and September 30, 2017 previously presented.

The following summarizes the consolidated quarterly financial information for the Company ($ in thousands except per share and dividend amounts):

	Q4 2017	Q3 2017	Q2 2017	Q1 2017(1)
	(as adjusted for the impact of change in accounting principle)

Interest income	$73,352	$66,833	$65,970	$57,512
Net interest income after provision for loan losses	31,795	29,348	30,309	26,097
Other income (loss)	69,436	39,141	47,475	30,418
Costs and expenses	52,804	39,244	40,120	38,260
Income (loss) before taxes	48,427	29,245	37,664	18,255
Income tax expense (benefit)	3,057	(576)	6,606	(1,375)
Net income (loss)	45,370	29,821	31,058	19,630
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(92)	265	(77)	(322)
Net (income) loss attributable to noncontrolling interest in operating partnership	(9,172)	(6,499)	(8,868)	(5,838)
Net income (loss) attributable to Class A common shareholders	$36,106	$23,587	$22,113	$13,470

Earnings per share:
Basic	$0.41	$0.28	$0.28	$0.18
Diluted	$0.40	$0.28	$0.26	$0.18

Dividends per share of common stock	$0.315	$0.300	$0.300	$0.300

	Q4 2016(2)	Q3 2016	Q2 2016	Q1 2016(2)
	(as historically reported - no adjustments)

Interest income	$60,721	$60,284	$55,766	$59,601
Net interest income after provision for loan losses	28,517	29,599	27,214	29,915
Other income (loss)	89,212	69,335	11,835	(7,070)
Costs and expenses	45,335	40,615	37,405	35,162
Income (loss) before taxes	72,394	58,319	1,644	(12,317)
Income tax expense (benefit)	773	8,721	(2,301)	(873)
Net income (loss)	71,621	49,598	3,945	(11,444)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(298)	439	(235)	232
Net (income) loss attributable to predecessor unitholders	—	—	—	—
Net (income) loss attributable to noncontrolling interest in operating partnership	(29,467)	(22,429)	(908)	5,673
Net income (loss) attributable to Class A common shareholders	$41,856	$27,608	$2,802	$(5,539)

Earnings per share:
Basic	$0.64	$0.44	$0.05	$(0.09)
Diluted	$0.63	$0.44	$0.05	$(0.09)

Dividends per share of common stock	$0.460	$0.275	$0.275	$0.275

(1)	See Note 2. Significant Accounting Policies, “Out-of-Period Adjustments” for out-of-period adjustments included in the three month periods ended March 31, 2017.

(2)	See Note 2. Significant Accounting Policies, “Out-of-Period Adjustments” for out-of-period adjustments included in the three month periods ended March 31, 2016 and December 31, 2016.

	Q3 2017	Q2 2017
	(as historically reported)

Interest income	$72,763	$66,136
Net interest income after provision for loan losses	30,156	30,532
Other income (loss)	39,141	21,571
Costs and expenses	39,244	40,120
Income (loss) before taxes	30,053	11,983
Income tax expense (benefit)	(400)	(1,449)
Net income (loss)	30,453	13,432
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	265	(77)
Net (income) loss attributable to noncontrolling interest in operating partnership	(6,679)	(2,693)
Net income (loss) attributable to Class A common shareholders	$24,039	$10,662

Earnings per share:
Basic	$0.28	$0.13
Diluted	$0.28	$0.13

Dividends per share of common stock	$0.300	$0.300

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no disclosure is necessary.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2017
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Rockford, MN	$—	$187	$850	$206	$—	$187	$850	$206	$1,243	$(2)	12/08/17	2017	15-30yrs
Retail Property in Winterset, IA	—	272	830	200	—	272	830	200	1,302	(2)	12/08/17	2017	15-35yrs
Retail Property in Kawkawlin, MI	—	242	871	179	—	242	871	179	1,292	(9)	10/05/17	2017	15-30yrs
Retail Property in Aroma Park, IL	950	223	869	165	—	223	869	165	1,257	(8)	10/05/17	2017	15-35yrs
Retail Property in East Peoria, IL	1,020	233	998	161	—	233	998	161	1,392	(9)	10/05/17	2017	15-40yrs
Retail Property in Milford, IA	989	254	883	217	—	254	883	217	1,354	(11)	09/08/17	2017	15-40yrs
Retail Property in Jefferson City, MO	954	164	966	205	—	164	966	205	1,335	(20)	06/02/17	2016	15-40yrs
Retail Property in Denver, IA	908	198	840	191	—	198	840	191	1,229	(20)	05/31/17	2017	15-35yrs
Retail Property in Port O'Connor, TX	959	167	937	200	—	167	937	200	1,304	(22)	05/25/17	2017	15-35yrs
Retail Property in Wabasha, MN	974	237	912	214	—	237	912	214	1,363	(24)	05/25/17	2016	15-35yrs
Office in Jacksonville, FL	83,516	13,290	106,601	21,361	102	13,290	106,702	21,363	141,355	(2,792)	05/23/17	1989	9-36yrs
Retail Property in Shelbyville, IL	872	189	849	199	—	189	849	198	1,236	(19)	05/23/17	2016	15-40yrs
Retail Property in Jesup, IA	893	119	890	191	—	119	890	191	1,200	(23)	05/05/17	2017	15-35yrs
Retail Property in Hanna City, IL	874	174	925	132	—	174	925	131	1,230	(24)	04/11/17	2016	14-39yrs
Retail Property in Ridgedale, MO	1,002	250	928	187	—	250	928	187	1,365	(28)	03/09/17	2016	15-40yrs
Retail Property in Peoria, IL	913	209	933	133	—	209	933	131	1,273	(31)	02/06/17	2016	14-35yrs
Retail Property in Carmi, IL	1,111	286	916	239	—	286	916	238	1,440	(30)	02/03/17	2016	15-40yrs
Retail Property in Springfield, IL	1,011	391	784	231	—	393	789	224	1,406	(33)	11/16/16	2016	15-40yrs
Retail Property in Fayetteville, NC	4,933	1,379	3,121	2,471	—	1,379	3,121	2,471	6,971	(268)	11/15/16	2008	12-37yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Dryden Township, MI	920	178	893	209	—	178	899	203	1,280	(38)	10/26/16	2016	15-40yrs
Retail Property in Lamar, MO	910	164	903	170	—	164	903	170	1,237	(45)	07/22/16	2016	15-40yrs
Retail Property in Union, MO	954	267	867	207	—	267	867	207	1,341	(50)	07/01/16	2016	15-40yrs
Retail Property in Pawnee, IL	954	249	775	205	—	249	775	205	1,229	(45)	07/01/16	2016	15-40yrs
Retail Property in Linn, MO	868	89	920	183	—	89	920	183	1,192	(49)	06/30/16	2016	15-40yrs
Retail Property in Cape Girardeau, MO	1,018	453	702	217	—	453	702	217	1,372	(43)	06/30/16	2016	15-40yrs
Retail Property in Decatur-Pershing, IL	1,061	395	924	155	—	395	924	155	1,474	(49)	06/30/16	2016	15-40yrs
Retail Property in Rantoul, IL	932	100	1,023	178	—	100	1,023	178	1,301	(51)	06/21/16	2016	15-40yrs
Retail Property in Flora Vista, NM	1,010	272	864	198	—	272	864	198	1,334	(62)	06/06/16	2016	15-35yrs
Retail Property in Mountain Grove, MO	990	163	1,026	212	—	163	1,026	212	1,401	(58)	06/03/16	2016	15-40yrs
Retail Property in Decatur-Sunnyside, IL	946	182	954	138	—	182	954	138	1,274	(51)	06/03/16	2016	15-40yrs
Retail Property in Champaign, IL	1,026	365	915	149	—	365	915	149	1,429	(48)	06/03/16	2016	15-40yrs
Retail Property in San Antonio, TX	887	252	703	194	—	251	702	196	1,149	(51)	05/06/16	2015	15-35yrs
Retail Property in Borger, TX	784	68	800	180	—	68	800	180	1,048	(50)	05/06/16	2016	15-40yrs
Retail Property in Dimmitt, TX	1,048	86	1,077	233	—	85	1,074	237	1,396	(67)	04/26/16	2016	15-40yrs
Retail Property in St. Charles, MN	961	200	843	226	—	200	843	226	1,269	(66)	04/26/16	2016	15-30yrs
Retail Property in Philo, IL	924	160	889	188	—	160	889	188	1,237	(50)	04/26/16	2016	15-40yrs
Retail Property in Radford, VA	1,137	411	896	256	—	411	896	256	1,563	(84)	12/23/15	2015	15-40yrs
Retail Property in Rural Retreat, VA	1,044	328	811	260	—	328	811	260	1,399	(73)	12/23/15	2015	15-40yrs
Retail Property in Albion, PA	1,132	100	1,033	392	—	100	1,033	392	1,525	(124)	12/23/15	2015	14-50yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Mount Vernon, AL	949	187	876	174	—	187	876	174	1,237	(71)	12/23/15	2015	14-44yrs
Retail Property in Malone, NY	1,087	183	1,154	137	—	183	1,154	137	1,474	(82)	12/16/15	2015	14-39yrs
Retail Property in Mercedes, TX	838	257	874	132	—	257	874	132	1,263	(59)	12/16/15	2015	15-45yrs
Retail Property in Gordonville, MO	774	247	787	172	—	247	787	172	1,206	(61)	11/10/15	2015	15-40yrs
Retail Property in Rice, MN	820	200	859	183	—	200	859	183	1,242	(90)	10/28/15	2015	15-30yrs
Retail Property in Bixby, OK	7,984	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(632)	10/27/15	2012	12-37yrs
Retail Property in Farmington, IL	899	96	1,161	150	—	96	1,161	150	1,407	(81)	10/23/15	2015	15-40yrs
Retail Property in Grove, OK	3,639	402	4,364	816	—	402	4,364	816	5,582	(374)	10/20/15	2012	12-37yrs
Retail Property in Jenks, OK	8,834	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(754)	10/19/15	2009	9-38yrs
Retail Property in Bloomington, IL	820	173	984	137	—	173	984	137	1,294	(73)	10/14/15	2015	15-40yrs
Retail Property in Montrose, MN	787	149	876	168	—	149	876	168	1,193	(92)	10/14/15	2015	15-30yrs
Retail Property in Lincoln County , MO	741	149	800	187	—	149	800	187	1,136	(64)	10/14/15	2015	15-40yrs
Retail Property in Wilmington, IL	906	161	1,078	160	—	161	1,078	160	1,399	(80)	10/07/15	2015	15-40yrs
Retail Property in Danville, IL	742	158	870	132	—	158	870	132	1,160	(61)	10/07/15	2015	15-40yrs
Retail Property in Moultrie, GA	933	170	962	173	—	170	962	173	1,305	(101)	09/22/15	2014	14-44yrs
Retail Property in Rose Hill, NC	1,004	245	972	204	—	245	972	204	1,421	(98)	09/22/15	2014	14-44yrs
Retail Property in Rockingham, NC	824	73	922	163	—	73	922	163	1,158	(87)	09/22/15	2014	14-44yrs
Retail Property in Biscoe, NC	863	147	905	164	—	147	905	164	1,216	(89)	09/22/15	2014	14-44yrs
Retail Property in De Soto, IA	706	139	796	176	—	139	796	176	1,111	(71)	09/08/15	2015	15-35yrs
Retail Property in Kerrville, TX	769	186	849	200	—	186	849	200	1,235	(89)	08/28/15	2015	15-35yrs
Retail Property in Floresville, TX	815	268	828	216	—	268	828	216	1,312	(91)	08/28/15	2015	15-35yrs
Retail Property in Minot, ND	4,701	1,856	4,472	618	—	1,856	4,472	618	6,946	(358)	08/19/15	2012	13-38yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Lebanon, MO	821	359	724	179	—	359	724	179	1,262	(65)	08/14/15	2015	15-40yrs
Retail Property in Effingham County, IL	821	273	774	204	—	273	774	204	1,251	(74)	08/10/15	2015	15-40yrs
Retail Property in Ponce, Puerto Rico	6,526	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(550)	08/03/15	2012	12-37yrs
Retail Property in Tremont, IL	791	164	860	168	—	164	860	168	1,192	(82)	06/25/15	2015	15-35yrs
Retail Property in Pleasanton, TX	867	311	850	216	—	311	850	216	1,377	(95)	06/24/15	2015	15-35yrs
Retail Property in Peoria, IL	857	180	934	179	—	180	934	179	1,293	(90)	06/24/15	2015	15-35yrs
Retail Property in Bridgeport, IL	824	192	874	176	—	192	874	176	1,242	(84)	06/24/15	2015	15-35yrs
Retail Property in Warren, MN	697	108	825	156	—	108	825	156	1,089	(95)	06/24/15	2015	15-30yrs
Retail Property in Canyon Lake, TX	910	291	932	220	—	291	932	220	1,443	(100)	06/18/15	2015	15-35yrs
Retail Property in Wheeler, TX	718	53	887	187	—	53	887	187	1,127	(94)	06/18/15	2015	15-35yrs
Retail Property in Aurora, MN	630	126	709	157	—	126	709	157	992	(68)	06/18/15	2015	15-40yrs
Retail Property in Red Oak, IA	778	190	839	180	—	190	839	180	1,209	(102)	05/07/15	2014	15-35yrs
Retail Property in Zapata, TX	746	62	998	144	—	62	998	144	1,204	(126)	05/07/15	2015	15-35yrs
Retail Property in St. Francis, MN	732	105	911	163	—	105	911	163	1,179	(126)	03/26/15	2014	15-35yrs
Retail Property in Yorktown, TX	784	97	1,005	198	—	97	1,005	198	1,300	(136)	03/25/15	2015	15-35yrs
Retail Property in Battle Lake, MN	719	136	875	156	—	136	875	156	1,167	(131)	03/25/15	2014	15-30yrs
Retail Property in Paynesville, MN	804	246	816	191	—	246	816	191	1,253	(110)	03/05/15	2015	15-40yrs
Retail Property in Wheaton, MO	651	73	800	96	—	73	800	96	969	(93)	03/05/15	2015	15-40yrs
Retail Property in Rotterdam, NY	8,905	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(1,795)	03/03/15	1996	8-20yrs
Retail Property in Hilliard, OH	4,579	654	4,870	860	—	654	4,870	860	6,384	(513)	03/02/15	2007	12-41yrs
Retail Property in Niles, OH	3,721	437	4,084	679	—	437	4,084	679	5,200	(427)	03/02/15	2007	12-41yrs
Retail Property in Youngstown, OH	3,838	380	4,363	657	—	380	4,363	657	5,400	(469)	02/20/15	2005	12-40yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Kings Mountain, NC	18,674	1,368	19,533	3,266	4,850	1,368	24,383	3,266	29,017	(3,137)	01/29/15	1995	10-35yrs
Retail Property in Iberia, MO	896	130	1,033	165	—	130	1,033	165	1,328	(127)	01/23/15	2015	14-39yrs
Retail Property in Pine Island, MN	771	112	845	186	—	112	845	186	1,143	(123)	01/23/15	2014	15-40yrs
Retail Property in Isle, MN	725	120	787	171	—	120	787	171	1,078	(118)	01/23/15	2014	15-40yrs
Retail Property in Jacksonville, NC	5,688	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(670)	01/22/15	2014	15-44yrs
Retail Property in Evansville, IN	6,436	1,788	6,348	865	—	1,788	6,348	865	9,001	(808)	11/26/14	2014	15-35yrs
Retail Property in Woodland Park, CO	2,804	668	2,681	621	—	668	2,681	621	3,970	(434)	11/14/14	2014	15-35yrs
Retail Property in Bellport, NY	12,848	3,601	12,465	2,035	—	3,601	12,465	2,035	18,101	(1,693)	11/13/14	2014	15-35yrs
Retail Property in Ankeny, IA	11,719	3,180	10,513	2,843	—	3,180	10,513	2,843	16,536	(1,497)	11/04/14	2013	14-39yrs
Retail Property in Springfield, MO	8,366	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(978)	11/04/14	2011	12-37yrs
Retail Property in Cedar Rapids, IA	7,808	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(1,262)	11/04/14	2012	10-30yrs
Retail Property in Fairfield, IA	7,595	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(1,091)	11/04/14	2011	12-37yrs
Retail Property in Owatonna, MN	7,129	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(1,045)	11/04/14	2010	11-36yrs
Retail Property in Muscatine, IA	5,113	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(1,037)	11/04/14	2013	10-29yrs
Retail Property in Sheldon, IA	3,075	633	3,053	709	—	633	3,053	709	4,395	(447)	11/04/14	2011	12-37yrs
Retail Property in Memphis, TN	3,922	1,986	2,800	804	—	1,986	2,800	804	5,590	(899)	10/24/14	1962	5-15yrs
Retail Property in Bennett, CO	2,490	470	2,503	563	—	470	2,503	563	3,536	(424)	10/02/14	2014	14-34yrs
Retail Property in Conyers, GA	22,837	876	27,396	4,258	—	876	27,396	4,258	32,530	(3,346)	08/28/14	2014	15-45yrs
Retail Property in O'Fallon, IL	5,686	2,488	5,388	1,063	—	2,488	5,388	1,063	8,939	(1,726)	08/08/14	1984	7-15yrs
Retail Property in El Centro, CA	2,984	569	3,133	575	—	569	3,133	575	4,277	(417)	08/08/14	2014	15-50yrs
Retail Property in Durant, OK	3,233	594	3,900	497	—	594	3,900	497	4,991	(644)	01/28/13	2007	10-40yrs
Retail Property in Gallatin, TN	3,304	1,725	2,616	721	—	1,725	2,616	721	5,062	(580)	12/28/12	2007	11-40yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Mt. Airy, NC	2,934	729	3,353	621	—	729	3,353	621	4,703	(663)	12/27/12	2007	9-39yrs
Retail Property in Aiken, SC	3,865	1,588	3,480	858	—	1,588	3,480	858	5,926	(708)	12/21/12	2008	11-41yrs
Retail Property in Johnson City, TN	3,435	917	3,607	739	—	917	3,607	739	5,263	(713)	12/21/12	2007	11-40yrs
Retail Property in Palmview, TX	4,562	938	4,837	1,045	—	938	4,837	1,045	6,820	(818)	12/19/12	2012	11-44yrs
Retail Property in Ooltewah, TN	3,821	903	3,957	842	—	903	3,957	842	5,702	(763)	12/18/12	2008	11-41yrs
Retail Property in Abingdon, VA	3,068	682	3,733	665	—	682	3,733	665	5,080	(727)	12/18/12	2006	11-41yrs
Retail Property in Wichita, KS	4,781	1,187	4,850	1,162	—	1,187	4,850	1,162	7,199	(1,230)	12/14/12	2012	14-34yrs
Retail Property in North Dartmouth, MA	18,948	7,033	19,745	3,187	—	7,033	19,745	3,187	29,965	(6,448)	09/21/12	1989	10-20yrs
Retail Property in Vineland, NJ	13,909	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(4,509)	09/21/12	2003	12-30yrs
Retail Property in Saratoga Springs, NY	12,497	748	13,936	5,538	—	748	13,936	5,538	20,222	(4,209)	09/21/12	1994	15-27yrs
Retail Property in Waldorf, MD	11,620	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(3,610)	09/21/12	1999	10-25yrs
Retail Property in Mooresville, NC	10,904	2,615	12,462	2,567	—	2,615	12,462	2,567	17,644	(3,803)	09/21/12	2000	12-24yrs
Retail Property in Sennett, NY	4,727	1,147	4,480	1,849	—	1,147	4,480	1,849	7,476	(1,678)	09/21/12	1996	10-23yrs
Retail Property in DeLeon Springs, FL	818	239	782	222	—	239	782	222	1,243	(266)	08/13/12	2011	15-35yrs
Retail Property in Orange City, FL	797	229	853	235	—	229	853	235	1,317	(280)	05/23/12	2011	15-35yrs
Retail Property in Satsuma, FL	718	79	821	192	—	79	821	192	1,092	(272)	04/19/12	2011	15-35yrs
Retail Property in Greenwood, AR	3,409	1,038	3,415	694	—	1,038	3,415	694	5,147	(740)	04/12/12	2009	13-43yrs
Retail Property in Snellville, GA	5,314	1,293	5,724	983	—	1,293	5,724	983	8,000	(1,496)	04/04/12	2011	14-34yrs
Retail Property in Columbia, SC	5,169	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	(1,264)	04/04/12	2001	14-34yrs
Retail Property in Millbrook, AL	4,596	970	5,971	—	—	970	5,971	—	6,941	(1,083)	03/28/12	2008	32yrs
Retail Property in Pittsfield, MA	11,109	1,801	11,556	1,344	—	1,801	11,556	1,343	14,700	(2,568)	02/17/12	2011	14-34yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Spartanburg, SC	2,652	828	2,567	772	—	828	2,566	772	4,166	(798)	01/14/11	2007	12-42yrs
Retail Property in Tupelo, MS	3,090	1,119	3,070	939	—	1,120	3,070	938	5,128	(933)	08/13/10	2007	12-47yrs
Retail Property in Lilburn, GA	3,474	1,090	3,669	1,028	—	1,090	3,673	1,028	5,791	(1,078)	08/12/10	2007	12-47yrs
Retail Property in Douglasville, GA	3,264	1,717	2,705	987	—	1,717	2,705	987	5,409	(851)	08/12/10	2008	13-48yrs
Retail Property in Elkton, MD	2,928	963	3,049	860	—	963	3,050	860	4,873	(902)	07/27/10	2008	14-49yrs
Retail Property in Lexington, SC	2,898	1,644	2,219	869	—	1,644	2,219	870	4,733	(770)	06/28/10	2009	13-48yrs
Total Net Lease	495,949	112,998	532,124	112,381	4,952	112,999	537,086	112,370	762,455	(79,195)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Office in Crum Lynne, PA	6,034	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(78)	09/29/17	1999	12-35yrs
Apartment Building in Miami, FL	—	12,643	24,532	968	10	12,643	24,357	968	37,968		(963)	08/31/17	1987	5-35yrs
Mobile Home Park in El Monte, CA	—	41,168	4,873	8,069	—	41,168	4,873	8,069	54,110		(1,218)	04/12/17	1968	5-25yrs
Office in Peoria, IL	—	940	439	1,507	340	939	779	1,508	3,226		(177)	10/21/16	1926	5-15yrs
Office in Wayne, NJ	21,818	2,744	20,212	8,323	—	2,743	20,212	8,324	31,279		(1,805)	08/04/16	2009	15-45yrs
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	509	2,041	4,141	1,033	7,215		(653)	10/14/15	1985	5-20yrs
Office in Wayne, NJ	6,658	1,386	5,474	2,839	—	1,385	5,474	2,840	9,699		(1,057)	06/24/15	1980	10-40yrs
Warehouse in Grand Rapids, MI	7,226	497	8,157	1,077	—	497	8,157	1,077	9,731		(968)	06/18/15	1963	8-35yrs
Office in Grand Rapids, MI	4,918	547	5,157	597	—	547	5,157	597	6,301		(850)	06/18/15	1992	6-28yrs
Office in St. Paul, MN	47,620	9,415	33,679	20,570	5,020	10,715	37,448	20,521	68,684		(18,076)	09/22/14	1900	7-19yrs
Office in Richmond, VA	15,796	4,539	12,633	2,707	1,135	4,539	13,771	2,704	21,014		(4,912)	08/14/14	1986	4-33yrs
Office in Richmond, VA	86,679	14,632	87,629	17,657	5,758	14,633	93,433	17,610	125,676		(35,104)	06/07/13	1984	4-41yrs
Office in Oakland County, MI	—	1,148	7,707	9,930	6,766	1,147	14,472	9,932	25,551		(14,073)	02/01/13	1989	4-35yrs
Total Other	196,749	93,103	221,642	76,943	19,538	94,400	239,792	76,849	411,041		(79,934)
Condominium in Miami, FL	—	10,487	67,903	1,618	1,522	1,693	12,127	271	14,091		(1,313)	11/21/13	2010	7-47yrs
Condominium in Las Vegas, NV	—	4,900	114,100	—	1,342	4,900	617	—	5,517		(621)	12/20/12	2006	40yrs
Total Condominium	—	15,387	182,003	1,618	2,864	6,593	12,744	271	19,608	(1)	(1,934)
Total Real Estate	$692,698	$221,488	$935,769	$190,942	$27,354	$213,992	$789,622	$189,490	$1,193,104	(2)	$(161,063)

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.
(2)         The aggregate cost for U.S. federal income tax purposes is $1.1 billion at December 31, 2017.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2016 to December 31, 2017 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2016	$944,346	$901,797	$42,549
Improvements and additions	270,551	233,561	36,990
Dispositions	(21,793)	—	(21,793)
Balance at December 31, 2017	$1,193,104	$1,135,358	$57,746

The following table reconciles real estate from December 31, 2015 to December 31, 2016 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2015	$917,835	$842,140	$75,695
Reclassification of intangibles to accumulated amortization	1,316	1,316	—
Improvements and additions	75,345	72,963	2,382
Dispositions	(50,150)	(14,622)	(35,528)
Balance at December 31, 2016	$944,346	$901,797	$42,549

The following table reconciles real estate from December 31, 2014 to December 31, 2015 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2014	$819,591	$697,965	$121,626
Improvements and additions	232,582	230,915	1,667
Acquisitions through foreclosures	6,706	6,706	—
Dispositions	(141,044)	(93,446)	(47,598)
Balance at December 31, 2015	$917,835	$842,140	$75,695

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2016 to December 31, 2017 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2016	$122,008	$118,630	$3,378
Additions	41,332	40,508	824
Dispositions	(2,277)		(2,277)
Balance at December 31, 2017	$161,063	$159,138	$1,925

The following table reconciles accumulated depreciation and amortization from December 31, 2015 to December 31, 2016 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2015	$83,056	$78,376	$4,680
Reclassification of intangibles to accumulated amortization	1,316	1,316	—
Additions	40,726	39,398	1,328
Dispositions	(3,090)	(460)	(2,630)
Balance at December 31, 2016	$122,008	$118,630	$3,378

The following table reconciles accumulated depreciation and amortization from December 31, 2014 to December 31, 2015 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2014	$50,605	$45,856	$4,749
Additions	40,490	38,213	2,277
Dispositions	(8,039)	(5,693)	(2,346)
Balance at December 31, 2015	$83,056	$78,376	$4,680

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2017
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)

First Mortgages individually >3%
First Mortgage	Multi-family	2.87%	4/6/2020	IO	$—	$120,000	$119,952		$—
First Mortgage	Hotel	5.88%	9/6/2019	IO	—	110,000	109,506		—
First Mortgages individually <3%
First Mortgage	Hotel, Industrial, Land, Mobile Home Park, Mixed Use, Multi-family, Office, Retail, Self Storage	3.50% - 14.50%	2017 - 2033		—	3,143,315	3,123,990		26,850
Total First Mortgages					$—	$3,373,315	$3,353,448		$26,850

Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel, Industrial, Land, Mobile Home Park, Mixed Use, Multi-family, Office, Retail, Self Storage	6.04% - 15.00%	2017 - 2027		1,260,294	159,921	159,194		—
Total Subordinated Mortgages					$1,260,294	$159,921	$159,194		$—

Total Mortgages					$1,260,294	$3,533,236	$3,512,642		$26,850

Provision for Loan Losses					N/A	N/A	$(4,000)		N/A

Total Mortgages after Provision for Loan Losses					$1,260,294	$3,533,236	$3,508,642	(4)	$26,850

(1)	Interest rates as of December 31, 2017.

(2)	IO = Interest only.
P&I = Principal and interest.

(3)
As discussed in Note 4. Mortgage Loan Receivables, as of December 31, 2017, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default.

(4)	The aggregate cost for U.S. federal income tax purposes is $3.5 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2014 to December 31, 2017 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2016	$2,000,095	$(4,000)	$357,882	$2,353,977
Origination of mortgage loan receivables	1,407,669	—	1,465,635	2,873,304
Purchases of mortgage loan receivables	94,079	—	—	94,079
Repayment of mortgage loan receivables	(384,283)	—	(2,569)	(386,852)
Proceeds from sales of mortgage loan receivables	—	—	(1,491,092)	(1,491,092)
Realized gain on sale of mortgage loan receivables	—	—	54,046	54,046
Transfer between held for investment and held for sale	153,722	—	(153,722)	—
Accretion/amortization of discount, premium and other fees	11,180	—	—	11,180
Loan loss provision	—	—	—	—
Balance December 31, 2017	$3,282,462	$(4,000)	$230,180	$3,508,642

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2015	$1,742,345	$(3,700)	$571,764	$2,310,409
Origination of mortgage loan receivables	969,401	—	1,128,651	2,098,052
Purchases of mortgage loan receivables	—	—	73,421	73,421
Repayment of mortgage loan receivables	(720,592)	—	(1,768)	(722,360)
Proceeds from sales of mortgage loan receivables	—	—	(1,440,195)	(1,440,195)
Realized gain on sale of mortgage loan receivables	—	—	26,009	26,009
Accretion/amortization of discount, premium and other fees	8,941	—	—	8,941
Loan loss provision	—	(300)	—	(300)
Balance December 31, 2016	$2,000,095	$(4,000)	$357,882	$2,353,977

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2014	$1,524,153	$(3,100)	$417,955	$1,939,008
Origination of mortgage loan receivables	963,023	—	2,594,141	3,557,164
Repayment of mortgage loan receivables	(752,452)	—	(2,308)	(754,760)
Proceeds from sales of mortgage loan receivables	—	—	(2,509,090)	(2,509,090)
Non-cash disposition of loan via foreclosure	(4,620)	—	—	(4,620)
Realized gain on sale of mortgage loan receivables	—	—	71,066	71,066
Accretion/amortization of discount, premium and other fees	12,241	—	—	12,241
Loan loss provision	—	(600)	—	(600)
Balance December 31, 2015	$1,742,345	$(3,700)	$571,764	$2,310,409

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

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2018, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2018, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2018, and is incorporated herein by reference.

The information required by this item regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2018, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 6, 2018, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

3. Exhibits required to be filed by Item 601 of Regulation S-K
The exhibits listed on the exhibit index preceding the signature page are filed as part of, or hereby incorporated by reference into this Form 10-K.
Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2015)
3.2	Amendment to Second Amended and Restated Certificate of Incorporation of Ladder Capital Corp (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 8, 2015)
3.3	Amended and Restated Bylaws of Ladder Capital Corp (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on December 24, 2013)
4.1	Form of Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
4.2	Amended and Restated Registration Rights Agreement, dated February 11, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed on March 6, 2015)
4.3	Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated as of January 28, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed on March 6, 2015)
4.4
Indenture for the 2017 Notes, dated as of September 19, 2012, among Ladder Capital Finance Holdings LLLP, and Ladder Capital Finance Corporation as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 (No. 353-188224) filed on April 30, 2013 by Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corp)

4.5
First Supplemental Indenture for the 2017 Notes, dated as of March 12, 2014, by and among certain subsidiaries of Ladder Capital Corp, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K filed on March 6, 2015)

4.6
Second Supplemental Indenture for the 2017 Notes, dated as of March 28, 2014, by and among Ladder Capital Corp, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 3, 2014)

4.7
Third Supplemental Indenture for the 2017 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2015)

4.8
Indenture for the 2021 Notes, dated as of August 1, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 1, 2014)

4.9
First Supplemental Indenture for the 2021 Notes, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 5, 2015)

4.10
Second Supplemental Indenture for the 2021 Notes, dated as of March 1, 2016, by and among Grand Rapids JV Member LLC, Pelham JV Member LLC, CanPac JV LLC, CanPac JV Member II Partner LLC, CanPac JV Member II LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.10 to the Company’s Form 10-K filed on February 24, 2017)

4.11
Fourth Supplemental Indenture for the 2017 Notes, dated as of March 1, 2016, by and among Grand Rapids JV Member LLC, Pelham JV Member LLC, CanPac JV LLC, CanPac JV Member II Partner LLC, CanPac JV Member II LLC, as guarantors, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K filed on February 24, 2017)

4.12
Third Supplemental Indenture for the 2021 Notes, dated as of September 13, 2016, by and among Tuebor TRS IV LLC, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Form 10-K filed on February 24, 2017)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.13
Fifth Supplemental Indenture for the 2017 Notes, dated as of September 13, 2016, by and among Tuebor TRS IV LLC, as guarantor, Ladder Capital Finance Holdings LLLP and Ladder Capital Finance Corporation, as co-issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Company’s Form 10-K filed on February 24, 2017)

4.14	Amendment No. 2 to the Amended and Restated Registration Rights Agreement dated as of December 1, 2016 (incorporated by reference to Exhibit 4.14 to the Company’s Form 10-K filed on February 24, 2017)
4.15
Amendment No. 3 to the Amended and Restated Registration Rights Agreement dated as of February 15, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed on February 24, 2017)

4.16
Indenture for the 2022 Notes, dated March 16, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 16, 2017)

4.17
Indenture for the 2025 Notes, dated September 25, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 25, 2017)

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 7, 2016)

10.3
Amended and Restated Tax Receivable Agreement, dated as of December 31, 2014, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC and each of the TRA Members (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 5, 2015)

10.4
Counterpart Agreement, dated as of December 31, 2014, by and among Lafayette Park JV Member LLC, Series REIT of Ladder Midco LLC, Series TRS of Ladder Midco LLC, Series REIT of Ladder Midco II LLC, Series TRS of Ladder Midco II LLC, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC, LC TRS III LLC and Ladder Capital Insurance LLC, and with respect to Section 3 thereof only, Ladder Capital Finance Holdings LLLP, Ladder Midco LLC and Ladder Midco II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2015)

10.5
Purchase Agreement for the 2021 Notes, dated as of July 29, 2014, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2014)

10.6 #	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.7 #	Harris Third Amended and Restated Employment Agreement, dated as of May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2017)
10.8 #
Harney Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.9 #
Mazzei Amended and Restated Employment Agreement, dated as of January 23, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Amendment No. 5, filed on January 28, 2014))

10.10 #	McCormack Second Amended and Restated Employment Agreement, dated as of January 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2018)
10.11 #	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (filed on June 13, 2014))
10.12 #	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.13 #	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.14 #	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.15 #	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.16 #	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.17 #	Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2014)
10.18 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.19
Loan Referral Agreement between Ladder Capital Finance LLC and Meridian Capital Group, LLC, dated as of September 22, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s draft registration statement on Form S-1 (filed on June 28, 2013))

10.20
Stockholders Agreement, dated as of March 3, 2017, by and between Ladder Capital Corp and RREF II Ladder LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 3, 2017)

10.21
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on March 3, 2017)

10.22
Separation Agreement, dated June 22, 2017, among Ladder Capital Corp, Ladder Capital Finance LLC and Michael Mazzei (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2017)

12.1	Ratio of Earnings to Fixed Charges
18.1	Preferability letter of Independent Registered Public Accounting Firm
21.1	Subsidiaries of Ladder Capital Corp
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: February 28, 2018	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 28, 2018
Alan Fishman

/s/ MARK ALEXANDER	Director	February 28, 2018
Mark Alexander

/s/ DOUGLAS DURST	Director	February 28, 2018
Douglas Durst

/s/ RICHARD O’TOOLE	Director	February 28, 2018
Richard O’Toole

/s/ MICHAEL MAZZEI	Director	February 28, 2018
Michael Mazzei