Form 10-Q
period 2018-03-31
Ladder Capital Corp
filed 2018-05-04
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2018
Class A Common Stock, $0.001 par value	97,959,669
Class B Common Stock, $0.001 par value	13,317,419

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2018

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2018(1)	December 31, 2017(1)
	(Unaudited)
Assets
Cash and cash equivalents	$68,373	$76,674
Restricted cash	44,786	106,009
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,528,185	3,282,462
Provision for loan losses	(7,000)	(4,000)
Mortgage loan receivables held for sale	273,636	230,180
Real estate securities	1,100,105	1,106,517
Real estate and related lease intangibles, net	980,859	1,032,041
Investments in unconsolidated joint ventures	34,564	35,441
FHLB stock	77,915	77,915
Derivative instruments	92	888
Accrued interest receivable	27,225	25,875
Other assets	102,554	55,613
Total assets	$6,231,294	$6,025,615
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$4,624,608	$4,379,826
Due to brokers	—	14
Derivative instruments	—	2,606
Amount payable pursuant to tax receivable agreement	1,570	1,656
Dividends payable	1,228	30,528
Accrued expenses	38,941	59,619
Other liabilities	61,655	63,220
Total liabilities	4,728,002	4,537,469
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 100,634,049 and 96,258,847 shares issued and 97,956,103 and 93,641,260 shares outstanding	99	94
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 13,317,419 and 17,667,251 shares issued and outstanding	13	18
Additional paid-in capital	1,368,548	1,306,136
Treasury stock, 2,677,947 and 2,617,587 shares, at cost	(32,684)	(31,956)
Dividends in Excess of Earnings	(18,659)	(39,112)
Accumulated other comprehensive income (loss)	(7,880)	(212)
Total shareholders’ equity	1,309,437	1,234,968
Noncontrolling interest in operating partnership	184,201	240,861
Noncontrolling interest in consolidated joint ventures	9,654	12,317
Total equity	1,503,292	1,488,146

Total liabilities and equity	$6,231,294	$6,025,615

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net interest income
Interest income	$78,206	$57,512
Interest expense	44,713	31,415
Net interest income	33,493	26,097
Provision for loan losses	3,000	—
Net interest income after provision for loan losses	30,493	26,097

Other income
Operating lease income	24,560	19,630
Tenant recoveries	3,577	1,579
Sale of loans, net	4,888	(999)
Realized gain (loss) on securities	(1,099)	5,361
Unrealized gain (loss) on Agency interest-only securities	204	159
Realized gain on sale of real estate, net	31,010	2,331
Fee and other income	6,252	4,466
Net result from derivative transactions	14,959	(1,981)
Earnings (loss) from investment in unconsolidated joint ventures	52	(74)
Gain (loss) on extinguishment of debt	(69)	(54)
Total other income	84,334	30,418
Costs and expenses
Salaries and employee benefits	17,096	16,042
Operating expenses	5,548	5,479
Real estate operating expenses	8,817	7,454
Fee expense	843	693
Depreciation and amortization	10,823	8,592
Total costs and expenses	43,127	38,260
Income (loss) before taxes	71,700	18,255
Income tax expense (benefit)	3,902	(1,375)
Net income (loss)	67,798	19,630
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(8,422)	(322)
Net (income) loss attributable to noncontrolling interest in operating partnership	(8,501)	(5,838)
Net income (loss) attributable to Class A common shareholders	$50,875	$13,470

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
	2018	2017

Earnings per share:
Basic	$0.53	$0.18
Diluted	$0.53	$0.18

Weighted average shares outstanding:
Basic	95,187,316	72,871,990
Diluted	95,389,219	109,334,847

Dividends per share of Class A common stock (Note 12)	$0.315	$0.300

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$67,798	$19,630

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(9,956)	10,485
Reclassification adjustment for (gains) included in net income	1,099	(5,734)

Total other comprehensive income (loss)	(8,857)	4,751

Comprehensive income	58,941	24,381
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(8,422)	(322)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$50,519	$24,059
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(7,172)	(7,472)
Comprehensive income attributable to Class A common shareholders	$43,347	$16,587

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	2,635	2,635
Distributions	—	—	—	—	—	—	—	—	(4,273)	(13,720)	(17,993)
Amendment of the par value of the Class B shares from no par value per share to $0.001 per share	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	2,400	—	—	—	—	—	2,400
Grants of restricted stock	25	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—
Re-issuance of treasury stock	—	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(49)	—	—	—	—	(728)	—	—	—	—	(728)
Forfeitures	(11)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(30,422)	—	—	—	(30,422)
Stock dividends	—	—	—	—	—	—	—	—	—	—	—
Exchange of noncontrolling interest for common stock	4,350	5	(4,350)	(5)	60,110	—	—	(143)	(59,654)	—	313
Adjustment for deferred taxes/tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	50,875	—	8,501	8,422	67,798
Other comprehensive income (loss)	—	—	—	—	—	—	—	(7,528)	(1,329)	—	(8,857)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(98)	—	—	3	95	—	—
Balance, March 31, 2018	97,956	$99	13,318	$13	$1,368,548	$(32,684)	$(18,659)	$(7,880)	$184,201	$9,654	$1,503,292

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2018		2017

Cash flows from operating activities:
Net income (loss)	$67,798		$19,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	69		54
Depreciation and amortization	10,823		8,592
Unrealized (gain) loss on derivative instruments	(1,772)		5,649
Unrealized (gain) loss on Agency interest-only securities	(204)		(159)
Unrealized (gain) loss on investment in mutual fund	(43)		(40)
Provision for loan losses	3,000		—
Amortization of equity based compensation	2,400		7,254
Amortization of deferred financing costs included in interest expense	2,328		2,436
Amortization of premium on mortgage loan financing	(253)		(226)
Amortization of above- and below-market lease intangibles	(382)		(25)
Amortization of premium/(accretion) of discount and other fees on loans	(4,794)		(2,468)
Amortization of premium/(accretion) of discount and other fees on securities	1,000		1,483
Realized (gain) loss on sale of mortgage loan receivables held for sale	(4,888)		999
Realized (gain) loss on real estate securities	1,099		(5,361)
Realized gain on sale of real estate, net	(31,010)		(2,331)
Realized gain on sale of derivative instruments	(13)		—
Origination of mortgage loan receivables held for sale	(532,878)		(279,898)
Repayment of mortgage loan receivables held for sale	133		247
Proceeds from sales of mortgage loan receivables held for sale	439,261	(1)	—
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(52)		74
Deferred tax asset (liability)	443		(2,728)
Payments pursuant to tax receivable agreement	—		(230)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,349)		(2,826)
Other assets	6,157		29,476
Accrued expenses and other liabilities	(21,991)		(22,781)
Net cash provided by (used in) operating activities	(65,118)		(243,179)

	Three Months Ended March 31,
	2018		2017

Cash flows from investing activities:
Purchase of derivative instruments	—		(199)
Sale of derivative instruments	114		—
Purchases of real estate securities	(135,072)		(43,572)
Repayment of real estate securities	2,954		74,285
Proceeds from sales of real estate securities	122,356		361,323
Origination of mortgage loan receivables held for investment	(434,632)		(249,829)
Repayment of mortgage loan receivables held for investment	194,303		68,251
Basis recovery of Agency interest-only securities	5,407		17,874
Capital distribution from investment in unconsolidated joint ventures	1,250		—
Capitalization of interest on investment in unconsolidated joint ventures	(322)		(234)
Purchases of real estate	(24,466)		(3,892)
Capital improvements of real estate	(1,883)		(752)
Proceeds from sale of real estate	87,885	(2)	6,325
Net cash provided by (used in) investing activities	(182,106)		229,580
Cash flows from financing activities:
Deferred financing costs paid	(1,240)		(8,143)
Proceeds from borrowings under debt obligations	1,312,451		2,666,161
Repayment of borrowings under debt obligations	(1,057,704)		(2,231,899)
Cash dividends paid to Class A common shareholders	(59,721)		(48,367)
(Increase) decrease in amount due from trustee included in other assets	—		(302,281)
Capital distributed to noncontrolling interests in operating partnership	(4,273)		(21,034)
Capital contributed by noncontrolling interests in consolidated joint ventures	2,635		—
Capital distributed to noncontrolling interests in consolidated joint ventures	(13,720)		—
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(728)		(13,258)
Net cash provided by (used in) financing activities	177,700		41,179
Net increase (decrease) in cash, cash equivalents and restricted cash	(69,524)		27,580
Cash, cash equivalents and restricted cash at beginning of period	182,683		89,428
Cash, cash equivalents and restricted cash at end of period	$113,159		$117,008

	Three Months Ended March 31,
	2018	2017

Supplemental information:
Cash paid for interest, net of amounts capitalized	$57,406	$26,773
Cash paid (received) for income taxes	90	(1,147)

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	14	(2,167)
Repayment in transit of mortgage loans receivable held for investment	54,803	—
Reduction in proceeds from sales of real estate	11,050	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	55,403	119,952
Assumption of debt obligations by real estate buyer	(11,050)	—
Exchange of noncontrolling interest for common stock	59,658	93,691
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	(226)	845
Increase in amount payable pursuant to tax receivable agreement	(86)	40
Rebalancing of ownership percentage between Company and Operating Partnership	95	(4,219)
Dividends declared, not paid	1,228	1,017
Stock dividends	—	17,319

(1)	Includes cash proceeds received in the current year that relate to prior year sales of loans of $0.5 million.

(2)	Includes cash proceeds received in the current year that relate to prior year sales of real estate of $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2018	March 31, 2017	December 31, 2017

Cash and cash equivalents	$68,373	$62,568	$76,674
Restricted cash	44,786	54,440	106,009
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$113,159	$117,008	$182,683

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2018, Ladder Capital Corp has a 88.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

In anticipation of the Company’s election to be subject to tax as a REIT under the Code beginning with its 2015 taxable year (the “REIT Election”), the Company effected an internal realignment as of December 31, 2014. As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from the Company’s non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on the Company’s internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively. Series REIT and Series TRS have separate boards, officers, books and records, bank accounts, and tax identification numbers. Each outstanding LP Unit was exchanged for one Series REIT limited partnership unit (“Series REIT LP Unit”), which is entitled to receive profits and losses derived from REIT assets and liabilities, and one Series TRS limited partnership unit (“Series TRS LP Unit”), which is entitled to receive profits and losses derived from TRS assets and liabilities (Series REIT LP Units and Series TRS LP Units are collectively referred to as “Series Units”). Ladder Capital Corp remains the general partner of Series REIT of LCFH. LC TRS I LLC (“LC TRS I”), a Delaware limited liability company wholly-owned by Series REIT of LCFH, serves as the general partner of Series TRS of LCFH and Series TRS LP Units are exchangeable for an equal number of shares (“TRS Shares”) of LC TRS I (a “TRS Exchange”);

Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. The ownership interest of certain existing owners of LCFH, who owned LP Units and an equivalent number of shares of Ladder Capital Corp Class B common stock as of the completion of the IPO (the “Continuing LCFH Limited Partners”) and continue to hold equivalent Series Units and Ladder Capital Corp Class B common stock, is reflected as a noncontrolling interest in Ladder Capital Corp’s consolidated financial statements.

Pursuant to LCFH’s Third Amended and Restated LLLP Agreement, dated as of December 31, 2014 and as amended from time to time, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, Continuing LCFH Limited Partners (or certain transferees thereof)
may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. However, such exchange for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such Series Units, including TRS Shares as applicable, will be exchanged.

As a result of the Company’s ownership interest in LCFH and LCFH’s election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

As of March 4, 2015, the Company made the necessary TRS and check-the-box elections began to elect to be taxed as a REIT starting with its tax return for the year ended December 31, 2015, filed in September 2016.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report, as certain disclosures would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, and at various times during the years, the balances exceeded the insured limits.

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

During the first quarter of 2018, the Company recorded an out-of-period adjustment to increase tenant real estate tax recoveries on a net lease property by $1.1 million, which was not billed until the three month period ended March 31, 2018, but related to prior periods. The Company has concluded that this adjustment is not material to the financial position or results of operations for the three months ended March 31, 2018 or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2018.

Change in Accounting Principle

As more fully described in Note 4, on June 29, 2017, the Company completed its first sponsored securitization transaction whereby it transferred $625.7 million of loans to LCCM 2017-LC26 securitization trust. The Company initially concluded that the transfer restrictions placed on the Third Party Purchaser (“TPP”) of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under ASC 860 and, accordingly, the Company originally accounted for the transaction as a financing in its interim financial statements for the periods ended June 30, 2017 and September 30, 2017. As a result of industry discussions, in November 2017 the staff of the Securities and Exchange Commission (the “SEC staff”) indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction and, accordingly, changed its accounting principle to treat such transfers as sales in the quarter ended December 31, 2017. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The retrospective changes will be reflected in the Company’s quarterly reports for the quarters ended June 30, 2018 and September 30, 2018 to the comparable 2017 interim periods.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most then-current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was initially scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year and permitted early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2017-10”); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force (“EITF”) Meeting (SEC Update) (“ASU 2016-11”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission f Prior SEC Staff Announcements and Observer Comments (SEC Update) (“ASU 2017-13”). In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update) (“ASU 2017-14”). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09.

Under the full retrospective method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the modified retrospective method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. The Company believes the effects on its existing accounting policies will be associated with its non-leasing revenue components, specifically the amount, timing and presentation of tenant expense reimbursements revenue. The Company adopted the standard using the modified retrospective approach on January 1, 2018 and there was no cumulative effect adjustment recognized. The Company’s revenues impacted by this standard are included in tenant recoveries in the consolidated statements of income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which was further amended in February and in March 2018 by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities (“ASU 2018-03”) and ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update) (“ASU 2018-04”) to clarify certain aspects of ASU 2016-01 and to update Securities and Exchange Commission (“SEC”) interpretive guidance in connection with the provisions of ASU 2016-01. These updates provide guidance for the recognition, measurement, presentation, and disclosure of financial instruments. Among other changes, the updates require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. These standards are effective for public companies for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Upon adoption, the fair value of the Company's loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”). The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the guidance effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), (“ASU 2018-02”). This ASU allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. This ASU will be effective January 1, 2019, and early adoption is permitted. The Company is does not expect the adoption of ASU 2018-02 to have a material impact on its financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), (“ASU 2018-05”), which included amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The pronouncement addresses certain circumstances that may arise for registrants in accounting for the income tax effects of the Tax Cuts and Jobs Act, including when certain income tax effects of the Tax Cuts and Jobs Act are incomplete by the time financial statements are issued. The Company has complied with the amendments related to SAB 118, as discussed further in Note 16.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. CONSOLIDATED VARIABLE INTEREST ENTITIES

FASB Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Operating Partnership is a VIE and as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, the Operating Partnership consolidates the following CLO VIEs ($ in thousands):

	March 31, 2018	December 31, 2017
	Notes 4 & 8	Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$881,719	880,385
Accrued interest receivable	4,427	4,252
Total assets	$886,146	$884,637

Senior and unsecured debt obligations	$690,507	$689,961
Accrued expenses	1,379	794
Total liabilities	691,887	690,755

Net equity in VIEs (eliminated in consolidation)	194,260	193,882
Total equity	194,260	193,882

Total liabilities and equity	$886,147	$884,637

4. MORTGAGE LOAN RECEIVABLES

March 31, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,550,544	$3,528,185	7.34%	1.59
Provision for loan losses	N/A	(7,000)
Mortgage loan receivables held for investment, net, at amortized cost	3,550,544	3,521,185
Mortgage loan receivables held for sale	274,090	273,636	5.09%	9.71
Total	$3,824,634	$3,794,821	7.19%	2.18

(1)	March 31, 2018 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

On June 29, 2017, the Company transferred its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets transferred to the trust were comprised of 34 loans to third parties having a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 former intercompany loans secured by certain of the Company’s real estate assets, having a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part I, Item 1A “Risk Factors,” in the Annual Report, the Company (i) retained a $12.9 million restricted “vertical interest” consisting of approximately 2% in each class of securities issued by the trust, which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a TPP, which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million of securities issued by the trust, which are not restricted.

The Company initially concluded that the transfer restrictions placed on the TPP of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under generally accepted accounting principles and, accordingly, the Company originally accounted for the transaction as a financing. As a result of industry discussions, in November 2017, the SEC staff indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction, and accordingly, changed its accounting principles to treat such transfers as sales in the quarter ended December 31, 2017. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The retrospective changes will be reflected in the Company’s quarterly reports for the quarters ended June 30, 2018 and September 30, 2018 to the comparable 2017 interim periods.

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

As of March 31, 2018, $0.8 billion, or 22.8%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.7 billion, or 77.2%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of March 31, 2018, $273.6 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2017 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries	$3,300,709	$3,282,462	7.18%	1.61
Provision for loan losses	N/A	(4,000)
Mortgage loan receivables held for investment, net, at amortized cost	3,300,709	3,278,462
Mortgage loan receivables held for sale	232,527	230,180	4.88%	8.17
Total	3,533,236	3,508,642	7.03%	2.04

(1)	December 31, 2017 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2017, $0.7 billion, or 22.0%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.6 billion, or 78.0%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2017, $230.2 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	March 31, 2018		December 31, 2017
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,391,782	$3,370,086	$3,140,788	$3,123,268
Mezzanine loans	158,762	158,099	159,921	159,194
Mortgage loan receivables held for investment, net, at amortized cost	3,550,544	3,528,185	3,300,709	3,282,462
Mortgage loan receivables held for sale
First mortgage loans	274,090	273,636	232,527	230,180
Total mortgage loan receivables held for sale	274,090	273,636	232,527	230,180

Provision for loan losses	N/A	(7,000)	N/A	(4,000)
Total	$3,824,634	$3,794,821	$3,533,236	$3,508,642

For the three months ended March 31, 2018 and 2017, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	434,632	—	532,878
Purchases of mortgage loan receivables	—	—	—
Repayment of mortgage loan receivables	(249,106)	—	(133)
Proceeds from sales of mortgage loan receivables	—	—	(438,774)
Realized gain on sale of mortgage loan receivables(1)	—	—	4,888
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	4,794	—	—
Loan loss provision	—	(3,000)	—
Balance, March 31, 2018	$3,528,185	$(7,000)	$273,636

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the three months ended March 31, 2018.

(2)
During the three months ended March 31, 2018, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, three loans with a combined outstanding face amount of $57.6 million, a combined book value of $55.4 million (fair value at date of reclassification) and a remaining maturity of 2.5 years. The loans had been recorded at lower of cost or market prior to their reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. These transfers have been reflected as non-cash items on the consolidated statement of cash flows for the three months ended March 31, 2018.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2016	$2,000,095	$(4,000)	$357,882
Origination of mortgage loan receivables	249,829	—	279,898
Repayment of mortgage loan receivables	(68,251)	—	(247)
Realized gain on sale of mortgage loan receivables(1)	—	—	(999)
Transfer between held for investment and held for sale(2)	119,952	—	(119,952)
Accretion/amortization of discount, premium and other fees	2,468	—	—
Balance, March 31, 2017	$2,304,093	$(4,000)	$516,582

(1)	Includes $1.0 million of realized losses on loans related to lower of cost or market adjustments for the three months ended March 31, 2017.

(2)
During the three months ended March 31, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount of $120.0 million, a book value of $119.9 million (fair value at date of reclassification) and a remaining maturity of three years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. This transfer has been reflected as a non-cash item on the consolidated statement of cash flows for the three months ended March 31, 2017.

During the three months ended March 31, 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At March 31, 2018 and December 31, 2017, there was $0.4 million and $0.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

The Company evaluates each of its loans for potential losses at least quarterly. Its loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property, as well as the financial and operating capability of the borrower. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data. As a result of this analysis, the Company has concluded that none of its loans, other than the two loans discussed below, are individually impaired as of March 31, 2018 and none of its loans are individually impaired as of December 31, 2017.

In addition, based on the inherent risks shared among the loans as a group, it is probable that the loans had incurred an impairment due to common characteristics and inherent risks in the portfolio. Therefore, the Company has recorded a reserve of $0.3 million, based on a targeted percentage level which it seeks to maintain over the life of the portfolio, as disclosed in the tables below. Historically, with the exception of the two loans discussed below, the Company has not incurred losses on any originated loans.

As of March 31, 2018, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. At the time of the initial loan funding in July 2015, the borrowers faced an uncertain situation as the parent company of the sole tenant of the underlying retail property had just filed for bankruptcy protection. The tenant subsequently vacated the property and the original lease was terminated by the tenant as part of their bankruptcy proceedings. In response to default by the borrowers, the loans were accelerated in March 2016. Subsequently, in August 2016, the borrowers filed for bankruptcy protection. In September 2017, the bankruptcy court approved a replacement lease proposed by the mortgage borrower for the property. That tenant commenced paying rent in September 2017, retroactive to August 2017 as ordered by the bankruptcy court.

The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for collectability, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties are most significantly affected by the contractual lease payments and the appropriate market discount rates, which are driven by the general interest environment and the retail tenant’s credit worthiness. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to sell the same exceeded the combined carrying value of the loans.

During the three months ended March 31, 2018, after considering the status of the on-going bankruptcy proceedings, rising interest rates and credit spreads for retail lease properties, the Company recorded a provision for loss on these loans of $2.7 million. The Company continues to pursue all of its legal remedies on these loans.

As of March 31, 2018 and December 31, 2017 there were no other loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended March 31,
	2018	2017

Provision for loan losses at beginning of period	$4,000	$4,000
Provision for loan losses	3,000	—
Provision for loan losses at end of period	$7,000	$4,000

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2018 and December 31, 2017 ($ in thousands):

March 31, 2018

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$983,104	$991,436	$331	$(9,483)	$982,284	(3)	98	AAA	3.34%	2.89%	2.93
CMBS interest-only(2)(4)	2,492,711	79,162	192	(319)	79,035	(5)	21	AAA	0.87%	3.46%	2.99
GNMA interest-only(4)(6)	165,307	4,540	142	(707)	3,975		13	AA+	0.57%	6.60%	4.04
Agency securities(2)	706	727	—	(29)	698		2	AA+	2.80%	1.77%	2.78
GNMA permanent securities(2)	33,472	33,757	468	(112)	34,113		6	AA+	3.97%	3.62%	5.50
Total	$3,675,300	$1,109,622	$1,133	$(10,650)	$1,100,105		140		1.54%	2.96%	3.02

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

(3)
As more fully described in Note 4, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $11.5 million of such restricted securities.

(4)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(5)
As more fully described in Note 4, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $1.0 million of such restricted securities.

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at March 31, 2018 and December 31, 2017 ($ in thousands):

March 31, 2018

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$291,904	$516,442	$173,938	$—	$982,284
CMBS interest-only(1)	334	78,701	—	—	79,035
GNMA interest-only(2)	74	3,440	452	9	3,975
Agency securities(1)	—	698	—	—	698
GNMA permanent securities(1)	—	1,713	32,400	—	34,113
Total	$292,312	$600,994	$206,790	$9	$1,100,105

December 31, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$285,982	$544,278	$123,239	$—	$953,499
CMBS interest-only(1)	537	112,534	—	—	113,071
GNMA interest-only(2)	76	3,906	484	11	4,477
Agency securities(1)	—	728	—	—	728
GNMA permanent securities(1)	—	1,797	32,945	—	34,742
Total	$286,595	$663,243	$156,668	$11	$1,106,517

(1)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

There were $1.0 million and $0.4 million of realized losses on securities recorded as other than temporary impairments for the three months ended March 31, 2018 and 2017, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	March 31, 2018	December 31, 2017

Land	$173,811	$213,992
Building	793,504	789,622
In-place leases and other intangibles	179,418	189,490
Less: Accumulated depreciation and amortization	(165,874)	(161,063)
Real estate and related lease intangibles, net	$980,859	$1,032,041

Below market lease intangibles, net (other liabilities)	$(42,000)	$(42,607)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Depreciation expense (1)	$7,786	$5,720
Amortization expense	3,018	2,849
Total real estate depreciation and amortization expense	$10,804	$8,569

(1)
Depreciation expense on the consolidated statements of income also includes $19 thousand and $23 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2018 and 2017, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At March 31, 2018, gross intangible assets totaled $179.4 million with total accumulated amortization of $61.1 million, resulting in net intangible assets of $118.3 million, including $6.1 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2017, gross intangible assets totaled $189.5 million with total accumulated amortization of $60.9 million, resulting in net intangible assets of $128.6 million, including $8.9 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three months ended March 31, 2018 and 2017, the Company recorded a net reduction in operating lease income of $0.2 million and $0.3 million, respectively, for amortization of above market lease intangibles acquired. For the three months ended March 31, 2018 and 2017, the Company recorded a net increase in operating lease income of $0.6 million and $0.3 million, for amortization of below market lease intangibles acquired, respectively.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of March 31, 2018 ($ in thousands):

Period Ending December 31,	Amount

2018 (last 9 months)	$7,049
2019	9,389
2020	9,249
2021	8,637
2022	6,359
Thereafter	72,296
Total	$112,979

There were $0.7 million and $0.9 million of unbilled rent receivables included in other assets on the consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

There was unencumbered real estate of $96.5 million and $128.7 million as of March 31, 2018 and December 31, 2017, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at March 31, 2018 ($ in thousands):

Period Ending December 31,	Amount

2018 (last 9 months)	$75,456
2019	95,873
2020	88,398
2021	86,142
2022	80,847
Thereafter	564,298
Total	$991,014

Acquisitions

During the three months ended March 31, 2018, the Company acquired the following property ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

March 2018	Diversified	Lithia Springs, GA	$24,466	70.6%
Total			$24,466

(1)	Property was consolidated as of acquisition date.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the three months ended March 31, 2018 and 2017, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the three months ended March 31, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$2,939
Building	21,527
Intangibles(1)	—
Below Market Lease Intangibles	—
Total purchase price	$24,466

(1)	No intangibles allocated to purchase price as property was acquired vacant.

The Company recorded no revenues from its 2018 acquisitions for the three months ended March 31, 2018. The Company recorded $(0.3) million in earnings (losses) from its 2018 acquisitions for the three months ended March 31, 2018, which is included in its consolidated statements of income.

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
The purchase prices were allocated to the asset acquisitions during the three months ended March 31, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$744
Building	2,777
Intangibles	559
Below Market Lease Intangibles	(188)
Total purchase price	$3,892

The weighted average amortization period for intangible assets acquired during the three months ended March 31, 2017 was 34.2 years. The Company recorded $36 thousand in revenues from its 2017 acquisitions for the three months ended March 31, 2017, which is included in its consolidated statements of income. The Company recorded $36 thousand in earnings (losses) from its 2017 acquisitions for the three months ended March 31, 2017, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the three months ended March 31, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$1,811	$732	$1,079	—	2	11
Various	Condominium	Miami, FL	2,263	1,792	471	—	8	40
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	1	—	—
March 2018	Diversified	Richmond, VA	21,632	11,370	10,262	1	—	—
Totals			$97,513	$66,504	$31,009

The Company sold the following properties during the three months ended March 31, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$4,200	$2,320	$1,880	—	12	47
Various	Condominium	Miami, FL	2,125	1,674	451	—	6	82
Totals			$6,325	$3,994	$2,331

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2018, the Company had an aggregate investment of $34.6 million in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2018 and December 31, 2017 ($ in thousands):

Entity	March 31, 2018	December 31, 2017

Grace Lake JV, LLC	$3,925	$4,908
24 Second Avenue Holdings LLC	30,639	30,533
Investment in unconsolidated joint ventures	$34,564	$35,441

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31,
Entity	2018	2017

Grace Lake JV, LLC	$267	$238
24 Second Avenue Holdings LLC	(215)	(312)
Earnings (loss) from investment in unconsolidated joint ventures	$52	$(74)

During the three months ended March 31, 2018, the Company received a $1.3 million distribution from its investment in Grace Lake JV, LLC.

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

During the three months ended March 31, 2018 and 2017 the Company recorded $0.2 million and $0.3 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three months ended March 31, 2018 and 2017, the Company capitalized $0.3 million and $0.2 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of March 31, 2018 and December 31, 2017, 24 Second Avenue had $39.0 million and $36.5 million, respectively, of loans payable to third party lenders. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of March 31, 2018, 11 residential condominium units were under contract for sale for $30.4 million in sales proceeds. As of March 31, 2018, the Company is holding a 10.0% deposit on each sales contract. Our operating partner entered into a construction loan in the amount of $50.5 million to fund the completion of the project. As of March 31, 2018, draws of $39.0 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017

Total assets	$153,122	$154,979
Total liabilities	110,291	108,119
Partners’/members’ capital	$42,831	$46,860

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2018 and 2017($ in thousands):

	Three Months Ended March 31,
	2018	2017

Total revenues	$4,349	$3,791
Total expenses	3,572	5,798
Net income (loss)	$777	$(2,007)

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2018 and December 31, 2017 are as follows ($ in thousands):

March 31, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at March 31, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$212,023		$387,977	3.53% - 4.28%	10/1/2020	(2)	(3)	$348,473	$347,019
Committed Loan Repurchase Facility	450,000	154,077		295,923	3.93% - 4.78%	5/24/2018	(4)	(3)	280,892	282,231
Committed Loan Repurchase Facility	300,000	84,687		215,313	3.78% - 5.03%	4/7/2019	(5)	(6)	137,421	137,983
Committed Loan Repurchase Facility	200,000	80,536		119,464	4.31% - 4.81%	2/29/2020	(7)	(8)	122,123	122,099
Committed Loan Repurchase Facility	100,000	19,200		80,800	4.28%	6/28/2019	N/A	(3)	25,371	25,371
Total Committed Loan Repurchase Facilities	1,650,000	550,523		1,099,477					914,280	914,703
Committed Securities Repurchase Facility	400,000	98,762		301,238	2.36% - 2.56%	9/30/2019	N/A	(9)	119,600	119,600
Uncommitted Securities Repurchase Facility	N/A (10)	105,092		N/A (10)	2.39% - 3.69%	4/2018 - 6/2018	N/A	(9)	119,969	119,969	(11)(12)
Total Repurchase Facilities	2,050,000	754,377		1,400,715					1,153,849	1,154,272
Revolving Credit Facility	241,430	—		241,430	NA	2/11/2019	(13)	N/A (14)	N/A (14)	N/A (14)
Mortgage Loan Financing	683,487	683,487		—	4.25% - 6.75%	2020 - 2028	N/A	(15)	895,786	1,056,848	(16)
CLO Debt	683,095	683,095	(17)	—	2.67% - 5.39%	2021-2034	N/A	(18)	881,719	882,114
Participation Financing - Mortgage Loan Receivable	2,815	2,815		—	17.00%	6/6/2018	N/A	(3)	2,815	2,815
Borrowings from the FHLB	1,933,522	1,348,000		585,522	0.87% - 2.74%	2018 - 2024	N/A	(19)	1,827,338	1,830,545	(20)
Senior Unsecured Notes	1,166,201	1,152,834	(21)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (22)	N/A (22)	N/A (22)
Total Debt Obligations	$6,760,550	$4,624,608		$2,227,667					$4,761,507	$4,926,594

(1)	March 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $2.6 million of restricted securities.

(12)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities, available-for-sale but were rather considered a retirement of CLO Debt.

(13)	Two additional 12-month periods at Company’s option.

(14)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(15)	Real estate.

(16)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(17)	Presented net of unamortized debt issuance costs of $5.4 million at March 31, 2018.

(18)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(19)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(20)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $9.9 million of restricted securities.

(21)	Presented net of unamortized debt issuance costs of $13.4 million at March 31, 2018.

(22)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$120,493		$479,507	3.23% - 3.98%	10/1/2020	(2)	(3)	$160,031	$159,568
Committed Loan Repurchase Facility	450,000	183,111		266,889	3.63% - 4.48%	5/24/2018	(4)	(3)	333,647	335,076
Committed Loan Repurchase Facility	300,000	63,007		236,993	3.73% - 4.73%	4/10/2018	(5)	(6)	125,379	125,975
Committed Loan Repurchase Facility	200,000	32,042		167,958	4.25% - 4.50%	2/29/2020	(7)	(8)	48,045	48,045
Committed Loan Repurchase Facility	100,000	—		100,000	NA	6/28/2019	N/A	(3)	—	—
Total Committed Loan Repurchase Facilities	1,650,000	398,653		1,251,347					667,102	668,664
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(9)	—	—
Uncommitted Securities Repurchase Facility	N/A (10)	74,757		N/A (10)	1.65% - 3.31%	1/2018 - 3/2018	N/A	(9)	86,322	86,322	(11)
Total Repurchase Facilities	2,050,000	473,410		1,651,347					753,424	754,986
Revolving Credit Facility	241,430	—		241,430	NA	2/11/2018	(4)	N/A (12)	N/A (14)	N/A (14)
Mortgage Loan Financing	692,696	692,696		—	4.25% - 6.75%	2018 - 2027	N/A	(13)	911,034	1,066,708	(14)
CLO Debt	688,479	688,479	(15)	—	2.36% - 5.08%	2021-2034	N/A	(16)	880,385	881,576
Participation Financing - Mortgage Loan Receivable	3,107	3,107		—	17.00%	6/6/2018	N/A	(3)	3,107	3,107
Borrowings from the FHLB	2,000,000	1,370,000		630,000	0.87% - 2.74%	2018 - 2024	N/A	(17)	1,777,597	1,783,210	(18)
Senior Unsecured Notes	1,166,201	1,152,134	(19)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (20)	N/A (20)	N/A (20)
Total Debt Obligations	$6,841,913	$4,379,826		$2,522,777					$4,325,547	$4,489,587

(1)	December 31, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $26.7 million of restricted securities.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	Presented net of unamortized debt issuance costs of $6.0 million at December 31, 2017.

(16)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(17)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(18)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $10.1 million of restricted securities.

(19)	Presented net of unamortized debt issuance costs of $14.1 million at December 31, 2017.

(20)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the March 31, 2018 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of March 31, 2018 and December 31, 2017.

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

On January 4, 2018, the Company executed an amendment to its committed loan repurchase facility with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to April 7, 2019.

As of March 31, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $754.4 million. As of March 31, 2018, two counterparties, Deutsche Bank and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.2 million, or 5% of our total equity. As of March 31, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 34.6%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017, March 23, 2017, September 29, 2017 and October 27, 2017, to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $241.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2019, which may be extended by two 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of March 31, 2018 and December 31, 2017, the amount of unamortized costs relating to such facilities are $7.4 million and $7.8 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the three months ended March 31, 2018, the Company executed three term debt agreements to finance properties in its real estate portfolio. During the three months ended March 31, 2017, the Company did not execute any term debt agreements to finance properties in its real estate portfolio. These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2020 - 2028 as of March 31, 2018. These loans have carrying amounts of $683.5 million and $692.7 million, net of unamortized premiums of $6.3 million and $6.6 million at March 31, 2018 and December 31, 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2018 and 2017, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $895.8 million and $911.0 million as of March 31, 2018 and December 31, 2017, respectively.

CLO Debt

The Company completed its inaugural collateralized loan obligation (“CLO”) issuances in the two transactions described below. As of March 31, 2018 and December 31, 2017, the Company had a total of $683.1 million and $688.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $5.4 million and $6.0 million are included in CLO Debt as of March 31, 2018 and December 31, 2017, respectively, in accordance with GAAP. As of March 31, 2018, the CLO debt has interest rates of 2.67% to 5.39% (with a weighted average of 3.64%). As of March 31, 2018, collateral for the CLO debt comprised $881.7 million of first mortgage commercial mortgage real estate loans.

On October 17, 2017, a consolidated subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s consolidated subsidiary. A consolidated subsidiary of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 3.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s consolidated subsidiary. A consolidated subsidiary of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 3.

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2016, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.8 million outstanding as of March 31, 2018. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2018.

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

As of March 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $585.5 million of committed term financing available from the FHLB), with terms of overnight to six years (with a weighted average of 2.4 years), interest rates of 0.87% to 2.74% (with a weighted average of 1.82%), and advance rates of 52.0% to 95.2% of the collateral. As of March 31, 2018, collateral for the borrowings was comprised of $837.2 million of CMBS and U.S. Agency Securities and $990.1 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.3 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 29.1% of the Company’s outstanding debt obligations as of March 31, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2018, the Company has a 88.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2018 and December 31, 2017.

Unamortized debt issuance costs of $13.4 million and $14.1 million are included in senior unsecured notes as of March 31, 2018 and December 31, 2017, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2018 (last 9 months)	$1,076,682
2019	474,749
2020	552,290
2021	612,634
2022	656,768
Thereafter	1,263,918
Subtotal	$4,637,041
Debt issuance costs included in senior unsecured notes	(13,366)
Debt issuance costs included in CLO debt	(5,373)
Premiums included in mortgage loan financing(2)	6,306
Total	4,624,608

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2018 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of March 31, 2018.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. Premium is amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $780.0 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2018.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2018 and December 31, 2017 are as follows ($ in thousands):

March 31, 2018

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$983,104		$991,436	$982,284	Internal model, third-party inputs	2.89%	2.93
CMBS interest-only(1)	2,492,711	(2)	79,162	79,035	Internal model, third-party inputs	3.46%	2.99
GNMA interest-only(3)	165,307	(2)	4,540	3,975	Internal model, third-party inputs	6.60%	4.04
Agency securities(1)	706		727	698	Internal model, third-party inputs	1.77%	2.78
GNMA permanent securities(1)	33,472		33,757	34,113	Internal model, third-party inputs	3.62%	5.50
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,550,544		3,528,185	3,532,369	Discounted Cash Flow(4)	7.34%	1.59
Provision for loan losses	N/A		(7,000)	(7,000)	(5)	N/A	N/A
Mortgage loan receivables held for sale	274,090		273,636	279,372	Internal model, third-party inputs(6)	5.09%	9.71
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	713,900		N/A	92	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	491,939		491,939	491,939	Discounted Cash Flow(9)	3.25%	0.23
Repurchase agreements - long-term	262,438		262,438	262,438	Discounted Cash Flow(10)	2.60%	1.89
Mortgage loan financing	695,163		683,487	668,790	Discounted Cash Flow(10)	4.91%	2.71
CLO debt	683,095		683,095	683,095	Discounted Cash Flow(9)	3.64%	10.47
Participation Financing - Mortgage Loan Receivable	2,815		2,815	2,815	Discounted Cash Flow(11)	17.00%	0.18
Borrowings from the FHLB	1,348,000		1,348,000	1,326,100	Discounted Cash Flow	1.82%	2.44
Senior unsecured notes	1,166,201		1,152,834	1,150,860	Broker quotations, pricing services	5.39%	5.03

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2018 and December 31, 2017 ($ in thousands):

March 31, 2018

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$983,104		$—	$—	$982,284	$982,284
CMBS interest-only(1)	2,492,711	(2)	—	—	79,035	79,035
GNMA interest-only(3)	165,307	(2)	—	—	3,975	3,975
Agency securities(1)	706		—	—	698	698
GNMA permanent securities(1)	33,472		—	—	34,113	34,113
Nonhedge derivatives(4)	713,900		—	92	—	92
			$—	$92	$1,100,105	$1,100,197

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,550,544		$—	$—	$3,532,369	$3,532,369
Provision for loan losses	N/A		—	—	(7,000)	(7,000)
Mortgage loan receivable held for sale	274,090		—	—	279,372	279,372
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$3,882,656	$3,882,656
Liabilities:						0
Repurchase agreements - short-term	491,939		$—	$—	$491,939	$491,939
Repurchase agreements - long-term	262,438		—	—	262,438	262,438
Mortgage loan financing	695,163		—	—	668,790	668,790
CLO debt	683,095		—	—	683,095	683,095
Participation Financing - Mortgage Loan Receivable	2,815		—	—	2,815	2,815
Borrowings from the FHLB	1,348,000		—	—	1,326,100	1,326,100
Senior unsecured notes	1,166,201		—	—	1,150,860	1,150,860
			$—	$—	$4,586,037	$4,586,037

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

December 31, 2017

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$945,167		$—	$—	$953,499	$953,499
CMBS interest-only(1)	3,140,297	(2)	—	—	113,071	113,071
GNMA interest-only(3)	172,916	(2)	—	—	4,477	4,477
Agency securities(1)	720		—	—	728	728
GNMA permanent securities(1)	33,745		—	—	34,742	34,742
Nonhedge derivatives(4)	594,140		—	888	—	888
			$—	$888	$1,106,517	$1,107,405
Liabilities:
Nonhedge derivatives(4)	$54,160		$—	$2,606	$—	$2,606

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,300,709		$—	$—	$3,292,035	$3,292,035
Provision for loan losses	N/A		—	—	(4,000)	(4,000)
Mortgage loan receivables held for sale	232,527		—	—	236,428	236,428
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$3,602,378	$3,602,378
Liabilities:						0
Repurchase agreements - short-term	371,427		$—	$—	$371,427	$371,427
Repurchase agreements - long-term	101,983		—	—	101,983	101,983
Revolving credit facility	—		—	—	—	—
Mortgage loan financing	692,394		—	—	693,055	693,055
Participation Financing - Mortgage Loan Receivable	688,479		—	—	688,479	688,479
Liability for transfers not considered sales	3,107		—	—	3,107	3,107
Borrowings from the FHLB	1,370,000		—	—	1,369,544	1,369,544
Senior unsecured notes	1,166,201		—	—	1,187,187	1,187,187
			$—	$—	$4,414,782	$4,414,782

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2018 and 2017 ($ in thousands):

Level 3	2018	2017

Balance at January 1,	$1,106,517	$2,100,947
Transfer from level 2	—	—
Purchases	135,058	45,726
Sales	(122,356)	(361,323)
Paydowns/maturities	(2,954)	(74,285)
Amortization of premium/discount	(6,407)	(19,357)
Unrealized gain/(loss)	(8,654)	4,911
Realized gain/(loss) on sale(1)	(1,099)	5,361
Balance at March 31,	$1,100,105	$1,701,980

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2018

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$982,284		Discounted cash flow	Yield (4)	—%	3.42%	21.15%
				Duration (years)(5)	0.00	3.20	8.04
CMBS interest-only (1)	79,035	(2)	Discounted cash flow	Yield (4)	2.66%	3.78%	6.71%
				Duration (years)(5)	0.27	2.91	4.30
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	3,975	(2)	Discounted cash flow	Yield (4)	—%	12.90%	80.84%
				Duration (years)(5)	0.00	2.38	5.10
				Prepayment speed (CPJ)(5)	0.00	12.02	35.00
Agency securities (1)	698		Discounted cash flow	Yield (4)	1.4%	2.48%	2.95%
				Duration (years)(5)	0	3.12	4.49
GNMA permanent securities (1)	34,113		Discounted cash flow	Yield (4)	4%	81%	6.91%
				Duration (years)(5)	3.03	3.76	6.91
Total	$1,100,105

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

December 31, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$953,499		Discounted cash flow	Yield (3)	0.61%	3%	18.32%
				Duration (years)(4)	0.12	3.19	7.84
CMBS interest-only (1)	113,072	(2)	Discounted cash flow	Yield (3)	2.7%	3.52%	6.31%
				Duration (years)(4)	0.39	3.06	4.46
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only (3)	4,476	(2)	Discounted cash flow	Yield (4)	4.46%	11.85%	71.88%
				Duration (years)(5)	0.44	2.43	5.19
				Prepayment speed (CPJ)(5)	5.00	12.19	35.00
Agency securities (1)	728		Discounted cash flow	Yield (4)	1.4%	2.16%	2.52%
				Duration (years)(5)	0.00	3.22	4.72
GNMA permanent securities (1)	34,742		Discounted cash flow	Yield (4)	2.62%	3.44%	6.93%
				Duration (years)(5)	1.40	5.75	5.94
Total	$1,106,517

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

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.  The following is a breakdown of the derivatives outstanding as of March 31, 2018 and December 31, 2017 ($ in thousands):

March 31, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$340,900	$44	$—	0.25
10-year Swap	364,600	47	—	0.25
5-year U.S. Treasury Note	8,400	1	—	0.25
Total derivatives	$713,900	$92	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	304,300	656	—	0.25
10-year Swap	248,100	133	153	0.25
5-year U.S. Treasury Note	11,400	47	—	0.25
10-year U.S. Treasury Note	—	—	911
Total futures	563,800	836	1,064
Swaps
3 Month LIBOR(2)	50,000	—	1,542	2.68
Credit Derivatives
CDX	34,500	52	—	0.12
Total credit derivatives	34,500	52	—
Total derivatives	$648,300	$888	$2,606

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three Months Ended March 31, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$320	$14,372	$14,692
Swaps	1,403	(848)	555
Credit Derivatives	49	(337)	(288)
Total	$1,772	$13,187	$14,959

	Three Months Ended March 31, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(5,844)	$4,043	$(1,801)
Swaps	301	(279)	22
Credit Derivatives	(106)	(96)	(202)
Total	$(5,649)	$3,668	$(1,981)

The Company’s counterparties held $7.4 million and $9.6 million of cash margin as collateral for derivatives as of March 31, 2018 and December 31, 2017, respectively, which is included in restricted cash in the consolidated balance sheets.

Futures

Collateral posted with our futures counterparties is segregated in the Company’s books and records. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a Futures Commission Merchant. Interest rate futures that are governed by an ISDA agreement provide for bilateral collateral pledging based on the counterparties’ market value. The counterparties have the right to re-pledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate futures change.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of March 31, 2018 and December 31, 2017, the Company was in compliance with these requirements and not in default on its indebtedness. As of March 31, 2018, there was no cash collateral held by the derivative counterparties for these derivatives. As of December 31, 2017, there was $4.1 million of cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2018 and 2017. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2018
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$92	$—	$92	$—	$—	$92
Total	$92	$—	$92	$—	$—	$92

(1) Included in restricted cash on consolidated balance sheets.

As of March 31, 2018
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$—	$—	$—	$—	$—	$—
Repurchase agreements	754,377	—	754,377	754,377	—	—
Total	$754,377	$—	$754,377	$754,377	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2018 and 2017 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the three months ended March 31, 2018, 4,349,832 Series REIT LP Units and 4,349,832 Series TRS LP Units were collectively exchanged for 4,349,832 shares of Class A common stock and 4,349,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the three months ended March 31, 2017, 6,790,121 Series REIT LP Units and 6,790,121 Series TRS LP Units were collectively exchanged for 6,790,121 shares of Class A common stock; and 6,790,121 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2018 and 2017, the Company repurchased no shares of Class A common stock. All repurchased shares are recorded in treasury stock at cost. As of March 31, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $15.08 per share on such date.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
Total	$0.315

March 1, 2017	$0.300
Total	$0.300

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2018 and 2017 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(7,528)	(1,329)	(8,857)
Exchange of noncontrolling interest for common stock	(143)	143	—
Rebalancing of ownership percentage between Company and Operating Partnership	3	(3)	—
March 31, 2018	$(7,880)	$(1,073)	$(8,953)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2016	$1,365	$761	$2,126
Other comprehensive income (loss)	3,117	1,634	4,751
Exchange of noncontrolling interest for common stock	403	(403)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(51)	51	—
March 31, 2017	$4,834	$2,043	$6,877

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2018, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.1 million as of March 31, 2018. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates nine ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in 25 office buildings, two industrial properties and a condominium project. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2018 and 2017 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Basic Net income (loss) available for Class A common shareholders	$50,875	$13,470
Diluted Net income (loss) available for Class A common shareholders	$50,875	$19,280
Weighted average shares outstanding
Basic	95,187,316	72,871,990
Diluted	95,389,219	109,334,847

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2018 and 2017 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2018 and 2017, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three months ended March 31, 2018 and 2017, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2018 and 2017, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three months ended March 31, 2018 and 2017, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$50,875	$13,470
Denominator:
Weighted average number of shares of Class A common stock outstanding	95,187,316	72,871,990
Basic net income (loss) per share of Class A common stock	$0.53	$0.18

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$50,875	$13,470
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	5,838
Additional corporate tax (expense) benefit	—	(28)
Diluted net income (loss) attributable to Class A common shareholders	$50,875	$19,280
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	95,187,316	72,871,990
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	36,340,717
Incremental shares of unvested Class A restricted stock	201,903	122,140
Diluted weighted average number of shares of Class A common stock outstanding	95,389,219	109,334,847
Diluted net income (loss) per share of Class A common stock	$0.53	$0.18

For the three months ended March 31, 2017, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 With Respect to 2014 Performance	$172	$623
Annual Incentive Awards Granted in 2016 With Respect to 2015 Performance	322	784
Annual Incentive Awards Granted in 2017 With Respect to 2016 Performance(1)	622	5,196
Other 2017 Restricted Stock Awards(1)	105	91
Annual Incentive Awards Granted in 2017 With Respect to 2017 Performance(1)	1,117	—
2018 Restricted Stock Awards	42	—
Other Employee/Director Awards	20	559
Total Stock Based Compensation Expense	$2,400	$7,253

Phantom Equity Investment Plan	$—	$261
Ladder Capital Corp Deferred Compensation Plan	$427	$262
Bonus Expense	$10,140	$3,103

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris.

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

Annual Incentive Awards Granted in 2016 With Respect to 2015 Performance

Members of management were eligible to receive annual restricted stock awards (the “Annual Restricted Stock Awards”) and annual option awards (the “Annual Option Awards”) based on the performance of the Company. On February 18, 2016, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $9.1 million which represents 793,598 shares of restricted Class A common stock in connection with 2015 compensation. Fifty percent of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to the Management Grantees will generally vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on Core Earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on Core Earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year (the “Catch-Up Provision”). If the term “Core Earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met the Performance Target for the years ended December 31, 2017 and 2016.

The Company has elected to recognize the compensation expense related to the time-based vesting of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the February 18, 2016 Annual Restricted Stock Awards to Management Grantees is recognized as follows:

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

Annual Incentive Awards Granted in 2017 With Respect to 2016 Performance

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

Annual Incentive Awards Granted in 2017 With Respect to 2017 Performance

For 2017 performance, management received stock-based incentive equity. On December 21, 2017, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $10.5 million which represents 768,205 shares of restricted Class A common stock in connection with 2017 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. For other Management Grantees, 50% of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on each of February 18, 2019, February 18, 2020 and February 18, 2021, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2018, 2019 and 2020, respectively. The Catch-Up Provision applies to the performance vesting portion of this award.

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

2018 Restricted Stock Awards

On February 18, 2018, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 25,370 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended March 31,
	2018		2017
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	25,370	$375	832,408	$11,616
Grants - Class A Common Stock (restricted) dividends	—	—	15,560	216
Stock Options	—	—	—	—

Amortization to compensation expense
Ladder compensation expense		$(2,400)		$(7,254)
Total amortization to compensation expense		$(2,400)		$(7,254)

The table below presents the number of unvested shares and outstanding stock options at March 31, 2018 and changes during 2018 of the (i) Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2017	1,252,365	982,135
Granted	25,370	—
Exercised		—
Vested	(117,777)
Forfeited	(11,169)	—
Expired		—
Nonvested/Outstanding at March 31, 2018	1,148,789	982,135

Exercisable at March 31, 2018		929,701

At March 31, 2018 there was $12.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35 months, with a weighted-average remaining vesting period of 25.3 months.

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

As of March 31, 2017 there was $10.5 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 39 months, with a weighted-average remaining vesting period of 25.3 months.

Phantom Equity Investment Plan

LCFH maintained a Phantom Equity Investment Plan, effective on June 30, 2011 (the “Phantom Equity Plan”) in which certain eligible employees of LCFH, LCF and their subsidiaries participate. On July 3, 2014, the Board of Directors froze the Phantom Equity Plan, as further described below. The Phantom Equity Plan is an annual deferred compensation plan pursuant to which participants could elect, or in some cases, non-management participants could be required, depending upon the participant’s specific level of compensation, to defer all or a portion of their annual cash performance-based bonuses as elective or mandatory contributions. Generally, if a participant’s total compensation was in excess of a certain threshold, a portion of such participant’s annual bonus, was required to be deferred into the Phantom Equity Plan. Otherwise, amounts could be deferred into the Phantom Equity Plan at the election of the participant, so long as such election was timely made in accordance with the terms and procedures of the Phantom Equity Plan.
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
The final payment, which closed the liability under the Phantom Equity Plan, was made on January 5, 2018. As of December 31, 2017, there were 42,270 phantom units that have been withdrawn from the plan, resulting in a liability of $1.0 million, which is included in accrued expenses on the consolidated balance sheets.

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

As of March 31, 2018, there are 390,213 phantom units outstanding, of which 254,867 are unvested and 3,377 phantom units which have been withdrawn from the plan, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2017, there were 321,476 phantom units outstanding, of which 182,983 are unvested, resulting in a liability of $3.8 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On December 19, 2017, the board of directors of Ladder Capital Corp approved 2018 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2018 and paid to employees in full on January 5, 2018. On February 8, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2017 and paid to employees in full on February 21, 2017. During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense of $10.1 million and $3.1 million, respectively, related to bonuses.

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

There were $2.4 million, corporate taxes payable (receivable) as of March 31, 2018. Corporate taxes payable (receivable) as of December 31, 2017 were $2.6 million. There were $0.5 million NYC UBT taxes payable (receivable) at March 31, 2018 and December 31, 2017. Prepaid corporate taxes as of March 31, 2018 and December 31, 2017 were $8.7 million and $12.4 million, respectively.

As part of the recently enacted Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

As of March 31, 2018 and December 31, 2017, the Company’s net deferred tax assets (liabilities) were $(5.9) million and $(5.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets (liabilities) will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets (liabilities) considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2018 and December 31, 2017, the Company has a deferred tax asset of $2.3 million and $5.8 million, respectively, relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2018, the tax years 2013, 2014, 2015, 2016 and 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS and New York State have recently begun routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of March 31, 2018 and December 31, 2017, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of March 31, 2018, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners (the “TRA Members”). Under the Tax Receivable Agreement the Company generally is required to pay to the TRA Members that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company may make future payments under the Tax Receivable Agreement if the tax benefits are realized.  We would then benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the Tax Receivable Agreement.

Payments to a TRA Member under the Tax Receivable Agreement are triggered by each exchange and are payable annually commencing following the Company’s filing of its income tax return for the year of such exchange.  The timing of the payments may be subject to certain contingencies, including the Company having sufficient taxable income to utilize all of the tax benefits defined in the Tax Receivable Agreement.

As of March 31, 2018 and December 31, 2017, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million and $1.7 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for TRA Members. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

To determine the current amount of the payments due, the Company estimates the amount of the Tax Receivable Agreement payments that will be made within twelve months of the balance sheet date. As described in Note 1 above, the Tax Receivable Agreement was amended and restated in connection with the Company’s REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than the amount that would have been paid under the original Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement.

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of March 31, 2018, members of senior management have $0.9 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. For the three months ended March 31, 2018 and 2017, the Company incurred $0.1 million and $35,944, respectively, in interest expense related to this loan which is included in accrued expenses on the Company’s consolidated balance sheets.

On July 6, 2017, Ladder provided a $21.0 million first mortgage loan to a borrower affiliated with The Related Companies to facilitate the acquisition of two commercial condominium units in the Brickell Heights mixed use development in Miami, Florida. The borrowing entity, Brickell Heights Commercial LLC, is 80% owned by a joint venture between Related Special Assets LLC, a personal investment vehicle for certain principals of The Related Companies, and another investor, with the remaining 20% interest belonging to an affiliate of The Related Group of Florida. This loan was sold to a securitization trust on October 31, 2017.

18. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.3 million, of rental expense for the three months ended March 31, 2018 and 2017, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2018 (last 9 months)	$892
2019	1,180
2020	1,180
2021	1,180
2022	99
Thereafter	—
Total	$4,531

Unfunded Loan Commitments

As of March 31, 2018, the Company’s off-balance sheet arrangements consisted of $213.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2017, the Company’s off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended March 31, 2018
Interest income	$70,009	$8,014	$5	$178	$78,206
Interest expense	(13,566)	(856)	(7,854)	(22,437)	(44,713)
Net interest income (expense)	56,443	7,158	(7,849)	(22,259)	33,493
Provision for loan losses	(3,000)	—	—	—	(3,000)
Net interest income (expense) after provision for loan losses	53,443	7,158	(7,849)	(22,259)	30,493

Operating lease income	—	—	24,560	—	24,560
Tenant recoveries	—	—	3,577	—	3,577
Sale of loans, net	4,888	—	—	—	4,888
Realized gain on securities	—	(1,099)	—	—	(1,099)
Unrealized gain (loss) on Agency interest-only securities	—	204	—	—	204
Realized gain (loss) on sale of real estate, net	—	—	31,010	—	31,010
Fee and other income	3,063	—	1,782	1,407	6,252
Net result from derivative transactions	6,889	8,070	—	—	14,959
Earnings from investment in unconsolidated joint ventures	—	—	52	—	52
Gain (loss) on extinguishment of debt	(69)	—	—	—	(69)
Total other income (expense)	14,771	7,175	60,981	1,407	84,334

Salaries and employee benefits	—	—	—	(17,096)	(17,096)
Operating expenses	86	—	—	(5,634)	(5,548)
Real estate operating expenses	—	—	(8,817)		(8,817)
Fee expense	(616)	(110)	(117)	—	(843)
Depreciation and amortization	—	—	(10,804)	(19)	(10,823)
Total costs and expenses	(530)	(110)	(19,738)	(22,749)	(43,127)

Tax (expense) benefit	—	—	—	(3,902)	(3,902)
Segment profit (loss)	$67,684	$14,223	$33,394	$(47,503)	$67,798

Total assets as of March 31, 2018	$3,794,821	$1,100,105	$1,015,423	$320,945	$6,231,294

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended March 31, 2017
Interest income	$44,297	$13,208	$3	$4	$57,512
Interest expense	(6,253)	(1,853)	(6,550)	(16,759)	(31,415)
Net interest income (expense)	38,044	11,355	(6,547)	(16,755)	26,097
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	38,044	11,355	(6,547)	(16,755)	26,097

Operating lease income	—	—	19,630	—	19,630
Tenant recoveries	—	—	1,579	—	1,579
Sale of loans, net	(999)	—	—	—	(999)
Realized gain on securities	—	5,361	—	—	5,361
Unrealized gain (loss) on Agency interest-only securities	—	159	—	—	159
Realized gain on sale of real estate, net	—	—	2,331	—	2,331
Fee and other income	1,621	—	1,973	872	4,466
Net result from derivative transactions	(1,681)	(300)	—	—	(1,981)
Earnings from investment in unconsolidated joint ventures	—	—	(74)	—	(74)
Loss on extinguishment of debt	—	—	—	(54)	(54)
Total other income	(1,059)	5,220	25,439	818	30,418

Salaries and employee benefits	(1,000)	—	—	(15,042)	(16,042)
Operating expenses	43	—	—	(5,522)	(5,479)
Real estate operating expenses	—	—	(7,454)	—	(7,454)
Fee expense	(535)	(94)	(64)	—	(693)
Depreciation and amortization	—	—	(8,569)	(23)	(8,592)
Total costs and expenses	(1,492)	(94)	(16,087)	(20,587)	(38,260)

Income tax (expense) benefit	—	—	—	1,375	1,375
Segment profit (loss)	$35,493	$16,481	$2,805	$(35,149)	$19,630

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974	$6,025,615

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $34.6 million and $35.4 million as of March 31, 2018 and December 31, 2017, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $77.9 million as of March 31, 2018 and December 31, 2017, the Company’s deferred tax asset (liability) of $(5.9) million and $(5.7) million as of March 31, 2018 and December 31, 2017, respectively and the Company’s senior unsecured notes of $1.2 billion and $1.2 billion as of March 31, 2018 and December 31, 2017, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no disclosure is necessary.

Committed Loan Repurchase Facilities

On April 3, 2018, the Company exercised its option to extend one of its credit facilities with a major banking institution for a term of one year and agreed with such banking institution to decrease the maximum funding capacity under such facility from $450 million to $350 million together with other related modifications, all of which will be memorialized in definitive documentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Ladder Capital Corp included within this Quarterly Report and the Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” within this Quarterly Report and “Risk Factors” within the Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within the Annual Report. References to “Ladder,” the “Company,” and “we,” “our” and “us” refer to Ladder Capital Corp, a Delaware corporation incorporated in 2013, and its consolidated subsidiaries.

Ladder Capital Corp is the sole general partner of Ladder Capital Finance Holdings LLLP (“LCFH”) and, as a result of the serialization of LCFH on December 31, 2014, became the sole general partner of Series REIT of LCFH. LC TRS I LLC, a wholly-owned subsidiary of Series REIT of LCFH, is the general partner of Series TRS of LCFH. Ladder Capital Corp has a controlling interest in Series REIT of LCFH, and through such controlling interest, also has a controlling interest in Series TRS of LCFH. Ladder Capital Corp’s only business is to act as the sole general partner of LCFH and Series REIT of LCFH, and, as a result of the foregoing, Ladder Capital Corp directly and indirectly operates and controls all of the business and affairs of LCFH, and each Series thereof, and consolidates the financial results of LCFH, and each Series thereof, into Ladder Capital Corp’s consolidated financial statements.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $21.0 billion of commercial real estate loans from our inception through March 31, 2018. During this timeframe, we also acquired $9.9 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.6 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2018, we originated $14.7 billion of conduit loans, $14.5 billion of which were sold into 52 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2018, we had $6.2 billion in total assets and $1.5 billion of total equity. Our assets included $3.8 billion of loans, $1.1 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of March 31, 2018, we had $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”). In addition, as of March 31, 2018, we had $4.6 billion of debt financing outstanding. This financing was comprised of $1.3 billion of financing from the Federal Home Loan Bank (the “FHLB”), $649.3 million committed secured term repurchase agreement financing, $105.1 million of other securities financing, $683.5 million of third-party, non-recourse mortgage debt and $683.1 million of collateralized loan obligation (“CLO”) debt. There were no borrowings outstanding under our Revolving Credit Facility and $2.8 million of participation financing - mortgage loan receivable. As of March 31, 2018, we had $2.2 billion of committed, undrawn funding capacity available, consisting of $241.4 million of availability under our $241.4 million Revolving Credit Facility, $585.5 million of undrawn committed FHLB financing and $1.4 billion of other undrawn committed financings. As of March 31, 2018, our debt-to-equity ratio was 3.1:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of March 31, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2018, our management team and directors held interests in our Company comprising 12.1% of our total equity. On average, our management team members have 28 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 67 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Committed Loan Repurchase Facilities

On April 3, 2018, the Company exercised its option to extend one of its credit facilities with a major banking institution for a term of 1 year and agreed with such banking institution to decrease the maximum funding capacity under such facility from $450 million to $350 million together with other related modifications, all of which will be memorialized in definitive documentation.

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

	March 31, 2018		December 31, 2017
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,370,086	54.1%	$3,123,268	51.9%
Other commercial real estate-related loans	158,099	2.5%	159,194	2.6%
Provision for loan losses	(7,000)	(0.1)%	(4,000)	(0.1)%
Total balance sheet loans	3,521,185	56.5%	3,278,462	54.4%
Conduit first mortgage loans	273,636	4.4%	230,180	3.8%
Total loans	3,794,821	60.9%	3,508,642	58.2%
Securities
CMBS investments	1,061,319	17.0%	1,066,570	17.7%
U.S. Agency Securities investments	38,786	0.6%	39,947	0.7%
Total securities	1,100,105	17.6%	1,106,517	18.4%
Real Estate
Real estate and related lease intangibles, net	980,859	15.7%	1,032,041	17.1%
Total real estate	980,859	15.7%	1,032,041	17.1%
Other Investments
Investments in unconsolidated joint ventures	34,564	0.6%	35,441	0.6%
FHLB stock	77,915	1.3%	77,915	1.3%
Total other investments	112,479	1.9%	113,356	1.9%
Total investments	5,988,264	96.1%	5,760,556	95.6%
Cash, cash equivalents and restricted cash	113,159	1.8%	182,683	3.0%
Other assets	129,871	2.1%	82,376	1.4%
Total assets	$6,231,294	100.0%	$6,025,615	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2018, we held a portfolio of 167 balance sheet first mortgage loans with an aggregate book value of $3.4 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.5% at March 31, 2018.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2018, we held a portfolio of 32 other commercial real estate-related loans with an aggregate book value of $158.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.9% at March 31, 2018.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through March 31, 2018, we have originated and funded $14.7 billion of conduit first mortgage loans and securitized $14.5 billion of such mortgage loans in 52 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017 and two securitizations in 2018. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of March 31, 2018, we held 17 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $273.6 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 60.1% at March 31, 2018. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of March 31, 2018 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $50.0 million and all other investment grade securities positions in excess of $26.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of March 31, 2018, the estimated fair value of our portfolio of CMBS investments totaled $1.1 billion in 119 CUSIPs ($8.9 million average investment per CUSIP). As of March 31, 2018, included in the $1.1 billion of CMBS securities are $12.5 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 78.6% AAA/Aaa-rated securities and 21.4% of other investment grade-rated securities, including 16.9% rated AA/Aa, 2.5% rated A/A and 2.0% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2018, our CMBS investments had a weighted average duration of 2.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2018, by property count and market value, respectively, 58.6% and 77.0% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 2.0% and 34.7%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.0% to 13.6% by property count and 0.0% to 21.0% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of March 31, 2018, the estimated fair value of our portfolio of U.S. Agency Securities was $38.8 million in 21 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 5.3 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2018, by market value, 76.1% and 18.0% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2018 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of March 31, 2018, we owned 132 single tenant net leased properties with an aggregate book value of $677.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2018, our net leased properties comprised a total of 5.1 million square feet, 100% leased with an average age since construction of 14.5 years and a weighted average remaining lease term of 14.0 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of March 31, 2018, we owned 33 diversified commercial real estate properties with an aggregate book value of $288.7 million. Through separate joint ventures, we owned a portfolio of 12 office buildings in Richmond, VA with a book value of $79.5 million with an 92.2% occupancy rate, a portfolio of four single-tenant office buildings in St. Paul, MN with a book value of $49.5 million, an apartment complex in Miami, FL with a book value of $36.3 million and an occupancy rate of 94.1%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $24.4 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.9 million and an 82.2% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.5 million and a 86.9% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.7 million and a 100.0% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $5.4 million. We also own a single-tenant office building in Ewing, NJ with a book value of $29.2 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.4 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.5 million, a shopping center in Carmel, NY with a book value of $6.5 million and a 42.6% occupancy rate, and an office building in Peoria, IL with a book value of $3.0 million and a 50.8% occupancy rate.

Residential Real Estate.  We sold two condominium units at Veer Towers in Las Vegas, NV, during the three months ended March 31, 2018, generating aggregate gains on sale of $1.1 million. As of March 31, 2018, we owned 11 residential condominium units at Veer Towers in Las Vegas, NV with a book value of $4.0 million through a joint venture, and we expect to substantially complete the sale of these remaining units in 2018. As of March 31, 2018, two condominium units were under contract for sale with a book value of $0.6 million. As of March 31, 2018, none of the remaining condominium units we hold were rented and occupied.

We sold eight condominium units at Terrazas River Park Village in Miami, FL, during the three months ended March 31, 2018, generating aggregate gains on sale of $0.5 million. As of March 31, 2018, we owned 40 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $10.8 million, and we intend to sell these remaining units in less than 18 months. As of March 31, 2018, four condominium units were under contract for sale with a book value of $0.9 million. As of March 31, 2018, the remaining condominium units we hold were 81.3% rented and occupied. During the three months ended March 31, 2018, the Company recorded $0.2 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of March 31, 2018 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Rockford, MN	12/08/17	$1,195	2017	10/31/32	9,002	$1,231	$884	$347	$87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,292	932	360	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,274	915	359	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,241	950	291	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,374	1,020	354	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,334	989	345	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,306	953	353	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,200	907	293	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,272	958	314	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,329	974	355	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	137,643	83,483	54,160	7,296	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,209	871	338	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,169	893	276	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,198	873	325	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,329	1,001	328	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,234	912	322	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,401	1,110	291	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,365	1,011	354	96	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,643	4,930	1,713	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,234	919	315	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,184	909	275	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,282	953	329	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,176	953	223	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,417	1,060	357	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,322	1,019	303	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,135	867	268	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,241	932	309	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,262	1,010	252	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,373	1,025	348	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,334	989	345	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,215	947	268	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,091	887	204	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	990	784	206	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,193	961	232	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,180	924	256	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,319	1,049	270	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,469	1,136	333	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,386	1,130	256	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,317	1,043	274	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,157	948	209	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,382	1,087	295	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,197	838	359	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,138	774	364	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,142	820	322	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,446	7,981	3,465	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,317	899	418	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,166	3,637	1,529	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,578	8,831	3,747	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,213	820	393	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,091	786	305	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,065	741	324	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,310	905	405	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,092	741	351	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,193	933	260	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,312	1,003	309	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,061	824	237	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,118	863	255	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,032	706	326	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,136	769	367	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,211	815	396	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,550	4,701	1,849	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,190	821	369	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,169	821	348	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,738	6,525	2,213	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,102	791	311	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,272	867	405	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,195	857	338	87	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,150	824	326	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	985	697	288	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,333	909	424	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,024	718	306	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	918	630	288	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,097	778	319	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,066	746	320	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,042	732	310	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,152	784	368	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,025	719	306	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,133	804	329	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	868	651	217	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,665	8,908	1,757	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,826	4,576	1,250	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,736	3,718	1,018	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,890	3,836	1,054	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	25,584	18,660	6,924	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,190	896	294	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	1,009	770	239	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	950	724	226	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,905	5,684	2,221	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,127	6,431	1,696	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,501	2,802	699	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,273	12,842	3,431	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,921	11,713	3,208	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,769	8,360	2,409	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,638	7,804	1,834	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,534	7,591	1,943	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,960	7,124	1,836	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,884	5,109	2,775	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,912	3,072	840	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,620	3,920	700	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,079	2,489	590	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	28,934	22,835	6,099	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	7,086	5,686	1,400	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,830	2,983	847	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,314	3,234	1,080	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,453	3,305	1,148	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	4,007	2,935	1,072	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,183	3,866	1,317	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,514	3,436	1,078	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	5,962	4,558	1,404	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	4,901	3,817	1,084	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,317	3,065	1,252	300	100.0%
Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	5,908	4,776	1,132	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	23,211	18,923	4,288	2,212	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	17,783	13,894	3,889	1,662	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	15,810	12,484	3,326	1,493	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	15,720	11,607	4,113	1,388	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	13,661	10,892	2,769	1,303	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	5,718	4,721	997	628	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	964	817	147	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,024	798	226	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	809	718	91	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,375	3,405	970	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,438	5,312	1,126	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,481	5,167	1,314	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	5,811	4,591	1,220	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	12,022	11,102	920	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,339	2,638	701	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,164	3,090	1,074	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,677	3,474	1,203	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,529	3,264	1,265	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	3,940	2,925	1,015	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	3,937	2,901	1,036	362	100.0%
Total Net Leased		724,365			5,091,472	677,325	498,407	178,918	48,515

Diversified
Lithia Springs, GA	03/08/18	24,466	2005	(5)	617,969	24,423	—	24,423	—	70.6%	(6)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,433	6,033	4,400	675	100.0%
Miami, Fl	08/31/17	38,145	1987	9/30/18	166,176	36,297	—	36,297	3,542	80.0%	(6)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,012	—	3,012	1,633	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	29,153	21,808	7,345	1,959	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,487	—	6,487	233	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,538	6,655	1,883	1,156	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,667	7,222	1,445	858	97.0%	(6)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,367	4,916	451	560	97.0%	(6)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	49,515	47,400	2,115	12,878	97.0%	(6)(7)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,860	15,794	66	2,832	77.5%	(6)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	79,473	75,252	4,221	13,038	77.5%	(6)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,456	—	11,456	3,485	90.0%	(6)
Total Diversified		356,439			3,758,984	288,681	185,080	103,601	42,849
Condominium
Miami, FL	11/21/13	80,000	2010		(8)	10,808	—	10,808	772	100.0%	(9)
Las Vegas, NV	12/20/12	119,000	2006		(10)	4,045	—	4,045	—	98.8%	(6)(11)
Total Condominium		199,000			—	14,853	—	14,853	772
Total		$1,279,804			8,850,456	$980,859	$683,487	$297,372	$92,136

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2018. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	No lease in place.

(6)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(7)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of March 31, 2018.

(8)	40 remaining condominium units. As of March 31, 2018, four condominium units were under contract for sale with a book value of $0.9 million.

(9)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(10)	11 remaining condominium units. As of March 31, 2018, two condominium units were under contract for sale with a book value of $0.6 million.

(11)
We own, through a majority-owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. The joint venture intends to sell these units. The residential leases are generally short term in nature and are not included in the table above given the joint venture’s intention to sell the units.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2018, Grace Lake LLC owned an office building campus with a carrying value of $61.4 million, which is net of accumulated depreciation of $22.7 million, that is financed by $68.5 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of March 31, 2018, the book value of our investment in Grace Lake LLC was $3.9 million. During the three months ended March 31, 2018, we received a $1.3 million distribution from our investment in Grace Lake JV, LLC.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of March 31, 2018, 11 residential condominium units were under contract for sale for $30.4 million in sales proceeds. As of March 31, 2018, the Company is holding a 10.0% deposit on each sales contract. Our operating partner entered into a construction loan with The Bank of the Ozarks in the amount of $50.5 million to fund the completion of the project. As of March 31, 2018, draws of $39.0 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of March 31, 2018, the book value of our investment in 24 Second Avenue was $30.6 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of March 31, 2018, the book value of our investment in FHLB Stock was $77.9 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at March 31, 2018, a $241.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of March 31, 2018, there was $550.5 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of March 31, 2018, we had total outstanding balances of $203.9 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of March 31, 2018, we had outstanding balances of $683.5 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.3 billion of borrowings from the FHLB outstanding at March 31, 2018. As of March 31, 2018, we also had a $241.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of March 31, 2018, our debt-to-equity ratio was 3.1:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of March 31, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by strong demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. After an extended period of low and stable interest rates in the U.S., recent interest rate increases and concerns regarding the potential for additional future interest rate increases has also contributed to demand for long term fixed rate mortgage financing. More than $1.8 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable credit spread environment that was also favorable. The tightening of CMBS credit spreads that generally prevailed during 2017 is seen as reflective of the potential for the healthy and stable conditions to continue to prevail in the commercial real estate lending market in 2018. The U.S. CMBS new issuance market has gotten off to a positive start in 2018, with issuance for the first three months of 2018 totaling $19.4 billion, a 39.0% increase over the same period in 2017.

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

Reflected in all of these lending and financing capabilities that Ladder applies in its daily operations is its ability to apply superior credit skills in the underwriting of commercial real estate debt and equity investments while maintaining the ability to efficiently shift capital among mortgage loans, securities, and real estate investments. Underwriting commercial real estate credit risk is Ladder’s core strength—and Ladder expresses its view of the commercial real estate market and of specific investment opportunities within it by making loans, investing in debt securities, and acquiring real estate—constantly fine-tuning that mix of investments in an ongoing effort to optimize risk adjusted returns on equity.

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Investment overview

Investment activity in the three months ended March 31, 2018 focused on loan originations, securities activity and real estate sales. We originated and funded $967.5 million in principal value of commercial mortgage loans in the three months ended March 31, 2018. We acquired $135.1 million of new securities, which was offset by $122.4 million of sales and $3.0 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $6.4 million during the three months ended March 31, 2018. We also invested $24.5 million in real estate and received proceeds from the sale of real estate of $97.5 million.

Investment activity in the three months ended March 31, 2017 focused on loan originations and securities activity. We originated and funded $529.7 million in principal value of commercial mortgage loans in the three months ended March 31, 2017. We acquired $45.7 million of new securities, which was offset by $361.3 million of sales and $74.3 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $399.0 million. We also invested $3.9 million in real estate and received proceeds from the sale of real estate of $6.3 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $50.9 million for the three months ended March 31, 2018, compared to $13.5 million for the three months ended March 31, 2017. The most significant drivers of the $37.4 million increase are as follows:

•
an increase in total other income of $53.9 million, primarily as a result of a $28.7 million increase in gain (loss) on the sale of real estate, a $17.0 million increase in net results from derivative transactions, an increase of $5.9 million in sale of loans, net and a $5.0 million increase in operating lease income, partially offset by a $6.5 million decrease in realized gain (loss) on securities;

•
an increase in net interest income of $7.4 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2017 and 2018, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total costs and expenses of $4.9 million compared to the prior year, primarily as a result of a $2.2 million increase in depreciation and amortization, a $1.1 million increase in salaries and employee benefits and a $1.3 million increase in real estate operating expenses;

•	an increase in income tax expense (benefit) of $5.3 million compared to the prior year, primarily as a result of increased income in our TRSs and certain other one-time adjustments.

Core Earnings, a non-GAAP financial measure, totaled $63.8 million for the three months ended March 31, 2018, compared to $31.6 million for the three months ended March 31, 2017. The significant components of the $32.2 million increase in Core Earnings are an increase in sale of real estate, net of $28.7 million, an increase in net results from derivative transactions of $10.8 million, an increase in net interest income of $4.4 million, an increase in profits on sales of loans, net of $5.8 million, a $4.9 million increase in operating lease income, partially offset by an increase of total costs and expenses of $11.7 million and a decrease of $6.5 million in gain (loss) on securities. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of Core Earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $78.2 million for the three months ended March 31, 2018, compared to $57.5 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, securities investments averaged $1.1 billion and loan investments averaged $4.0 billion. For the three months ended March 31, 2017, securities investments averaged $1.8 billion and loan investments averaged $2.5 billion. There was a $1.5 billion increase in loan investments, partially offset by a $757.4 million decrease in securities investments, resulting in higher interest income due to the higher yield on loans versus securities.

Interest expense totaled $44.7 million for the three months ended March 31, 2018, compared to $31.4 million for the three months ended March 31, 2017. The $13.3 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2018 and 2017 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $1.4 million from $7.0 million for the three months ended March 31, 2017 to $8.4 million for the three months ended March 31, 2018, primarily as a result of our increase in average outstanding mortgage loan financing of $691.8 million for the three months ended March 31, 2018 compared to $589.7 million for the three months ended March 31, 2017 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $30.5 million for the three months ended March 31, 2018, compared to $26.1 million for the three months ended March 31, 2017. The $4.4 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income and increase in interest expense discussed above, partially offset by the increase in our provision for loan losses discussed below.

Cost of funds, a non-GAAP financial measure, totaled $47.6 million for the three months ended March 31, 2018, compared to $35.1 million for the three months ended March 31, 2017. The $12.5 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of March 31, 2018, the weighted average yield on our mortgage loan receivables was 7.2%, compared to 6.6% as of March 31, 2017 as balance sheet first mortgage loans comprised a greater portion of the total loans on our balance sheet on March 31, 2018 than March 31, 2017. As of March 31, 2018, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.3%, compared to 2.4% as of March 31, 2017. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2017 to March 31, 2018 was primarily due to higher prevailing market borrowing rates. As of March 31, 2018, we had outstanding borrowings secured by our mortgage loan receivables equal to 49.3% of the carrying value of our mortgage loan receivables, compared to 41.7% as of March 31, 2017.

As of March 31, 2018, the weighted average yield on our real estate securities was 3.0%, compared to 2.9% as of March 31, 2017. As of March 31, 2018, the weighted average interest rate on borrowings against our real estate securities was 2.0%, compared to 1.4% as of March 31, 2017. The increase in the rate on borrowings against our real estate securities from March 31, 2017 to March 31, 2018 was primarily due to higher prevailing market borrowing rates. As of March 31, 2018, we had outstanding borrowings secured by our real estate securities equal to 83.4% of the carrying value of our real estate securities, compared to 78.8% as of March 31, 2017.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2018, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.9% as of March 31, 2017. As of March 31, 2018, we had outstanding borrowings secured by our real estate equal to 69.7% of the carrying value of our real estate, compared to 72.4% as of March 31, 2017.

Provision for loan losses

We had a $3.0 million provision for loan loss expense for the three months ended March 31, 2018 and no provision for loan loss expense for the three months ended March 31, 2017. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that an increase in our provision expense for loan losses of $0.3 million was required for the three months ended March 31, 2018.

As of March 31, 2018, two of the Company’s loans, which were originated simultaneously as part of a single transaction, and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. At the time of the initial loan funding in July 2015, the borrowers faced an uncertain situation as the parent company of the sole tenant of the underlying retail property had just filed for bankruptcy protection. The tenant subsequently vacated the property and the original lease was terminated by the tenant as part of their bankruptcy proceedings. In response to default by the borrowers, the loans were accelerated in March 2016. Subsequently, in August 2016, the borrowers filed for bankruptcy protection. In September 2017, the bankruptcy court approved a replacement lease proposed by the mortgage borrower for the property. That tenant commenced paying rent in September 2017, retroactive to August 2017 as ordered by the bankruptcy court.

The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for collectability, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties are most significantly affected by the contractual lease payments and the appropriate market discount rates, which are driven by the general interest environment and the retail tenant’s credit worthiness. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to sell the same exceeded the combined carrying value of the loans.

During the three months ended March 31, 2018, after considering the status of the on-going bankruptcy proceedings, rising interest rates and credit spreads for retail lease properties, the Company recorded a provision for loss on these loans of $2.7 million. The Company continues to pursue all of its legal remedies on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $24.6 million for the three months ended March 31, 2018, compared to $19.6 million for the three months ended March 31, 2017. The increase of $5.0 million was attributable to acquisitions, which increased real estate assets to $1.0 billion at March 31, 2018 versus $814.4 million at March 31, 2017, as well as a full period of operations of properties acquired in 2017.

Tenant recoveries totaled $3.6 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017. The increase of $2.0 million primarily relates to reimbursement of operating expenses billed in the current quarter.

Sales of loans, net

We recorded $4.9 million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended March 31, 2018, compared to $(1.0) million for the three months ended March 31, 2017, an increase of $5.9 million. Income from sales of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. In the three months ended March 31, 2018, we participated in two securitization transactions, transferring 28 loans with an aggregate outstanding principal balance of $436.5 million. In addition, in the three months ended March 31, 2018, we recorded $0.5 million of unrealized losses on loans related to lower of cost or market adjustments. In the three months ended March 31, 2017, we participated in no securitization transactions and recorded $1.0 million of unrealized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $11.9 million income (loss) from sales of securitized loans, net of hedging for the three months ended March 31, 2018, compared to no income from sales of securitized loans, net of hedging for the three months ended March 31, 2017, due to no securitization activity during that period.

Income (loss) from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of securitized loans, net, a non-GAAP financial measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sale of securitized loans, net of hedging and a reconciliation to income (loss) from sale of loans, net.

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(1.1) million for the three months ended March 31, 2018, compared to $5.4 million for the three months ended March 31, 2017, a $6.5 million decrease. For the three months ended March 31, 2018, we sold $126.6 million of securities, comprised of $126.6 million of CMBS and no U.S. Agency Securities. For the three months ended March 31, 2017, we sold $361.3 million of securities, comprised of $361.3 million of CMBS and no U.S. Agency Securities. The decrease reflects lower margin on sale of securities in 2018 as compared to 2017 and due to the increase in interest rates throughout 2017 and 2018.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.2 million for the three months ended March 31, 2018, compared to a gain of $0.2 million for the three months ended March 31, 2017. The positive change of $45 thousand in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2017 and 2018, partially offset by sales and amortization of the portfolio.

Income from sales of real estate, net

For the three months ended March 31, 2018, income from sales of real estate, net totaled $31.0 million compared to $2.3 million for the three months ended March 31, 2017. The increase of $28.7 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended March 31, 2018 and 2017, we sold no single-tenant net leased properties.

During the three months ended March 31, 2018, we sold two diversified commercial real estate properties, resulting in a net gain on sale of $29.4 million. During the three months ended March 31, 2017 we sold no diversified commercial real estate properties.

During the three months ended March 31, 2018, income from sales of residential condominiums totaled $1.6 million. We sold two residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.1 million, and 8 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.5 million. During the three months ended March 31, 2017, income from sales of residential condominiums totaled $2.3 million. We sold 12 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.9 million, and six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million.

Fee and other income

Fee and other income totaled $6.3 million for the three months ended March 31, 2018, compared to $4.5 million for the three months ended March 31, 2017. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $1.8 million increase in fee and other income year-over-year was primarily due to a increase in exit fees, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $15.0 million for the three months ended March 31, 2018, which was comprised of an unrealized gain of $1.8 million and a realized gain of $13.2 million, compared to a loss of $2.0 million which was comprised of an unrealized loss of $5.7 million and a realized gain of $3.7 million, for the three months ended March 31, 2017, a positive change of $17.0 million. The derivative positions that generated these results were a combination of futures, interest rate swaps, and credit derivatives that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2018 was primarily related to the movement in interest rates during the three months ended March 31, 2018. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.1 million for the three months ended March 31, 2018, compared to $(0.1) million for the three months ended March 31, 2017. Earnings from our investment in Grace Lake JV totaled $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.2) million and $(0.3) million for the three months ended March 31, 2018 and 2017, respectively. The loss is due to a negative return related to upfront sales costs on the investment.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $(0.1) million for the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, the Company retired $5.9 million of principal of the CLO Debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt. During the three months ended March 31, 2017, the Company retired $6.1 million of principal of the 2017 Notes for a repurchase price of $6.2 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $22,847 of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $17.1 million for the three months ended March 31, 2018, compared to $16.0 million for the three months ended March 31, 2017. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $1.1 million in compensation expense was attributable to an increase in bonus expense, partially offset by a decrease in equity based compensation expense.

Operating expenses

Operating expenses totaled $5.5 million for the three months ended March 31, 2018 and, compared to $5.4 million for the three months ended March 31, 2017. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The increase of $0.1 million was primarily related to an increase in professional fees and administrative expenses, partially offset by a decrease in information technology costs.

Real estate operating expenses

Real estate operating expenses totaled $8.8 million for the three months ended March 31, 2018, compared to $7.5 million for the three months ended March 31, 2017. The increase of $1.3 million in real estate operating expenses was in part due to the additional expenses related to real estate acquisitions in 2017 and 2018, partially offset by decreased operating expenses related to the smaller inventory of condominium properties.

Fee expense

Fee expense totaled $0.8 million for the three months ended March 31, 2018, compared to $0.7 million for the three months ended March 31, 2017. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.1 million in fee expense was primarily attributable to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at March 31, 2018, as compared to March 31, 2017.

Depreciation and amortization

Depreciation and amortization totaled $10.8 million for the three months ended March 31, 2018, compared to $8.6 million for the three months ended March 31, 2017. The $2.2 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at March 31, 2018 versus $814.4 million at March 31, 2017, as well as a full period of depreciation and amortization related to properties acquired in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax expense (benefit) totaled $3.9 million for the three months ended March 31, 2018, compared to $(1.4) million for the three months ended March 31, 2017. The increase of $5.3 million is primarily attributable to the increased income in our TRSs and certain other one-time adjustments.

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

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including (1) cash and cash equivalents; (2) cash generated from operations; (3) borrowings under repurchase agreements; (4) principal repayments on investments including mortgage loans and securities; (5) proceeds from the issuance of CLO Debt; (6) borrowings under our revolving credit facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of the Notes; and (11) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis.

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

We generally seek to maintain an adjusted leverage ratio of approximately 3.0:1.0 or below. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. This ratio typically fluctuates during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. We generally seek to match fund our assets according to their liquidity characteristics and expected hold period. We believe that the defensive positioning of our predominantly senior secured assets and our financing strategy has allowed us to maintain financial flexibility to capitalize on an attractive range of market opportunities as they have arisen.

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

As of March 31, 2018, we had unrestricted cash and cash equivalents of $68.4 million, unencumbered loans of $1.0 billion, unencumbered securities of $29.3 million, unencumbered real estate of $96.5 million and $248.1 million of other assets not secured by any portion of secured indebtedness.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.3 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $4.8 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at March 31, 2018.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $68.4 million and $76.7 million at March 31, 2018 and December 31, 2017, respectively. We held restricted cash of $44.8 million and $106.0 million at March 31, 2018 and December 31, 2017, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $113.2 million and $182.7 million at March 31, 2018 and December 31, 2017, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(65.1) million and $(243.2) million during the three months ended March 31, 2018 and 2017, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $178.1 million increase in cash generated from operations for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2018 and December 31, 2017 are set forth in the table below ($ in thousands):

	March 31, 2018	December 31, 2017

Committed loan repurchase facilities	$550,523	$398,653
Committed securities repurchase facility	98,762	—
Uncommitted securities repurchase facilities	105,092	74,757
Total repurchase facilities	754,377	473,410
Revolving credit facility	—	—
Mortgage loan financing	683,487	692,696
CLO debt(1)	683,095	688,479
Participation financing - mortgage loan receivable	2,815	3,107
Borrowings from the FHLB	1,348,000	1,370,000
Senior unsecured notes(2)	1,152,834	1,152,134
Total debt obligations	$4,624,608	$4,379,826

(1)	Presented net of unamortized debt issuance costs of $5.4 million and $6.0 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Presented net of unamortized debt issuance costs of $13.4 million and $14.1 million at March 31, 2018 and December 31, 2017, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $780.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of March 31, 2018 and December 31, 2017. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of March 31, 2018, the Company had $550.5 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. As of December 31, 2017, the Company had $398.7 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2018 and December 31, 2017.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2018, the Company had $98.8 million borrowings outstanding, with an additional $301.2 million of committed financing available. As of December 31, 2017, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

March 31, 2015	1,456,163	1,481,913	1,506,723	1,409,413	1,427,496	1,447,973	46,750	54,417	58,750
June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334	—	—	—
December 31, 2017	473,410	739,721	892,081	473,410	739,721	892,081	—	—	—
March 31, 2018	754,377	721,139	773,383	754,377	721,139	773,383	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of March 31, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $0.8 billion. As of March 31, 2018, two counterparties, Deutsche Bank and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.2 million, or 5% of our total equity. As of March 31, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 34.6%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

On February 11, 2014, the Company entered into a revolving credit facility (the “Revolving Credit Facility”), which was subsequently amended on February 26, 2016, March 1, 2017, March 23, 2017, September 29, 2017 and October 27, 2017, to add additional banks to our syndicate, add two additional one-year extension options and increase its maximum funding capacity. The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $241.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2019, which may be extended by two 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.50% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2018, we executed three term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2020 - 2028 and totaling $683.5 million and $692.7 million at March 31, 2018 and December 31, 2017, respectively. These long-term non-recourse mortgages include net unamortized premiums of $6.3 million and $6.6 million at March 31, 2018 and December 31, 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million and $0.2 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2018 and 2017, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $895.8 million and $911.0 million as of March 31, 2018 and December 31, 2017, respectively.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. The Company had a total of $683.1 million and $688.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs of $5.4 million and $6.0 million are included in CLO Debt as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the CLO debt has interest rates of 2.67% to 5.39% (with a weighted average of 3.64%). As of March 31, 2018, collateral for the CLO debt comprised $881.7 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2016, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.8 million outstanding as of March 31, 2018. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2018.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of March 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $585.5 million of committed term financing available from the FHLB), with terms of overnight to six years, interest rates of 0.87% to 2.74%, and advance rates of 52.0% to 95.2% of the collateral. As of March 31, 2018, collateral for the borrowings was comprised of $837.2 million of CMBS and U.S. Agency Securities and $990.1 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.4 billion for the three months ended March 31, 2018. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2017, Tuebor had $1.4 billion of borrowings outstanding (with an additional $630.0 million of committed term financing available from the FHLB), with terms of overnight to six years, interest rates of 0.87% to 2.74%, and advance rates of 49.6% to 100% of the collateral. As of December 31, 2017, collateral for the borrowings was comprised of $861.7 million of CMBS and U.S. Agency Securities and $915.9 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.4 billion for the three months ended December 31, 2017.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of March 31, 2018, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 29.1% of the Company’s outstanding debt obligations as of March 31, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.3 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2018, the Company has a 88.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $13.4 million and $14.1 million are included in senior unsecured notes as of March 31, 2018 and December 31, 2017, respectively.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $15.08 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2018 and 2017 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2018		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2017		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
Total	$0.315

March 1, 2017	$0.300
Total	$0.300

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $194.4 million for the three months ended March 31, 2018 and $68.5 million for the three months ended March 31, 2017. Repayment of real estate securities provided net cash of $3.0 million for the three months ended March 31, 2018 and $74.3 million for the three months ended March 31, 2017.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $439.3 million of proceeds from sales of mortgage loans for the three months ended March 31, 2018 and no sales of mortgage loans for the three months ended March 31, 2017.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $122.4 million for the three months ended March 31, 2018 and $361.3 million for the three months ended March 31, 2017.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $86.5 million for the three months ended March 31, 2018 and $6.3 million for the three months ended March 31, 2017.

Proceeds from the issuance of equity

For the three months ended March 31, 2018 and 2017, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of March 31, 2018 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,163,053	(1)	$1,067,616	$410,056	$830,115	$3,470,840
Senior unsecured notes	—		—	766,201	400,000	1,166,201
Interest payable(2)	146,109		205,926	58,385	63,332	473,752
Other funding obligations(3)	213,578		—	—	—	213,578
Payments pursuant to tax receivable agreement	105		209	209	1,047	1,570
Operating lease obligations	892		2,360	1,279	—	4,531
Total	$1,523,737		$1,276,111	$1,236,130	$1,294,494	$5,330,472

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2018 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2018.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2018, our off-balance sheet arrangements consisted of $213.6 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2017, our off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2017.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements

Our recently adopted accounting pronouncements and recent accounting pronouncements are described in Item 1—“Financial Statements—Note 2.”

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

Set forth below is a reconciliation of income (loss) before taxes to Core Earnings ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Income (loss) before taxes	$71,700	$18,255
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	(8,430)	(330)
Our share of real estate depreciation, amortization and gain adjustments (2)	6,058	7,795
Adjustments for unrecognized derivative results (3)	(8,110)	(1,933)
Unrealized (gain) loss on Agency IO securities	(204)	(159)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(291)	(226)
Non-cash stock-based compensation	3,083	8,149
One-time transactional adjustments	—	—
Core Earnings	$63,806	$31,551

(1)
Includes $8 thousand and $8 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended March 31, 2018 and 2017, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2018	2017

	Total GAAP depreciation and amortization	$10,823	$8,592
	Less: Depreciation and amortization related to non-rental property fixed assets	(19)	(23)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization	(358)	(375)
	Our share of real estate depreciation and amortization	10,446	8,194

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(5,194)	(402)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	1,188	3
	Our share of accumulated depreciation and amortization on real estate sold	(4,006)	(399)

	Less: Operating lease income on above/below market lease intangible amortization	(382)	—

	Our share of real estate depreciation, amortization and gain adjustments	$6,058	$7,795

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

		Three Months Ended March 31,
		2018	2017

	GAAP realized gain on sale of real estate, net	$31,010	$2,331
	Adjusted gain/loss on sale of real estate for purposes of Core Earnings	(27,004)	(1,932)
	Our share of accumulated depreciation and amortization on real estate sold	$4,006	$399

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of Core Earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2018	2017

	Net results from derivative transactions	$14,959	$(1,981)
	Hedging interest expense	2,889	3,728
	Hedging realized result	(9,738)	186
	Adjustments for unrecognized derivative results	$8,110	$1,933

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

	Three Months Ended March 31,
	2018	2017

Number of loans	28	—
Face amount of loans sold into securitizations	$436,547	$—
Number of securitizations	2	—

Income from sales of securitized loans, net (1)	$5,351	$—
Hedge gain/(loss) related to loans securitized (2)	6,567	—
Income from sales of securitized loans, net of hedging	11,918	—
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	(38)	—
Core gain on sale of securitized loans	$11,880	$—

(1)
The following is a reconciliation of income (loss) from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of income from sales of securitized loans, net ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Income from sales of loans, net	$4,888	$(999)
Unrealized losses on loans related to lower of cost or market adjustments	463	999
(Income) loss from sale of loans (non-securitized), net	—	—
Income from sales of securitized loans, net	$5,351	$—

(2)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Net results from derivative transactions	$14,959	$(1,981)
Hedge gain/(loss) related to lending and securities positions	(8,392)	3,130
Hedge gain/(loss) related to loans (non-securitized)	—	(1,149)
Hedge gain/(loss) related to loans securitized	$6,567	$—

Adjusted leverage

We present adjusted leverage, which is a non-GAAP financial measure, as a supplemental measure of our performance. We define adjusted leverage as the ratio of (i) debt obligations, net of deferred financing costs, adjusted for non-recourse indebtedness related to securitizations that is consolidated on our GAAP balance sheet to (ii) GAAP total equity. We believe adjusted leverage assists investors in comparing our leverage across reporting periods on a consistent basis by excluding non-recourse debt related to securitized loans.

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	March 31, 2018	December 31, 2017

Debt obligations, net	$4,624,608	$4,379,826
Less: CLO Debt(1)	(683,095)	(688,479)
Adjusted debt obligations	3,941,513	3,691,347

Total equity	1,503,292	1,488,146

Adjusted leverage	2.6	2.5

(1)
As more fully discussed in Note 8 to our consolidated financial statements, we contributed over $888.4 million of balance sheet loans into two CLO securitizations that remain on our balance sheet for accounting purposes but should be excluded from debt obligations for adjusted leverage calculation purposes.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended March 31,
	2018	2017

Interest expense	$(44,713)	$(31,415)
Net interest expense component of hedging activities (1)	(2,889)	(3,728)
Cost of funds	$(47,602)	$(35,143)

Interest income	$78,206	$57,512
Cost of funds	(47,602)	(35,143)
Interest income, net of cost of funds	$30,604	$22,369

		Three Months Ended March 31,
		2018	2017

(1)	Net result from derivative transactions	$14,959	$(1,981)
	Hedging realized result	(9,738)	186
	Hedging unrecognized result	(8,110)	(1,933)
	Net interest expense component of hedging activities	$(2,889)	$(3,728)

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2018 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2018, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(16,454)	$16,682
Increase by 1.00%	16,981	(16,449)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of March 31, 2018, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2018, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no material impacts as a result of the accounting pronouncements adopted during the quarter ended March 31, 2018, and as such,there were no changes in controls required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2018 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2018, there were no repurchases of Class A common stock by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1 #
Second Amended and Restated Employment Agreement, dated January, 18, 2018, by and between Ladder Capital Finance LLC and Pamela McCormack (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 18, 2018)

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2018 and the year ended December 31, 2017; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: May 4, 2018	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 4, 2018	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer