Form 10-Q
period 2018-06-30
Ladder Capital Corp
filed 2018-08-02
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Class A Common Stock, $0.001 par value	97,942,513
Class B Common Stock, $0.001 par value	13,317,419

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2018

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2018(1)	December 31, 2017(1)
	(Unaudited)
Assets
Cash and cash equivalents	$51,918	$76,674
Restricted cash	42,821	106,009
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,764,172	3,282,462
Provision for loan losses	(7,300)	(4,000)
Mortgage loan receivables held for sale	107,744	230,180
Real estate securities	1,106,358	1,106,517
Real estate and related lease intangibles, net	1,060,243	1,032,041
Investments in unconsolidated joint ventures	35,302	35,441
FHLB stock	77,915	77,915
Derivative instruments	660	888
Accrued interest receivable	27,632	25,875
Other assets	121,949	55,613
Total assets	$6,389,414	$6,025,615
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$4,702,449	$4,379,826
Due to brokers	44,800	14
Derivative instruments	—	2,606
Amount payable pursuant to tax receivable agreement	1,570	1,656
Dividends payable	1,582	30,528
Accrued expenses	60,294	59,619
Other liabilities	66,257	63,220
Total liabilities	4,876,952	4,537,469
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 100,637,615 and 96,258,847 shares issued and 97,937,793 and 93,641,260 shares outstanding	99	94
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 13,317,419 and 17,667,251 shares issued and outstanding	13	18
Additional paid-in capital	1,370,092	1,306,136
Treasury stock, 2,699,822 and 2,617,587 shares, at cost	(32,793)	(31,956)
Dividends in Excess of Earnings	(12,106)	(39,112)
Accumulated other comprehensive income (loss)	(9,855)	(212)
Total shareholders’ equity	1,315,450	1,234,968
Noncontrolling interest in operating partnership	185,158	240,861
Noncontrolling interest in consolidated joint ventures	11,854	12,317
Total equity	1,512,462	1,488,146

Total liabilities and equity	$6,389,414	$6,025,615

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net interest income
Interest income	$85,230	$65,970	$163,437	$123,482
Interest expense	48,417	35,661	93,130	67,076
Net interest income	36,813	30,309	70,307	56,406
Provision for loan losses	300	—	3,300	—
Net interest income after provision for loan losses	36,513	30,309	67,007	56,406

Other income
Operating lease income	24,258	22,187	48,818	41,816
Tenant recoveries	1,913	1,159	5,492	2,739
Sale of loans, net	6,144	25,904	11,032	24,905
Realized gain (loss) on securities	(1,243)	7,132	(2,342)	12,494
Unrealized gain (loss) on Agency interest-only securities	110	299	313	457
Realized gain on sale of real estate, net	1,628	2,232	32,637	4,563
Fee and other income	6,477	4,574	12,728	9,039
Net result from derivative transactions	7,081	(16,022)	22,040	(18,003)
Earnings (loss) from investment in unconsolidated joint ventures	13	10	65	(63)
Gain (loss) on extinguishment of debt	—	—	(69)	(54)
Total other income	46,381	47,475	130,714	77,893
Costs and expenses
Salaries and employee benefits	13,866	14,489	30,962	30,531
Operating expenses	5,597	5,829	11,144	11,308
Real estate operating expenses	7,836	8,056	16,654	15,510
Fee expense	799	1,621	1,641	2,314
Depreciation and amortization	10,656	10,125	21,479	18,717
Total costs and expenses	38,754	40,120	81,880	78,380
Income (loss) before taxes	44,140	37,664	115,841	55,919
Income tax expense (benefit)	573	6,606	4,476	5,231
Net income (loss)	43,567	31,058	111,365	50,688
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	133	(77)	(8,289)	(398)
Net (income) loss attributable to noncontrolling interest in operating partnership	(5,294)	(8,868)	(13,795)	(14,706)
Net income (loss) attributable to Class A common shareholders	$38,406	$22,113	$89,281	$35,584

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Earnings per share:
Basic	$0.40	$0.28	$0.93	$0.47
Diluted	$0.40	$0.26	$0.93	$0.45

Weighted average shares outstanding:
Basic	96,810,266	80,108,431	96,003,151	76,510,201
Diluted	97,165,899	110,055,308	96,276,824	109,693,706

Dividends per share of Class A common stock (Note 12)	$0.325	$0.300	$0.640	$0.600

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$43,567	$31,058	$111,365	$50,688

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(3,490)	8,166	(13,446)	18,652
Reclassification adjustment for (gains) included in net income	1,243	(7,737)	2,342	(13,471)

Total other comprehensive income (loss)	(2,247)	429	(11,104)	5,181

Comprehensive income	41,320	31,487	100,261	55,869
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	133	(77)	(8,289)	(398)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$41,453	$31,410	$91,972	$55,471
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(5,025)	(9,397)	(12,197)	(16,869)
Comprehensive income attributable to Class A common shareholders	$36,428	$22,013	$79,775	$38,602

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings/(Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity/Partners Capital
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	5,040	5,040
Distributions	—	—	—	—	—	—	—	—	(8,899)	(13,792)	(22,691)
Equity based compensation	—	—	—	—	4,505	—	—	—	—	—	4,505
Grants of restricted stock	29	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(56)	—	—	—	—	(837)	—	—	—	—	(837)
Forfeitures	(26)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(62,275)	—	—	—	(62,275)
Exchange of noncontrolling interest for common stock	4,350	5	(4,350)	(5)	60,110	—	—	(143)	(59,654)	—	313
Net income (loss)	—	—	—	—	—	—	89,281	—	13,795	8,289	111,365
Other comprehensive income (loss)	—	—	—	—	—	—	—	(9,506)	(1,598)	—	(11,104)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(659)	—	—	6	653	—	—
Balance, June 30, 2018	97,938	$99	13,318	$13	$1,370,092	$(32,793)	$(12,106)	$(9,855)	$185,158	$11,854	$1,512,462

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2018		2017

Cash flows from operating activities:
Net income (loss)	$111,365		$50,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	69		54
Depreciation and amortization	21,479		18,717
Unrealized (gain) loss on derivative instruments	(2,340)		1,309
Unrealized (gain) loss on Agency interest-only securities	(313)		(457)
Unrealized (gain) loss on investment in mutual fund	(124)		(56)
Provision for loan losses	3,300		—
Amortization of equity based compensation	4,505		8,766
Amortization of deferred financing costs included in interest expense	4,984		3,954
Amortization of premium on mortgage loan financing	(499)		(454)
Amortization of above- and below-market lease intangibles	(940)		(173)
Accretion of premium on liability for transfers not considered sales	—		4
Amortization of premium/(accretion) of discount and other fees on loans	(8,942)		(4,539)
Amortization of premium/(accretion) of discount and other fees on securities	2,270		2,937
Realized (gain) loss on sale of mortgage loan receivables held for sale	(11,032)		(24,905)
Realized (gain) loss on real estate securities	2,342		(12,494)
Realized gain on sale of real estate, net	(32,637)		(4,563)
Realized gain on sale of derivative instruments	192		(39)
Origination of mortgage loan receivables held for sale	(764,948)		(564,492)
Repayment of mortgage loan receivables held for sale	286		1,184
Proceeds from sales of mortgage loan receivables held for sale	843,214	(1)	512,082
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(65)		63
Deferred tax asset (liability)	1,483		(886)
Payments pursuant to tax receivable agreement	—		(230)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,757)		(859)
Other assets	(793)		(2,639)
Accrued expenses and other liabilities	2,507		(6,273)
Net cash provided by (used in) operating activities	173,606		(23,301)

	Six Months Ended June 30,
	2018	2017

Cash flows from investing activities:
Purchase of derivative instruments	(205)	(199)
Sale of derivative instruments	114	—
Purchases of real estate securities	(199,135)	(150,451)
Repayment of real estate securities	56,707	81,747
Proceeds from sales of real estate securities	161,518	643,825
Origination of mortgage loan receivables held for investment	(914,489)	(563,392)
Purchases of mortgage loan receivables held for investment	—	(94,079)
Repayment of mortgage loan receivables held for investment	431,030	175,625
Basis recovery of Agency interest-only securities	10,453	33,739
Capital contributions to investment in unconsolidated joint ventures	(370)	—
Capital distribution from investment in unconsolidated joint ventures	1,250	—
Capitalization of interest on investment in unconsolidated joint ventures	(676)	(558)
Purchases of real estate	(114,184)	(182,038)
Capital improvements of real estate	(3,290)	(2,804)
Proceeds from sale of real estate	90,806	12,590
Net cash provided by (used in) investing activities	(480,471)	(45,995)
Cash flows from financing activities:
Deferred financing costs paid	(2,664)	(10,252)
Proceeds from borrowings under debt obligations	2,919,776	6,039,853
Repayment of borrowings under debt obligations	(2,588,483)	(5,783,325)
Cash dividends paid to Class A common shareholders	(91,220)	(73,911)
Capital distributed to noncontrolling interests in operating partnership	(8,899)	(28,963)
Capital contributed by noncontrolling interests in consolidated joint ventures	5,040	5,309
Capital distributed to noncontrolling interests in consolidated joint ventures	(13,792)	(100)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(837)	(13,258)
Net cash provided by (used in) financing activities	218,921	135,353
Net increase (decrease) in cash, cash equivalents and restricted cash	(87,944)	66,057
Cash, cash equivalents and restricted cash at beginning of period	182,683	89,428
Cash, cash equivalents and restricted cash at end of period	$94,739	$155,485

	Six Months Ended June 30,
	2018	2017

Supplemental information:
Cash paid for interest, net of amounts capitalized	$87,675	$60,631
Cash paid (received) for income taxes	6,266	821

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	(44,786)	(1,051)
Securities and derivatives sold, not settled	—	25,980
Repayment in transit of mortgage loans receivable held for investment	66,094	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	55,403	119,952
Proceeds from sale of real estate	638	—
Reduction in proceeds from sales of real estate	11,050	51,846
Assumption of debt obligations by real estate buyer	(11,050)	(51,846)
Exchange of noncontrolling interest for common stock	59,658	188,520
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	(226)	1,935
Increase in amount payable pursuant to tax receivable agreement	(86)	148
Rebalancing of ownership percentage between Company and Operating Partnership	652	(5,446)
Dividends declared, not paid	1,582	1,308
Stock dividends	—	17,319

(1)	Includes cash proceeds received in the current year that relate to prior year sales of loans of $0.5 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2018	June 30, 2017	December 31, 2017

Cash and cash equivalents	$51,918	$58,225	$76,674
Restricted cash	42,821	97,260	106,009
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$94,739	$155,485	$182,683

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2018, Ladder Capital Corp has a 88.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

In anticipation of the Company’s election to be subject to tax as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its 2015 taxable year (the “REIT Election”), the Company effected an internal realignment as of December 31, 2014. As part of this realignment, LCFH and certain of its wholly-owned subsidiaries were serialized in order to segregate our REIT-qualified assets and income from the Company’s non-REIT-qualified assets and income. Pursuant to such serialization, all assets and liabilities of LCFH and each such subsidiary were identified as TRS assets and liabilities (e.g., conduit securitization and condominium sales businesses) and REIT assets and liabilities (e.g., balance sheet loans, real estate and most securities), and were allocated on the Company’s internal books and records into two pools within LCFH or such subsidiary, Series TRS and Series REIT (collectively, the “Series”), respectively. Series REIT and Series TRS have separate boards, officers, books and records, bank accounts, and tax identification numbers. Each outstanding LP Unit was exchanged for one Series REIT limited partnership unit (“Series REIT LP Unit”), which is entitled to receive profits and losses derived from REIT assets and liabilities, and one Series TRS limited partnership unit (“Series TRS LP Unit”), which is entitled to receive profits and losses derived from TRS assets and liabilities (Series REIT LP Units and Series TRS LP Units are collectively referred to as “Series Units”). Ladder Capital Corp remains the general partner of Series REIT of LCFH. LC TRS I LLC (“LC TRS I”), a Delaware limited liability company wholly-owned by Series REIT of LCFH, serves as the general partner of Series TRS of LCFH and Series TRS LP Units are exchangeable for an equal number of shares (“TRS Shares”) of LC TRS I (a “TRS Exchange”).

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

As a result of the Company’s ownership interest in LCFH and LCFH’s election under Section 754 of the Code, the Company expects to benefit from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, and at various times during the years, the balances exceeded the insured limits.

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

Change in Accounting Principle

As more fully described in Note 4, on June 29, 2017, the Company completed its first sponsored securitization transaction whereby it transferred $625.7 million of loans to LCCM 2017-LC26 securitization trust. The Company initially concluded that the transfer restrictions placed on the Third Party Purchaser (“TPP”) of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under ASC 860 and, accordingly, the Company originally accounted for the transaction as a financing in its interim financial statements for the periods ended June 30, 2017 and September 30, 2017. As a result of industry discussions, in November 2017 the staff of the Securities and Exchange Commission (the “SEC staff”) indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction and, accordingly, changed its accounting principle to treat such transfers as sales in the quarter ended December 31, 2017. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The retrospective changes for the three and six months ended June 30, 2017 are reflected in this Quarterly Report. The retrospective changes for the three and nine months ended September 30, 2017 will be reflected in the Company’s quarterly report for the quarter ended September 30, 2018. Refer to Note 20, Quarterly Financial Data (Unaudited) in the Company’s December 31, 2017 Annual Report for a summary of these changes.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“ASU 2016-01”), which was further amended in February and in March 2018 by ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities, (“ASU 2018-03”) and ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update), (“ASU 2018-04”) to clarify certain aspects of ASU 2016-01 and to update Securities and Exchange Commission (“SEC”) interpretive guidance in connection with the provisions of ASU 2016-01. These updates provide guidance for the recognition, measurement, presentation, and disclosure of financial instruments. Among other changes, the updates require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. These standards are effective for public companies for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Upon adoption, the fair value of the Company's loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), (“ASU 2017-09”). The ASU provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the guidance effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In May 2018, FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Depository and Lending—Income Taxes, (“ASU 2018-06”). The amendments in ASU 2018-06 supersede the guidance within Subtopic 942-741 that has been rescinded by the Office of the Comptroller of the Currency and is no longer relevant. A cross-reference between Subtopic 740-30, Income Taxes—Other Considerations or Special Areas, and Subtopic 942-740 is being added to the remaining guidance in Subtopic 740-30 to improve the usefulness of the codification. The amendments in ASU 2018-06 are effective upon issuance, as no accounting requirements are affected. The amendments in ASU 2018-06 do not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides a new transition method at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings; prior periods will not require restatement. ASU 2018-11 also provides a new practical expedient for lessors adopting the new lease standard. Lessors have the option to aggregate nonlease components with the related lease component upon adoption of the new standard if the following conditions are met: (1) the timing and pattern of transfer for the nonlease component and the related lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. Each of the standards are effective for the Company on January 1, 2019, with an early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on the Company’s financial position and/or results of operations. The Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is the lessee, primarily for the Company’s corporate headquarters, the Company expects to record a lease liability and a right of use asset on its consolidated financial statements at fair value upon adoption. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), (“ASU 2017-04”). The ASU simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual or any interim goodwill impairment tests in years beginning after December 15, 2019 with early adoption permitted. The Company does not currently expect any impact on its consolidated financial statements as the Company (absent a business combination) has no recorded goodwill.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), (“ASU 2017-08”). The ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. CONSOLIDATED VARIABLE INTEREST ENTITIES

FASB Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Operating Partnership is a VIE and as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, the Operating Partnership consolidates two collateralized loan obligation (“CLO”) VIEs with the following aggregate balance sheets ($ in thousands):

	June 30, 2018	December 31, 2017
	Notes 4 & 8	Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$861,209	880,385
Accrued interest receivable	4,360	4,252
Other assets	21,860	—
Total assets	$887,429	$884,637

Senior and unsecured debt obligations	$691,312	$689,961
Accrued expenses	1,463	794
Other liabilities	2	—
Total liabilities	692,777	690,755

Net equity in VIEs (eliminated in consolidation)	194,653	193,882
Total equity	194,653	193,882

Total liabilities and equity	$887,430	$884,637

4. MORTGAGE LOAN RECEIVABLES

June 30, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,788,546	$3,764,172	7.70%	1.48
Provision for loan losses	N/A	(7,300)
Mortgage loan receivables held for investment, net, at amortized cost	3,788,546	3,756,872
Mortgage loan receivables held for sale	108,340	107,744	5.24%	9.79
Total	$3,896,886	$3,864,616	7.65%	1.71

(1)	June 30, 2018 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

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

The Company initially concluded that the transfer restrictions placed on the TPP of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under generally accepted accounting principles and, accordingly, the Company originally accounted for the transaction as a financing. As a result of industry discussions, in November 2017, the SEC staff indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction, and accordingly, changed its accounting principles to treat such transfers as sales in the quarter ended December 31, 2017. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The retrospective changes for the three and six months ended June 30, 2017 are reflected in this Quarterly Report. The retrospective changes for the three and nine months ended September 30, 2017 will be reflected in the Company’s quarterly report for the quarter ended September 30, 2018. Refer to Note 20, Quarterly Financial Data (Unaudited) in the Company’s December 31, 2017 Annual Report for a summary of these changes.

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

As of June 30, 2018, $781.2 million, or 20.8%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $3.0 billion, or 79.2%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of June 30, 2018, $107.7 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

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

As of December 31, 2017, $723.7 million, or 22.0%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.6 billion, or 78.0%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2017, $230.2 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	June 30, 2018		December 31, 2017
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,630,000	$3,606,248	$3,140,788	$3,123,268
Mezzanine loans	158,546	157,924	159,921	159,194
Mortgage loan receivables held for investment, net, at amortized cost	3,788,546	3,764,172	3,300,709	3,282,462
Mortgage loan receivables held for sale
First mortgage loans	108,340	107,744	232,527	230,180
Total mortgage loan receivables held for sale	108,340	107,744	232,527	230,180

Provision for loan losses	N/A	(7,300)	N/A	(4,000)
Total	$3,896,886	$3,864,616	$3,533,236	$3,508,642

For the six months ended June 30, 2018 and 2017, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	914,489	—	764,948
Purchases of mortgage loan receivables	—	—	—
Repayment of mortgage loan receivables	(497,124)	—	(286)
Proceeds from sales of mortgage loan receivables	—	—	(842,727)
Realized gain on sale of mortgage loan receivables(1)	—	—	11,032
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	8,942	—	—
Loan loss provision	—	(3,300)	—
Balance, June 30, 2018	$3,764,172	$(7,300)	$107,744

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the six months ended June 30, 2018.

(2)
During the six months ended June 30, 2018, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, three loans with a combined outstanding face amount of $57.6 million, a combined book value of $55.4 million (fair value at date of reclassification) and a remaining maturity of 2.5 years. The loans had been recorded at lower of cost or market prior to their reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. These transfers have been reflected as non-cash items on the consolidated statement of cash flows for the six months ended June 30, 2018.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2016	$2,000,095	$(4,000)	$357,882
Origination of mortgage loan receivables	563,392	—	564,492
Purchases of mortgage loan receivables	94,079	—	—
Repayment of mortgage loan receivables	(155,325)	—	(1,184)
Proceeds from sales of mortgage loan receivables	—	—	(563,929)
Realized gain on sale of mortgage loan receivables(1)	—	—	24,905
Transfer between held for investment and held for sale(2)	119,952	—	(119,952)
Accretion/amortization of discount, premium and other fees	4,539	—	—
Balance, June 30, 2017	$2,626,732	$(4,000)	$262,214

(1)	Includes $1.0 million of realized losses on loans related to lower of cost or market adjustments for the six months ended June 30, 2017.

(2)
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

During the six months ended June 30, 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At June 30, 2018 and December 31, 2017, there was $25.3 thousand and $0.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

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

As a result of this analysis, the Company has concluded that none of its loans, other than the two loans discussed below, are individually impaired as of June 30, 2018 and none of its loans are individually impaired as of December 31, 2017. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that an increase in its provision expense for loan losses of $3.3 million was required for the six months ended June 30, 2018. This provision consisted of a reserve of $0.6 million based on a targeted percentage level which it seeks to maintain over the life of the portfolio and a reserve of $2.7 million relating to two of the Company’s loans, discussed below. Historically, with the exception of the two loans discussed below, the Company has not incurred losses on any originated loans.

As of June 30, 2018, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. At the time of the initial loan funding in July 2015, the borrowers faced an uncertain situation as the parent company of the sole tenant of the underlying retail property had just filed for bankruptcy protection. The tenant subsequently vacated the property and the original lease was terminated by the tenant as part of the bankruptcy proceedings. In response to a default by the borrowers, the loans were accelerated in March 2016. Subsequently, in August 2016, the borrowers filed for bankruptcy protection, which imposed an automatic stay upon the lenders’ ability to, among other things, collect payments due under the loans. In September 2017, the bankruptcy court approved a replacement lease with a new tenant as proposed by the mortgage borrower for the property. The new tenant commenced paying rent in September 2017, retroactive to August 2017 as ordered by the bankruptcy court.

The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for collectability, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties is most significantly affected by the contractual lease payments and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of this, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company utilized direct capitalization rates of 4.35% to 4.65% at December 31, 2017.

During the three months ended March 31, 2018, based on the status of the on-going bankruptcy proceedings, rising interest rates and the retail tenant’s creditworthiness, the Company utilized direct capitalization rates of 4.70% to 5.00% which resulted in a decline in the estimated value of the collateral. Accordingly, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property.

During the three months ended June 30, 2018, the Company believed no additional loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company has continued to utilize direct capitalization rates of 4.70% to 5.00% as of June 30, 2018 based on the status of the on-going bankruptcy proceedings, interest rates and the retail tenant’s creditworthiness. The Company continues to pursue all of its legal remedies on these loans.

As of June 30, 2018 and December 31, 2017 there were no other loans on non-accrual status.

Provision for Loan Losses ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Provision for loan losses at beginning of period	$7,000	$4,000	$4,000	$4,000
Provision for loan losses	300	—	3,300	—
Provision for loan losses at end of period	$7,300	$4,000	$7,300	$4,000

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities and Government National Mortgage Association (“GNMA”) permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2018 and December 31, 2017 ($ in thousands):

June 30, 2018

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$999,461	$1,005,795	$244	$(11,742)	$994,297	(3)	100	AAA	3.33%	2.92%	2.85
CMBS interest-only(2)(4)	2,466,340	74,383	437	(274)	74,546	(5)	21	AAA	0.71%	3.25%	2.87
GNMA interest-only(4)(6)	143,738	3,651	117	(572)	3,196		13	AA+	0.52%	7.19%	4.10
Agency securities(2)	696	712	—	(26)	686		2	AA+	2.78%	1.93%	2.64
GNMA permanent securities(2)	33,196	33,471	412	(250)	33,633		6	AA+	3.96%	3.77%	5.35
Total	$3,643,431	$1,118,012	$1,210	$(12,864)	$1,106,358		142		1.45%	2.98%	2.93

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

(3)
As more fully described in Note 4, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $11.3 million of such restricted securities.

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at June 30, 2018 and December 31, 2017 ($ in thousands):

June 30, 2018

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$330,768	$479,270	$182,201	$2,058	$994,297
CMBS interest-only(1)	1,378	73,168	—	—	74,546
GNMA interest-only(2)	58	2,738	394	6	3,196
Agency securities(1)	—	686	—	—	686
GNMA permanent securities(1)	—	1,632	32,001	—	33,633
Total	$332,204	$557,494	$214,596	$2,064	$1,106,358

December 31, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$285,982	$544,278	$123,239	$—	$953,499
CMBS interest-only(1)	537	112,534	—	—	113,071
GNMA interest-only(2)	76	3,906	484	11	4,477
Agency securities(1)	—	728	—	—	728
GNMA permanent securities(1)	—	1,797	32,945	—	34,742
Total	$286,595	$663,243	$156,668	$11	$1,106,517

(1)
CMBS, CMBS interest-only securities, Agency securities, and GNMA permanent securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

During the three and six months ended June 30, 2018, the Company realized a gain on sale of equity securities of $72.0 thousand which is included in fee and other income on the Company’s consolidated statements of income.

There were $0.6 million of realized losses on securities recorded as other than temporary impairments for the three months ended June 30, 2018 and 2017. There were $1.6 million and $1.0 million of realized losses on securities recorded as other than temporary impairments for the six months ended June 30, 2018 and 2017, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell the securities before recovery of its amortized cost basis. For cash flow statement purposes, all receipts of interest from interest-only real estate securities are treated as part of cash flows from operations.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	June 30, 2018	December 31, 2017

Land	$195,210	$213,992
Building	858,503	789,622
In-place leases and other intangibles	182,905	189,490
Less: Accumulated depreciation and amortization	(176,375)	(161,063)
Real estate and related lease intangibles, net	$1,060,243	$1,032,041

Below market lease intangibles, net (other liabilities)	$(42,416)	$(42,607)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Depreciation expense (1)	$8,208	$7,126	$15,995	$12,846
Amortization expense	2,429	2,976	5,447	5,824
Total real estate depreciation and amortization expense	$10,637	$10,102	$21,442	$18,670

(1)
Depreciation expense on the consolidated statements of income also includes $19 thousand and $23 thousand of depreciation on corporate fixed assets for the three months ended June 30, 2018 and 2017, respectively, and $37 thousand and $47 thousand of depreciation on corporate fixed assets for the six months ended June 30, 2018 and 2017, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At June 30, 2018, gross intangible assets totaled $182.9 million with total accumulated amortization of $63.1 million, resulting in net intangible assets of $119.8 million, including $5.9 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2017, gross intangible assets totaled $189.5 million with total accumulated amortization of $60.9 million, resulting in net intangible assets of $128.6 million, including $8.9 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three and six months ended June 30, 2018, the Company recorded a net increase (reduction) in operating lease income of $(0.2) million and $(0.4) million, respectively, for amortization of above market lease intangibles acquired, compared to $(0.2) million and $(0.5) million, respectively, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, the Company recorded a net increase (reduction) in operating lease income of $0.7 million and $1.3 million, respectively, for amortization of below market lease intangibles acquired, compared to $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2017.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles for property owned as of June 30, 2018 ($ in thousands):

Period Ending December 31,	Amount

2018 (last 6 months)	$5,717
2019	10,675
2020	9,265
2021	8,662
2022	6,384
Thereafter	73,167
Total	$113,870

There were $0.8 million and $0.9 million of unbilled rent receivables included in other assets on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

There was unencumbered real estate of $72.1 million and $128.7 million as of June 30, 2018 and December 31, 2017, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases or rent escalations under other leases from tenants) at June 30, 2018 ($ in thousands):

Period Ending December 31,	Amount

2018 (last 6 months)	$52,721
2019	96,832
2020	86,086
2021	83,775
2022	82,779
Thereafter	644,216
Total	$1,046,409

Acquisitions

During the six months ended June 30, 2018, the Company acquired the following property ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

March 2018	Diversified	Lithia Springs, GA	$24,466	70.6%
April 2018	Net Lease	Kirbyville, MO	1,156	100.0%
April 2018	Net Lease	Gladwin, MI	1,171	100.0%
April 2018	Net Lease	Foley, MN	1,176	100.0%
April 2018	Net Lease	Moscow Mills, MO	1,237	100.0%
April 2018	Net Lease	Wonder Lake, IL	1,255	100.0%
May 2018	Diversified	Isla Vista, CA	83,723	75.0%

Total			$114,184

(1)	Properties were consolidated as of acquisition date.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the six months ended June 30, 2018 and 2017, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the six months ended June 30, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$24,466
Building	87,389
Intangibles	3,459
Below Market Lease Intangibles	(1,130)
Total purchase price	$114,184

The Company recorded $1.4 million in revenues from its 2018 acquisitions for the three and six months ended June 30, 2018. The Company recorded $0.8 million in earnings (losses) from its 2018 acquisitions for the three and six months ended June 30, 2018, which is included in its consolidated statements of income.

During the six months ended June 30, 2017, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

February 2017	Net Lease	Carmi, IL	$1,411	100.0%
February 2017	Net Lease	Peoria, IL	1,183	100.0%
March 2017	Net Lease	Ridgedale, MO	1,298	100.0%
April 2017	Net Lease	Hanna City, IL	1,141	100.0%
April 2017	Diversified(2)	El Monte, CA	54,110	70.0%
May 2017	Net Lease	Jessup, IA	1,163	100.0%
May 2017	Net Lease	Shelbyville, IL	1,132	100.0%
May 2017	Net Lease	Jacksonville, FL	115,641	100.0%
May 2017	Net Lease	Wabasha, MN	1,280	100.0%
May 2017	Net Lease	Port O'Connor, TX	1,255	100.0%
May 2017	Net Lease	Denver, IA	1,183	100.0%
June 2017	Net Lease	Jefferson City, MO	1,241	100.0%

Total			$182,038

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $5.3 million to the partnership.

The purchase prices were allocated to the asset acquisitions during the six months ended June 30, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$56,451
Building	120,567
Intangibles	31,322
Below Market Lease Intangibles	(26,302)
Total purchase price	$182,038

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2017 was 31.9 years. The Company recorded $1.9 million in revenues from its 2017 acquisitions for the three and six months ended June 30, 2017, which is included in its consolidated statements of income. The Company recorded $1.5 million and $1.6 million in earnings (losses) from its 2017 acquisitions for the three and six months ended June 30, 2017, respectively, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the six months ended June 30, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$4,509	$1,939	$2,570	—	6	7
Various	Condominium	Miami, FL	3,296	2,662	634	—	12	36
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	1	—	—
March 2018	Diversified	Richmond, VA	21,632	11,396	10,236	1	—	—
Totals			$101,244	$68,607	$32,637

The Company sold the following properties during the six months ended June 30, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$7,935	$4,371	$3,564	—	21	38
Various	Condominium	Miami, FL	4,655	3,656	999	—	16	72
Totals			$12,590	$8,027	$4,563

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2018, the Company had an aggregate investment of $35.3 million in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2018 and December 31, 2017 ($ in thousands):

Entity	June 30, 2018	December 31, 2017

Grace Lake JV, LLC	$4,192	$4,908
24 Second Avenue Holdings LLC	31,110	30,533
Investment in unconsolidated joint ventures	$35,302	$35,441

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2018	2017	2018	2017

Grace Lake JV, LLC	266	269	$533	$508
24 Second Avenue Holdings LLC	(253)	(259)	(468)	(571)
Earnings (loss) from investment in unconsolidated joint ventures	$13	$10	$65	$(63)

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

During the six months ended June 30, 2018, the Company received a $1.3 million distribution from its investment in Grace Lake JV, LLC.

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

During the three and six months ended June 30, 2018, the Company recorded $0.3 million and $0.5 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and six months ended June 30, 2017, the Company recorded $0.3 million and $0.6 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three and six months ended June 30, 2018, the Company capitalized $0.4 million and $0.7 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. During the three and six months ended June 30, 2017, the Company capitalized $0.3 million and $0.6 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of June 30, 2018 and December 31, 2017, 24 Second Avenue had $43.7 million and $36.5 million, respectively, of loans payable to third party lenders. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of June 30, 2018, 15 residential condominium units were under contract for sale for $38.3 million in sales proceeds. As of June 30, 2018, the Company is holding a 10.0% deposit on each sales contract. The Company expects to start closing on the existing sales contracts during the quarter ended December 31, 2018. The Company’s operating partner entered into a construction loan in the amount of $50.5 million to fund the completion of the project. As of June 30, 2018, draws of $43.7 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017

Total assets	$158,017	$154,979
Total liabilities	114,103	108,119
Partners’/members’ capital	$43,914	$46,860

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total revenues	$4,972	$4,953	$9,321	$8,743
Total expenses	2,801	1,686	6,373	7,484
Net income (loss)	$2,171	$3,267	$2,948	$1,259

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2018 and December 31, 2017 are as follows ($ in thousands):

June 30, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at June 30, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$156,960		$443,040	3.82% - 4.57%	10/1/2020	(2)	(3)	$249,792	$248,215
Committed Loan Repurchase Facility	350,000	151,930		198,070	4.29% - 5.04%	5/24/2019	(4)	(3)	277,588	278,773
Committed Loan Repurchase Facility	300,000	127,751		172,249	4.07% - 4.57%	4/7/2019	(5)	(6)	196,877	197,412
Committed Loan Repurchase Facility	300,000	106,564		193,436	4.06% - 5.06%	5/6/2021	(7)	(3)	161,130	161,081
Committed Loan Repurchase Facility	100,000	56,448		43,552	4.17% - 4.57%	6/28/2019	N/A	(3)	76,190	76,190
Total Committed Loan Repurchase Facilities	1,650,000	599,653		1,050,347					961,577	961,671
Committed Securities Repurchase Facility	400,000	99,889		300,111	2.38% - 2.99%	9/30/2019	N/A	(8)	120,724	120,724
Uncommitted Securities Repurchase Facility	N/A (9)	120,421		N/A (9)	2.65% - 4.07%	7/2018 - 9/2018	N/A	(8)	137,374	137,374	(10)(11)
Total Repurchase Facilities	2,050,000	819,963		1,350,458					1,219,675	1,219,769
Revolving Credit Facility	241,430	—		241,430	NA	2/11/2019	(12)	N/A (13)	N/A (13)	N/A (13)
Mortgage Loan Financing	770,880	770,880		—	4.25% - 6.75%	2020 - 2028	N/A	(14)	999,313	1,170,938	(15)
CLO Debt	685,416	685,416	(16)	—	2.95% - 5.67%	2021-2034	N/A	(17)	861,209	861,356
Participation Financing - Mortgage Loan Receivable	2,647	2,647		—	17.00%	12/6/2018	N/A	(3)	2,647	2,647
Borrowings from the FHLB	1,933,522	1,270,000		663,522	1.02% - 2.74%	2018 - 2024	N/A	(18)	1,732,392	1,733,058	(19)
Senior Unsecured Notes	1,166,201	1,153,543	(20)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (21)	N/A (21)	N/A (21)
Total Debt Obligations	$6,850,096	$4,702,449		$2,255,410					$4,815,236	$4,987,768

(1)	June 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(9)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(10)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $2.5 million of restricted securities.

(11)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities, available-for-sale but were rather considered a partial retirement of CLO Debt.

(12)	Two additional 12-month periods at Company’s option.

(13)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(14)	Real estate.

(15)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(16)	Presented net of unamortized debt issuance costs of $4.5 million at June 30, 2018.

(17)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(18)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(19)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $9.7 million of restricted securities.

(20)	Presented net of unamortized debt issuance costs of $12.7 million at June 30, 2018.

(21)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$120,493		$479,507	3.23% - 3.98%	10/1/2020	(2)	(3)	$160,031	$159,568
Committed Loan Repurchase Facility	450,000	183,111		266,889	3.63% - 4.48%	5/24/2018	(4)	(3)	333,647	335,076
Committed Loan Repurchase Facility	300,000	63,007		236,993	3.73% - 4.73%	4/10/2018	(5)	(6)	125,379	125,975
Committed Loan Repurchase Facility	200,000	32,042		167,958	4.25% - 4.50%	2/29/2020	(7)	(8)	48,045	48,045
Committed Loan Repurchase Facility	100,000	—		100,000	N/A	6/28/2019	N/A	(3)	—	—
Total Committed Loan Repurchase Facilities	1,650,000	398,653		1,251,347					667,102	668,664
Committed Securities Repurchase Facility	400,000	—		400,000	N/A	9/30/2019	N/A	(9)	—	—
Uncommitted Securities Repurchase Facility	N/A (10)	74,757		N/A (10)	1.65% - 3.31%	1/2018 - 3/2018	N/A	(9)	86,322	86,322	(11)
Total Repurchase Facilities	2,050,000	473,410		1,651,347					753,424	754,986
Revolving Credit Facility	241,430	—		241,430	N/A	2/11/2018	(4)	N/A (12)	N/A (14)	N/A (14)
Mortgage Loan Financing	692,696	692,696		—	4.25% - 6.75%	2018 - 2027	N/A	(13)	911,034	1,066,708	(14)
CLO Debt	688,479	688,479	(15)	—	2.36% - 5.08%	2021-2034	N/A	(16)	880,385	881,576
Participation Financing - Mortgage Loan Receivable	3,107	3,107		—	17.00%	6/6/2018	N/A	(3)	3,107	3,107
Borrowings from the FHLB	2,000,000	1,370,000		630,000	0.87% - 2.74%	2018 - 2024	N/A	(17)	1,777,597	1,783,210	(18)
Senior Unsecured Notes	1,166,201	1,152,134	(19)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (20)	N/A (20)	N/A (20)
Total Debt Obligations	$6,841,913	$4,379,826		$2,522,777					$4,325,547	$4,489,587

(1)	December 31, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $26.7 million of restricted securities.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	Presented net of unamortized debt issuance costs of $6.0 million at December 31, 2017.

(16)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(17)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(18)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $10.1 million of restricted securities.

(19)	Presented net of unamortized debt issuance costs of $14.1 million at December 31, 2017.

(20)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the June 30, 2018 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of June 30, 2018 and December 31, 2017.

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

On May 7, 2018, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to May 6, 2023 and increasing the maximum funding capacity to $300.0 million.

As of June 30, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $820.0 million. As of June 30, 2018, three counterparties, Deutsche Bank, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.6 million, or 5% of our total equity. As of June 30, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 32.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of June 30, 2018 and December 31, 2017, the amount of unamortized costs relating to such facilities are $7.7 million and $7.8 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

During the six months ended June 30, 2018 and 2017, the Company executed eight and 23 term debt agreements, respectively, to finance properties in its real estate portfolio. These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2020 - 2028 as of June 30, 2018. These loans have carrying amounts of $770.9 million and $692.7 million, net of unamortized premiums of $6.1 million and $6.6 million at June 30, 2018 and December 31, 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.2 million and $0.5 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2018, respectively. The Company recorded $0.2 million and $0.5 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2017, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $999.3 million and $911.0 million as of June 30, 2018 and December 31, 2017, respectively.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. As of June 30, 2018 and December 31, 2017, the Company had a total of $685.4 million and $688.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $4.5 million and $6.0 million are included in CLO Debt as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the CLO debt has interest rates of 2.95% to 5.67% (with a weighted average of 3.95%). As of June 30, 2018, collateral for the CLO debt comprised $861.2 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.6 million and $3.1 million outstanding as of June 30, 2018 and December 31, 2017, respectively. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2018, respectively. The Company recorded $0.2 million of interest expense for the three and six months ended June 30, 2017.

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

As of June 30, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $663.5 million of committed term financing available from the FHLB), with terms of overnight to six years (with a weighted average of 2.4 years), interest rates of 1.02% to 2.74% (with a weighted average of 2.07%), and advance rates of 59.3% to 95.2% of the collateral. As of June 30, 2018, collateral for the borrowings was comprised of $787.8 million of CMBS and U.S. Agency Securities and $944.6 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.3 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 27.0% of the Company’s outstanding debt obligations as of June 30, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2018, the Company has a 88.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2018 and December 31, 2017.

Unamortized debt issuance costs of $12.7 million and $14.1 million are included in senior unsecured notes as of June 30, 2018 and December 31, 2017, respectively, in accordance with GAAP.

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

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditional on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $53.5 thousand net loss on extinguishment of debt after recognizing $(22.8) thousand of unamortized debt issuance costs associated with the retired debt.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2020, the 2021 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2022 Notes from time to time without further approval.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole, at any time, or from time to time, prior to their stated maturity. The 2025 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes plus the Applicable Premium (as defined in the indenture governing the 2025 Notes) as of, and accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2018 (last 6 months)	$680,637
2019	1,056,619
2020	506,998
2021	546,801
2022	656,759
Thereafter	1,266,758
Subtotal	$4,714,572
Debt issuance costs included in senior unsecured notes	(12,658)
Debt issuance costs included in CLO debt	(4,526)
Debt issuance costs included in mortgage loan financing	(999)
Premiums included in mortgage loan financing(2)	6,060
Total	4,702,449

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2018 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of June 30, 2018.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. Premium is amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $780.0 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2018.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2018 and December 31, 2017 are as follows ($ in thousands):

June 30, 2018

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$999,461		$1,005,795	$994,297	Internal model, third-party inputs	2.92%	2.85
CMBS interest-only(1)	2,466,340	(2)	74,383	74,546	Internal model, third-party inputs	3.25%	2.87
GNMA interest-only(3)	143,738	(2)	3,651	3,196	Internal model, third-party inputs	7.19%	4.10
Agency securities(1)	696		712	686	Internal model, third-party inputs	1.93%	2.64
GNMA permanent securities(1)	33,196		33,471	33,633	Internal model, third-party inputs	3.77%	5.35
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,788,546		3,764,172	3,766,295	Discounted Cash Flow(4)	7.70%	1.48
Provision for loan losses	N/A		(7,300)	(7,300)	(5)	N/A	N/A
Mortgage loan receivables held for sale	108,340		107,744	110,582	Internal model, third-party inputs(6)	5.24%	9.79
FHLB stock(7)	77,915		77,915	77,915	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	579,800		N/A	660	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	563,870		563,870	563,870	Discounted Cash Flow(9)	3.51%	0.60
Repurchase agreements - long-term	256,093		256,093	256,093	Discounted Cash Flow(10)	2.72%	1.69
Mortgage loan financing	784,366		770,880	752,120	Discounted Cash Flow(10)	5.01%	2.86
CLO debt	685,416		685,416	685,416	Discounted Cash Flow(9)	3.95%	10.24
Participation Financing - Mortgage Loan Receivable	2,647		2,647	2,647	Discounted Cash Flow(11)	17.00%	0.44
Borrowings from the FHLB	1,270,000		1,270,000	1,253,440	Discounted Cash Flow	2.07%	2.43
Senior unsecured notes	1,166,201		1,153,543	1,143,944	Broker quotations, pricing services	5.39%	4.78
Nonhedge derivatives(1)(8)	96,471		N/A	—	Counterparty quotations	N/A	1.85

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2018 and December 31, 2017 ($ in thousands):

June 30, 2018

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$999,461		$—	$—	$994,297	$994,297
CMBS interest-only(1)	2,466,340	(2)	—	—	74,546	74,546
GNMA interest-only(3)	143,738	(2)	—	—	3,196	3,196
Agency securities(1)	696		—	—	686	686
GNMA permanent securities(1)	33,196		—	—	33,633	33,633
Nonhedge derivatives(4)	579,800		—	660	—	660
			$—	$660	$1,106,358	$1,107,018
Liabilities:
Nonhedge derivatives(4)	96,471		$—	$—	$—	$—

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,788,546		$—	$—	$3,766,295	$3,766,295
Provision for loan losses	N/A		—	—	(7,300)	(7,300)
Mortgage loan receivable held for sale	108,340		—	—	110,582	110,582
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$3,947,492	$3,947,492
Liabilities:						0
Repurchase agreements - short-term	563,869		$—	$—	$563,870	$563,870
Repurchase agreements - long-term	256,093		—	—	256,093	256,093
Mortgage loan financing	784,366		—	—	752,120	752,120
CLO debt	685,416		—	—	685,416	685,416
Participation Financing - Mortgage Loan Receivable	2,647		—	—	2,647	2,647
Borrowings from the FHLB	1,270,000		—	—	1,253,440	1,253,440
Senior unsecured notes	1,166,201		—	—	1,143,944	1,143,944
			$—	$—	$4,657,530	$4,657,530

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2018 and 2017 ($ in thousands):

Level 3	2018	2017

Balance at January 1,	$1,106,517	$2,100,947
Transfer from level 2	—	—
Purchases	243,921	151,503
Sales	(161,518)	(669,807)
Paydowns/maturities	(56,707)	(81,747)
Amortization of premium/discount	(12,724)	(36,677)
Unrealized gain/(loss)	(10,789)	5,638
Realized gain/(loss) on sale(1)	(2,342)	12,494
Balance at June 30,	$1,106,358	$1,482,351

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2018

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$994,297		Discounted cash flow	Yield (4)	—%	3.67%	21.29%
				Duration (years)(5)	0.00	3.08	7.97
CMBS interest-only (1)	74,546	(2)	Discounted cash flow	Yield (4)	2.24%	3.88%	6.73%
				Duration (years)(5)	0.14	2.84	4.18
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	3,196	(2)	Discounted cash flow	Yield (4)	—%	12.76%	45.61%
				Duration (years)(5)	0.00	2.77	10.05
				Prepayment speed (CPJ)(5)	5.00	10.02	25.00
Agency securities (1)	686		Discounted cash flow	Yield (4)	—%	2.16%	3.06%
				Duration (years)(5)	0.00	3.01	4.26
GNMA permanent securities (1)	33,633		Discounted cash flow	Yield (4)	3.70%	6.43%	19.00%
				Duration (years)(5)	1.16	8.23	14.08
Total	$1,106,358

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

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2018 and December 31, 2017 ($ in thousands):

June 30, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIB	$96,471	$—	$—	1.85
Futures
5-year Swap	$299,600	$341	$—	0.25
10-year Swap	271,800	310	—	0.25
5-year U.S. Treasury Note	8,400	9	—	0.25
Total futures	579,800	660	—
Total derivatives	$676,271	$660	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	304,300	656	—	0.25
10-year Swap	248,100	133	153	0.25
5-year U.S. Treasury Note	11,400	47	—	0.25
10-year U.S. Treasury Note	—	—	911
Total futures	563,800	836	1,064
Swaps
3 Month LIBOR(2)	50,000	—	1,542	2.68
Credit Derivatives
CDX	34,500	52	—	0.12
Total credit derivatives	34,500	52	—
Total derivatives	$648,300	$888	$2,606

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Caps	$—	$—	$—	$—	$—	$—
Futures	568	6,513	7,081	888	20,885	21,773
Swaps	—	—	—	1,403	(848)	555
Credit Derivatives	—	—	—	49	(337)	(288)
Total	$568	$6,513	$7,081	$2,340	$19,700	$22,040

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$4,182	$(19,805)	$(15,623)	$(1,661)	$(15,762)	$(17,423)
Swaps	(16)	(260)	(276)	285	(539)	(254)
Credit Derivatives	174	(297)	(123)	67	(393)	(326)
Total	$4,340	$(20,362)	$(16,022)	$(1,309)	$(16,694)	$(18,003)

The Company’s counterparties held $5.8 million and $9.6 million of cash margin as collateral for derivatives as of June 30, 2018 and December 31, 2017, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of June 30, 2018 and December 31, 2017, the Company was in compliance with these requirements and not in default on its indebtedness. As of June 30, 2018, there was no cash collateral held by the derivative counterparties for these derivatives. As of December 31, 2017, there was $4.1 million of cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2018 and 2017. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of June 30, 2018
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$660	$—	$660	$—	$—	$660
Total	$660	$—	$660	$—	$—	$660

(1) Included in restricted cash on consolidated balance sheets.

As of June 30, 2018
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$819,963	$—	$819,963	$819,963	$—	$—
Total	$819,963	$—	$819,963	$819,963	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2018 and 2017 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the six months ended June 30, 2018, 4,349,832 Series REIT LP Units and 4,349,832 Series TRS LP Units were collectively exchanged for 4,349,832 shares of Class A common stock and 4,349,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the six months ended June 30, 2017, 13,737,365 Series REIT LP Units and 13,737,365 Series TRS LP Units were collectively exchanged for 13,737,365 shares of Class A common stock; and 13,737,365 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the six months ended June 30, 2018 and 2017, the Company repurchased no shares of Class A common stock. All repurchased shares are recorded in treasury stock at cost. As of June 30, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $15.62 per share on such date.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
May 30, 2018	0.325
Total	$0.640

March 1, 2017	$0.300
June 1, 2017	0.300
Total	$0.600

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2018 and 2017 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(9,506)	(1,598)	(11,104)
Exchange of noncontrolling interest for common stock	(143)	143	—
Rebalancing of ownership percentage between Company and Operating Partnership	6	(6)	—
June 30, 2018	$(9,855)	$(1,345)	$(11,200)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2016	$1,365	$761	$2,126
Other comprehensive income (loss)	3,018	2,163	5,181
Exchange of noncontrolling interest for common stock	1,422	(1,422)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(102)	102	—
June 30, 2017	$5,703	$1,604	$7,307

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2018, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.7 million as of June 30, 2018. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

The Company consolidates 10 ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 25 office buildings, one industrial property and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Basic Net income (loss) available for Class A common shareholders	$38,406	$22,113	$89,281	$35,584
Diluted Net income (loss) available for Class A common shareholders	$38,406	$28,967	$89,281	$49,004
Weighted average shares outstanding
Basic	96,810,266	80,108,431	96,003,151	76,510,201
Diluted	97,165,899	110,055,308	96,276,824	109,693,706

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2018 and 2017 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and six months ended June 30, 2018 and 2017, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and six months ended June 30, 2018 and 2017, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and six months ended June 30, 2018 and 2017, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and six months ended June 30, 2018 and 2017, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended June 30, 2018(1)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018(1)	For the Six Months Ended June 30, 2017

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$38,406	$22,113	$89,281	$35,584
Denominator:
Weighted average number of shares of Class A common stock outstanding	96,810,266	80,108,431	96,003,151	76,510,201
Basic net income (loss) per share of Class A common stock	$0.40	$0.28	$0.93	$0.47

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$38,406	$22,113	$89,281	$35,584
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	8,868	—	14,706
Additional corporate tax (expense) benefit	—	(2,014)	—	(1,286)
Diluted net income (loss) attributable to Class A common shareholders	$38,406	$28,967	$89,281	$49,004
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	96,810,266	80,108,431	96,003,151	76,510,201
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	29,723,350	—	33,013,753
Incremental shares of unvested Class A restricted stock	355,633	223,527	273,673	169,752
Diluted weighted average number of shares of Class A common stock outstanding	97,165,899	110,055,308	96,276,824	109,693,706
Diluted net income (loss) per share of Class A common stock	$0.40	$0.26	$0.93	$0.45

(1)
For the three and six months ended June 30, 2018, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 With Respect to 2014 Performance	$—	$415	$172	$1,037
Annual Incentive Awards Granted in 2016 With Respect to 2015 Performance	325	430	647	1,215
Annual Incentive Awards Granted in 2017 With Respect to 2016 Performance(1)	509	590	1,131	5,786
Other 2017 Restricted Stock Awards(1)	76	56	181	147
Annual Incentive Awards Granted in 2017 With Respect to 2017 Performance(1)	1,087	—	2,202	—
2018 Restricted Stock Awards	93	—	136	—
Other 2018 Restricted Stock Awards(1)	3	—	3	—
Other Employee/Director Awards	12	21	33	581
Total Stock Based Compensation Expense	$2,105	$1,512	$4,505	$8,766

Phantom Equity Investment Plan	$—	$65	$—	$342
Ladder Capital Corp Deferred Compensation Plan	$236	$(431)	$919	$187
Bonus Expense	$7,782	$9,425	$17,562	$12,528

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris.

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

Other 2018 Restricted Stock Awards

On April 24, 2018, a new employee of the Company received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 3,566 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. Compensation expense shall be recognized on a straight-line basis over the requisite service period.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	3,566	$50	26,653	$379	28,936	$425	859,061	$11,995
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	—	—	15,560	216

Amortization to compensation expense
Ladder compensation expense		(2,105)		(1,512)		$(4,505)		$(8,766)
Total amortization to compensation expense		$(2,105)		$(1,512)		$(4,505)		$(8,766)

The table below presents the number of unvested shares and outstanding stock options at June 30, 2018 and changes during 2018 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2017	1,252,365	982,135
Granted	28,936	—
Exercised		—
Vested	(138,216)
Forfeited	(26,061)	—
Expired		—
Nonvested/Outstanding at June 30, 2018	1,117,024	982,135

Exercisable at June 30, 2018		929,701

At June 30, 2018 there was $10.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 23.1 months.

The table below presents the number of unvested shares and outstanding stock options at June 30, 2017 and changes during 2017 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	874,621	—
Exercised		—
Vested	(1,425,490)
Forfeited	(10,000)	—
Expired		—
Nonvested/Outstanding at June 30, 2017	914,996	982,135

Exercisable at June 30, 2017		752,017

As of June 30, 2017 there was $9.2 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 37 months, with a weighted-average remaining vesting period of 24.0 months.

Phantom Equity Investment Plan

LCFH maintained a Phantom Equity Investment Plan, effective on June 30, 2011 (the “Phantom Equity Plan”) in which certain eligible employees of LCFH, LCF and their subsidiaries participate. On July 3, 2014, the Board of Directors froze the Phantom Equity Plan and adopted the 2014 Deferred Compensation Plan, as defined and further described below. The Phantom Equity Plan is an annual deferred compensation plan pursuant to which participants could elect, or in some cases, non-management participants could be required, depending upon the participant’s specific level of compensation, to defer all or a portion of their annual cash performance-based bonuses as elective or mandatory contributions. Generally, if a participant’s total compensation was in excess of a certain threshold, a portion of such participant’s annual bonus, was required to be deferred into the Phantom Equity Plan. Otherwise, amounts could be deferred into the Phantom Equity Plan at the election of the participant, so long as such election was timely made in accordance with the terms and procedures of the Phantom Equity Plan.
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

Ladder Capital Corp Deferred Compensation Plan

On July 3, 2014, the Company adopted a nonqualified deferred compensation plan, which was amended and restated on March 17, 2015 (the “2014 Deferred Compensation Plan”), in which certain eligible employees participate. On February 22, 2018, the Board of Directors froze the 2014 Deferred Compensation Plan. Pursuant to the 2014 Deferred Compensation Plan, participants elected, or in some cases non-management participants were required, to defer all or a portion of their annual cash performance-based bonuses into the 2014 Deferred Compensation Plan. Generally, if a participant’s total compensation was in excess of a certain threshold, a portion of a participant’s performance-based annual bonus was required to be deferred into the 2014 Deferred Compensation Plan. Otherwise, a portion of the participant’s annual bonus could have been deferred into the 2014 Deferred Compensation Plan at the election of the participant, so long as such elections were timely made in accordance with the terms and procedures of the 2014 Deferred Compensation Plan.

In the event that a participant elected to (or was required to) defer a portion of his or her compensation pursuant to the 2014 Deferred Compensation Plan, such amount was not paid to the participant and was instead credited to such participant’s notional account under the 2014 Deferred Compensation Plan. Such amounts were then invested on a phantom basis in Class A common stock of the Company, or the phantom units, and a participant’s account is credited with any dividends or other distributions received by holders of Class A common stock of the Company, which are subject to the same vesting and payment conditions as the applicable contributions. Elective contributions were immediately vested upon contribution. Mandatory contributions are subject to one-third vesting over a three-year period on a straight-line basis following the applicable year in which the related compensation was earned and mandatory contributions for compensation earned in 2015, 2016 and 2017 remain in the 2014 Deferred Compensation Plan, subject to vesting in 2018, 2019 and 2020, respectively.

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

As of June 30, 2018, there are 362,967 phantom units outstanding, of which 238,807 are unvested and 13,722 phantom units which have been withdrawn from the plan, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2017, there were 321,476 phantom units outstanding, of which 182,983 are unvested, resulting in a liability of $3.8 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. On February 8, 2017, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2016 and paid to employees in full on February 21, 2017. During the three and six months ended June 30, 2018, the Company recorded compensation expense of $7.8 million and $17.6 million, respectively, related to 2018 bonuses. During the three and six months ended June 30, 2017, the Company recorded compensation expense of $9.3 million and $12.4 million, respectively, related to 2017 bonuses.

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

There were $0.7 million and $2.6 million. corporate taxes payable (receivable) as of June 30, 2018 and December 31, 2017, respectively. There were $0.5 million NYC UBT taxes payable (receivable) at June 30, 2018 and December 31, 2017. Prepaid corporate taxes as of June 30, 2018 and December 31, 2017 were $13.7 million and $12.4 million, respectively.

As part of the recently enacted Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

As of June 30, 2018 and December 31, 2017, the Company’s net deferred tax assets (liabilities) were $(6.9) million and $(5.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets (liabilities) will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets (liabilities) considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2018 and December 31, 2017, the Company has a deferred tax asset of $0.4 million and $5.8 million, respectively, relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2018, the tax years 2014, 2015, 2016 and 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS and New York State have recently begun routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of June 30, 2018 and December 31, 2017, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of June 30, 2018, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of June 30, 2018 and December 31, 2017, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million and $1.7 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for TRA Members. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of June 30, 2018, members of senior management have $0.9 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2018, respectively, which is included in accrued expenses on the consolidated balance sheets. The Company recorded $0.2 million of interest expense for the three and six months ended June 30, 2017, which is included in accrued expenses on the consolidated balance sheets.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.6 million of rental expense for the three and six months ended June 30, 2018, respectively, which is included in operating expenses in the consolidated statements of income. The Company recorded $0.3 million and $0.6 million, of rental expense for the three and six months ended June 30, 2017, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2018 (last 6 months)	$590
2019	1,180
2020	1,180
2021	1,180
2022	99
Thereafter	—
Total	$4,229

Unfunded Loan Commitments

As of June 30, 2018, the Company’s off-balance sheet arrangements consisted of $243.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2017, the Company’s off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2018
Interest income	$76,485	$8,662	$5	$78	$85,230
Interest expense	(15,488)	(1,085)	(8,732)	(23,112)	(48,417)
Net interest income (expense)	60,997	7,577	(8,727)	(23,034)	36,813
Provision for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	60,697	7,577	(8,727)	(23,034)	36,513

Operating lease income	—	—	24,258	—	24,258
Tenant recoveries	—	—	1,913	—	1,913
Sale of loans, net	6,144	—	—	—	6,144
Realized gain (loss) on securities	—	(1,243)	—	—	(1,243)
Unrealized gain (loss) on Agency interest-only securities	—	110	—	—	110
Realized gain (loss) on sale of real estate, net	—	—	1,628	—	1,628
Fee and other income	3,866	72	1,634	905	6,477
Net result from derivative transactions	3,886	3,195	—	—	7,081
Earnings (loss) from investment in unconsolidated joint ventures	—	—	13	—	13
Total other income (expense)	13,896	2,134	29,446	905	46,381

Salaries and employee benefits	—	—	—	(13,866)	(13,866)
Operating expenses	(86)	—	—	(5,511)	(5,597)
Real estate operating expenses	—	—	(7,836)	—	(7,836)
Fee expense	(615)	(96)	(88)	—	(799)
Depreciation and amortization	—	—	(10,637)	(19)	(10,656)
Total costs and expenses	(701)	(96)	(18,561)	(19,396)	(38,754)

Income tax (expense) benefit	—	—	—	(573)	(573)
Segment profit (loss)	$73,892	$9,615	$2,158	$(42,098)	$43,567

Total assets as of June 30, 2018	$3,864,616	$1,106,358	$1,095,545	$322,895	$6,389,414

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2017
Interest income	$53,878	$12,042	$3	$47	$65,970
Interest expense	(11,123)	(1,869)	(6,373)	(16,296)	(35,661)
Net interest income (expense)	42,755	10,173	(6,370)	(16,249)	30,309
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	42,755	10,173	(6,370)	(16,249)	30,309

Operating lease income	—	—	22,187	—	22,187
Tenant recoveries	—	—	1,159	—	1,159
Sale of loans, net	25,904	—	—	—	25,904
Realized gain (loss) on securities	—	7,132	—	—	7,132
Unrealized gain (loss) on Agency interest-only securities	—	299	—	—	299
Realized gain on sale of real estate, net	(159)	—	2,391	—	2,232
Fee and other income	1,730	—	2,011	833	4,574
Net result from derivative transactions	(10,508)	(5,514)	—	—	(16,022)
Earnings from investment in unconsolidated joint ventures	—	—	10	—	10
Total other income	16,967	1,917	27,758	833	47,475

Salaries and employee benefits	(5,700)	—	—	(8,789)	(14,489)
Operating expenses	69	—	—	(5,898)	(5,829)
Real estate operating expenses	—	—	(8,056)	—	(8,056)
Fee expense	(1,271)	(68)	(282)	—	(1,621)
Depreciation and amortization	—	—	(10,102)	(23)	(10,125)
Total costs and expenses	(6,902)	(68)	(18,440)	(14,710)	(40,120)

Income tax (expense) benefit	—	—	—	(6,606)	(6,606)
Segment profit (loss)	$52,820	$12,022	$2,948	$(36,732)	$31,058

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974	$6,025,615

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2018
Interest income	$146,494	$16,676	$10	$257	$163,437
Interest expense	(29,054)	(1,941)	(16,586)	(45,549)	(93,130)
Net interest income (expense)	117,440	14,735	(16,576)	(45,292)	70,307
Provision for loan losses	(3,300)	—	—	—	(3,300)
Net interest income (expense) after provision for loan losses	114,140	14,735	(16,576)	(45,292)	67,007

Operating lease income	—	—	48,818	—	48,818
Tenant recoveries	—	—	5,492	—	5,492
Sale of loans, net	11,032	—	—	—	11,032
Realized gain (loss) on securities	—	(2,342)	—	—	(2,342)
Unrealized gain (loss) on Agency interest-only securities	—	313	—	—	313
Realized gain (loss) on sale of real estate, net	—	—	32,637	—	32,637
Fee and other income	6,929	72	3,416	2,311	12,728
Net result from derivative transactions	10,774	11,266	—	—	22,040
Earnings from investment in unconsolidated joint ventures	—	—	65	—	65
Gain (loss) on extinguishment of debt	(69)	—	—	—	(69)
Total other income (expense)	28,666	9,309	90,428	2,311	130,714

Salaries and employee benefits	—	—	—	(30,962)	(30,962)
Operating expenses	—	—	—	(11,144)	(11,144)
Real estate operating expenses	—	—	(16,654)		(16,654)
Fee expense	(1,232)	(206)	(203)	—	(1,641)
Depreciation and amortization	—	—	(21,441)	(38)	(21,479)
Total costs and expenses	(1,232)	(206)	(38,298)	(42,144)	(81,880)

Tax (expense) benefit	—	—	—	(4,476)	(4,476)
Segment profit (loss)	$141,574	$23,838	$35,554	$(89,601)	$111,365

Total assets as of June 30, 2018	$3,864,616	$1,106,358	$1,095,545	$322,895	$6,389,414

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2017
Interest income	$98,176	$25,250	$6	$50	$123,482
Interest expense	(17,376)	(3,722)	(12,923)	(33,055)	(67,076)
Net interest income (expense)	80,800	21,528	(12,917)	(33,005)	56,406
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	80,800	21,528	(12,917)	(33,005)	56,406

Operating lease income	—	—	41,816	—	41,816
Tenant recoveries	—	—	2,739	—	2,739
Sale of loans, net	24,905	—	—	—	24,905
Realized gain (loss) on securities	—	12,494	—	—	12,494
Unrealized gain (loss) on Agency interest-only securities	—	457	—	—	457
Realized gain on sale of real estate, net	—	—	4,563	—	4,563
Fee and other income	3,351	—	3,984	1,704	9,039
Net result from derivative transactions	(12,189)	(5,814)	—	—	(18,003)
Earnings from investment in unconsolidated joint ventures	—	—	(63)	—	(63)
Loss on extinguishment of debt	—	—	—	(54)	(54)
Total other income	16,067	7,137	53,039	1,650	77,893

Salaries and employee benefits	(6,700)	—	—	(23,831)	(30,531)
Operating expenses	112	—	—	(11,420)	(11,308)
Real estate operating expenses	—	—	(15,510)		(15,510)
Fee expense	(1,806)	(162)	(346)	—	(2,314)
Depreciation and amortization	—	—	(18,670)	(47)	(18,717)
Total costs and expenses	(8,394)	(162)	(34,526)	(35,298)	(78,380)

Income tax (expense) benefit	—	—	—	(5,231)	(5,231)
Segment profit (loss)	$88,473	$28,503	$5,596	$(71,884)	$50,688

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974	$6,025,615

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $35.3 million and $35.4 million as of June 30, 2018 and December 31, 2017, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $77.9 million as of June 30, 2018 and December 31, 2017, the Company’s deferred tax asset (liability) of $(6.9) million and $(5.7) million as of June 30, 2018 and December 31, 2017, respectively and the Company’s senior unsecured notes of $1.2 billion as of June 30, 2018 and December 31, 2017.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facility

On July 20, 2018, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to July 20, 2021 and decreasing the interest rate spreads thereunder by 25 basis points.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $21.7 billion of commercial real estate loans from our inception through June 30, 2018. During this timeframe, we also acquired $10.0 billion of investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.7 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2018, we originated $15.0 billion of conduit loans, $14.9 billion of which were sold into 55 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2018, we had $6.4 billion in total assets and $1.5 billion of total equity. Our assets included $3.9 billion of loans, $1.1 billion of securities, and $1.1 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of June 30, 2018, we had $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”). In addition, as of June 30, 2018, we had $4.7 billion of debt financing outstanding. This financing was comprised of $1.3 billion of financing from the Federal Home Loan Bank (the “FHLB”), $699.5 million committed secured term repurchase agreement financing, $120.4 million of other securities financing, $770.9 million of third-party, non-recourse mortgage debt and $685.4 million of collateralized loan obligation (“CLO”) debt. There were no borrowings outstanding under our Revolving Credit Facility and $2.6 million of participation financing - mortgage loan receivable. As of June 30, 2018, we had $2.3 billion of committed, undrawn funding capacity available, consisting of $241.4 million of availability under our $241.4 million Revolving Credit Facility, $663.5 million of undrawn committed FHLB financing and $1.4 billion of other undrawn committed financings. As of June 30, 2018, our debt-to-equity ratio was 3.1:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.7:1.0 as of June 30, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2018, our management team and directors held interests in our Company comprising 12.1% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 70 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Committed Loan Repurchase Facility

On July 20, 2018, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the maximum term of the facility to July 20, 2021 and decreasing the interest rate spreads thereunder by 25 basis points.

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

	June 30, 2018		December 31, 2017
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,606,248	56.3%	$3,123,268	51.9%
Other commercial real estate-related loans	157,924	2.5%	159,194	2.6%
Provision for loan losses	(7,300)	(0.1)%	(4,000)	(0.1)%
Total balance sheet loans	3,756,872	58.7%	3,278,462	54.4%
Conduit first mortgage loans	107,744	1.7%	230,180	3.8%
Total loans	3,864,616	60.4%	3,508,642	58.2%
Securities
CMBS investments	1,068,843	16.7%	1,066,570	17.7%
U.S. Agency Securities investments	37,515	0.6%	39,947	0.7%
Total securities	1,106,358	17.3%	1,106,517	18.4%
Real Estate
Real estate and related lease intangibles, net	1,060,243	16.6%	1,032,041	17.1%
Total real estate	1,060,243	16.6%	1,032,041	17.1%
Other Investments
Investments in unconsolidated joint ventures	35,302	0.6%	35,441	0.6%
FHLB stock	77,915	1.2%	77,915	1.3%
Total other investments	113,217	1.8%	113,356	1.9%
Total investments	6,144,434	96.1%	5,760,556	95.6%
Cash, cash equivalents and restricted cash	94,739	1.5%	182,683	3.0%
Other assets	150,241	2.4%	82,376	1.4%
Total assets	$6,389,414	100.0%	$6,025,615	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2018, we held a portfolio of 161 balance sheet first mortgage loans with an aggregate book value of $3.6 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.0% at June 30, 2018.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2018, we held a portfolio of 32 other commercial real estate-related loans with an aggregate book value of $157.9 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.6% at June 30, 2018.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through June 30, 2018, we have originated and funded $15.0 billion of conduit first mortgage loans and securitized $14.9 billion of such mortgage loans in 55 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017 and five securitizations in 2018. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of June 30, 2018, we held 9 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $107.7 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 64.7% at June 30, 2018. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of June 30, 2018 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $76.0 million and all other investment grade securities positions in excess of $51.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of June 30, 2018, the estimated fair value of our portfolio of CMBS investments totaled $1.1 billion in 121 CUSIPs ($8.8 million average investment per CUSIP). As of June 30, 2018, included in the $1.1 billion of CMBS securities are $12.3 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 79.4% AAA/Aaa-rated securities and 20.6% of other investment grade-rated securities, including 16.6% rated AA/Aa, 2.2% rated A/A and 1.7% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2018, our CMBS investments had a weighted average duration of 2.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2018, by property count and market value, respectively, 58.0% and 76.1% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 2.4% and 34.7%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.0% to 12.5% by property count and 0.0% to 19.4% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of June 30, 2018, the estimated fair value of our portfolio of U.S. Agency Securities was $37.5 million in 21 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 5.2 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of June 30, 2018, by market value, 76.5% and 17.8% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of June 30, 2018 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of June 30, 2018, we owned 137 single tenant net leased properties with an aggregate book value of $677.5 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2018, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 14.3 years and a weighted average remaining lease term of 13.8 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of June 30, 2018, we owned 73 diversified commercial real estate properties with an aggregate book value of $370.2 million. Through separate joint ventures, we owned a 40 property student housing portfolio in Isla Vista, CA with a book value of $83.9 million and an occupancy rate of 97.4%, a portfolio of 12 office buildings in Richmond, VA with a book value of $78.9 million with an 90.8% occupancy rate, a portfolio of four single-tenant office buildings in St. Paul, MN with a book value of $48.4 million, an apartment complex in Miami, FL with a book value of $36.2 million and an occupancy rate of 90.2%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $24.6 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.9 million and an 80.7% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.2 million and a 84.2% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.6 million and a 100.0% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $5.3 million. We also own a single-tenant office building in Ewing, NJ with a book value of $28.8 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.4 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.4 million, a shopping center in Carmel, NY with a book value of $6.4 million and a 42.6% occupancy rate, and an office building in Peoria, IL with a book value of $3.1 million and a 50.8% occupancy rate.

Residential Real Estate.  We sold six condominium units at Veer Towers in Las Vegas, NV, during the six months ended June 30, 2018, generating aggregate gains on sale of $2.6 million. As of June 30, 2018, we owned seven residential condominium units at Veer Towers in Las Vegas, NV with a book value of $2.7 million through a joint venture, and we expect to substantially complete the sale of these remaining units in 2018. As of June 30, 2018, there were no condominium units under contract for sale. As of June 30, 2018, none of the remaining condominium units we hold were rented and occupied.

We sold 12 condominium units at Terrazas River Park Village in Miami, FL, during the six months ended June 30, 2018, generating aggregate gains on sale of $0.6 million. As of June 30, 2018, we owned 36 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $9.9 million, and we intend to sell these remaining units in less than 18 months. As of June 30, 2018, three condominium units were under contract for sale with a book value of $0.8 million. As of June 30, 2018, the remaining condominium units we hold were 74.1% rented and occupied. During the six months ended June 30, 2018, the Company recorded $0.4 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of June 30, 2018 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Moscow Mills, MO	04/12/18	$1,237	2018	1/31/33	9,026	$1,301	$—	$1,301	$90	100.0%
Foley, MN	04/12/18	1,176	2018	1/1/33	7,489	1,225	884	341	85	100.0%
Wonder Lake, IL	04/12/18	1,255	2017	7/31/32	9,100	1,315	—	1,315	91	100.0%
Kirbyville, MO	04/02/18	1,156	2018	1/31/33	9,026	1,211	870	341	84	100.0%
Gladwin, MI	04/02/18	1,171	2017	1/31/33	9,026	1,233	884	349	85	100.0%
Rockford, MN	12/08/17	1,195	2017	10/31/32	9,002	1,220	884	336	87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,283	932	351	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,264	915	349	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,233	950	283	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,365	1,020	345	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,326	989	337	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,298	953	345	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,192	907	285	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,263	958	305	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,319	973	346	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	136,529	83,449	53,080	7,296	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,201	871	330	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,160	892	268	84	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,189	873	316	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,320	1,001	319	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,225	912	313	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,393	1,109	284	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,358	1,010	348	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,583	4,926	1,657	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,226	919	307	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,176	909	267	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,274	953	321	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,169	953	216	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,409	1,059	350	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,315	1,020	295	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,127	867	260	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,233	931	302	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,252	1,009	243	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,366	1,024	342	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,324	988	336	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,207	947	260	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,083	888	195	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	983	784	199	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,183	962	221	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,172	925	247	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,309	1,049	260	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,459	1,136	323	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,371	1,129	242	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,308	1,041	267	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,149	947	202	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,372	1,086	286	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,190	837	353	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,131	774	357	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,131	820	311	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,373	7,979	3,394	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,308	898	410	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,123	3,636	1,487	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,492	8,829	3,663	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,205	820	385	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,080	786	294	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,058	741	317	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,301	905	396	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,085	741	344	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,182	933	249	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,301	1,003	298	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,051	824	227	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,108	862	246	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,024	706	318	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,127	769	358	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,202	815	387	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,512	4,701	1,811	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,183	821	362	85	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,161	821	340	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,681	6,525	2,156	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,093	790	303	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,263	867	396	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,186	856	330	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,141	823	318	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	975	697	278	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,324	909	415	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,014	718	296	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	911	630	281	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,087	778	309	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,055	746	309	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,031	732	299	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,140	784	356	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,013	719	294	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,124	804	320	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	860	650	210	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,506	8,912	1,594	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,781	4,572	1,209	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,698	3,715	983	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,849	3,834	1,015	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	25,287	18,646	6,641	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,180	895	285	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	999	769	230	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	940	724	216	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,848	5,679	2,169	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	8,062	6,426	1,636	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,466	2,801	665	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,138	12,835	3,303	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,802	11,707	3,095	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,691	8,353	2,338	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,538	7,800	1,738	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,447	7,587	1,860	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,877	7,118	1,759	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,802	5,105	2,697	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,877	3,070	807	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,550	3,918	632	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,046	2,488	558	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	28,683	22,832	5,851	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	6,959	5,685	1,274	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,799	2,983	816	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,282	3,234	1,048	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	6/30/82	14,820	4,424	3,306	1,118	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/82	14,820	3,974	2,936	1,038	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/83	14,550	5,148	3,867	1,281	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	9/30/82	14,550	4,479	3,437	1,042	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/87	14,820	5,921	4,553	1,368	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/83	14,550	4,863	3,813	1,050	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/81	15,371	4,281	3,061	1,220	300	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Wichita, KS	12/14/12	7,200	2012	10/15/62	73,322	5,847	4,771	1,076	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	7/31/57	103,680	22,906	18,899	4,007	2,212	100.0%
Vineland, NJ	09/21/12	22,507	2003	7/31/57	115,368	17,570	13,878	3,692	1,662	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	7/31/57	116,620	15,608	12,470	3,138	1,493	100.0%
Waldorf, MD	09/21/12	18,803	1999	7/31/57	115,660	15,550	11,595	3,955	1,388	100.0%
Mooresville, NC	09/21/12	17,644	2000	7/31/57	108,528	13,481	10,880	2,601	1,303	100.0%
Sennett, NY	09/21/12	7,476	1996	7/31/57	68,160	5,639	4,715	924	628	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	952	816	136	98	100.0%
Orange City, FL	05/23/12	1,317	2011	3/31/27	9,026	1,012	798	214	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	797	718	79	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	7/31/84	13,650	4,342	3,402	940	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,373	5,310	1,063	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,426	5,165	1,261	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	1/31/83	14,820	5,764	4,586	1,178	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/31/61	85,188	11,913	11,096	817	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/82	14,820	3,311	2,625	686	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	11/30/92	14,691	4,132	3,090	1,042	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	4/30/82	14,752	4,640	3,474	1,166	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/83	13,434	4,501	3,264	1,237	417	100.0%
Elkton, MD	07/27/10	4,872	2008	9/30/82	13,706	3,910	2,925	985	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/83	14,820	3,911	2,901	1,010	362	100.0%
Total Net Leased		730,360			5,135,139	677,481	500,776	176,705	48,950

Diversified
Isla Vista, CA	05/01/18	83,723	2005	7/2/19(5)	117,324	83,931	68,636	15,295	6,396	75.0%	(7)
Lithia Springs, GA	03/08/18	24,466	2005	(6)	617,969	24,622	16,934	7,688	—	70.6%	(7)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,357	6,033	4,324	675	100.0%
Miami, FL	08/31/17	38,145	1987	9/30/18(8)	166,176	36,238	—	36,238	3,409	80.0%	(7)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,149	—	3,149	1,633	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	28,833	21,799	7,034	1,959	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,412	—	6,412	472	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,433	6,651	1,782	1,156	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,572	7,219	1,353	858	97.0%	(7)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,283	4,914	369	560	97.0%	(7)
St. Paul, MN	09/22/14	62,540	1900	10/1/21	760,318	48,366	47,189	1,177	12,878	97.0%	(7)(9)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,901	15,792	109	2,774	77.5%	(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	78,943	74,937	4,006	11,339	77.5%	(7)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,207	—	11,207	4,182	90.0%	(7)
Total Diversified		440,162			3,876,308	370,247	270,104	100,143	48,291
Condominium
Miami, FL	11/21/13	80,000	2010		(10)	9,863	—	9,863	772	100.0%	(11)
Las Vegas, NV	12/20/12	119,000	2006		(12)	2,652	—	2,652	—	98.8%	(7)(13)
Total Condominium		199,000			—	12,515	—	12,515	772
Total		$1,369,522			9,011,447	$1,060,243	$770,880	$289,363	$98,013

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2018. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	40 property student housing portfolio with 73 leaseable units with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(6)	No lease in place.

(7)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(8)	This is an apartment complex with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(9)	Includes real estate acquired for parking purposes on April 21, 2016 with an acquisition price of $0.2 million and a carrying value of $0.4 million as of June 30, 2018.

(10)	36 remaining condominium units. As of June 30, 2018, three condominium units were under contract for sale with a book value of $0.8 million.

(11)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(12)	Seven remaining condominium units. There were no condominium units under contract for sale as of June 30, 2018.

(13)
We own, through a majority-owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. The joint venture intends to sell these units. The residential leases are generally short term in nature and are not included in the table above given the joint venture’s intention to sell the units.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity kicker with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity kicker interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2018, Grace Lake LLC owned an office building campus with a carrying value of $59.3 million, which is net of accumulated depreciation of $24.6 million, that is financed by $67.9 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2018, the book value of our investment in Grace Lake LLC was $4.2 million. During the six months ended June 30, 2018, we received a $1.3 million distribution from our investment in Grace Lake JV, LLC.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of June 30, 2018, 15 residential condominium units were under contract for sale for $38.3 million in sales proceeds. As of June 30, 2018, the Company is holding a 10.0% deposit on each sales contract. Our operating partner entered into a construction loan with The Bank of the Ozarks in the amount of $50.5 million to fund the completion of the project. As of June 30, 2018, draws of $43.7 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of June 30, 2018, the book value of our investment in 24 Second Avenue was $31.1 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of June 30, 2018, the book value of our investment in FHLB Stock was $77.9 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at June 30, 2018, a $241.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of June 30, 2018, there was $599.7 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of June 30, 2018, we had total outstanding balances of $220.3 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of June 30, 2018, we had outstanding balances of $770.9 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.3 billion of borrowings from the FHLB outstanding at June 30, 2018. As of June 30, 2018, we also had a $241.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of June 30, 2018, our debt-to-equity ratio was 3.1:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.7:1.0 as of June 30, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by strong demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. After an extended period of low and stable interest rates in the U.S., recent interest rate increases and concerns regarding the potential for additional future interest rate increases has also contributed to demand for long term fixed rate mortgage financing. More than $1.9 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward. Somewhat offsetting these positive macro market factors is the yield curve's flattening trend which may reflect a market anticipating slower economic growth in the future.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable credit spread environment that was also favorable. The tightening of CMBS credit spreads that generally prevailed during 2017 is seen as reflective of the potential for the healthy and stable conditions to continue to prevail in the commercial real estate lending market in 2018. The U.S. CMBS new issuance market has gotten off to a positive start in 2018, with issuance for the first six months of 2018 totaling $40.5 billion, a 13.4% increase over the same period in 2017. During this six month time frame, CMBS credit spreads initially tightened further but have since re-widened to near the same levels prevailing at the end of 2017.

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Investment overview

Investment activity in the three months ended June 30, 2018 focused on loan, security and real estate activities. We originated and funded $711.9 million in principal value of commercial mortgage loans in the three months ended June 30, 2018. We acquired $108.9 million of new securities, which was offset by $39.2 million of sales and $53.8 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $6.3 million during the three months ended June 30, 2018. We also invested $89.7 million in real estate and received proceeds from the sale of real estate of $3.7 million.

Investment activity in the three months ended June 30, 2017 focused on loan, security and real estate activities. We originated and funded $598.2 million in principal value of commercial mortgage loans in the three months ended June 30, 2017. We acquired $105.8 million of new securities, which was offset by $308.5 million of sales and $7.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $219.6 million during the three months ended June 30, 2017. We also invested $178.1 million in real estate and received proceeds from the sale of real estate of $6.3 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $38.4 million for the three months ended June 30, 2018, compared to $22.1 million for the three months ended June 30, 2017. The most significant drivers of the $16.3 million increase are as follows:

•
an increase in net interest income of $6.5 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2017 and 2018, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total costs and expenses of $1.4 million compared to the prior year, primarily as a result of a $0.8 million decrease in fee expense, a $0.6 million decrease in salaries and employee benefits, a $0.2 million decrease in operating expenses and a $0.3 million decrease in real estate operating expenses, partially offset by a $0.6 million increase in depreciation and amortization;

•
a decrease in income tax expense (benefit) of $6.0 million compared to the prior year, primarily as a result of decreased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments;

•
an increase in net income of $12.5 million, offset by a decrease in net income attributable to noncontrolling interest in operating partnership of $3.6 million due to exchanges of Class B common stock for Class A common stock during the year.

•
a decrease in total other income of $1.1 million, primarily as a result of a decrease of $19.8 million in sale of loans, net and a $8.3 million decrease in realized gain (loss) on securities, partially offset by a $23.1 million increase in net results from derivative transactions, a $2.1 million increase in operating lease income and a $1.9 million increase in fee and other income;

Core earnings, a non-GAAP financial measure, totaled $50.4 million for the three months ended June 30, 2018, compared to $51.2 million for the three months ended June 30, 2017. The significant components of the $0.8 million decrease in core earnings are a decrease in profits on sales of loans, net of $23.5 million and a decrease of $8.4 million in gain (loss) on securities, partially offset by an increase in net results from derivative transactions of $18.8 million, an increase in net interest income of $6.2 million, a $2.1 million increase in operating lease income and a decrease of total costs and expenses of $1.8 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $85.2 million for the three months ended June 30, 2018, compared to $66.0 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.9 billion. For the three months ended June 30, 2017, securities investments averaged $1.6 billion and loan investments averaged $3.0 billion. There was a $0.9 billion increase in loan investments, partially offset by a $521.8 million decrease in securities investments, resulting in higher interest income due to both higher combined investment balance and investment mix composition with higher yields on loans versus yields on securities investments.

Interest expense totaled $48.4 million for the three months ended June 30, 2018, compared to $35.7 million for the three months ended June 30, 2017. The $12.7 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2017 and 2018, a decreased reliance on FHLB financing and securities repurchase financing, and an increase in higher cost CLO debt and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2018 and 2017 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $4.8 million from $4.5 million for the three months ended June 30, 2017 to $9.3 million for the three months ended June 30, 2018, primarily as a result of our increase in average outstanding mortgage loan financing of $732.8 million for the three months ended June 30, 2018 compared to $601.9 million for the three months ended June 30, 2017 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $36.5 million for the three months ended June 30, 2018, compared to $30.3 million for the three months ended June 30, 2017. The $6.2 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income and increase in interest expense discussed above, partially offset by the increase in our provision for loan losses discussed below.

Cost of funds, a non-GAAP financial measure, totaled $50.0 million for the three months ended June 30, 2018, compared to $41.1 million for the three months ended June 30, 2017. The $8.9 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of June 30, 2018, the weighted average yield on our mortgage loan receivables was 7.6%, compared to 6.8% as of June 30, 2017 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of June 30, 2018, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.6%, compared to 2.8% as of June 30, 2017. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2017 to June 30, 2018 was primarily due to higher prevailing market borrowing rates. As of June 30, 2018, we had outstanding borrowings secured by our mortgage loan receivables equal to 48.9% of the carrying value of our mortgage loan receivables, compared to 45.3% as of June 30, 2017.

As of June 30, 2018, the weighted average yield on our real estate securities was 3.0%, compared to 2.9% as of June 30, 2017. As of June 30, 2018, the weighted average interest rate on borrowings against our real estate securities was 2.2%, compared to 1.6% as of June 30, 2017. The increase in the rate on borrowings against our real estate securities from June 30, 2017 to June 30, 2018 was primarily due to higher prevailing market borrowing rates. As of June 30, 2018, we had outstanding borrowings secured by our real estate securities equal to 80.2% of the carrying value of our real estate securities, compared to 80.9% as of June 30, 2017.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2018, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 4.9% as of June 30, 2017. As of June 30, 2018, we had outstanding borrowings secured by our real estate equal to 72.7% of the carrying value of our real estate, compared to 66.3% as of June 30, 2017.

Provision for loan losses

We had a $0.3 million provision for loan loss expense for the three months ended June 30, 2018 and no provision for loan loss expense for the three months ended June 30, 2017. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. As a result, we determined that an increase in our provision expense for loan losses of $0.3 million was required for the three months ended June 30, 2018.

Operating lease income and tenant recoveries

Operating lease income totaled $24.3 million for the three months ended June 30, 2018, compared to $22.2 million for the three months ended June 30, 2017. The increase of $2.1 million was attributable to acquisitions, which increased real estate assets to $1.1 billion at June 30, 2018 versus $1.0 billion at June 30, 2017, as well as a full period of operations of properties acquired in 2017.

Tenant recoveries totaled $1.9 million for the three months ended June 30, 2018, compared to $1.2 million for the three months ended June 30, 2017. The increase of $0.7 million primarily reflects additional recoveries on properties acquired in 2018 and a full period of recoveries on properties acquired in 2017.

Sales of loans, net

We recorded $6.1 million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended June 30, 2018, compared to $25.9 million for the three months ended June 30, 2017, a decrease of $19.8 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. In the three months ended June 30, 2018, we participated in three securitization transactions, transferring 39 loans with an aggregate outstanding principal balance of $400.8 million. In the three months ended June 30, 2017, we executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf, selling 57 loans with an aggregate outstanding principal balance of $625.7 million. In addition, in the three months ended June 30, 2017, we recorded $1.0 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $8.5 million income (loss) from sales of securitized loans, net of hedging for the three months ended June 30, 2018, compared to $17.0 million income from sales of securitized loans, net of hedging for the three months ended June 30, 2017. The $8.5 million decrease was due to a decrease in the aggregate outstanding principal balance of loans sold, period over period, as well as increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(1.2) million for the three months ended June 30, 2018, compared to $7.1 million for the three months ended June 30, 2017, a $8.3 million decrease. For the three months ended June 30, 2018, we sold $39.2 million of securities, comprised of $38.6 million of CMBS and $0.6 million of U.S. Agency Securities. For the three months ended June 30, 2017, we sold $308.5 million of securities, comprised of $308.5 million of CMBS and no U.S. Agency Securities. The decrease reflects lower margin on sale of securities in 2018 as compared to 2017 and due to the increase in interest rates throughout 2017 and 2018.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.1 million for the three months ended June 30, 2018, compared to a gain of $0.3 million for the three months ended June 30, 2017. The negative change of $0.2 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2017 and 2018, partially offset by sales and amortization of the portfolio. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the three months ended June 30, 2018, income from sales of real estate, net totaled $1.6 million compared to $2.2 million for the three months ended June 30, 2017. The decrease of $0.6 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended June 30, 2018 and 2017, we sold no single-tenant net leased properties and no diversified commercial real estate properties.

During the three months ended June 30, 2018, income from sales of residential condominiums totaled $1.7 million. We sold four residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.5 million, and four residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million. During the three months ended June 30, 2017, income from sales of residential condominiums totaled $2.2 million. We sold nine residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.7 million, and 10 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.5 million.

Fee and other income

Fee and other income totaled $6.5 million for the three months ended June 30, 2018, compared to $4.6 million for the three months ended June 30, 2017. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $1.9 million increase in fee and other income year-over-year was primarily due to an increase in exit fees, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $7.1 million for the three months ended June 30, 2018, which was comprised of an unrealized gain of $0.6 million and a realized gain of $6.5 million, compared to a loss of $16.0 million which was comprised of an unrealized gain of $4.3 million and a realized loss of $20.3 million, for the three months ended June 30, 2017, a positive change of $23.1 million. The derivative positions that generated these results were a combination of futures, interest rate swaps, and credit derivatives that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2018 was primarily related to the movement in interest rates during the three months ended June 30, 2018. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $13,051 for the three months ended June 30, 2018, compared to $10,416 for the three months ended June 30, 2017. Earnings from our investment in Grace Lake JV totaled $0.3 million for the three months ended June 30, 2018 and 2017. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.3) million for the three months ended June 30, 2018 and 2017. The loss is due to a negative return related to upfront sales costs on the investment. As of June 30, 2018, 15 residential condominium units were under contract for sale for $38.3 million in sales proceeds. We expect to start closing on the existing sales contracts during the quarter ended December 31, 2018.

Salaries and employee benefits

Salaries and employee benefits totaled $13.9 million for the three months ended June 30, 2018, compared to $14.5 million for the three months ended June 30, 2017. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $0.6 million in compensation expense was primarily attributable to a decrease in bonus expense, partially offset by an increase in equity based compensation expense.

Operating expenses

Operating expenses totaled $5.6 million for the three months ended June 30, 2018, compared to $5.8 million for the three months ended June 30, 2017. Operating expenses are primarily comprised of professional fees, lease expense, and technology expenses. The decrease of $0.2 million was primarily related to a decrease in administrative expenses and insurance expense, partially offset by an increase in occupancy costs.

Real estate operating expenses

Real estate operating expenses totaled $7.8 million for the three months ended June 30, 2018, compared to $8.1 million for the three months ended June 30, 2017. The decrease of $0.3 million in real estate operating expenses primarily relates to the smaller inventory of condominium properties.

Fee expense

Fee expense totaled $0.8 million for the three months ended June 30, 2018, compared to $1.6 million for the three months ended June 30, 2017. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.8 million in fee expense was primarily attributable to a decrease in financing fees due to reduced cost of capital, partially offset by an increase in servicing fees related to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at June 30, 2018, as compared to June 30, 2017.

Depreciation and amortization

Depreciation and amortization totaled $10.7 million for the three months ended June 30, 2018, compared to $10.1 million for the three months ended June 30, 2017. The $0.6 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate assets to $1.1 billion at June 30, 2018 versus $1.0 billion at June 30, 2017, as well as a full period of depreciation and amortization related to properties acquired in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax expense (benefit) totaled $0.6 million for the three months ended June 30, 2018, compared to $6.6 million for the three months ended June 30, 2017. The decrease of $6.0 million is primarily attributable to the decreased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments.

Results of Operations

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Investment overview

Investment activity in the six months ended June 30, 2018 focused on loan, security and real estate activities. We originated and funded $1.7 billion in principal value of commercial mortgage loans, which was offset by $842.7 million of sales and $497.4 million of principal repayments in the six months ended June 30, 2018. We acquired $243.9 million of new securities, which was offset by $161.5 million of sales and $56.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $0.2 million during the six months ended June 30, 2018. We also invested $114.2 million in real estate and received proceeds from the sale of real estate of $101.2 million.

Investment activity in the six months ended June 30, 2017 focused on loan, security and real estate activities. We originated and funded $1.1 billion in principal value of commercial mortgage loans, which was offset by $563.9 million of sales and $156.5 million of principal repayments in the six months ended June 30, 2017. We acquired $151.5 million of new securities, which was offset by $669.8 million of sales and $81.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $618.6 million during the six months ended June 30, 2017. We also invested $182.0 million in real estate and received proceeds from the sale of real estate of $12.6 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $89.3 million for the six months ended June 30, 2018, compared to $35.6 million for the six months ended June 30, 2017. The most significant drivers of the $53.7 million increase are as follows:

•
an increase in total other income (loss) of $52.8 million, primarily as a result of a $40.0 million increase in net results from derivative transactions, a $28.0 million increase in profits on sale of real estate and a $7.0 million increase in operating lease income, partially offset by a decrease of $14.8 million in realized gains on securities and a decrease of $13.9 million in sales of loans, net;

•
an increase in net interest income of $13.9 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2017 and 2018, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in total costs and expenses of $3.5 million compared to the prior year, primarily as a result of a $0.5 million increase in salaries and employee benefits and a $1.2 million increase in real estate operating expenses;

•
a decrease in income tax expense (benefit) of $0.7 million compared to the prior year, primarily as a result of decreased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments.

Core earnings, a non-GAAP financial measure, totaled $114.2 million for the six months ended June 30, 2018, compared to $82.7 million for the six months ended June 30, 2017. The significant components of the $31.5 million increase in core earnings are an increase in total other income (loss) of $38.6 million, primarily as a result of an increase of $29.5 million in net results from derivative transactions, an increase of $28.1 million in sale of real estate, net and an increase of $7.0 million in operating lease income, partially offset by a decrease of $17.7 million in sale of loans, net, and a decrease of $14.8 million in gain (loss) on securities and an increase in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $163.4 million for the six months ended June 30, 2018, compared to $123.5 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.8 billion. For the six months ended June 30, 2017, securities investments averaged $1.7 billion and loan investments averaged $2.7 billion. There was a $1.1 billion increase in loan investments, offset by a $641.3 million decrease in securities investments, resulting in higher interest income due to both higher combined investment balance and investment mix composition with higher yields on loans verses yields on securities investments.

Interest expense totaled $93.1 million for the six months ended June 30, 2018, compared to $67.1 million for the six months ended June 30, 2017. The $26.0 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2017 and 2018, a decreased reliance on FHLB financing and securities repurchase financing, and an increase in higher cost CLO debt and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2017 and 2018 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $8.5 million from $9.2 million for the six months ended June 30, 2017 to $17.7 million for the six months ended June 30, 2018, primarily as a result of our increase in average outstanding mortgage loan financing of $712.3 million for the six months ended June 30, 2018 compared to $595.8 million for the six months ended June 30, 2017.

Net interest income after provision for loan losses totaled $67.0 million for the six months ended June 30, 2018, compared to $56.4 million for the six months ended June 30, 2017. The $10.6 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $97.6 million for the six months ended June 30, 2018, compared to $76.2 million for the six months ended June 30, 2017. The $21.4 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of June 30, 2018, the weighted average yield on our mortgage loan receivables was 7.6%, compared to 6.8% as of June 30, 2017 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of June 30, 2018, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.6%, compared to 2.8% as of June 30, 2017. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2017 to June 30, 2018 was primarily due to higher prevailing market borrowing rates as of June 30, 2018 compared to June 30, 2017. As of June 30, 2018, we had outstanding borrowings secured by our mortgage loan receivables equal to 48.9% of the carrying value of our mortgage loan receivables, compared to 45.3% as of June 30, 2017.

As of June 30, 2018, the weighted average yield on our real estate securities was 3.0%, compared to 2.9% as of June 30, 2017. As of June 30, 2018, the weighted average interest rate on borrowings against our real estate securities was 2.2%, compared to 1.6% as of June 30, 2017. The increase in the rate on borrowings against our real estate securities from June 30, 2017 to June 30, 2018 was primarily due to higher prevailing market borrowing rates as of June 30, 2018 versus June 30, 2017. As of June 30, 2018, we had outstanding borrowings secured by our real estate securities equal to 80.2% of the carrying value of our real estate securities, compared to 80.9% as of June 30, 2017.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2018, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 4.9% as of June 30, 2017. As of June 30, 2018, we had outstanding borrowings secured by our real estate equal to 72.7% of the carrying value of our real estate, compared to 66.3% as of June 30, 2017.

Provision for loan losses

We had $3.3 million provision for loan loss expense for the six months ended June 30, 2018 compared to a no provision for loan losses for the six months ended June 30, 2017. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. We determined that an increase in our provision expense for loan losses of $3.3 million was required for the six months ended June 30, 2018. This provision consisted of a reserve of $0.6 million based on a targeted percentage level which we seek to maintain over the life of the portfolio and a reserve of $2.7 million relating to two of the Company’s loans, discussed below.

As of June 30, 2018, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. At the time of the initial loan funding in July 2015, the borrowers faced an uncertain situation as the parent company of the sole tenant of the underlying retail property had just filed for bankruptcy protection. The tenant subsequently vacated the property and the original lease was terminated by the tenant as part of the bankruptcy proceedings. In response to a default by the borrowers, the loans were accelerated in March 2016. Subsequently, in August 2016, the borrowers filed for bankruptcy protection, which imposed an automatic stay upon the lenders’ ability to, among other things, collect payments due under the loans. In September 2017, the bankruptcy court approved a replacement lease with a new tenant as proposed by the mortgage borrower for the property. The new tenant commenced paying rent in September 2017, retroactive to August 2017 as ordered by the bankruptcy court.

The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for collectability, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties is most significantly affected by the contractual lease payments and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of this, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company utilized direct capitalization rates of 4.35% to 4.65% at December 31, 2017.

During the three months ended March 31, 2018, based on the status of the on-going bankruptcy proceedings, rising interest rates and the retail tenant’s creditworthiness, the Company utilized direct capitalization rates of 4.70% to 5.00% which resulted in a decline in the estimated value of the collateral. Accordingly, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property.

During the three months ended June 30, 2018, the Company believed no additional loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company has continued to utilize direct capitalization rates of 4.70% to 5.00% as of June 30, 2018 based on the status of the on-going bankruptcy proceedings, interest rates and the retail tenant’s creditworthiness. The Company continues to pursue all of its legal remedies on these loans.

Operating lease income and tenant recoveries

Operating lease income totaled $48.8 million for the six months ended June 30, 2018, compared to $41.8 million for the six months ended June 30, 2017. The increase of $7.0 million was primarily attributable to acquisitions, which increased real estate assets to $1.1 billion at June 30, 2018 versus $1.0 billion at June 30, 2017, as well as a full period of operations of properties acquired in 2017.

Tenant recoveries totaled $5.5 million for the six months ended June 30, 2018, compared to $2.7 million for the six months ended June 30, 2017. The increase of $2.8 million primarily reflects additional recoveries on properties acquired in 2018 and a full period of recoveries on properties acquired in 2017, partially offset by the decrease in recoveries on an existing office property due to a lease expiration.

Sale of loans, net

Income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $11.0 million for the six months ended June 30, 2018, compared to $24.9 million for the six months ended June 30, 2017, a decrease of $13.9 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2018, we participated in five separate securitization transactions, selling/transferring 67 loans with an aggregate outstanding principal balance of $837.3 million. During the six months ended June 30, 2017, we executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf, selling 57 loans with an aggregate outstanding principal balance of $625.7 million. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $20.4 million income (loss) from sales of securitized loans, net of hedging for the six months ended June 30, 2018 compared to $17.0 million for the six months ended June 30, 2017. The $3.4 million increase was due to an increase in the aggregate outstanding principal balance of loans sold, period over period, partially offset by increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(2.3) million for the six months ended June 30, 2018, compared to $12.5 million for the six months ended June 30, 2017, a decrease of $14.8 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(1.6) million for the six months ended June 30, 2018, compared to $(1.0) million for the six months ended June 30, 2017, an increase of $(0.6) million. For the six months ended June 30, 2018, we sold $161.5 million of CMBS securities, comprised of $161.0 million of CMBS and $0.5 million of U.S. Agency Securities. For the six months ended June 30, 2017, we sold $669.8 million of CMBS securities, comprised of $669.8 million of CMBS and no U.S. Agency Securities. The decrease in sales of securities reflects lower transaction volume in 2018 as compared to 2017.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.3 million for the six months ended June 30, 2018, compared to a gain of $0.5 million for the six months ended June 30, 2017. The negative change of $0.2 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2017 and 2018, partially offset by sales and amortization of the portfolio during the six months ended June 30, 2018. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the six months ended June 30, 2018, realized gain on sale of real estate, net totaled $32.6 million, compared to $4.6 million for the six months ended June 30, 2017. The increase of $28.0 million was a result of the commercial real estate and residential condominium sales discussed below.

During the six months ended June 30, 2018 and 2017, there were no sales of single-tenant net lease properties.

During the six months ended June 30, 2018, we sold two diversified commercial real estate properties, resulting in a net gain on sale of $29.4 million. During the six months ended June 30, 2017, we sold no diversified commercial real estate properties.

During the six months ended June 30, 2018, income from sales of residential condominiums totaled $3.2 million. We sold six residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $2.6 million, and 12 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.6 million. We expect to substantially complete the sale of the remaining Veer units in 2018 and the remaining Terrazas units in less than 18 months which would result in reduced profit on condominium sales in future periods. During the six months ended June 30, 2017, income from sales of residential condominiums totaled $4.6 million. We sold 21 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.6 million, and 16 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.0 million.

Fee and other income

Fee and other income totaled $12.7 million for the six months ended June 30, 2018, compared to $9.0 million for the six months ended June 30, 2017. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees and dividend income on our investment in FHLB stock. The $3.7 million increase in fee and other income year-over-year was primarily due to an increase in exit fees, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $22.0 million for the six months ended June 30, 2018, which was comprised of an unrealized gain of $2.3 million and a realized gain of $19.7 million, compared to a loss of $18.0 million which was comprised of an unrealized loss of $1.3 million and a realized loss of $16.7 million, for the six months ended June 30, 2017, a positive change of $40.0 million. The derivative positions that generated these results were a combination of interest rate swaps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2018 was primarily related to movement in interest rates during the six months ended June 30, 2018. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.1 million and $(0.1) million for the six months ended June 30, 2018 and 2017, respectively. Earnings from our investment in Grace Lake LLC totaled $0.5 million for the six months ended June 30, 2018 and 2017. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.5) million and $(0.6) million for the six months ended June 30, 2018 and 2017, respectively. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.5 million and $0.6 million in construction costs and pre-completion sales and marketing costs during the construction period for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, 15 residential condominium units were under contract for sale for $38.3 million in sales proceeds. We expect to start closing on the existing sales contracts during the quarter ended December 31, 2018.

Gain (loss) on extinguishment of debt

Gain (loss) on extinguishment of debt totaled $(0.1) million for the six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018, the Company retired $5.9 million of principal of the CLO Debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $69.3 thousand of unamortized debt issuance costs associated with the retired debt. During the six months ended June 30, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $53.5 thousand net loss on extinguishment of debt after recognizing $(22.8) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $31.0 million for the six months ended June 30, 2018, compared to $30.5 million for the six months ended June 30, 2017. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $0.5 million in compensation expense was attributable to the increase in bonus expense partially offset by a decrease in equity based compensation expense in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Operating expenses

Operating expenses totaled $11.1 million for the six months ended June 30, 2018, compared to $11.3 million for the six months ended June 30, 2017. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The decrease of $0.2 million was primarily related to a decrease in administrative expenses and insurance expense, partially offset by an increase in occupancy costs.

Real estate operating expenses

Real estate operating expenses totaled $16.7 million for the six months ended June 30, 2018, compared to $15.5 million for the six months ended June 30, 2017. The increase of $1.2 million in real estate operating expense was in part due to the increase in real estate in 2017 and 2018, partially offset by a decrease in operating expenses for the condominiums.

Fee expense

Fee expense totaled $1.6 million for the six months ended June 30, 2018, compared to $2.3 million for the six months ended June 30, 2017. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.7 million in fee expense was primarily attributable to a decrease in financing fees due to reduced cost of capital, partially offset by an increase in servicing fees related to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at June 30, 2018, as compared to June 30, 2017.

Depreciation and amortization

Depreciation and amortization totaled $21.5 million for the six months ended June 30, 2018, compared to $18.7 million for the six months ended June 30, 2017. The $2.8 million increase in depreciation and amortization is primarily attributable to acquisitions, which increased real estate assets to $1.1 billion at June 30, 2018 versus $1.0 billion at June 30, 2017, as well as a full period of depreciation and amortization related to properties acquired in 2017, partially offset by an out-of-period adjustment recorded in the first quarter of 2017, reducing depreciation expense by $0.8 million, relating to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $4.5 million for the six months ended June 30, 2018, compared to $5.2 million for the six months ended June 30, 2017. The decrease of $0.7 million is primarily attributable to decreased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments.

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

As of June 30, 2018, we had unrestricted cash and cash equivalents of $51.9 million, unencumbered loans of $1.1 billion, unencumbered securities of $21.8 million, unencumbered real estate of $72.1 million and $263.5 million of other assets not secured by any portion of secured indebtedness.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.3 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $4.4 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at June 30, 2018.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $51.9 million and $76.7 million at June 30, 2018 and December 31, 2017, respectively. We held restricted cash of $42.8 million and $106.0 million at June 30, 2018 and December 31, 2017, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $94.7 million and $182.7 million at June 30, 2018 and December 31, 2017, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $173.6 million and $(23.3) million during the six months ended June 30, 2018 and 2017, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $196.9 million increase in cash generated from operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2018 and December 31, 2017 are set forth in the table below ($ in thousands):

	June 30, 2018	December 31, 2017

Committed loan repurchase facilities	$599,653	$398,653
Committed securities repurchase facility	99,889	—
Uncommitted securities repurchase facilities	120,421	74,757
Total repurchase facilities	819,963	473,410
Revolving credit facility	—	—
Mortgage loan financing(1)	770,880	692,696
CLO debt(2)	685,416	688,479
Participation financing - mortgage loan receivable	2,647	3,107
Borrowings from the FHLB	1,270,000	1,370,000
Senior unsecured notes(3)	1,153,543	1,152,134
Total debt obligations	$4,702,449	$4,379,826

(1)	Presented net of unamortized debt issuance costs of $1.0 million as of June 30, 2018.

(2)	Presented net of unamortized debt issuance costs of $4.5 million and $6.0 million as of June 30, 2018 and December 31, 2017, respectively.

(3)	Presented net of unamortized debt issuance costs of $12.7 million and $14.1 million at June 30, 2018 and December 31, 2017, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $780.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of June 30, 2018 and December 31, 2017. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of June 30, 2018, the Company had $599.7 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. As of December 31, 2017, the Company had $398.7 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2018 and December 31, 2017.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2018, the Company had $99.9 million borrowings outstanding, with an additional $300.1 million of committed financing available. As of December 31, 2017, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

June 30, 2015	1,178,130	1,308,066	1,492,066	1,056,380	1,216,316	1,370,316	121,750	91,750	121,750
September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334	—	—	—
December 31, 2017	473,410	739,721	892,081	473,410	739,721	892,081	—	—	—
March 31, 2018	754,377	721,139	773,383	754,377	721,139	773,383	—	—	—
June 30, 2018	819,963	787,568	819,962	819,963	787,568	819,962	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of June 30, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $820.0 million. As of June 30, 2018, three counterparties, Deutsche Bank, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $75.6 million, or 5% of our total equity. As of June 30, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 32.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2018, we executed eight term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2020 - 2028 and totaling $770.9 million and $692.7 million at June 30, 2018 and December 31, 2017, respectively. These long-term non-recourse mortgages include net unamortized premiums of $6.1 million and $6.6 million at June 30, 2018 and December 31, 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.5 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2018 and 2017. The loans are collateralized by real estate and related lease intangibles, net, of $999.3 million and $911.0 million as of June 30, 2018 and December 31, 2017, respectively.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. The Company had a total of $685.4 million and $688.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs of $4.5 million and $6.0 million are included in CLO Debt as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the CLO debt has interest rates of 2.95% to 5.67% (with a weighted average of 3.95%). As of June 30, 2018, collateral for the CLO debt comprised $861.2 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.6 million and $3.1 million outstanding as of June 30, 2018 and December 31, 2017, respectively. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2018, respectively. The Company recorded $0.2 million of interest expense for the three and six months ended June 30, 2017.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of June 30, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $663.5 million of committed term financing available from the FHLB), with terms of overnight to six years, interest rates of 1.02% to 2.74%, and advance rates of 59.3% to 95.2% of the collateral. As of June 30, 2018, collateral for the borrowings was comprised of $787.8 million of CMBS and U.S. Agency Securities and $944.6 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the three months ended June 30, 2018. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of June 30, 2018, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 27.0% of the Company’s outstanding debt obligations as of June 30, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.3 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2018, the Company has a 88.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $12.7 million and $14.1 million are included in senior unsecured notes as of June 30, 2018 and December 31, 2017, respectively.

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

On March 1, 2017, the Company delivered a notice of conditional full redemption to holders of the 2017 Notes, pursuant to which the Company redeemed all outstanding 2017 Notes at 100% of the principal amount thereof (plus any accrued and unpaid interest to the redemption date) as of April 1, 2017. The redemption was conditioned on the completion by the Company of a senior notes offering with gross proceeds of not less than $500 million. The Company’s offering of the 2022 Notes, described below, satisfied this condition. On April 3, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $53.5 thousand net loss on extinguishment of debt after recognizing $(22.8) thousand of unamortized debt issuance costs associated with the retired debt.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2020, the 2021 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2022 Notes from time to time without further approval.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole, at any time, or from time to time, prior to their stated maturity. The 2025 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes plus the Applicable Premium (as defined in the indenture governing the 2025 Notes) as of, and accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.7% in the aggregate of its outstanding Class A common stock, based on the closing price of $15.62 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2018 and 2017 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of June 30, 2018		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of June 30, 2017		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
May 30, 2018	0.325
Total	$0.640

March 1, 2017	$0.300
June 1, 2017	0.300
Total	$0.600

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $431.3 million for the six months ended June 30, 2018 and $176.8 million for the six months ended June 30, 2017. Repayment of real estate securities provided net cash of $56.7 million for the six months ended June 30, 2018 and $81.7 million for the six months ended June 30, 2017.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $843.2 million of proceeds from sales of mortgage loans for the six months ended June 30, 2018 and $512.1 million sales of mortgage loans for the six months ended June 30, 2017.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $161.5 million for the six months ended June 30, 2018 and $669.8 million for the six months ended June 30, 2017.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $90.8 million for the six months ended June 30, 2018 and $12.6 million for the six months ended June 30, 2017.

Proceeds from the issuance of equity

For the six months ended June 30, 2018 and 2017, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of June 30, 2018 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,168,277	(1)	$1,237,859	$310,306	$831,929	$3,548,371
Senior unsecured notes	—		—	766,201	400,000	1,166,201
Interest payable(2)	136,528		208,639	78,596	52,856	476,619
Other funding obligations(3)	243,375		—	—	—	243,375
Payments pursuant to tax receivable agreement	105		209	209	1,047	1,570
Operating lease obligations	590		2,360	1,279	—	4,229
Total	$1,548,875		$1,449,067	$1,156,591	$1,285,832	$5,440,365

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2018 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2018.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of June 30, 2018, our off-balance sheet arrangements consisted of $243.4 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2017, our off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2017.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Item 1—“Financial Statements—Note 2.”

Reconciliation of Non-GAAP Financial Measures

Core Earnings

We present core earnings, which is a non-GAAP financial measure, as a supplemental measure of our performance. We believe core earnings assists investors in comparing our performance across reporting periods on a more relevant and consistent basis by excluding certain non-cash expenses and unrecognized results as well as eliminating timing differences related to securitization gains and changes in the values of assets and derivatives. In addition, we use core earnings: (i) to evaluate our earnings from operations and (ii) because management believes that it may be a useful performance measure for us. Core earnings is also used as a factor in determining the annual incentive compensation of our senior managers and other employees.

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

We define core earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in Agency interest-only securities and passive interest in unconsolidated joint ventures; (iv) economic gains on securitization transactions not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) non-cash stock-based compensation; and (vi) certain one-time transactional items. As more fully described in Notes 2, 4 and 20, in the fourth quarter of 2017, the Company changed its method of accounting for transfers of financial assets subject to certain transfer restrictions on the Third Party Purchasers of risk retention securities in securitizations imposed by the Dodd-Frank Act. Because such transactions are now treated as sales for purposes of net income, the Company no longer makes an adjustment to net income for purposes of core earnings. The Company reflected this change in accounting principle retrospectively to prior interim periods within 2017.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Income (loss) before taxes	$44,140	$37,664	$115,841	$55,919
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	126	(85)	(8,305)	(414)
Our share of real estate depreciation, amortization and gain adjustments (2)	8,777	9,503	14,835	17,298
Adjustments for unrecognized derivative results (3)	(4,596)	(258)	(12,706)	(2,191)
Unrealized (gain) loss on Agency IO securities	(110)	(299)	(313)	(457)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(246)	3,518	(538)	3,292
Non-cash stock-based compensation	2,341	1,146	5,424	9,295
Core earnings	$50,432	$51,189	$114,238	$82,742

(1)
Includes $7 thousand and $8 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended June 30, 2018 and 2017, respectively. Includes $16 thousand and $15 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the six months ended June 30, 2018 and 2017, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

	Total GAAP depreciation and amortization	$10,656	$10,125	$21,479	$18,717
	Less: Depreciation and amortization related to non-rental property fixed assets	(19)	(23)	(37)	(47)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(1,012)	(122)	(1,371)	(496)
	Our share of real estate depreciation and amortization	9,625	9,980	20,071	18,174

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(292)	(480)	(5,486)	(882)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	2	3	1,190	6
	Our share of accumulated depreciation and amortization on real estate sold	(290)	(477)	(4,296)	(876)

	Less: Operating lease income on above/below market lease intangible amortization	(558)	—	(940)	—

	Our share of real estate depreciation, amortization and gain adjustments	$8,777	$9,503	$14,835	$17,298

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

	GAAP realized gain on sale of real estate, net	$1,628	$2,232	$32,637	$4,563
	Adjusted gain/loss on sale of real estate for purposes of core earnings	(1,338)	$(1,755)	(28,341)	(3,687)
	Our share of accumulated depreciation and amortization on real estate sold	$290	$477	$4,296	$876

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

	Net results from derivative transactions	$7,081	$(16,022)	$22,040	$(18,003)
	Hedging interest expense	1,535	5,395	4,424	9,123
	Hedging realized result	(4,020)	10,885	(13,758)	11,071
	Adjustments for unrecognized derivative results	$4,596	$258	$12,706	$2,191

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(1)	2017	2018	2017

Number of loans	39	57	67	57
Face amount of loans sold into securitizations	$400,789	$625,653	$837,336	$625,653
Number of securitizations	3	1	5	1

Income from sales of securitized loans, net (1)	$6,144	$26,063	$11,495	$26,063
Hedge gain/(loss) related to loans securitized (2)	2,309	(9,068)	8,876	(9,068)
Income from sales of securitized loans, net of hedging	8,453	16,995	20,371	16,995
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	5	3,746	(32)	3,746
Core gain on sale of securitized loans	$8,458	$20,741	$20,339	$20,741

(1)
The following is a reconciliation of income (loss) from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of income from sales of securitized loans, net ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Income from sales of loans, net	$6,144	$25,904	$11,032	$24,905
Realized losses on loans related to lower of cost or market adjustments	—	—	463	999
(Income) loss from sale of loans (non-securitized), net	—	159	—	159
Income from sales of securitized loans, net	$6,144	$26,063	$11,495	$26,063

(2)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net results from derivative transactions	$7,081	$(16,022)	$22,040	$(18,003)
Hedge gain/(loss) related to lending and securities positions	(4,772)	6,954	(13,164)	10,084
Hedge gain/(loss) related to loans (non-securitized)	—	—	—	(1,149)
Hedge gain/(loss) related to loans securitized	$2,309	$(9,068)	$8,876	$(9,068)

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	June 30, 2018	December 31, 2017

Debt obligations, net	$4,702,449	$4,379,826
Less: CLO Debt(1)	(685,416)	(688,479)
Adjusted debt obligations	4,017,033	3,691,347

Total equity	1,512,462	1,488,146

Adjusted leverage	2.7	2.5

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest expense	$(48,417)	$(35,661)	$(93,130)	$(67,076)
Net interest expense component of hedging activities (1)	(1,535)	(5,395)	(4,424)	(9,123)
Cost of funds	$(49,952)	$(41,056)	$(97,554)	$(76,199)

Interest income	$85,230	$65,970	$163,437	$123,482
Cost of funds	(49,952)	(41,056)	(97,554)	(76,199)
Interest income, net of cost of funds	$35,278	$24,914	$65,883	$47,283

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

(1)	Net result from derivative transactions	$7,081	$(16,022)	$22,040	$(18,003)
	Hedging realized result	(4,020)	10,885	(13,758)	11,071
	Hedging unrecognized result	(4,596)	(258)	(12,706)	(2,191)
	Net interest expense component of hedging activities	$(1,535)	$(5,395)	$(4,424)	$(9,123)

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2018 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2018, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(14,856)	$15,420
Increase by 1.00%	17,310	(15,213)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of June 30, 2018, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2018, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no material impacts as a result of the accounting pronouncements adopted during the quarter ended June 30, 2018, and as such,there were no changes in controls required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2018 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the six months ended June 30, 2018, there were no repurchases of Class A common stock by the Company.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Consolidated Statement of Changes in Equity for the six months ended March 31, 2018 and the year ended December 31, 2017; (v) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: August 2, 2018	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: August 2, 2018	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer