Form 10-Q
period 2018-09-30
Ladder Capital Corp
filed 2018-11-02
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Class A Common Stock, $0.001 par value	98,141,899
Class B Common Stock, $0.001 par value	13,117,419

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2018

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2018(1)	December 31, 2017(1)
	(Unaudited)
Assets
Cash and cash equivalents	$49,625	$76,674
Restricted cash	35,288	106,009
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,805,387	3,282,462
Provision for loan losses	(17,600)	(4,000)
Mortgage loan receivables held for sale	375,162	230,180
Real estate securities	978,289	1,106,517
Real estate and related lease intangibles, net	1,000,010	1,032,041
Investments in unconsolidated joint ventures	36,100	35,441
FHLB stock	57,915	77,915
Derivative instruments	57	888
Accrued interest receivable	27,844	25,875
Other assets	77,668	55,613
Total assets	$6,425,745	$6,025,615
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$4,757,633	$4,379,826
Due to brokers	—	14
Derivative instruments	280	2,606
Amount payable pursuant to tax receivable agreement	1,570	1,656
Dividends payable	1,964	30,528
Accrued expenses	57,079	59,619
Other liabilities	53,576	63,220
Total liabilities	4,872,102	4,537,469
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 100,842,335 and 96,258,847 shares issued and 98,142,513 and 93,641,260 shares outstanding	99	94
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 13,117,419 and 17,667,251 shares issued and outstanding	13	18
Additional paid-in capital	1,375,016	1,306,136
Treasury stock, 2,699,822 and 2,617,587 shares, at cost	(32,793)	(31,956)
Retained earnings (dividends in excess of earnings)	22,593	(39,112)
Accumulated other comprehensive income (loss)	(8,582)	(212)
Total shareholders’ equity	1,356,346	1,234,968
Noncontrolling interest in operating partnership	187,469	240,861
Noncontrolling interest in consolidated joint ventures	9,828	12,317
Total equity	1,553,643	1,488,146

Total liabilities and equity	$6,425,745	$6,025,615

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net interest income
Interest income	$90,386	$66,833	$253,822	$190,315
Interest expense	51,476	37,485	144,606	104,561
Net interest income	38,910	29,348	109,216	85,754
Provision for loan losses	10,300	—	13,600	—
Net interest income after provision for loan losses	28,610	29,348	95,616	85,754

Other income
Operating lease income	22,739	22,924	71,556	64,741
Tenant recoveries	2,258	2,382	7,750	5,121
Sale of loans, net	1,861	(775)	12,893	24,129
Realized gain (loss) on securities	(2,554)	6,688	(4,896)	19,182
Unrealized gain (loss) on Agency interest-only securities	142	577	456	1,034
Realized gain on sale of real estate, net	63,704	3,228	96,341	7,790
Fee and other income	4,851	4,338	17,579	13,378
Net result from derivative transactions	7,115	(348)	29,156	(18,352)
Earnings (loss) from investment in unconsolidated joint ventures	401	127	466	64
Gain (loss) on extinguishment/defeasance of debt	(4,323)	—	(4,392)	(54)
Total other income	96,194	39,141	226,909	117,033
Costs and expenses
Salaries and employee benefits	15,792	13,255	46,754	43,786
Operating expenses	5,464	4,790	16,608	16,098
Real estate operating expenses	7,152	9,351	23,806	24,861
Fee expense	1,311	1,242	2,953	3,556
Depreciation and amortization	10,417	10,606	31,896	29,323
Total costs and expenses	40,136	39,244	122,017	117,624
Income (loss) before taxes	84,668	29,245	200,508	85,163
Income tax expense (benefit)	1,204	(576)	5,679	4,654
Net income (loss)	83,464	29,821	194,829	80,509
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(7,843)	265	(16,132)	(133)
Net (income) loss attributable to noncontrolling interest in operating partnership	(8,991)	(6,499)	(22,786)	(21,205)
Net income (loss) attributable to Class A common shareholders	$66,630	$23,587	$155,911	$59,171

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Earnings per share:
Basic	$0.69	$0.28	$1.62	$0.75
Diluted	$0.67	$0.28	$1.61	$0.74

Weighted average shares outstanding:
Basic	96,935,986	85,135,685	96,317,513	79,416,957
Diluted	110,650,253	85,476,266	110,482,991	109,857,679

Dividends per share of Class A common stock (Note 12)	$0.325	$0.300	$0.965	$0.900

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$83,464	$29,821	$194,829	$80,509

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(1,109)	4,710	(14,554)	23,362
Reclassification adjustment for (gains) included in net income	2,554	(6,874)	4,896	(20,345)

Total other comprehensive income (loss)	1,445	(2,164)	(9,658)	3,017

Comprehensive income	84,909	27,657	185,171	83,526
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(7,843)	265	(16,132)	(133)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$77,066	$27,922	$169,039	$83,393
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(9,160)	(6,016)	(21,358)	(22,885)
Comprehensive income attributable to Class A common shareholders	$67,906	$21,906	$147,681	$60,508

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	5,779	5,779
Distributions	—	—	—	—	—	—	—	—	(13,191)	(24,400)	(37,591)
Equity based compensation	—	—	—	—	6,667	—	—	—	—	—	6,667
Grants of restricted stock	34	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(56)	—	—	—	—	(837)	—	—	—	—	(837)
Forfeitures	(26)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(94,206)	—	—	—	(94,206)
Exchange of noncontrolling interest for common stock	4,550	5	(4,550)	(5)	63,109	—	—	(167)	(62,428)	—	514
Net income (loss)	—	—	—	—	—	—	155,911	—	22,786	16,132	194,829
Other comprehensive income (loss)	—	—	—	—	—	—	—	(8,230)	(1,428)	—	(9,658)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(896)	—	—	27	869	—	—
Balance, September 30, 2018	98,143	$99	13,118	$13	$1,375,016	$(32,793)	$22,593	$(8,582)	$187,469	$9,828	$1,553,643

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Shareholders’ Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Contributions	—	—	—	—	—	—	—	—	—	7,479	7,479
Distributions	—	—	—	—	—	—	—	—	(42,218)	(306)	(42,524)
Equity based compensation	—	—	—	—	18,965	—	—	—	—	—	18,965
Grants of restricted stock	1,997	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(190)	—	—	—	—	(2,588)	—	—	—	—	(2,588)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1,323)	(1)	—	—	—	(18,124)	—	—	—	—	(18,125)
Forfeitures	(10)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(105,921)	—	—	—	(105,921)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	20,767	21	(20,767)	(21)	280,714	—	—	1,696	(284,763)	—	(2,353)
Net income (loss)	—	—	—	—	—	—	95,276	—	30,377	226	125,879
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,915)	695	—	(2,220)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(3,166)	—	—	(358)	3,524	—	—
Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2018		2017

Cash flows from operating activities:
Net income (loss)	$194,829		$80,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	4,392		54
Depreciation and amortization	31,896		29,323
Unrealized (gain) loss on derivative instruments	(1,356)		3,510
Unrealized (gain) loss on Agency interest-only securities	(456)		(1,034)
Unrealized (gain) loss on investment in mutual fund	(204)		(57)
Provision for loan losses	13,600		—
Amortization of equity based compensation	6,667		10,481
Amortization of deferred financing costs included in interest expense	8,020		5,574
Amortization of premium on mortgage loan financing	(762)		(735)
Amortization of above- and below-market lease intangibles	(1,286)		(451)
Accretion of premium on liability for transfers not considered sales	—		(38)
Amortization of premium/(accretion) of discount and other fees on loans	(13,795)		(7,928)
Amortization of premium/(accretion) of discount and other fees on securities	2,944		4,175
Realized (gain) loss on sale of mortgage loan receivables held for sale	(12,893)		(24,129)
Realized (gain) loss on real estate securities	4,896		(19,182)
Realized gain on sale of real estate, net	(96,341)		(7,790)
Realized gain on sale of derivative instruments	192		(1,623)
Origination of mortgage loan receivables held for sale	(1,115,218)		(887,978)
Repayment of mortgage loan receivables held for sale	1,324		1,857
Proceeds from sales of mortgage loan receivables held for sale	926,889	(1)	512,087
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(466)		(64)
Deferred tax asset (liability)	(4,484)		(993)
Payments pursuant to tax receivable agreement	—		(230)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,968)		(710)
Other assets	7,503		(3,318)
Accrued expenses and other liabilities	(5,262)		(7,688)
Net cash provided by (used in) operating activities	(51,339)		(316,378)

	Nine Months Ended September 30,
	2018		2017

Cash flows from investing activities:
Purchase of derivative instruments	(305)		(199)
Sale of derivative instruments	114		—
Purchases of real estate securities	(303,021)		(184,768)
Repayment of real estate securities	93,185		93,232
Proceeds from sales of real estate securities	306,109		983,386
Proceeds from sale of FHLB stock	20,000		—
Origination of mortgage loan receivables held for investment	(1,240,894)		(869,981)
Purchases of mortgage loan receivables held for investment	—		(94,079)
Repayment of mortgage loan receivables held for investment	755,404		265,395	(2)
Basis recovery of Agency interest-only securities	14,898		45,201
Capital contributions to investment in unconsolidated joint ventures	(370)		—
Capital distribution from investment in unconsolidated joint ventures	1,250		—
Capitalization of interest on investment in unconsolidated joint ventures	(1,074)		(918)
Purchases of real estate	(113,903)		(230,677)
Capital improvements of real estate	(4,822)		(3,943)
Proceeds from sale of real estate	153,398	(3)	20,522
Net cash provided by (used in) investing activities	(320,031)		23,171
Cash flows from financing activities:
Deferred financing costs paid	(2,975)		(14,752)
Proceeds from borrowings under debt obligations	4,401,648		7,809,983
Repayment of borrowings under debt obligations	(3,969,654)		(7,351,731)
Cash dividends paid to Class A common shareholders	(122,770)		(99,452)
Capital distributed to noncontrolling interests in operating partnership	(13,191)		(36,372)
Capital contributed by noncontrolling interests in consolidated joint ventures	5,779		6,935
Capital distributed to noncontrolling interests in consolidated joint ventures	(24,400)		(198)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(837)		(13,257)
Net cash provided by (used in) financing activities	273,600		301,156
Net increase (decrease) in cash, cash equivalents and restricted cash	(97,770)		7,949
Cash, cash equivalents and restricted cash at beginning of period	182,683		89,428
Cash, cash equivalents and restricted cash at end of period	$84,913		$97,377

	Nine Months Ended September 30,
	2018	2017

Supplemental information:
Cash paid for interest, net of amounts capitalized	$151,868	$107,206
Cash paid (received) for income taxes	5,718	1,670

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	14	(37)
Securities and derivatives sold, not settled	—	12,517
Repayment in transit of mortgage loans receivable held for investment	31,764	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	55,403	119,952
Proceeds from sale of real estate	1,421	—
Reduction in proceeds from sales of real estate	62,417	51,846
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	(62,417)	(51,846)
Exchange of noncontrolling interest for common stock	62,433	188,521
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	428	(1,935)
Increase in amount payable pursuant to tax receivable agreement	(86)	148
Rebalancing of ownership percentage between Company and Operating Partnership	869	3,510
Dividends declared, not paid	1,964	1,988
Stock dividends	—	17,319

(1)	Includes cash proceeds received in 2018 that relate to 2017 sales of loans of $0.5 million.

(2)	Includes cash proceeds received in 2017 that relate to 2016 sales of loans of $20.3 million.

(3)	Includes cash proceeds received in 2018 that relate to 2017 sales of real estate of $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2018	September 30, 2017	December 31, 2017

Cash and cash equivalents	$49,625	$48,894	$76,674
Restricted cash	35,288	48,483	106,009
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$84,913	$97,377	$182,683

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2018, Ladder Capital Corp has a 88.2% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	valuation of real estate securities;

•	valuation of mortgage loan receivables held for sale;

•	allocation of purchase price for acquired real estate;

•	impairment, and useful lives, of real estate;

•	useful lives of intangible assets;

•	valuation of derivative instruments;

•	valuation of deferred tax asset (liability);

•	amounts payable pursuant to the Tax Receivable Agreement;

•	determination of effective yield for recognition of interest income;

•	adequacy of provision for loan losses including the valuation of underlying collateral for collateral dependent loans;

•	determination of other than temporary impairment of real estate securities and investments in unconsolidated joint ventures;

•	certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;

•	determination of the effective tax rate for income tax provision; and

•	certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, and at various times during the years, the balances exceeded the insured limits.

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

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

Provision for Loan Losses

The provision for loan losses reflects the Company’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses includes a portfolio-based, general component and an asset-specific component.

The Company estimates its portfolio-based loan loss provision based on its historical loss experience and expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable.

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral.

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic sub-market in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and are updated if circumstances indicate that a significant change in value has occurred. The Company generally will use the direct capitalization rate valuation methodology to estimate the fair value of the collateral for such loans. In more limited cases, the Company will obtain external appraisals for loan collateral. A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

The Company designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. Any interest received for loans in non-performing status will be applied as a reduction to the unpaid principal balance. A loan will be written off when it is no longer realizable and legally discharged.

Out-of-Period Adjustments

During the first quarter of 2017, the Company recorded an out-of-period adjustment to reduce depreciation expense by $0.8 million related to prior periods. The Company has concluded that this adjustment is not material to the financial position or results of operations for the three months ended March 31, 2017 or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2017.

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

Change in Accounting Principle

As more fully described in Note 4, on June 29, 2017, the Company completed its first sponsored securitization transaction whereby it transferred $625.7 million of loans to LCCM 2017-LC26 securitization trust. The Company initially concluded that the transfer restrictions placed on the Third Party Purchaser (“TPP”) of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under ASC 860 and, accordingly, the Company originally accounted for the transaction as a financing in its interim financial statements for the periods ended June 30, 2017 and September 30, 2017. As a result of industry discussions, in November 2017 the staff of the Securities and Exchange Commission (the “SEC staff”) indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction and, accordingly, changed its accounting principle to treat such transfers as sales in the quarter ended December 31, 2017. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The retrospective changes for the three and six months ended June 30, 2017 were reflected in the Company’s quarterly report for the quarter ended June 30, 2018. The retrospective changes for the three and nine months ended September 30, 2017 are reflected in this Quarterly Report. Refer to Note 20, Quarterly Financial Data (Unaudited) in the Company’s December 31, 2017 Annual Report for a summary of these changes.

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

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases or financing leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides a new transition method at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings; prior periods will not require restatement. ASU 2018-11 also provides a new practical expedient for lessors adopting the new lease standard. Lessors have the option to aggregate nonlease components with the related lease component upon adoption of the new standard if the following conditions are met: (1) the timing and pattern of transfer for the nonlease component and the related lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. Each of the standards are effective for the Company on January 1, 2019, with early adoption permitted. The Company continues to evaluate the effect the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on the Company’s financial position and/or results of operations. The Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. For leases where the Company is the lessee, primarily for the Company’s corporate headquarters, the Company expects to record a lease liability and a right of use asset on its consolidated financial statements upon adoption. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. On July 25, 2018, the FASB proposed an amendment to ASU 2016-13 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its financial statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

	September 30, 2018	December 31, 2017
	Notes 4 & 8	Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$869,536	880,385
Accrued interest receivable	4,391	4,252
Total assets	$873,927	$884,637

Senior and unsecured debt obligations	$677,898	$689,961
Accrued expenses	1,478	794
Other liabilities	2	—
Total liabilities	679,378	690,755

Net equity in VIEs (eliminated in consolidation)	194,549	193,882
Total equity	194,549	193,882

Total liabilities and equity	$873,927	$884,637

4. MORTGAGE LOAN RECEIVABLES

September 30, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,830,115	$3,805,387	7.70%	1.35
Provision for loan losses	N/A	(17,600)
Mortgage loan receivables held for investment, net, at amortized cost	3,830,115	3,787,787
Mortgage loan receivables held for sale	377,352	375,162	5.26%	9.87
Total	$4,207,467	$4,162,949	7.51%	2.13

(1)	September 30, 2018 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

On June 29, 2017, the Company transferred its interests in $625.7 million of loans to the LCCM 2017-LC26 securitization trust. The assets transferred to the trust were comprised of 34 loans to third parties having a combined outstanding face amount of $549.0 million and a combined carrying value of $547.7 million as well as 23 former intercompany loans secured by certain of the Company’s real estate assets, having a combined principal balance of $76.7 million (which had not previously been recognized for accounting purposes because they were eliminated in consolidation). In connection with this transaction, pursuant to the 5% risk retention requirement of the Dodd-Frank Act described in Part I, Item 1A “Risk Factors,” in the Annual Report, the Company (i) retained a $12.9 million restricted “vertical interest” consisting of approximately 2% in each class of securities issued by the trust, which must be held by the Company until the principal balance of the pool has been reduced to a level prescribed by the risk retention rules and (ii) sold an approximately 3% restricted “horizontal interest” in the form of 98% of the controlling classes (excluding the 2% included in the vertical interest) to a TPP, which must be held by the TPP for at least five years. In addition, the Company purchased $62.7 million of securities issued by the trust, which are not restricted.

The Company initially concluded that the transfer restrictions placed on the TPP of the risk retention securities, imposed by the risk retention rules of the Dodd-Frank Act, precluded sale accounting under generally accepted accounting principles and, accordingly, the Company originally accounted for the transaction as a financing. As a result of industry discussions, in November 2017, the SEC staff indicated that, despite such restrictions, they would not take exception to a registrant treating such transfers as sales if they otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is more consistent with the substance of such transaction, and accordingly, changed its accounting principles to treat such transfers as sales in the quarter ended December 31, 2017. In accordance with generally accepted accounting principles, the Company reflected this change in accounting principle retrospectively to prior interim periods within 2017. The retrospective changes for the three and nine months ended September 30, 2017 are reflected in this Quarterly Report. The retrospective changes for the three and six months ended June 30, 2017 were reflected in the Company’s quarterly report for the quarter ended June 30, 2018. Refer to Note 20, Quarterly Financial Data (Unaudited) in the Company’s December 31, 2017 Annual Report for a summary of these changes.

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

As of September 30, 2018, $808.2 million, or 21.2%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $3.0 billion, or 78.8%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of September 30, 2018, $375.2 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	September 30, 2018		December 31, 2017
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,671,849	$3,647,710	$3,140,788	$3,123,268
Mezzanine loans	158,266	157,677	159,921	159,194
Mortgage loan receivables held for investment, net, at amortized cost	3,830,115	3,805,387	3,300,709	3,282,462
Mortgage loan receivables held for sale
First mortgage loans	377,352	375,162	232,527	230,180
Total mortgage loan receivables held for sale	377,352	375,162	232,527	230,180

Provision for loan losses	N/A	(17,600)	N/A	(4,000)
Total	$4,207,467	$4,162,949	$3,533,236	$3,508,642

For the nine months ended September 30, 2018 and 2017, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	1,240,894	—	1,115,218
Repayment of mortgage loan receivables	(787,167)	—	(1,324)
Proceeds from sales of mortgage loan receivables	—	—	(926,402)
Realized gain on sale of mortgage loan receivables(1)	—	—	12,893
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	13,795	—	—
Loan loss provision(3)	—	(13,600)	—
Balance, September 30, 2018	$3,805,387	$(17,600)	$375,162

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the nine months ended September 30, 2018.

(2)
During the nine months ended September 30, 2018, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, three loans with a combined outstanding face amount of $57.6 million, a combined book value of $55.4 million (fair value at date of reclassification) and a remaining maturity of 2.5 years. The loans had been recorded at lower of cost or market prior to their reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. These transfers have been reflected as non-cash items on the consolidated statement of cash flows for the nine months ended September 30, 2018.

(3)
As further discussed below, during the three and nine months ended September 30, 2018, the Company recorded asset-specific provisions on collateral dependent loans of $10.0 million and $12.7 million, respectively. In addition, the Company records a portfolio-based, general loan loss provision to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment. During the three and nine months ended September 30, 2018, the Company recorded an additional general reserve of $0.3 million and $0.9 million, respectively.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2016	$2,000,095	$(4,000)	$357,882
Origination of mortgage loan receivables	869,981	—	887,978
Purchases of mortgage loan receivables	94,079	—	—
Repayment of mortgage loan receivables	(245,095)	—	(1,857)
Proceeds from sales of mortgage loan receivables	—	—	(563,933)
Realized gain on sale of mortgage loan receivables(1)	—	—	24,129
Transfer between held for investment and held for sale(2)	119,952	—	(119,952)
Accretion/amortization of discount, premium and other fees	7,928	—	—
Balance, September 30, 2017	$2,846,940	$(4,000)	$584,247

(1)	Includes $1.8 million of realized losses on loans related to lower of cost or market adjustments for the nine months ended September 30, 2017.

(2)
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

During the nine months ended September 30, 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At September 30, 2018 and December 31, 2017, there was $0.2 million of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

Provision for Loan Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Provision for loan losses at beginning of period	$7,300	$4,000	$4,000	$4,000
Provision for loan losses	10,300	—	13,600	—
Provision for loan losses at end of period	$17,600	$4,000	$17,600	$4,000

			September 30, 2018	December 31, 2017

Principal balance of loans on non-accrual status			$71,850	$26,850

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

As a result of this analysis, the Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of September 30, 2018 and none of its loans are individually impaired as of December 31, 2017. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that an increase in its provision expense for loan losses of $13.6 million was required for the nine months ended September 30, 2018. This provision consisted of a portfolio-based, general loan loss provision of $0.9 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, an asset-specific reserve of $2.7 million relating to two of the Company’s loans, discussed below and an asset-specific reserve of $10.0 million relating to one of the Company’s loans, discussed below.

As of September 30, 2018, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties is most significantly affected by the contractual lease payments and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company utilized direct capitalization rates of 4.35% to 4.65% at December 31, 2017.

The on-going bankruptcy proceedings, rising interest rates and retail tenant’s creditworthiness, resulted in a decline in the estimated value of the collateral. As a result, and as previously disclosed in the Company’s Form 10-Q for the three months ended March 31, 2018, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. During the three months ended September 30, 2018, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.70% to 5.00% utilized by the Company.

During the three months ended September 30, 2018, management identified a loan with a carrying value of $45.0 million as potentially impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the submarket vacancy rate in the local market; and (iii) declining market conditions. As of September 30, 2018 this loan was not yet in default but the borrower was not expected to be able to pay off or refinance the loan at maturity. As part of the Company’s evaluation, it obtained an external appraisal of the loan collateral. Based on this review, a reserve of $10.0 million was recorded for this potentially impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. As of September 30, 2018, the borrower continues to make current interest payments. Subsequent to September 30, 2018, this loan experienced a maturity default and its terms were modified in a TDR on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution. Under certain conditions, the B-Note may be forgiven or reduced. The restructured loan was extended for up to 12 months, including extensions.

As of September 30, 2018 and December 31, 2017 there were no other loans on non-accrual status.

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2018 and December 31, 2017 ($ in thousands):

September 30, 2018

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$883,416	$886,907	$309	$(8,475)	$878,741	(3)	92	AAA	3.37%	3.04%	2.36
CMBS interest-only(2)(4)	2,272,679	63,282	324	(1,968)	61,638	(5)	19	AAA	0.63%	2.71%	2.79
GNMA interest-only(4)(6)	138,026	3,068	74	(387)	2,755		12	AA+	0.49%	7.24%	4.08
Agency securities(2)	678	693	—	(29)	664		2	AA+	2.75%	1.87%	2.49
GNMA permanent securities(2)	32,916	33,182	420	(339)	33,263		6	AA+	3.95%	3.78%	5.19
Corporate bonds(2)	1,250	1,223	5	—	1,228		1	BB	3.63%	4.61%	2.25
Total	$3,328,965	$988,355	$1,132	$(11,198)	$978,289		132		1.39%	3.06%	2.48

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

(2)
CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(3)
As more fully described in Note 4, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $11.2 million of such restricted securities.

(4)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(5)
As more fully described in Note 4, certain securities that were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost. Includes $0.9 million of such restricted securities.

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

The following is a breakdown of the carrying value of the Company’s securities by remaining maturity based upon expected cash flows at September 30, 2018 and December 31, 2017 ($ in thousands):

September 30, 2018

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$333,542	$415,799	$129,400	$—	$878,741
CMBS interest-only(1)	1,043	60,595	—	—	61,638
GNMA interest-only(2)	19	2,373	360	3	2,755
Agency securities(1)	—	664	—	—	664
GNMA permanent securities(1)	—	1,549	31,714	—	33,263
Corporate bonds(1)	—	1,228	—	—	1,228
Total	$334,604	$482,208	$161,474	$3	$978,289

December 31, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$285,982	$544,278	$123,239	$—	$953,499
CMBS interest-only(1)	537	112,534	—	—	113,071
GNMA interest-only(2)	76	3,906	484	11	4,477
Agency securities(1)	—	728	—	—	728
GNMA permanent securities(1)	—	1,797	32,945	—	34,742
Total	$286,595	$663,243	$156,668	$11	$1,106,517

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

During the nine months ended September 30, 2018, the Company realized a gain on sale of equity securities of $72.0 thousand which is included in fee and other income on the Company’s consolidated statements of income.

There were $0.6 million and $0.2 million of realized losses on securities recorded as other than temporary impairments for the three months ended September 30, 2018 and 2017, respectively. There were $2.2 million and $1.2 million of realized losses on securities recorded as other than temporary impairments for the nine months ended September 30, 2018 and 2017, respectively. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell its securities before recovery of its amortized cost basis. For cash flow statement purposes, receipts of interest from interest-only real estate securities are bifurcated between amortization of premium/(accretion) of discount and other fees on securities as part of cash flows from operations and basis recovery of Agency interest-only securities as part of cash flows from investing activities.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	September 30, 2018	December 31, 2017

Land	$194,307	$213,992
Building	808,714	789,622
In-place leases and other intangibles	161,186	189,490
Less: Accumulated depreciation and amortization	(164,197)	(161,063)
Real estate and related lease intangibles, net	$1,000,010	$1,032,041

Below market lease intangibles, net (other liabilities)	$(40,458)	$(42,607)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Depreciation expense (1)	$8,063	$7,624	$24,058	$20,470
Amortization expense	2,336	2,959	7,782	8,783
Total real estate depreciation and amortization expense	$10,399	$10,583	$31,840	$29,253

(1)
Depreciation expense on the consolidated statements of income also includes $18 thousand and $23 thousand of depreciation on corporate fixed assets for the three months ended September 30, 2018 and 2017, respectively, and $56 thousand and $70 thousand of depreciation on corporate fixed assets for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At September 30, 2018, gross intangible assets totaled $161.2 million with total accumulated amortization of $53.6 million, resulting in net intangible assets of $107.6 million, including $5.6 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2017, gross intangible assets totaled $189.5 million with total accumulated amortization of $60.9 million, resulting in net intangible assets of $128.6 million, including $8.9 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three and nine months ended September 30, 2018, the Company recorded a reduction in operating lease income of $(0.2) million and $(0.5) million, respectively, for amortization of above market lease intangibles acquired, compared to $(0.3) million and $(0.8) million, respectively, for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, the Company recorded an increase in operating lease income of $0.5 million and $1.8 million, respectively, for amortization of below market lease intangibles acquired, compared to $0.6 million and $1.3 million, respectively, for the three and nine months ended September 30, 2017.

The following table presents expected amortization expense during the next five years and thereafter related to the acquired in-place lease intangibles and other intangibles for property owned as of September 30, 2018 ($ in thousands):

Period Ending December 31,	Amount

2018 (last 3 months)	$2,170
2019	7,924
2020	6,514
2021	6,448
2022	6,384
Thereafter	72,548
Total	$101,988

There were $0.5 million and $0.9 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

There was unencumbered real estate of $19.4 million and $128.7 million as of September 30, 2018 and December 31, 2017, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2018 ($ in thousands):

Period Ending December 31,	Amount

2018 (last 3 months)	$21,988
2019	78,702
2020	76,744
2021	73,711
2022	142,493
Thereafter	570,220
Total	$963,858

Acquisitions

During the nine months ended September 30, 2018, the Company acquired the following property ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

March 2018	Diversified(2)	Lithia Springs, GA	$24,466	70.6%
April 2018	Net Lease	Kirbyville, MO	1,156	100.0%
April 2018	Net Lease	Gladwin, MI	1,171	100.0%
April 2018	Net Lease	Foley, MN	1,176	100.0%
April 2018	Net Lease	Moscow Mills, MO	1,237	100.0%
April 2018	Net Lease	Wonder Lake, IL	1,255	100.0%
May 2018	Diversified(3)	Isla Vista, CA	83,442	75.0%

Total			$113,903

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $2.9 million to the partnership.

(3)	Joint venture partner contributed $4.2 million to the partnership.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the nine months ended September 30, 2018 and 2017, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the nine months ended September 30, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$39,317
Building	72,625
Intangibles	2,290
Below Market Lease Intangibles	(329)
Total purchase price	$113,903

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2018 was 18.5 years. The Company recorded $2.0 million and $3.4 million in revenues from its 2018 acquisitions for the three and nine months ended September 30, 2018, respectively, which is included in its consolidated statements of income. The Company recorded $0.7 million and $1.5 million in earnings (losses) from its 2018 acquisitions for the three and nine months ended September 30, 2018, respectively, which is included in its consolidated statements of income.

During the nine months ended September 30, 2017, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

February 2017	Net Lease	Carmi, IL	$1,411	100.0%
February 2017	Net Lease	Peoria, IL	1,183	100.0%
March 2017	Net Lease	Ridgedale, MO	1,298	100.0%
April 2017	Net Lease	Hanna City, IL	1,141	100.0%
April 2017	Diversified(2)	El Monte, CA	54,110	70.0%
May 2017	Net Lease	Jessup, IA	1,163	100.0%
May 2017	Net Lease	Shelbyville, IL	1,132	100.0%
May 2017	Net Lease	Jacksonville, FL	115,641	100.0%
May 2017	Net Lease	Wabasha, MN	1,280	100.0%
May 2017	Net Lease	Port O'Connor, TX	1,255	100.0%
May 2017	Net Lease	Denver, IA	1,183	100.0%
June 2017	Net Lease	Jefferson City, MO	1,241	100.0%
August 2017	Diversified(3)	Miami, FL	38,145	80.0%
September 2017	Net Lease	Milford, IA	1,298	100.0%
September 2017	Diversified	Crum Lynne, PA	9,196	100.0%

Total			$230,677

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $5.3 million to the partnership.

(3)	Joint venture partner contributed $1.6 million to the partnership.

The purchase prices were allocated to the asset acquisitions during the nine months ended September 30, 2017, as follows ($ in thousands):

Purchase Price Allocation

Land	$70,750
Building	153,502
Intangibles	34,172
Below Market Lease Intangibles	(27,747)
Total purchase price	$230,677

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2017 was 18.6 years. The Company recorded $0.3 million and $5.6 million in revenues from its 2017 acquisitions for the three and nine months ended September 30, 2017, respectively, which is included in its consolidated statements of income. The Company recorded $0.1 million and $3.7 million in earnings (losses) from its 2017 acquisitions for the three and nine months ended September 30, 2017, respectively, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the nine months ended September 30, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$6,228	$3,116	$3,112		—	8	5
Various	Condominium	Miami, FL	4,844	3,987	857		—	18	30
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	(1)	1	—	—
March 2018	Diversified	Richmond, VA	21,632	11,396	10,236	(2)	1	—	—
September 2018	Diversified	St. Paul, MN	110,128	47,189	62,939	(3)	4	—	—
Totals			$214,639	$118,298	$96,341

(1)
This property had a third party investor. The third party investor has been allocated $7.0 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the nine months ended September 30, 2017, on the consolidated statements of income.

(2)
This property had a third party investor. The third party investor has been allocated $0.4 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the nine months ended September 30, 2017, on the consolidated statements of income.

(3)
This property had a third party investor. The third party investor has been allocated $7.9 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the nine months ended September 30, 2017, on the consolidated statements of income.

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

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2018 and December 31, 2017, the Company had an aggregate investment of $36.1 million and $35.4 million, respectively, in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2018 and December 31, 2017 ($ in thousands):

Entity	September 30, 2018	December 31, 2017

Grace Lake JV, LLC	$4,796	$4,908
24 Second Avenue Holdings LLC	31,304	30,533
Investment in unconsolidated joint ventures	$36,100	$35,441

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2018	2017	2018	2017

Grace Lake JV, LLC	605	387	$1,138	$895
24 Second Avenue Holdings LLC	(204)	(260)	(672)	(831)
Earnings (loss) from investment in unconsolidated joint ventures	$401	$127	$466	$64

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced, and the Company converted its interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake JV. The Company accounts for its interest in Grace Lake JV using the equity method of accounting, as it has a 19% investment, compared to the 81% investment of its operating partner and does not control the entity.

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

During the nine months ended September 30, 2018, the Company received a $1.3 million distribution from its investment in Grace Lake JV, LLC.

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

During the three and nine months ended September 30, 2018, the Company recorded $0.2 million and $0.7 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and nine months ended September 30, 2017, the Company recorded $0.3 million and $0.8 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the three and nine months ended September 30, 2018, the Company capitalized $0.4 million and $1.1 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. During the three and nine months ended September 30, 2017, the Company capitalized $0.4 million and $0.9 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of September 30, 2018 and December 31, 2017, 24 Second Avenue had $46.4 million and $36.5 million, respectively, of loans payable to third party lenders. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of September 30, 2018, 16 residential condominium units were under contract for sale for $39.3 million in sales proceeds. As of September 30, 2018, the Company is holding a 10.0% deposit on each sales contract. The Company expects to start closing on the existing sales contracts during the quarter ended December 31, 2018, pending New York City Building Department approvals. The Company’s operating partner entered into a construction loan in the amount of $50.5 million to fund the completion of the project. As of September 30, 2018, draws of $46.4 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner.

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

The Company holds its investment in 24 Second Avenue in its TRS.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017

Total assets	$161,388	$154,979
Total liabilities	116,628	108,119
Partners’/members’ capital	$44,760	$46,860

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total revenues	$4,351	$5,199	$13,671	$13,942
Total expenses	3,415	3,709	9,788	11,193
Net income (loss)	$936	$1,490	$3,883	$2,749

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2018 and December 31, 2017 are as follows ($ in thousands):

September 30, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at September 30, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$263,033		$336,967	3.91% - 4.66%	10/1/2020	(2)	(3)	$416,109	$415,610
Committed Loan Repurchase Facility	350,000	164,676		185,324	4.38% - 5.13%	5/24/2019	(4)	(5)	278,078	310,631
Committed Loan Repurchase Facility	300,000	150,800		149,200	4.16% - 4.66%	4/7/2019	(6)	(7)	234,264	234,664
Committed Loan Repurchase Facility	300,000	112,570		187,430	4.19% - 5.19%	5/6/2021	(8)	(3)	173,920	173,857
Committed Loan Repurchase Facility	100,000	60,892		39,108	4.28% - 4.66%	7/20/2021	(9)	(3)	83,118	83,118
Total Committed Loan Repurchase Facilities	1,650,000	751,971		898,029					1,185,489	1,217,880
Committed Securities Repurchase Facility	400,000	97,921		302,079	2.38% - 3.16%	9/30/2019	N/A	(10)	116,799	116,799
Uncommitted Securities Repurchase Facility	N/A (11)	123,725		N/A (11)	2.73% - 4.06%	10/2018 - 12/2018	N/A	(10)	140,823	140,823	(12)(13)
Total Repurchase Facilities	2,050,000	973,617		1,200,108					1,443,111	1,475,502
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2019	(14)	N/A (15)	N/A (15)	N/A (15)
Mortgage Loan Financing	743,225	743,225		—	4.25% - 6.75%	2020 - 2028	N/A	(16)	944,616	1,104,443	(17)
CLO Debt	672,001	672,001	(18)	—	3.04% - 5.76%	2021-2034	N/A	(19)	869,536	869,531
Participation Financing - Mortgage Loan Receivable	2,516	2,516		—	17.00%	12/6/2018	N/A	(3)	2,516	2,516
Borrowings from the FHLB	1,933,522	1,212,000		721,522	1.02% - 2.74%	2018 - 2024	N/A	(20)	1,637,530	1,639,263	(21)
Senior Unsecured Notes	1,166,201	1,154,274	(22)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (23)	N/A (23)	N/A (23)
Total Debt Obligations	$6,833,895	$4,757,633		$2,188,060					$4,897,309	$5,091,255

(1)	September 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(11)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(12)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $2.4 million of restricted securities.

(13)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities, available-for-sale but were rather considered a partial retirement of CLO Debt.

(14)	Four additional 12-month periods at Company’s option.

(15)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(16)	Real estate.

(17)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(18)	Presented net of unamortized debt issuance costs of $3.5 million at September 30, 2018.

(19)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(20)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(21)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $9.6 million of restricted securities.

(22)	Presented net of unamortized debt issuance costs of $11.9 million at September 30, 2018.

(23)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$120,493		$479,507	3.23% - 3.98%	10/1/2020	(2)	(3)	$160,031	$159,568
Committed Loan Repurchase Facility	450,000	183,111		266,889	3.63% - 4.48%	5/24/2018	(4)	(3)	333,647	335,076
Committed Loan Repurchase Facility	300,000	63,007		236,993	3.73% - 4.73%	4/10/2018	(5)	(6)	125,379	125,975
Committed Loan Repurchase Facility	200,000	32,042		167,958	4.25% - 4.50%	2/29/2020	(7)	(8)	48,045	48,045
Committed Loan Repurchase Facility	100,000	—		100,000	N/A	6/28/2019	N/A	(3)	—	—
Total Committed Loan Repurchase Facilities	1,650,000	398,653		1,251,347					667,102	668,664
Committed Securities Repurchase Facility	400,000	—		400,000	N/A	9/30/2019	N/A	(9)	—	—
Uncommitted Securities Repurchase Facility	N/A (10)	74,757		N/A (10)	1.65% - 3.31%	1/2018 - 3/2018	N/A	(9)	86,322	86,322	(11)
Total Repurchase Facilities	2,050,000	473,410		1,651,347					753,424	754,986
Revolving Credit Facility	241,430	—		241,430	N/A	2/11/2018	(4)	N/A (12)	N/A (14)	N/A (14)
Mortgage Loan Financing	692,696	692,696		—	4.25% - 6.75%	2018 - 2027	N/A	(13)	911,034	1,066,708	(14)
CLO Debt	688,479	688,479	(15)	—	2.36% - 5.08%	2021-2034	N/A	(16)	880,385	881,576
Participation Financing - Mortgage Loan Receivable	3,107	3,107		—	17.00%	6/6/2018	N/A	(3)	3,107	3,107
Borrowings from the FHLB	2,000,000	1,370,000		630,000	0.87% - 2.74%	2018 - 2024	N/A	(17)	1,777,597	1,783,210	(18)
Senior Unsecured Notes	1,166,201	1,152,134	(19)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (20)	N/A (20)	N/A (20)
Total Debt Obligations	$6,841,913	$4,379,826		$2,522,777					$4,325,547	$4,489,587

(1)	December 31, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $26.7 million of restricted securities.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	Presented net of unamortized debt issuance costs of $6.0 million at December 31, 2017.

(16)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(17)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(18)	As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are restricted. Includes $10.1 million of restricted securities.

(19)	Presented net of unamortized debt issuance costs of $14.1 million at December 31, 2017.

(20)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into five committed master repurchase agreements, as outlined in the September 30, 2018 table above, totaling $1.7 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of September 30, 2018 and December 31, 2017.

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

On January 4, 2018, the Company exercised its option to extend one of its committed loan repurchase facilities with a major banking institution for a term of one year.

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

As of September 30, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $973.6 million. As of September 30, 2018, four counterparties, Deutsche Bank, JP Morgan, US Bank and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $77.7 million, or 5% of our total equity. As of September 30, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 34.0%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company entered into a revolving credit facility (the “Revolving Credit Facility”) on February 11, 2014, and subsequent amendments on February 26, 2016, March 1, 2017, March 23, 2017, September 29, 2017, October 27, 2017, September 14, 2018 and September 28, 2018, which provided for, among other things, (i) additional members in the lenders’ syndicate and an increase in the aggregate maximum borrowings under the agreement to $266.4 million, (ii) additional 1-year extension options to extend the final maturity date to February 2023, and (iii) a reduction in the cost of funds by 0.25%.

The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2019, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of September 30, 2018 and December 31, 2017, the amount of unamortized costs relating to such facilities are $6.8 million and $7.8 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, maturing between 2020 - 2028 as of September 30, 2018. These loans have carrying amounts of $743.2 million and $692.7 million, net of unamortized premiums of $6.1 million and $6.6 million as of September 30, 2018 and December 31, 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.8 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2018, respectively. The Company recorded $0.3 million and $0.7 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2017, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $944.6 million and $911.0 million as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company executed 11 and 23 term debt agreements, respectively, to finance properties in its real estate portfolio.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. As of September 30, 2018 and December 31, 2017, the Company had a total of $672.0 million and $688.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $3.5 million and $6.0 million are included in CLO Debt as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the CLO debt has interest rates of 3.04% to 5.76% (with a weighted average of 4.06%). As of September 30, 2018, collateral for the CLO debt comprised $869.5 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million and $3.1 million outstanding as of September 30, 2018 and December 31, 2017, respectively. The Company recorded $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2018, respectively. The Company recorded $0.2 million and $0.4 million of interest expense for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2018, Tuebor had $1.2 billion of borrowings outstanding (with an additional $721.5 million of committed term financing available from the FHLB), with terms of overnight to six years (with a weighted average of 2.6 years), interest rates of 1.02% to 2.74% (with a weighted average of 2.22%), and advance rates of 58.0% to 95.2% of the collateral. As of September 30, 2018, collateral for the borrowings was comprised of $721.5 million of CMBS and U.S. Agency Securities and $916.0 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.7 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 25.5% of the Company’s outstanding debt obligations as of September 30, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2018, the Company has a 88.2% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2018 and December 31, 2017.

Unamortized debt issuance costs of $11.9 million and $14.1 million are included in senior unsecured notes as of September 30, 2018 and December 31, 2017, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2018 (last 3 months)	$466,087
2019	1,216,659
2020	626,722
2021	559,308
2022	656,904
Thereafter	1,242,284
Subtotal	$4,767,964
Debt issuance costs included in senior unsecured notes	(11,927)
Debt issuance costs included in CLO debt	(3,498)
Debt issuance costs included in mortgage loan financing	(973)
Premiums included in mortgage loan financing(2)	6,067
Total	4,757,633

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2018 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of September 30, 2018.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. Premium is amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $780.0 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2018.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. The fair value of the mortgage loan receivables held for sale is based upon a securitization model utilizing market data from recent securitization spreads and pricing.

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2018 and December 31, 2017 are as follows ($ in thousands):

September 30, 2018

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$883,416		$886,907	$878,741	Internal model, third-party inputs	3.04%	2.36
CMBS interest-only(1)	2,272,679	(2)	63,282	61,638	Internal model, third-party inputs	2.71%	2.79
GNMA interest-only(3)	138,026	(2)	3,068	2,755	Internal model, third-party inputs	7.24%	4.08
Agency securities(1)	678		693	664	Internal model, third-party inputs	1.87%	2.49
GNMA permanent securities(1)	32,916		33,182	33,263	Internal model, third-party inputs	3.78%	5.19
Corporate bonds(1)	1,250		1,223	1,228	Internal model, third-party inputs	4.61%	2.25
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,830,115		3,805,387	3,806,114	Discounted Cash Flow(4)	7.70%	1.35
Provision for loan losses	N/A		(17,600)	(17,600)	(5)	N/A	N/A
Mortgage loan receivables held for sale	377,352		375,162	384,945	Internal model, third-party inputs(6)	5.26%	9.87
FHLB stock(7)	57,915		57,915	57,915	(7)	4.50%	N/A
Nonhedge derivatives(1)(8)	43,500		N/A	57	Counterparty quotations	N/A	0.30

Liabilities:
Repurchase agreements - short-term	603,303		603,303	603,303	Discounted Cash Flow(9)	4.06%	0.67
Repurchase agreements - long-term	370,313		370,313	370,313	Discounted Cash Flow(10)	2.90%	1.86
Mortgage loan financing	754,027		743,225	719,689	Discounted Cash Flow(10)	5.05%	3.04
CLO debt	672,001		672,001	672,001	Discounted Cash Flow(9)	4.06%	10.11
Participation Financing - Mortgage Loan Receivable	2,516		2,516	2,516	Discounted Cash Flow(11)	17.00%	0.18
Borrowings from the FHLB	1,212,000		1,212,000	1,208,116	Discounted Cash Flow	2.22%	2.60
Senior unsecured notes	1,166,201		1,154,274	1,142,863	Broker quotations, pricing services	5.39%	4.53
Nonhedge derivatives(1)(8)	721,071		N/A	280	Counterparty quotations	N/A	0.25

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2018 and December 31, 2017 ($ in thousands):

September 30, 2018

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$883,416		$—	$—	$878,741	$878,741
CMBS interest-only(1)	2,272,679	(2)	—	—	61,638	61,638
GNMA interest-only(3)	138,026	(2)	—	—	2,755	2,755
Agency securities(1)	678		—	—	664	664
GNMA permanent securities(1)	32,916		—	—	33,263	33,263
Corporate bonds(1)	1,250		—	—	1,228	1,228
Nonhedge derivatives(4)	43,500		—	57	—	57
			$—	$57	$978,289	$978,346
Liabilities:
Nonhedge derivatives(4)	721,071		$—	$280	$—	$280

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,830,115		$—	$—	$3,806,114	$3,806,114
Provision for loan losses	N/A		—	—	(17,600)	(17,600)
Mortgage loan receivable held for sale	377,352		—	—	384,945	384,945
FHLB stock	57,915		—	—	57,915	57,915
			$—	$—	$4,231,374	$4,231,374
Liabilities:						0
Repurchase agreements - short-term	603,303		$—	$—	$603,303	$603,303
Repurchase agreements - long-term	370,313		—	—	370,313	370,313
Mortgage loan financing	754,027		—	—	719,689	719,689
CLO debt	672,001		—	—	672,001	672,001
Participation Financing - Mortgage Loan Receivable	2,516		—	—	2,516	2,516
Borrowings from the FHLB	1,212,000		—	—	1,208,116	1,208,116
Senior unsecured notes	1,166,201		—	—	1,142,863	1,142,863
			$—	$—	$4,718,801	$4,718,801

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2018 and 2017 ($ in thousands):

Level 3	2018	2017

Balance at January 1,	$1,106,517	$2,100,947
Transfer from level 2	—	—
Purchases	303,007	184,464
Sales	(306,109)	(993,739)
Paydowns/maturities	(93,185)	(93,232)
Amortization of premium/discount	(17,842)	(49,376)
Unrealized gain/(loss)	(9,203)	4,051
Realized gain/(loss) on sale(1)	(4,896)	19,182
Balance at September 30,	$978,289	$1,172,297

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2018

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$878,741		Discounted cash flow	Yield (4)	—%	3.52%	21.47%
				Duration (years)(5)	0.00	2.58	7.79
CMBS interest-only (1)	61,638	(2)	Discounted cash flow	Yield (4)	1.62%	5.19%	8.36%
				Duration (years)(5)	0.31	3.09	7.12
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only (3)	2,755	(2)	Discounted cash flow	Yield (4)	—%	5.52%	10.3%
				Duration (years)(5)	0.00	3.20	4.52
				Prepayment speed (CPJ)(5)	5.00	12.77	25.00
Agency securities (1)	664		Discounted cash flow	Yield (4)	—%	2.35%	3.24%
				Duration (years)(5)	0.00	2.93	4.04
GNMA permanent securities (1)	33,263		Discounted cash flow	Yield (4)	—%	3.58%	4.28%
				Duration (years)(5)	0.00	5.85	6.09
Corporate bonds (1)	1,228		Discounted cash flow	Yield (4)	4.42%	4.42%	4.42%
				Duration (years)(5)	2.19	2.19	2.19
Total	$978,289

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

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

December 31, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS (1)	$953,499		Discounted cash flow	Yield (3)	0.61%	3%	18.32%
				Duration (years)(4)	0.12	3.19	7.84
CMBS interest-only (1)	113,071	(2)	Discounted cash flow	Yield (3)	2.7%	3.52%	6.31%
				Duration (years)(4)	0.39	3.06	4.46
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only (3)	4,477	(2)	Discounted cash flow	Yield (4)	4.46%	11.85%	71.88%
				Duration (years)(5)	0.44	2.43	5.19
				Prepayment speed (CPJ)(5)	5.00	12.19	35.00
Agency securities (1)	728		Discounted cash flow	Yield (4)	1.4%	2.16%	2.52%
				Duration (years)(5)	0.00	3.22	4.72
GNMA permanent securities (1)	34,742		Discounted cash flow	Yield (4)	2.62%	3.44%	6.93%
				Duration (years)(5)	1.40	5.75	5.94
Total	$1,106,517

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

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2018 and December 31, 2017 ($ in thousands):

September 30, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIB	$96,471	$—	$—	1.60
Futures
5-year Swap	$231,500	$—	$104	0.25
10-year Swap	386,300	—	173	0.25
5-year U.S. Treasury Note	6,800	—	3	0.25
Total futures	624,600	—	280
Credit derivatives
VIX	43,500	57	—	0.30
Total credit derivatives	43,500	57	—
Total derivatives	$764,571	$57	$280

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	304,300	656	—	0.25
10-year Swap	248,100	133	153	0.25
5-year U.S. Treasury Note	11,400	47	—	0.25
10-year U.S. Treasury Note	—	—	911
Total futures	563,800	836	1,064
Swaps
3 Month LIBOR(2)	50,000	—	1,542	2.68
Credit Derivatives
CDX	34,500	52	—	0.12
Total credit derivatives	34,500	52	—
Total derivatives	$648,300	$888	$2,606

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company is paying fixed interest rates on these swaps.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(940)	$8,099	$7,159	$(52)	$28,985	$28,933
Swaps	—	—	—	1,403	(848)	555
Credit Derivatives	(44)	—	(44)	5	(337)	(332)
Total	$(984)	$8,099	$7,115	$1,356	$27,800	$29,156

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(2,587)	$2,192	$(395)	$(4,249)	$(13,571)	$(17,820)
Swaps	277	(242)	35	561	(780)	(219)
Credit Derivatives	110	(98)	12	178	(491)	(313)
Total	$(2,200)	$1,852	$(348)	$(3,510)	$(14,842)	$(18,352)

The Company’s counterparties held $6.9 million and $9.6 million of cash margin as collateral for derivatives as of September 30, 2018 and December 31, 2017, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of September 30, 2018 and December 31, 2017, the Company was in compliance with these requirements and not in default on its indebtedness. As of September 30, 2018, there was no cash collateral held by the derivative counterparties for these derivatives. As of December 31, 2017, there was $4.1 million of cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2018 and 2017. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2018
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$57	$—	$57	$—	$—	$57
Total	$57	$—	$57	$—	$—	$57

(1) Included in restricted cash on consolidated balance sheets.

As of September 30, 2018
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$280	$—	$280	$—	$280	$—
Repurchase agreements	973,617	—	973,617	973,617	—	—
Total	$973,897	$—	$973,897	$973,617	$280	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2018 and 2017 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the nine months ended September 30, 2018, 4,549,832 Series REIT LP Units and 4,549,832 Series TRS LP Units were collectively exchanged for 4,549,832 shares of Class A common stock and 4,549,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the nine months ended September 30, 2017, 13,737,365 Series REIT LP Units and 13,737,365 Series TRS LP Units were collectively exchanged for 13,737,365 shares of Class A common stock; and 13,737,365 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2018 and 2017, the Company repurchased no shares of Class A common stock. All repurchased shares are recorded in treasury stock at cost. As of September 30, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $16.94 per share on such date.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
November 1, 2018	0.570	(1)
Total	$1.535

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

(1)
On November 1, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend will be paid as a combination of cash and Class A common stock, subject to shareholder elections.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(8,230)	(1,428)	(9,658)
Exchange of noncontrolling interest for common stock	(167)	167	—
Rebalancing of ownership percentage between Company and Operating Partnership	27	(27)	—
September 30, 2018	$(8,582)	$(1,172)	$(9,754)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2016	$1,365	$761	$2,126
Other comprehensive income (loss)	1,336	1,681	3,017
Exchange of noncontrolling interest for common stock	1,422	(1,422)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(230)	230	—
September 30, 2017	$3,893	$1,250	$5,143

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2018, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.9 million as of September 30, 2018. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Unconsolidated Joint Ventures

As of September 30, 2018, the Company consolidates nine ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 21 office buildings, two industrial properties, one condominium complex and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Basic Net income (loss) available for Class A common shareholders	$66,630	$23,587	$155,911	$59,171
Diluted Net income (loss) available for Class A common shareholders	$74,038	$23,587	$177,875	$81,258
Weighted average shares outstanding
Basic	96,935,986	85,135,685	96,317,513	79,416,957
Diluted	110,650,253	85,476,266	110,482,991	109,857,679

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2018 and 2017 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2018 and 2017, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and nine months ended September 30, 2018 and 2017, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2018 and 2017, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and nine months ended September 30, 2018 and 2017, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017(1)	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$66,630	$23,587	$155,911	$59,171
Denominator:
Weighted average number of shares of Class A common stock outstanding	96,935,986	85,135,685	96,317,513	79,416,957
Basic net income (loss) per share of Class A common stock	$0.69	$0.28	$1.62	$0.75

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$66,630	$23,587	$155,911	$59,171
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	8,991	—	22,786	21,205
Additional corporate tax (expense) benefit	(1,583)	—	(822)	882
Diluted net income (loss) attributable to Class A common shareholders	$74,038	$23,587	$177,875	$81,258
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	96,935,986	85,135,685	96,317,513	79,416,957
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	13,202,202	—	13,800,597	30,211,137
Incremental shares of unvested Class A restricted stock	512,065	340,581	364,881	229,585
Diluted weighted average number of shares of Class A common stock outstanding	110,650,253	85,476,266	110,482,991	109,857,679
Diluted net income (loss) per share of Class A common stock	$0.67	$0.28	$1.61	$0.74

(1)
For the three months ended September 30, 2017, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 With Respect to 2014 Performance	$—	$419	$172	$1,456
Annual Incentive Awards Granted in 2016 With Respect to 2015 Performance	323	439	971	1,654
Annual Incentive Awards Granted in 2017 With Respect to 2016 Performance(1)	524	752	1,655	6,538
Other 2017 Restricted Stock Awards(1)	76	78	257	225
Annual Incentive Awards Granted in 2017 With Respect to 2017 Performance(1)	1,122	—	3,325	—
2018 Restricted Stock Awards	95	—	230	—
Other 2018 Restricted Stock Awards(1)	9	—	12	—
Other Employee/Director Awards	13	27	45	608
Total Stock Based Compensation Expense	$2,162	$1,715	$6,667	$10,481

Phantom Equity Investment Plan	$—	$185	$—	$527
Ladder Capital Corp Deferred Compensation Plan	$601	$227	$1,519	$414
Bonus Expense	$9,210	$7,371	$26,772	$19,899

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris.

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

On July 19, 2018, a new member of the board of directors received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 4,720 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	4,720	$75	—	$—	33,656	$500	859,061	$11,995
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	—	—	15,560	216

Amortization to compensation expense
Ladder compensation expense		(2,162)		(1,715)		$(6,667)		$(10,481)
Total amortization to compensation expense		$(2,162)		$(1,715)		$(6,667)		$(10,481)

The table below presents the number of unvested shares and outstanding stock options at September 30, 2018 and changes during 2018 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2017	1,252,365	982,135
Granted	33,656	—
Exercised		—
Vested	(138,216)
Forfeited	(26,061)	—
Expired		—
Nonvested/Outstanding at September 30, 2018	1,121,744	982,135

Exercisable at September 30, 2018		929,701

At September 30, 2018 there was $8.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 21.2 months.

The table below presents the number of unvested shares and outstanding stock options at September 30, 2017 and changes during 2017 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	874,621	—
Exercised		—
Vested	(1,425,490)
Forfeited	(10,000)	—
Expired		—
Nonvested/Outstanding at September 30, 2017	914,996	982,135

Exercisable at September 30, 2017		752,017

As of September 30, 2017 there was $7.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 21.7 months.

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

As of September 30, 2018, there are 369,896 phantom units outstanding, of which 243,352 are unvested, resulting in a liability of $6.3 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2017, there were 321,476 phantom units outstanding, of which 182,983 are unvested, resulting in a liability of $3.8 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. On February 8, 2017, the board of directors of Ladder Capital Corp approved 2016 bonus payments to employees, including officers, totaling $39.5 million, which included $10.2 million of equity based compensation. The bonuses were accrued for as of December 31, 2016 and paid to employees in full on February 21, 2017. During the three and nine months ended September 30, 2018, the Company recorded compensation expense of $9.2 million and $26.8 million, respectively, related to 2018 bonuses. During the three and nine months ended September 30, 2017, the Company recorded compensation expense of $7.4 million and $19.9 million, respectively, related to 2017 bonuses.

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

There were $2.2 million and $2.6 million. corporate taxes payable (receivable) as of September 30, 2018 and December 31, 2017, respectively. There were $0.5 million NYC UBT taxes payable (receivable) at September 30, 2018 and December 31, 2017. Prepaid corporate taxes as of September 30, 2018 and December 31, 2017 were $7.5 million and $12.4 million, respectively.

As part of the recently enacted Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

As of September 30, 2018 and December 31, 2017, the Company’s net deferred tax assets (liabilities) were $(0.8) million and $(5.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that any deferred tax assets will be realized in the future through reversal of temporary differences and/or generation of sufficient taxable income in future years in the appropriate tax jurisdictions.

As of December 31, 2017, the Company had a deferred tax asset of $5.8 million, relating to capital losses which it may only use to offset capital gains. As the realization of this deferred tax asset before its expiration was not more likely than not, the Company provided a full valuation allowance against this deferred tax asset. However, as of September 30, 2018, the Company has utilized all of its capital loss carryforwards and fully released its valuation allowance related to the tax attributes accordingly.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2018, the tax years 2013 - 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS and New York State have undertaken routine audits of the Company’s U.S. federal and state income tax returns for tax year 2014 and 2013-2015 respectively. The Company does not expect the audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of September 30, 2018 and December 31, 2017, the Company’s unrecognized tax benefit is a liability for $0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of September 30, 2018, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of September 30, 2018 and December 31, 2017, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million and $1.7 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for TRA Members. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of September 30, 2018, members of senior management have $0.9 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The Company recorded $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2018, respectively, which is included in accrued expenses on the consolidated balance sheets. The Company recorded $0.2 million and $0.4 million of interest expense for the three and nine months ended September 30, 2017, respectively, which is included in accrued expenses on the consolidated balance sheets.

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

Firm Relationships

DLA Piper LLP (US), of which Mr. Jeffrey B. Steiner, a member of the Company’s board of directors, was a Partner until March 2018, and McDermott Will & Emery, of which Mr. Steiner is currently a Partner, each provide legal services to the Company. During the year ended December 31, 2017, the Company paid, or caused to be paid, to DLA Piper approximately $2.7 million in fees for legal services. Expenditures by the Company to DLA Piper and McDermott Will & Emery for the year ended December 31, 2018, for legal services in the aggregate are expected to be roughly equivalent to that amount. Mr. Steiner’s son, Andrew Steiner, is an associate at the Company; during the year ended December 31, 2017, his compensation from the Company exceeded $120,000. Andrew Steiner’s compensation and other benefits the year ended December 31, 2017 were comparable to those of other employees of the Company in similar positions and determined by the Company consistent with its compensation practices applicable to other similarly situated employees.

18. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $0.3 million and $0.9 million of rental expense for the three and nine months ended September 30, 2018, respectively, which is included in operating expenses in the consolidated statements of income. The Company recorded $0.3 million and $0.9 million, of rental expense for the three and nine months ended September 30, 2017, respectively, which is included in operating expenses in the consolidated statements of income.

The following is a schedule of future minimum rental payments required under the above operating leases ($ in thousands):

Period Ending December 31,	Amount

2018 (last 3 months)	$295
2019	1,180
2020	1,180
2021	1,180
2022	99
Thereafter	—
Total	$3,934

Unfunded Loan Commitments

As of September 30, 2018, the Company’s off-balance sheet arrangements consisted of $386.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2017, the Company’s off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS and U.S. Agency Securities. The real estate segment includes net leased properties, office buildings, a student housing portfolio, industrial buildings, a shopping center and condominium units. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2018
Interest income	$81,779	$8,541	$6	$60	$90,386
Interest expense	(17,232)	(1,482)	(9,213)	(23,549)	(51,476)
Net interest income (expense)	64,547	7,059	(9,207)	(23,489)	38,910
Provision for loan losses	(10,300)	—	—	—	(10,300)
Net interest income (expense) after provision for loan losses	54,247	7,059	(9,207)	(23,489)	28,610

Operating lease income	—	—	22,739	—	22,739
Tenant recoveries	—	—	2,258	—	2,258
Sale of loans, net	1,861	—	—	—	1,861
Realized gain (loss) on securities	—	(2,554)	—	—	(2,554)
Unrealized gain (loss) on Agency interest-only securities	—	142	—	—	142
Realized gain (loss) on sale of real estate, net	—	—	63,704	—	63,704
Fee and other income	3,895	—	—	956	4,851
Net result from derivative transactions	3,741	3,374	—	—	7,115
Earnings (loss) from investment in unconsolidated joint ventures	—	—	401	—	401
Gain (loss) on extinguishment/defeasance of debt	—	—	(4,323)	—	(4,323)
Total other income (expense)	9,497	962	84,779	956	96,194

Salaries and employee benefits	—	—	—	(15,792)	(15,792)
Operating expenses	61	—	—	(5,525)	(5,464)
Real estate operating expenses	—	—	(7,152)	—	(7,152)
Fee expense	(928)	(91)	(292)	—	(1,311)
Depreciation and amortization	—	—	(10,398)	(19)	(10,417)
Total costs and expenses	(867)	(91)	(17,842)	(21,336)	(40,136)

Income tax (expense) benefit	—	—	—	(1,204)	(1,204)
Segment profit (loss)	$62,877	$7,930	$57,730	$(45,073)	$83,464

Total assets as of September 30, 2018	$4,162,949	$978,289	$1,036,110	$248,397	$6,425,745

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2017
Interest income	$56,763	$9,986	$3	$81	$66,833
Interest expense	(11,317)	(1,456)	(7,847)	(16,865)	(37,485)
Net interest income (expense)	45,446	8,530	(7,844)	(16,784)	29,348
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	45,446	8,530	(7,844)	(16,784)	29,348

Operating lease income	—	—	22,924	—	22,924
Tenant recoveries	—	—	2,382	—	2,382
Sale of loans, net	(775)	—	—	—	(775)
Realized gain (loss) on securities	—	6,688	—	—	6,688
Unrealized gain (loss) on Agency interest-only securities	—	577	—	—	577
Realized gain on sale of real estate, net	(159)	—	3,387	—	3,228
Fee and other income	1,447	—	2,057	834	4,338
Net result from derivative transactions	990	(1,338)	—	—	(348)
Earnings from investment in unconsolidated joint ventures	—	—	127	—	127
Total other income	1,503	5,927	30,877	834	39,141

Salaries and employee benefits	6,700	—	—	(19,955)	(13,255)
Operating expenses	99	—	—	(4,889)	(4,790)
Real estate operating expenses	—	—	(9,351)	—	(9,351)
Fee expense	(992)	(68)	(182)	—	(1,242)
Depreciation and amortization	—	—	(10,583)	(23)	(10,606)
Total costs and expenses	5,807	(68)	(20,116)	(24,867)	(39,244)

Income tax (expense) benefit	—	—	—	576	576
Segment profit (loss)	$52,756	$14,389	$2,917	$(40,241)	$29,821

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974	$6,025,615

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2018
Interest income	$228,273	$25,217	$16	$316	$253,822
Interest expense	(46,286)	(3,423)	(25,799)	(69,098)	(144,606)
Net interest income (expense)	181,987	21,794	(25,783)	(68,782)	109,216
Provision for loan losses	(13,600)	—	—	—	(13,600)
Net interest income (expense) after provision for loan losses	168,387	21,794	(25,783)	(68,782)	95,616

Operating lease income	—	—	71,556	—	71,556
Tenant recoveries	—	—	7,750	—	7,750
Sale of loans, net	12,893	—	—	—	12,893
Realized gain (loss) on securities	—	(4,896)	—	—	(4,896)
Unrealized gain (loss) on Agency interest-only securities	—	456	—	—	456
Realized gain (loss) on sale of real estate, net	—	—	96,341	—	96,341
Fee and other income	10,823	72	3,416	3,268	17,579
Net result from derivative transactions	14,516	14,640	—	—	29,156
Earnings from investment in unconsolidated joint ventures	—	—	466	—	466
Gain (loss) on extinguishment/defeasance of debt	(69)	—	(4,323)	—	(4,392)
Total other income (expense)	38,163	10,272	175,206	3,268	226,909

Salaries and employee benefits	—	—	—	(46,754)	(46,754)
Operating expenses	61	—	—	(16,669)	(16,608)
Real estate operating expenses	—	—	(23,806)		(23,806)
Fee expense	(2,160)	(297)	(496)	—	(2,953)
Depreciation and amortization	—	—	(31,840)	(56)	(31,896)
Total costs and expenses	(2,099)	(297)	(56,142)	(63,479)	(122,017)

Tax (expense) benefit	—	—	—	(5,679)	(5,679)
Segment profit (loss)	$204,451	$31,769	$93,281	$(134,672)	$194,829

Total assets as of September 30, 2018	$4,162,949	$978,289	$1,036,110	$248,397	$6,425,745

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2017
Interest income	$154,939	$35,236	$9	$131	$190,315
Interest expense	(28,693)	(5,179)	(20,770)	(49,919)	(104,561)
Net interest income (expense)	126,246	30,057	(20,761)	(49,788)	85,754
Provision for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	126,246	30,057	(20,761)	(49,788)	85,754

Operating lease income	—	—	64,741	—	64,741
Tenant recoveries	—	—	5,121	—	5,121
Sale of loans, net	24,129	—	—	—	24,129
Realized gain (loss) on securities	—	19,182	—	—	19,182
Unrealized gain (loss) on Agency interest-only securities	—	1,034	—	—	1,034
Realized gain on sale of real estate, net	—	—	7,790	—	7,790
Fee and other income	4,798	—	6,040	2,540	13,378
Net result from derivative transactions	(11,199)	(7,153)	—	—	(18,352)
Earnings from investment in unconsolidated joint ventures	—	—	64	—	64
Gain (loss) on extinguishment/defeasance of debt	—	—	—	(54)	(54)
Total other income	17,728	13,063	83,756	2,486	117,033

Salaries and employee benefits	—	—	—	(43,786)	(43,786)
Operating expenses	212	—	—	(16,310)	(16,098)
Real estate operating expenses	—	—	(24,861)		(24,861)
Fee expense	(2,798)	(230)	(528)	—	(3,556)
Depreciation and amortization	—	—	(29,253)	(70)	(29,323)
Total costs and expenses	(2,586)	(230)	(54,642)	(60,166)	(117,624)

Income tax (expense) benefit	—	—	—	(4,654)	(4,654)
Segment profit (loss)	$141,388	$42,890	$8,353	$(112,122)	$80,509

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974	$6,025,615

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $36.1 million and $35.4 million as of September 30, 2018 and December 31, 2017, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $57.9 million and $77.9 million as of September 30, 2018 and December 31, 2017, respectively, the Company’s deferred tax asset (liability) of $(0.8) million and $(5.7) million as of September 30, 2018 and December 31, 2017, respectively and the Company’s senior unsecured notes of $1.2 billion as of September 30, 2018 and December 31, 2017.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $22.4 billion of commercial real estate loans from our inception through September 30, 2018. During this timeframe, we also acquired $10.1 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.7 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2018, we originated $15.3 billion of conduit loans, $15.0 billion of which were sold into 56 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally, historically accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2018, we had $6.4 billion in total assets and $1.6 billion of total equity. Our assets included $4.2 billion of loans, $1.0 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of September 30, 2018, we had $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”). In addition, as of September 30, 2018, we had $4.8 billion of debt financing outstanding. This financing was comprised of $1.2 billion of financing from the Federal Home Loan Bank (the “FHLB”), $849.9 million committed secured term repurchase agreement financing, $123.7 million of other securities financing, $743.2 million of third-party, non-recourse mortgage debt and $672.0 million of collateralized loan obligation (“CLO”) debt. There were no borrowings outstanding under our Revolving Credit Facility and $2.5 million of participation financing - mortgage loan receivable. As of September 30, 2018, we had $2.2 billion of committed, undrawn funding capacity available, consisting of $266.4 million of availability under our $266.4 million Revolving Credit Facility, $721.5 million of undrawn committed FHLB financing and $1.2 billion of other undrawn committed financings. As of September 30, 2018, our debt-to-equity ratio was 3.1:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of September 30, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2018, our management team and directors held interests in our Company comprising 12.1% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 74 full-time industry professionals.

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

	September 30, 2018		December 31, 2017
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,647,710	56.8%	$3,123,268	51.9%
Other commercial real estate-related loans	157,677	2.5%	159,194	2.6%
Provision for loan losses	(17,600)	(0.3)%	(4,000)	(0.1)%
Total balance sheet loans	3,787,787	59.0%	3,278,462	54.4%
Conduit first mortgage loans	375,162	5.8%	230,180	3.8%
Total loans	4,162,949	64.8%	3,508,642	58.2%
Securities
CMBS investments	940,379	14.6%	1,066,570	17.7%
U.S. Agency Securities investments	36,682	0.6%	39,947	0.7%
Corporate bonds	1,228	—%	—	—%
Total securities	978,289	15.2%	1,106,517	18.4%
Real Estate
Real estate and related lease intangibles, net	1,000,010	15.6%	1,032,041	17.1%
Total real estate	1,000,010	15.6%	1,032,041	17.1%
Other Investments
Investments in unconsolidated joint ventures	36,100	0.6%	35,441	0.6%
FHLB stock	57,915	0.9%	77,915	1.3%
Total other investments	94,015	1.5%	113,356	1.9%
Total investments	6,235,263	97.1%	5,760,556	95.6%
Cash, cash equivalents and restricted cash	84,913	1.3%	182,683	3.0%
Other assets	105,569	1.6%	82,376	1.4%
Total assets	$6,425,745	100.0%	$6,025,615	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2018, we held a portfolio of 169 balance sheet first mortgage loans with an aggregate book value of $3.6 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.4% at September 30, 2018.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2018, we held a portfolio of 32 other commercial real estate-related loans with an aggregate book value of $157.7 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.5% at September 30, 2018.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through September 30, 2018, we have originated and funded $15.3 billion of conduit first mortgage loans and securitized $15.0 billion of such mortgage loans in 56 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017 and six securitizations in 2018. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of September 30, 2018, we held 18 first mortgage loans that were substantially available for contribution into a securitization with an aggregate book value of $375.2 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 59.1% at September 30, 2018. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of September 30, 2018 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS investments in excess of $76.0 million and all other investment grade securities positions in excess of $51.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company for non-rated or sub-investment grade securities. As of September 30, 2018, the estimated fair value of our portfolio of CMBS investments totaled $940.4 million in 111 CUSIPs ($8.5 million average investment per CUSIP). As of September 30, 2018, included in the $940.4 million of CMBS securities are $12.1 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 99.9% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 79.1% AAA/Aaa-rated securities and 20.8% of other investment grade-rated securities, including 16.7% rated AA/Aa, 2% rated A/A and 2.1% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2018, our CMBS investments had a weighted average duration of 2.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2018, by property count and market value, respectively, 53.3% and 91.8% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.9% and 10.3%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.0% to 7.8% by property count and 0.0% to 68.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of September 30, 2018, the estimated fair value of our portfolio of U.S. Agency Securities was $36.7 million in 20 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 5.1 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2018, by market value, 76.8% and 17.7% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2018 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Real Estate

Commercial Real Estate Properties.  As of September 30, 2018, we owned 137 single tenant net leased properties with an aggregate book value of $671.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2018, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 14.3 years and a weighted average remaining lease term of 13.6 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of September 30, 2018, we owned 69 diversified commercial real estate properties with an aggregate book value of $318.9 million. Through separate joint ventures, we owned a 40 property student housing portfolio in Isla Vista, CA with a book value of $82.9 million and an occupancy rate of 100.0%, a portfolio of 12 office buildings in Richmond, VA with a book value of $78.2 million with an 91.2% occupancy rate, an apartment complex in Miami, FL with a book value of $36.0 million and an occupancy rate of 87.0%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $24.5 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.8 million and an 80.3% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.1 million and a 81.8% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.5 million and a 100.0% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $5.2 million. We also own a single-tenant office building in Ewing, NJ with a book value of $28.5 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.3 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.3 million, a shopping center in Carmel, NY with a book value of $6.3 million and a 43.0% occupancy rate, and an office building in Peoria, IL with a book value of $3.3 million and a 50.8% occupancy rate.

Residential Real Estate.  We sold eight condominium units at Veer Towers in Las Vegas, NV, during the nine months ended September 30, 2018, generating aggregate gains on sale of $3.1 million. As of September 30, 2018, we owned five residential condominium units at Veer Towers in Las Vegas, NV with a book value of $1.3 million through a joint venture, and we expect to substantially complete the sale of these remaining units in 2018 or early 2019. As of September 30, 2018, there were two condominium units under contract for sale. As of September 30, 2018, none of the remaining condominium units we hold were rented and occupied.

We sold 18 condominium units at Terrazas River Park Village in Miami, FL, during the nine months ended September 30, 2018, generating aggregate gains on sale of $0.9 million. As of September 30, 2018, we owned 30 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $8.4 million, and we intend to sell these remaining units in less than 18 to 24 months. As of September 30, 2018, four condominium units were under contract for sale with a book value of $0.9 million. As of September 30, 2018, the remaining condominium units we hold were 62.0% rented and occupied. During the nine months ended September 30, 2018, the Company recorded $0.5 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of September 30, 2018 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Moscow Mills, MO	04/12/18	$1,237	2018	1/31/33	9,026	$1,293	$992	$301	$90	100.0%
Foley, MN	04/12/18	1,176	2018	1/1/33	7,489	1,217	884	333	85	100.0%
Wonder Lake, IL	04/12/18	1,255	2017	7/31/32	9,100	1,306	944	362	91	100.0%
Kirbyville, MO	04/02/18	1,156	2018	1/31/33	9,026	1,202	870	332	84	100.0%
Gladwin, MI	04/02/18	1,171	2017	1/31/33	9,026	1,225	884	341	85	100.0%
Rockford, MN	12/08/17	1,195	2017	10/31/32	9,002	1,209	884	325	87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,275	933	342	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,255	916	339	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,224	950	274	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,356	1,019	337	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,318	988	330	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,289	952	337	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,184	906	278	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,254	957	297	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,310	972	338	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	135,446	83,415	52,031	7,403	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,193	870	323	82	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,151	892	259	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,181	872	309	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,312	1,000	312	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,216	911	305	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,385	1,109	276	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,350	1,009	341	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,524	4,923	1,601	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,218	918	300	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,169	908	261	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,266	952	314	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,161	952	209	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,401	1,058	343	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,308	1,021	287	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,119	866	253	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,225	930	295	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,243	1,008	235	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,358	1,024	334	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,315	988	327	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,199	947	252	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,075	888	187	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	975	785	190	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,174	962	212	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,165	925	240	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,299	1,050	249	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,448	1,135	313	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,355	1,127	228	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,299	1,040	259	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,140	946	194	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,361	1,086	275	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,182	837	345	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,123	773	350	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,121	819	302	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,301	7,977	3,324	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,298	898	400	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,081	3,635	1,446	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,406	8,826	3,580	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,197	819	378	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,070	785	285	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,051	741	310	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,292	905	387	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,078	741	337	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,171	933	238	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,291	1,003	288	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,042	824	218	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,098	862	236	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,017	706	311	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,117	769	348	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,192	815	377	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,474	4,700	1,774	419	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,176	821	355	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,154	821	333	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,624	6,524	2,100	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,085	790	295	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,253	866	387	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,177	856	321	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,133	823	310	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	966	697	269	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,314	908	406	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	1,005	717	288	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	904	629	275	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,078	779	299	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,043	746	297	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,019	733	286	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,127	784	343	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	1,001	720	281	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,114	804	310	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	851	650	201	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,348	8,916	1,432	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,735	4,569	1,166	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,660	3,712	948	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,808	3,833	975	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	24,991	18,631	6,360	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,169	894	275	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	988	769	219	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	930	723	207	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,791	5,675	2,116	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	7,997	6,421	1,576	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,432	2,800	632	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	16,003	12,829	3,174	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,684	11,701	2,983	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,614	8,347	2,267	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,438	7,796	1,642	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,361	7,583	1,778	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,794	7,113	1,681	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,719	5,101	2,618	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,842	3,068	774	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,479	3,916	563	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	3,014	2,487	527	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	28,433	22,830	5,603	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	6,832	5,685	1,147	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,769	2,983	786	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,249	3,235	1,014	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	9/30/32	14,820	4,395	3,307	1,088	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/32	14,820	3,941	2,937	1,004	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/33	14,550	5,113	3,868	1,245	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	3/30/32	14,550	4,443	3,438	1,005	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/37	14,820	5,880	4,548	1,332	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/33	14,550	4,826	3,809	1,017	365	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Abingdon, VA	12/18/12	4,688	2006	6/30/31	15,371	4,245	3,058	1,187	300	100.0%
Wichita, KS	12/14/12	7,200	2012	12/31/32	73,322	5,786	4,766	1,020	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	8/31/32	103,680	22,600	18,874	3,726	2,212	100.0%
Vineland, NJ	09/21/12	22,507	2003	8/31/32	115,368	17,356	13,863	3,493	1,662	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	8/31/32	116,620	15,406	12,456	2,950	1,493	100.0%
Waldorf, MD	09/21/12	18,803	1999	8/31/32	115,660	15,380	11,582	3,798	1,388	100.0%
Mooresville, NC	09/21/12	17,644	2000	8/31/32	108,528	13,302	10,867	2,435	1,303	100.0%
Sennett, NY	09/21/12	7,476	1996	8/31/32	68,160	5,559	4,709	850	628	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	940	815	125	98	100.0%
Orange City, FL	05/23/12	1,317	2011	4/30/27	9,026	999	798	201	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	785	719	66	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	6/30/34	13,650	4,310	3,398	912	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,308	5,308	1,000	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,371	5,163	1,208	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	3/22/32	14,820	5,717	4,581	1,136	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/29/31	85,188	11,804	11,089	715	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/32	14,820	3,282	2,612	670	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	1/31/33	14,691	4,100	3,090	1,010	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	10/31/32	14,752	4,604	3,474	1,130	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/33	13,434	4,472	3,264	1,208	417	100.0%
Elkton, MD	07/27/10	4,872	2008	10/31/33	13,706	3,880	2,925	955	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/33	14,820	3,886	2,901	985	362	100.0%
Total Net Leased		730,360			5,135,139	671,344	502,440	168,904	49,057

Diversified
Isla Vista, CA	05/01/18	83,442	2005	7/2/19(5)	117,324	82,932	68,656	14,276	6,240	75.0%	(7)
Lithia Springs, GA	03/08/18	24,466	2005	(6)	617,969	24,453	17,040	7,413	—	70.6%	(7)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,281	6,032	4,249	675	100.0%
Miami, FL	08/31/17	38,145	1987	9/30/18(8)	166,176	35,986	—	35,986	3,580	80.0%	(7)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,318	—	3,318	1,633	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	28,512	21,789	6,723	1,999	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,337	—	6,337	477	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,328	6,648	1,680	1,184	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,476	7,215	1,261	875	97.0%	(7)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,200	4,901	299	560	97.0%	(7)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,773	15,791	(18)	1,914	77.5%	(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	78,234	74,626	3,608	11,887	77.5%	(7)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,082	18,087	(7,005)	4,246	90.0%	(7)
Total Diversified		377,341			3,115,990	318,912	240,785	78,127	35,270
Condominium
Miami, FL	11/21/13	80,000	2010		(9)	8,407	—	8,407	516	100.0%	(10)
Las Vegas, NV	12/20/12	119,000	2006		(11)	1,347	—	1,347	—	98.8%	(7)(12)
Total Condominium		199,000			—	9,754	—	9,754	516
Total		$1,306,701			8,251,129	$1,000,010	$743,225	$256,785	$84,843

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2018. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	40 property student housing portfolio with 73 leaseable units with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(6)	No lease in place.

(7)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(8)	This is an apartment complex with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(9)	30 remaining condominium units. As of September 30, 2018, four condominium units were under contract for sale with a book value of $0.9 million.

(10)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(11)	Five remaining condominium units. There were two condominium units under contract for sale as of September 30, 2018.

(12)
We own, through a majority-owned joint venture with an operating partner, a portfolio of residential condominium units, some of which are subject to residential leases. The joint venture intends to sell these units. The residential leases are generally short term in nature and are not included in the table above given the joint venture’s intention to sell the units.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2018, Grace Lake LLC owned an office building campus with a carrying value of $58.6 million, which is net of accumulated depreciation of $25.6 million, that is financed by $67.3 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2018, the book value of our investment in Grace Lake LLC was $4.8 million. During the nine months ended September 30, 2018, we received a $1.3 million distribution from our investment in Grace Lake JV, LLC.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of September 30, 2018, 16 residential condominium units were under contract for sale for $39.3 million in sales proceeds. As of September 30, 2018, the Company is holding a 10.0% deposit on each sales contract. The Company expects to start closing on the existing sales contracts during the quarter ended December 31, 2018, pending New York City Building Department approvals. Our operating partner entered into a construction loan with The Bank of the Ozarks in the amount of $50.5 million to fund the completion of the project. As of September 30, 2018, draws of $46.4 million have been taken against the construction loan. The Company has no remaining capital commitment to our operating partner. As of September 30, 2018, the book value of our investment in 24 Second Avenue was $31.3 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of September 30, 2018, the book value of our investment in FHLB Stock was $57.9 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.7 billion at September 30, 2018, a $266.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of September 30, 2018, there was $752.0 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of September 30, 2018, we had total outstanding balances of $221.6 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of September 30, 2018, we had outstanding balances of $743.2 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.2 billion of borrowings from the FHLB outstanding at September 30, 2018. As of September 30, 2018, we also had a $266.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of September 30, 2018, our debt-to-equity ratio was 3.1:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of September 30, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by solid demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. After an extended period of low and stable interest rates in the U.S., recent interest rate increases and concerns regarding the potential for additional future interest rate increases has also contributed to demand for long term fixed rate mortgage financing. More than $1.9 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward. Somewhat offsetting these positive macro market factors is the yield curve's flattening trend which may reflect a market anticipating slower economic growth in the future.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable credit spread environment that was also favorable. The tightening of CMBS credit spreads that generally prevailed during 2017 is seen as reflective of the potential for the healthy and stable conditions to continue to prevail in the commercial real estate lending market in 2018. The U.S. CMBS new issuance market has been active in 2018, with issuance for the first nine months of 2018 totaling $58.2 billion, a slight decrease of 5.3% compared to the same period in 2017, but a marked increase of 28.9% compared to the same period in 2016. During the first three months of 2018, CMBS credit spreads tightened further, but then re-widened during the three month period ended June 30, 2018, before remaining relatively stable and range-bound during the three month period ended September 30, 2018.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Investment overview

Investment activity in the three months ended September 30, 2018 focused on loan, security and real estate activities. We originated and funded $676.7 million in principal value of commercial mortgage loans in the three months ended September 30, 2018. We acquired $59.1 million of new securities, which was offset by $144.6 million of sales and $36.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $128.1 million during the three months ended September 30, 2018. We received proceeds from the sale of real estate of $113.4 million.

Investment activity in the three months ended September 30, 2017 focused on loan, security and real estate activities. We originated and funded $630.1 million in principal value of commercial mortgage loans in the three months ended September 30, 2017. We acquired $33.0 million of new securities, which was offset by $323.9 million of sales and $11.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $310.1 million during the three months ended September 30, 2017. We also invested $48.6 million in real estate and received proceeds from the sale of real estate of $8.1 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $66.6 million for the three months ended September 30, 2018, compared to $23.6 million for the three months ended September 30, 2017. The most significant drivers of the $43.0 million increase are as follows:

•
an increase in total other income of $57.1 million, primarily as a result of a $60.5 million increase in realized gain on sale of real estate, net, a $7.4 million increase in net results from derivative transactions and an increase of $2.7 million in sale of loans, net, partially offset by a $9.3 million decrease in realized gain (loss) on securities;

•
an increase in net interest income of $9.6 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2017 and 2018, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•	an increase in provision for loan losses of $10.3 million, primarily as a result of a $10.0 million loan-specific loss provision recorded on one of the Company’s loans further discussed below;

•
an increase in total costs and expenses of $0.9 million compared to the prior year, primarily as a result of a $2.5 million increase in salaries and employee benefits, a $0.7 million increase in operating expenses, a $0.1 million increase in fee expense, partially offset by a $2.2 million decrease in real estate operating expenses; and

•
an increase in income tax expense (benefit) of $1.8 million compared to the prior year, primarily as a result of significant increases to income in our TRSs related to securitization profit (along with related derivative gains), partially offset by reduced condominium sales and a reduction in tax rate due to the Tax Cuts and Jobs Act.

Core earnings, a non-GAAP financial measure, totaled $63.4 million for the three months ended September 30, 2018, compared to $35.7 million for the three months ended September 30, 2017. The significant components of the $27.7 million increase in core earnings are an increase in realized gain on the sale of real estate, net of $38.8 million, an increase in net results from derivative transactions of $8.1 million and an increase in profits on sales of loans, net of $3.0 million, partially offset by, a decrease of $9.2 million in gain (loss) on securities and a decrease in net interest income of $0.7 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $90.4 million for the three months ended September 30, 2018, compared to $66.8 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $4.0 billion. For the three months ended September 30, 2017, securities investments averaged $1.4 billion and loan investments averaged $3.1 billion. There was a $913.8 million increase in loan investments, partially offset by a $278.5 million decrease in securities investments, resulting in higher interest income due to both higher combined investment balance and investment mix composition with higher yields on loans versus yields on securities investments as well as rising interest rates.

Interest expense totaled $51.5 million for the three months ended September 30, 2018, compared to $37.5 million for the three months ended September 30, 2017. The $14.0 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2017 and 2018, a decreased reliance on FHLB financing and securities repurchase financing, and an increase in higher cost CLO debt and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our interest expense related to mortgage loan financing increased by $3.8 million from $5.9 million for the three months ended September 30, 2017 to $9.7 million for the three months ended September 30, 2018, primarily as a result of our increase in average outstanding mortgage loan financing of $772.7 million for the three months ended September 30, 2018 compared to $666.7 million for the three months ended September 30, 2017 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $28.6 million for the three months ended September 30, 2018, compared to $29.3 million for the three months ended September 30, 2017. The $0.7 million decrease in net interest income after provision for loan losses was primarily attributable to the increase in net interest income discussed above, offset by the increase in interest expense discussed above and the increase in our provision for loan losses discussed below.

Cost of funds, a non-GAAP financial measure, totaled $52.8 million for the three months ended September 30, 2018, compared to $40.2 million for the three months ended September 30, 2017. The $12.6 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of September 30, 2018, the weighted average yield on our mortgage loan receivables was 7.5%, compared to 6.7% as of September 30, 2017 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of September 30, 2018, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.8%, compared to 2.6% as of September 30, 2017. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2017 to September 30, 2018 was primarily due to higher prevailing market borrowing rates. As of September 30, 2018, we had outstanding borrowings secured by our mortgage loan receivables equal to 48.6% of the carrying value of our mortgage loan receivables, compared to 40.5% as of September 30, 2017.

As of September 30, 2018, the weighted average yield on our real estate securities was 3.1%, compared to 2.9% as of September 30, 2017. As of September 30, 2018, the weighted average interest rate on borrowings against our real estate securities was 2.5%, compared to 1.6% as of September 30, 2017. The increase in the rate on borrowings against our real estate securities from September 30, 2017 to September 30, 2018 was primarily due to higher prevailing market borrowing rates. As of September 30, 2018, we had outstanding borrowings secured by our real estate securities equal to 85.5% of the carrying value of our real estate securities, compared to 84.8% as of September 30, 2017.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2018, the weighted average interest rate on mortgage borrowings against our real estate was 5.1%, compared to 4.9% as of September 30, 2017. As of September 30, 2018, we had outstanding borrowings secured by our real estate equal to 74.3% of the carrying value of our real estate, compared to 63.9% as of September 30, 2017.

Provision for loan losses

We had a $10.3 million provision for loan loss expense for the three months ended September 30, 2018 and no provision for loan loss expense for the three months ended September 30, 2017. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. We determined that an increase in our provision expense for loan losses of $10.3 million was required for the three months ended September 30, 2018. This provision consisted of a portfolio-based, general reserve of $0.3 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment and an asset-specific reserve of $10.0 million relating to one of the Company’s loans. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 4. Mortgage Loan Receivables to the consolidated financial statements.

Operating lease income and tenant recoveries

Operating lease income totaled $22.7 million for the three months ended September 30, 2018, compared to $22.9 million for the three months ended September 30, 2017. The decrease of $0.2 million was primarily attributable to the timing of the real estate sales during each quarter.

Tenant recoveries totaled $2.3 million for the three months ended September 30, 2018, compared to $2.4 million for the three months ended September 30, 2017. The decrease of $0.1 million was primarily attributable to the timing the real estate sales during each quarter.

Sales of loans, net

We recorded $1.9 million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended September 30, 2018, compared to $(0.8) million for the three months ended September 30, 2017, an increase of $2.7 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. In the three months ended September 30, 2018, we participated in one securitization transaction, transferring 13 loans with an aggregate outstanding principal balance of $102.0 million. In the three months ended September 30, 2017, we participated in no securitization transactions. In addition, in the three months ended September 30, 2017, we recorded $0.8 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $2.3 million income (loss) from sales of securitized loans, net of hedging for the three months ended September 30, 2018, compared to no income from sales of securitized loans, net of hedging for the three months ended September 30, 2017, due to no securitization activity during that period.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(2.6) million for the three months ended September 30, 2018, compared to $6.7 million for the three months ended September 30, 2017, a $9.3 million decrease. For the three months ended September 30, 2018, we sold $144.6 million of securities, comprised of $144.6 million of CMBS and no U.S. Agency Securities. For the three months ended September 30, 2017, we sold $323.9 million of securities, comprised of $318.9 million of CMBS and $5.0 million of U.S. Agency Securities. The decrease reflects lower margin on sale of securities in 2018 as compared to 2017 and due to the increase in interest rates throughout 2017 and 2018.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.1 million for the three months ended September 30, 2018, compared to a gain of $0.6 million for the three months ended September 30, 2017. The negative change of $0.5 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2017 and 2018, partially offset by sales and amortization of the portfolio. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the three months ended September 30, 2018, income from sales of real estate, net totaled $63.7 million compared to $3.2 million for the three months ended September 30, 2017. The increase of $60.5 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended September 30, 2018 and 2017, we sold no single-tenant net leased properties.

During the three months ended September 30, 2018 we sold a portfolio of four diversified commercial real estate properties, resulting in a net gain on sale of $62.9 million. During the three months ended September 30, 2017, we sold no diversified commercial real estate properties.

During the three months ended September 30, 2018, income from sales of residential condominiums totaled $0.8 million. We sold two residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $0.5 million, and six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.3 million. During the three months ended September 30, 2017, income from sales of residential condominiums totaled $3.4 million. We sold 16 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.1 million, and five residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.3 million.

Fee and other income

Fee and other income totaled $4.9 million for the three months ended September 30, 2018, compared to $4.3 million for the three months ended September 30, 2017. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock. The $0.6 million increase in fee and other income year-over-year was primarily due to an increase in exit fees, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $7.1 million for the three months ended September 30, 2018, which was comprised of an unrealized loss of $1.0 million and a realized gain of $8.1 million, compared to a loss of $0.3 million which was comprised of an unrealized loss of $2.2 million and a realized gain of $1.9 million, for the three months ended September 30, 2017, a positive change of $7.4 million. The derivative positions that generated these results were a combination of futures, interest rate swaps, and credit derivatives that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2018 was primarily related to the movement in interest rates during the three months ended September 30, 2018. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.4 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017. Earnings from our investment in Grace Lake JV totaled $0.6 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.2) million for the three months ended September 30, 2018 and 2017. The loss is due to a negative return related to upfront sales costs on the investment. As of September 30, 2018, 16 residential condominium units were under contract for sale for $39.3 million in sales proceeds. We expect to start closing on the existing sales contracts during the quarter ended December 31, 2018, pending New York City Building Department approvals.

Gain (loss) on extinguishment/defeasance of debt

Gain (loss) on extinguishment/defeasance of debt totaled $(4.3) million for the three months ended September 30, 2018. There was no Gain (loss) on extinguishment/defeasance of debt for the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company retired $47.0 million of principal of mortgage loan financing in connection with the sale of real estate, recognizing a $4.3 million net loss on extinguishment of debt after paying $4.3 million of defeasance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $15.8 million for the three months ended September 30, 2018, compared to $13.3 million for the three months ended September 30, 2017. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $2.5 million in compensation expense was primarily attributable to an increase in bonus expense and an increase in equity based compensation expense.

Operating expenses

Operating expenses totaled $5.5 million for the three months ended September 30, 2018, compared to $4.8 million for the three months ended September 30, 2017. Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase of $0.7 million was primarily related to an increase in professional fees and other operating expenses.

Real estate operating expenses

Real estate operating expenses totaled $7.2 million for the three months ended September 30, 2018, compared to $9.4 million for the three months ended September 30, 2017. The decrease of $2.2 million in real estate operating expenses primarily relates to the smaller inventory of condominium properties.

Fee expense

Fee expense totaled $1.3 million for the three months ended September 30, 2018, compared to $1.2 million for the three months ended September 30, 2017. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.1 million in fee expense was primarily attributable to an increase in servicing fees related to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost, partially offset by a decrease in financing fees due to reduced cost of capital at September 30, 2018, as compared to September 30, 2017.

Depreciation and amortization

Depreciation and amortization totaled $10.4 million for the three months ended September 30, 2018, compared to $10.6 million for the three months ended September 30, 2017. The $0.2 million decrease in depreciation and amortization is was primarily attributable to the timing the real estate sales during each quarter.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax expense (benefit) totaled $1.2 million for the three months ended September 30, 2018, compared to $(0.6) million for the three months ended September 30, 2017. The increase of $1.8 million is primarily attributable to significant increases to income in our TRSs related to securitization profit (along with related derivative gains), partially offset by reduced condominium sales and a reduction in tax rate due to the Tax Cuts and Jobs Act.

Results of Operations

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Investment overview

Investment activity in the nine months ended September 30, 2018 focused on loan, security and real estate activities. We originated and funded $2.4 billion in principal value of commercial mortgage loans, which was offset by $926.4 million of sales and $788.5 million of principal repayments in the nine months ended September 30, 2018. We acquired $303.0 million of new securities, which was offset by $306.1 million of sales and $93.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $128.2 million during the nine months ended September 30, 2018. We also invested $113.9 million in real estate and received proceeds from the sale of real estate of $214.6 million.

Investment activity in the nine months ended September 30, 2017 focused on loan, security and real estate activities. We originated and funded $1.8 billion in principal value of commercial mortgage loans, which was offset by $563.9 million of sales and $247.0 million of principal repayments in the nine months ended September 30, 2017. We acquired $184.5 million of new securities, which was offset by $993.7 million of sales and $93.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $928.6 million during the nine months ended September 30, 2017. We also invested $230.7 million in real estate and received proceeds from the sale of real estate of $20.7 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $155.9 million for the nine months ended September 30, 2018, compared to $59.2 million for the nine months ended September 30, 2017. The most significant drivers of the $96.7 million increase are as follows:

•
an increase in total other income (loss) of $109.9 million, primarily as a result of a $88.5 million increase in profits on sale of real estate, a $47.6 million increase in net results from derivative transactions and a $6.9 million increase in operating lease income, partially offset by a decrease of $24.1 million in realized gains on securities and a decrease of $11.2 million in sales of loans, net;

•
an increase in net interest income of $23.5 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2017 and 2018, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•
an increase in provision for loan losses of $13.6 million, primarily as a result of a $10.0 million and a $2.7 million loan-specific loss provision recorded on three of the Company’s loans further discussed below;

•
an increase in total costs and expenses of $4.4 million compared to the prior year, primarily as a result of a $3.0 million increase in salaries and employee benefits, a $2.6 million increase in depreciation and amortization, partially offset by a $1.1 million decrease in real estate operating expenses; and

•
an increase in income tax expense (benefit) of $1.0 million compared to the prior year, primarily as a result of significant increases to income in our TRSs from gains on derivative transactions, partially offset by reduced condominium sales and a reduction in tax rate due to the Tax Cuts and Jobs Act.

Core earnings, a non-GAAP financial measure, totaled $177.6 million for the nine months ended September 30, 2018, compared to $118.4 million for the nine months ended September 30, 2017. The significant components of the $59.2 million increase in core earnings are an increase in total other income (loss) of $73.0 million, primarily as a result of an increase of $64.4 million in sale of real estate, net, an increase of $37.7 million in net results from derivative transactions and an increase of $6.8 million in operating lease income, partially offset by a decrease of $24.1 million in gain (loss) on securities, a decrease of $14.7 million in sale of loans, net, and the changes in provision for loan losses and total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $253.8 million for the nine months ended September 30, 2018, compared to $190.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.9 billion. For the nine months ended September 30, 2017, securities investments averaged $1.6 billion and loan investments averaged $2.9 billion. There was a $1.0 billion increase in loan investments, offset by a $522.7 million decrease in securities investments, resulting in higher interest income due to both higher combined investment balance and investment mix composition with higher yields on loans verses yields on securities investments as well as rising interest rates.

Interest expense totaled $144.6 million for the nine months ended September 30, 2018, compared to $104.6 million for the nine months ended September 30, 2017. The $40.0 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2017 and 2018, a decreased reliance on FHLB financing and securities repurchase financing, and an increase in higher cost CLO debt and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net has continued to increase during 2017 and 2018 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $12.4 million from $15.1 million for the nine months ended September 30, 2017 to $27.5 million for the nine months ended September 30, 2018, primarily as a result of our increase in average outstanding mortgage loan financing of $732.4 million for the nine months ended September 30, 2018 compared to $619.4 million for the nine months ended September 30, 2017.

Net interest income after provision for loan losses totaled $95.6 million for the nine months ended September 30, 2018, compared to $85.8 million for the nine months ended September 30, 2017. The $9.8 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $150.4 million for the nine months ended September 30, 2018, compared to $116.4 million for the nine months ended September 30, 2017. The $34.0 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2016 and 2017 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of September 30, 2018, the weighted average yield on our mortgage loan receivables was 7.5%, compared to 6.7% as of September 30, 2017 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of September 30, 2018, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.8%, compared to 2.6% as of September 30, 2017. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2017 to September 30, 2018 was primarily due to higher prevailing market borrowing rates as of September 30, 2018 compared to September 30, 2017. As of September 30, 2018, we had outstanding borrowings secured by our mortgage loan receivables equal to 48.6% of the carrying value of our mortgage loan receivables, compared to 40.5% as of September 30, 2017.

As of September 30, 2018, the weighted average yield on our real estate securities was 3.1%, compared to 2.9% as of September 30, 2017. As of September 30, 2018, the weighted average interest rate on borrowings against our real estate securities was 2.5%, compared to 1.6% as of September 30, 2017. The increase in the rate on borrowings against our real estate securities from September 30, 2017 to September 30, 2018 was primarily due to higher prevailing market borrowing rates as of September 30, 2018 versus September 30, 2017. As of September 30, 2018, we had outstanding borrowings secured by our real estate securities equal to 85.5% of the carrying value of our real estate securities, compared to 84.8% as of September 30, 2017.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2018, the weighted average interest rate on mortgage borrowings against our real estate was 5.1%, compared to 4.9% as of September 30, 2017. As of September 30, 2018, we had outstanding borrowings secured by our real estate equal to 74.3% of the carrying value of our real estate, compared to 63.9% as of September 30, 2017.

Provision for loan losses

We had $13.6 million provision for loan loss expense for the nine months ended September 30, 2018 and no provision for loan losses for the nine months ended September 30, 2017. We originate and invest primarily in loans with high credit quality, and we sell our conduit loans in the ordinary course of business. We estimate our loan loss provision based on our historical loss experience and our expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets approach maturity and ultimate refinancing where applicable. The Company determined that an increase in its provision expense for loan losses of $13.6 million was required for the nine months ended September 30, 2018. This provision consisted of a portfolio-based, general reserve of $0.9 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, an asset-specific reserve of $2.7 million relating to two of the Company’s loans and an asset-specific reserve of $10.0 million relating to one of the Company’s loans. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 4. Mortgage Loan Receivables to the consolidated financial statements.

Operating lease income and tenant recoveries

Operating lease income totaled $71.6 million for the nine months ended September 30, 2018, compared to $64.7 million for the nine months ended September 30, 2017. The increase of $6.9 million was primarily attributable to income on properties acquired in 2018 and a full period of operations of properties acquired in 2017. In addition, there was a $41.9 million decrease in our real estate balance from September 30, 2017 to September 30, 2018 resulting from dispositions, which occurred late in the period, and have not yet impacted operating lease income.

Tenant recoveries totaled $7.8 million for the nine months ended September 30, 2018, compared to $5.1 million for the nine months ended September 30, 2017. The increase of $2.7 million primarily reflects additional recoveries on properties acquired in 2018 and a full period of recoveries on properties acquired in 2017, partially offset by the decrease in recoveries on an existing office property due to a lease expiration. In addition, there was a $41.9 million decrease in our real estate balance from September 30, 2017 to September 30, 2018 resulting from dispositions, which occurred late in the period, and have not yet impacted tenant recoveries.

Sale of loans, net

Income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, totaled $12.9 million for the nine months ended September 30, 2018, compared to $24.1 million for the nine months ended September 30, 2017, a decrease of $11.2 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2018, we participated in six separate securitization transactions, selling/transferring 80 loans with an aggregate outstanding principal balance of $939.3 million. In addition, during the nine months ended September 30, 2018, we recorded $0.5 million of realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2017, we executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf, selling 57 loans with an aggregate outstanding principal balance of $625.7 million. In addition, in the nine months ended September 30, 2017, we recorded $1.8 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $22.7 million income (loss) from sales of securitized loans, net of hedging for the nine months ended September 30, 2018 compared to $17.0 million for the nine months ended September 30, 2017. The $5.7 million increase was due to an increase in the aggregate outstanding principal balance of loans sold, period over period, partially offset by increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(4.9) million for the nine months ended September 30, 2018, compared to $19.2 million for the nine months ended September 30, 2017, a decrease of $24.1 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(2.2) million for the nine months ended September 30, 2018, compared to $(1.2) million for the nine months ended September 30, 2017, an increase of $(1.0) million. For the nine months ended September 30, 2018, we sold $306.1 million of CMBS securities, comprised of $305.6 million of CMBS and $0.5 million of U.S. Agency Securities. For the nine months ended September 30, 2017, we sold $993.7 million of CMBS securities, comprised of $988.7 million of CMBS and $5.0 million U.S. Agency Securities. The decrease in sales of securities reflects lower transaction volume in 2018 as compared to 2017.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.5 million for the nine months ended September 30, 2018, compared to a gain of $1.0 million for the nine months ended September 30, 2017. The negative change of $0.5 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2017 and 2018, partially offset by sales and amortization of the portfolio during the nine months ended September 30, 2018. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the nine months ended September 30, 2018, realized gain on sale of real estate, net totaled $96.3 million, compared to $7.8 million for the nine months ended September 30, 2017. The increase of $88.5 million was a result of the commercial real estate and residential condominium sales discussed below.

During the nine months ended September 30, 2018 and 2017, there were no sales of single-tenant net lease properties.

During the nine months ended September 30, 2018, we sold six diversified commercial real estate properties, resulting in a net gain on sale of $92.4 million. During the nine months ended September 30, 2017, we sold no diversified commercial real estate properties.

During the nine months ended September 30, 2018, income from sales of residential condominiums totaled $4.0 million. We sold eight residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.1 million, and 18 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.9 million. We expect to substantially complete the sale of the remaining Veer units in 2018 or early 2019 and the remaining Terrazas units in less than 18 to 24 months which would result in reduced profit on condominium sales in future periods. During the nine months ended September 30, 2017, income from sales of residential condominiums totaled $7.9 million. We sold 37 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $6.6 million, and 21 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.3 million.

Fee and other income

Fee and other income totaled $17.6 million for the nine months ended September 30, 2018, compared to $13.4 million for the nine months ended September 30, 2017. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees and dividend income on our investment in FHLB stock. The $4.2 million increase in fee and other income year-over-year was primarily due to an increase in exit fees, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $29.2 million for the nine months ended September 30, 2018, which was comprised of an unrealized gain of $1.4 million and a realized gain of $27.8 million, compared to a loss of $18.4 million which was comprised of an unrealized loss of $3.5 million and a realized loss of $14.9 million, for the nine months ended September 30, 2017, a positive change of $47.6 million. The derivative positions that generated these results were a combination of interest rate swaps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2018 was primarily related to movement in interest rates during the nine months ended September 30, 2018. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.5 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Earnings from our investment in Grace Lake LLC totaled $1.1 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.7) million and $(0.8) million for the nine months ended September 30, 2018 and 2017, respectively. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.7 million and $0.8 million in construction costs and pre-completion sales and marketing costs during the construction period for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, 16 residential condominium units were under contract for sale for $39.3 million in sales proceeds. We expect to start closing on the existing sales contracts during the quarter ended December 31, 2018, pending New York City Building Department approvals.

Gain (loss) on extinguishment/defeasance of debt

Gain (loss) on extinguishment/defeasance of debt totaled $(4.4) million and $(0.1) million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the Company retired $5.9 million of principal of the CLO Debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $69.3 thousand of unamortized debt issuance costs associated with the retired debt. During the nine months ended September 30, 2018, the Company also retired $47.0 million of principal of mortgage loan financing in connection with the sale of real estate, recognizing a $4.3 million net loss on extinguishment of debt after paying $4.3 million of defeasance costs associated with the retired debt. During the nine months ended September 30, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $(22.8) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $46.8 million for the nine months ended September 30, 2018, compared to $43.8 million for the nine months ended September 30, 2017. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $3.0 million in compensation expense was attributable to the increase in bonus expense partially offset by a decrease in equity based compensation expense in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Operating expenses

Operating expenses totaled $16.6 million for the nine months ended September 30, 2018, compared to $16.1 million for the nine months ended September 30, 2017. Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase of $0.5 million was primarily related to an increase in occupancy costs, professional fees and other operating expenses.

Real estate operating expenses

Real estate operating expenses totaled $23.8 million for the nine months ended September 30, 2018, compared to $24.9 million for the nine months ended September 30, 2017. The decrease of $1.1 million in real estate operating expense was in part due to the decrease in real estate in 2018 and a decrease in operating expenses for the condominiums.

Fee expense

Fee expense totaled $3.0 million for the nine months ended September 30, 2018, compared to $3.6 million for the nine months ended September 30, 2017. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.6 million in fee expense was primarily attributable to a decrease in financing fees due to reduced cost of capital, partially offset by an increase in servicing fees related to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at September 30, 2018, as compared to September 30, 2017.

Depreciation and amortization

Depreciation and amortization totaled $31.9 million for the nine months ended September 30, 2018, compared to $29.3 million for the nine months ended September 30, 2017. The $2.6 million increase in depreciation and amortization is primarily attributable to a full period of depreciation and amortization related to properties acquired in 2017, partially offset by an out-of-period adjustment recorded in the first quarter of 2017, reducing depreciation expense by $0.8 million, relating to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $5.7 million for the nine months ended September 30, 2018, compared to $4.7 million for the nine months ended September 30, 2017. The increase of $1.0 million is primarily attributable to the significant increase to income in our TRSs from gains on derivative transactions, partially offset by reduced condominium sales and a reduction in tax rate due to the Tax Cuts and Jobs Act.

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

As of September 30, 2018, we had unrestricted cash and cash equivalents of $49.6 million, unencumbered loans of $1.2 billion, unencumbered securities of $5.1 million, unencumbered real estate of $19.4 million and $389.7 million of other assets not secured by any portion of secured indebtedness, including the net equity in consolidated VIEs.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.7 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $4.0 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at September 30, 2018.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $49.6 million and $76.7 million at September 30, 2018 and December 31, 2017, respectively. We held restricted cash of $35.3 million and $106.0 million at September 30, 2018 and December 31, 2017, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $84.9 million and $182.7 million at September 30, 2018 and December 31, 2017, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(51.3) million and $(316.4) million during the nine months ended September 30, 2018 and 2017, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $265.1 million increase in cash generated from operations for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2018 and December 31, 2017 are set forth in the table below ($ in thousands):

	September 30, 2018	December 31, 2017

Committed loan repurchase facilities	$751,971	$398,653
Committed securities repurchase facility	97,921	—
Uncommitted securities repurchase facilities	123,725	74,757
Total repurchase facilities	973,617	473,410
Revolving credit facility	—	—
Mortgage loan financing(1)	743,225	692,696
CLO debt(2)	672,001	688,479
Participation financing - mortgage loan receivable	2,516	3,107
Borrowings from the FHLB	1,212,000	1,370,000
Senior unsecured notes(3)	1,154,274	1,152,134
Total debt obligations	$4,757,633	$4,379,826

(1)	Presented net of unamortized debt issuance costs of $1.0 million as of September 30, 2018.

(2)	Presented net of unamortized debt issuance costs of $3.5 million and $6.0 million as of September 30, 2018 and December 31, 2017, respectively.

(3)	Presented net of unamortized debt issuance costs of $11.9 million and $14.1 million at September 30, 2018 and December 31, 2017, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $780.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of September 30, 2018 and December 31, 2017. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.7 billion of credit capacity. As of September 30, 2018, the Company had $752.0 million of borrowings outstanding, with an additional $0.9 billion of committed financing available. As of December 31, 2017, the Company had $398.7 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2018 and December 31, 2017.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2018, the Company had $97.9 million borrowings outstanding, with an additional $302.1 million of committed financing available. As of December 31, 2017, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

September 30, 2015	1,241,326	1,420,356	1,653,179	1,191,326	1,347,523	1,556,429	50,000	72,833	96,750
December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334	—	—	—
December 31, 2017	473,410	739,721	892,081	473,410	739,721	892,081	—	—	—
March 31, 2018	754,377	721,139	773,383	754,377	721,139	773,383	—	—	—
June 30, 2018	819,963	787,568	819,962	819,963	787,568	819,962	—	—	—
September 30, 2018	973,616	934,554	973,616	973,617	934,554	973,617	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of September 30, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $973.6 million. As of September 30, 2018, four counterparties, Deutsche Bank, JP Morgan, US Bank and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $77.7 million, or 5% of our total equity. As of September 30, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 34.0%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company entered into a revolving credit facility (the “Revolving Credit Facility”) on February 11, 2014, and subsequent amendments on February 26, 2016, March 1, 2017, March 23, 2017, September 29, 2017, October 27, 2017, September 14, 2018 and September 28, 2018, which provided for, among other things, (i) additional members in the lenders’ syndicate and an increase in the aggregate maximum borrowings under the agreement to $266.4 million, (ii) additional 1-year extension options to extend the final maturity date to February 2023, and (iii) a reduction in the cost of funds by 0.25%.

The Revolving Credit Facility provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2019, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2018, we executed 11 term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2020 - 2028 and totaling $743.2 million and $692.7 million at September 30, 2018 and December 31, 2017, respectively. These long-term non-recourse mortgages include net unamortized premiums of $6.1 million and $6.6 million at September 30, 2018 and December 31, 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.8 million and $0.7 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2018 and 2017, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $944.6 million and $911.0 million as of September 30, 2018 and December 31, 2017, respectively.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. The Company had a total of $672.0 million and $688.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. Unamortized debt issuance costs of $3.5 million and $6.0 million are included in CLO Debt as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the CLO debt has interest rates of 3.04% to 5.76% (with a weighted average of 4.06%). As of September 30, 2018, collateral for the CLO debt comprised $869.5 million of first mortgage commercial mortgage real estate loans.

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

On December 21, 2017, a consolidated subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s affiliate. An affiliate of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO, retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE.

Participation Financing - Mortgage Loan Receivable

During the three months ended March 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million and $3.1 million outstanding as of September 30, 2018 and December 31, 2017, respectively. The Company recorded $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2018, respectively. The Company recorded $0.2 million and $0.4 million of interest expense for the three and nine months ended September 30, 2017, respectively.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of September 30, 2018, Tuebor had $1.2 billion of borrowings outstanding (with an additional $721.5 million of committed term financing available from the FHLB), with terms of overnight to six years, interest rates of 1.02% to 2.74%, and advance rates of 58.0% to 95.2% of the collateral. As of September 30, 2018, collateral for the borrowings was comprised of $721.5 million of CMBS and U.S. Agency Securities and $916.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the three months ended September 30, 2018. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of September 30, 2018, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 25.5% of the Company’s outstanding debt obligations as of September 30, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.7 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2018, the Company has a 88.2% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $11.9 million and $14.1 million are included in senior unsecured notes as of September 30, 2018 and December 31, 2017, respectively.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $16.94 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of September 30, 2018		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of September 30, 2017		$44,353

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

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital. The tax treatment of the 2018 dividends will be disclosed by the end of January 2019. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
November 1, 2018	0.570	(1)
Total	$1.535

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

(1)
On November 1, 2018, our board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend will be paid as a combination of cash and Class A common stock, subject to shareholder elections.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $756.7 million for the nine months ended September 30, 2018 and $267.3 million for the nine months ended September 30, 2017. Repayment of real estate securities provided net cash of $93.2 million for the nine months ended September 30, 2018 and $93.2 million for the nine months ended September 30, 2017.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $926.9 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2018 and $512.1 million sales of mortgage loans for the nine months ended September 30, 2017.

Proceeds from the sale of securities

We invest in CMBS and U.S. Agency Securities. Proceeds from sales of securities provided net cash of $306.1 million for the nine months ended September 30, 2018 and $995.9 million for the nine months ended September 30, 2017.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $214.4 million for the nine months ended September 30, 2018 and $20.5 million for the nine months ended September 30, 2017.

Proceeds from the issuance of equity

For the nine months ended September 30, 2018 and 2017, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of September 30, 2018 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,349,073	(1)	$1,147,675	$422,061	$682,954	$3,601,763
Senior unsecured notes	—		266,201	500,000	400,000	1,166,201
Interest payable(2)	132,485		204,566	57,695	52,800	447,546
Other funding obligations(3)	385,972		—	—	—	385,972
Payments pursuant to tax receivable agreement	105		209	209	1,047	1,570
Operating lease obligations	295		2,360	1,279	—	3,934
Total	$1,867,930		$1,621,011	$981,244	$1,136,801	$5,606,986

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2018 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2018.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of September 30, 2018, our off-balance sheet arrangements consisted of $386.0 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2017, our off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

We define core earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in Agency interest-only securities and passive interest in unconsolidated joint ventures; (iv) economic gains on securitization transactions not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) non-cash stock-based compensation; and (vi) certain one-time transactional items. As more fully described in Notes 2 and 4, in the fourth quarter of 2017, the Company changed its method of accounting for transfers of financial assets subject to certain transfer restrictions on the Third Party Purchasers of risk retention securities in securitizations imposed by the Dodd-Frank Act. Because such transactions are now treated as sales for purposes of net income, the Company no longer makes an adjustment to net income for purposes of core earnings. The Company reflected this change in accounting principle retrospectively to prior interim periods within 2017.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Income (loss) before taxes	$84,668	$29,245	$200,508	$85,163
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP) (1)	(7,851)	257	(16,155)	(157)
Our share of real estate depreciation, amortization and gain adjustments (2)	(12,435)	9,221	2,398	26,519
Adjustments for unrecognized derivative results (3)	(3,614)	(4,298)	(16,320)	(6,489)
Unrealized (gain) loss on Agency IO securities	(142)	(577)	(456)	(1,034)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	7	(324)	(530)	2,968
Non-cash stock-based compensation	2,763	2,127	8,186	11,422
Core earnings	$63,396	$35,651	$177,631	$118,392

(1)
Includes $8 thousand and $8 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended September 30, 2018 and 2017, respectively. Includes $23 thousand and $24 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the nine months ended September 30, 2018 and 2017, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

	Total GAAP depreciation and amortization	$10,417	$10,606	$31,896	$29,323
	Less: Depreciation and amortization related to non-rental property fixed assets	(18)	(23)	(56)	(70)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(1,076)	(328)	(2,447)	(824)
	Our share of real estate depreciation and amortization	9,323	10,255	29,393	28,429

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(22,066)	(577)	(27,553)	(1,459)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	653	5	1,844	12
	Our share of accumulated depreciation and amortization on real estate sold	(21,413)	(572)	(25,709)	(1,447)

	Less: Operating lease income on above/below market lease intangible amortization	(345)	(462)	(1,286)	(463)

	Our share of real estate depreciation, amortization and gain adjustments	$(12,435)	$9,221	$2,398	$26,519

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

	GAAP realized gain on sale of real estate, net	$63,704	$3,228	$96,341	$7,790
	Adjusted gain/loss on sale of real estate for purposes of core earnings	(42,291)	$(2,656)	(70,632)	(6,343)
	Our share of accumulated depreciation and amortization on real estate sold	$21,413	$572	$25,709	$1,447

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

	Net results from derivative transactions	$7,115	$(348)	$29,156	$(18,352)
	Hedging interest expense	1,365	3,449	5,789	12,573
	Hedging realized result	(4,866)	1,197	(18,625)	12,268
	Adjustments for unrecognized derivative results	$3,614	$4,298	$16,320	$6,489

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(1)	2017	2018	2017

Number of loans	13	—	80	57
Face amount of loans sold into securitizations	$101,978	$—	$939,314	$625,653
Number of securitizations	1	—	6	1

Income from sales of securitized loans, net (1)	$1,861	$—	$13,356	$26,063
Hedge gain/(loss) related to loans securitized (2)	453	—	9,329	(9,068)
Income from sales of securitized loans, net of hedging	2,314	—	22,685	16,995
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	265	—	232	3,746
Core gain on sale of securitized loans	$2,579	$—	$22,917	$20,741

(1)
The following is a reconciliation of income (loss) from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of income from sales of securitized loans, net ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Income from sales of loans, net	$1,861	$(775)	$12,893	$24,129
Realized losses on loans related to lower of cost or market adjustments	—	411	463	1,779
(Income) loss from sale of loans (non-securitized), net	—	364	—	155
Income from sales of securitized loans, net	$1,861	$—	$13,356	$26,063

(2)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net results from derivative transactions	$7,115	$(348)	$29,156	$(18,352)
Hedge gain/(loss) related to lending and securities positions	(6,662)	661	(19,827)	10,746
Hedge gain/(loss) related to loans (non-securitized)	—	(313)	—	(1,462)
Hedge gain/(loss) related to loans securitized	$453	$—	$9,329	$(9,068)

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	September 30, 2018	December 31, 2017

Debt obligations, net	$4,757,633	$4,379,826
Less: CLO Debt(1)	(672,001)	(688,479)
Adjusted debt obligations	4,085,632	3,691,347

Total equity	1,553,643	1,488,146

Adjusted leverage	2.6	2.5

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest expense	$(51,476)	$(37,485)	$(144,606)	$(104,561)
Interest expense related to liability for loan transferred but not considered sales	—	764	—	780
Net interest expense component of hedging activities (1)	(1,365)	(3,449)	(5,789)	(12,573)
Cost of funds	$(52,841)	$(40,170)	$(150,395)	$(116,354)

Interest income	$90,386	$66,833	$253,822	$190,315
Cost of funds	(52,841)	(40,170)	(150,395)	(116,354)
Interest income, net of cost of funds	$37,545	$26,663	$103,427	$73,961

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

(1)	Net result from derivative transactions	$7,115	$(348)	$29,156	$(18,352)
	Hedging realized result	(4,866)	1,197	(18,625)	12,268
	Hedging unrecognized result	(3,614)	(4,298)	(16,320)	(6,489)
	Net interest expense component of hedging activities	$(1,365)	$(3,449)	$(5,789)	$(12,573)

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2018 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2018, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(15,395)	$16,252
Increase by 1.00%	17,754	(16,057)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of September 30, 2018, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2018, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no material impacts as a result of the accounting pronouncements adopted during the quarter ended September 30, 2018, and as such, there were no changes in controls required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2018 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2018, there were no repurchases of Class A common stock by the Company.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018 and the year ended December 31, 2017; (v) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: November 1, 2018	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: November 1, 2018	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer