Form 10-K
period 2018-12-31
Ladder Capital Corp
filed 2019-02-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,359,293,887 as of June 30, 2018, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $15.62 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2019
Class A Common Stock, $0.001 par value	107,016,471
Class B Common Stock, $0.001 par value	13,198,344

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2019 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

LADDER CAPITAL CORP

FORM 10-K
December 31, 2018

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $22.8 billion of commercial real estate loans from our inception through December 31, 2018. During this timeframe, we also acquired $10.6 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.7 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2018, we originated $15.5 billion of conduit loans, $15.4 billion of which were sold into 59 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2018, we had $6.3 billion in total assets and $1.6 billion of total equity. Our assets included $3.5 billion of loans, $1.4 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of December 31, 2018, we had $1.2 billion of unsecured debt financing outstanding. This unsecured financing was comprised of $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”), and there were no borrowings outstanding under our $266.4 million Revolving Credit Facility.

In addition, as of December 31, 2018, we had $3.3 billion of secured debt financing outstanding. This financing was comprised of $1.3 billion of financing from the Federal Home Loan Bank (the “FHLB”), $497.5 million of committed secured term repurchase agreement financing, $166.2 million of other securities financing, $743.9 million of third-party, non-recourse mortgage debt and $601.5 million of collateralized loan obligation (“CLO”) debt and $2.5 million of participation financing - mortgage loan receivable.

As of December 31, 2018, we had $2.6 billion of committed, undrawn total funding capacity available, consisting of $266.4 million of availability under our $266.4 million Revolving Credit Facility, $647.5 million of undrawn committed FHLB financing and $1.7 billion of other undrawn committed financings. As of December 31, 2018, our debt-to-equity ratio was 2.7:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.3:1.0 as of December 31, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2018, our management team and directors held interests in our Company comprising 11.5% of our total equity. On average, our management team members have 29 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Thomas Harney, Head of Merchant Banking & Capital Markets; and Robert Perelman, Head of Asset Management. Additional officers of Ladder include Kelly Porcella, General Counsel and Secretary, and Kevin Moclair, Chief Accounting Officer. We employ 74 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Lease Prepayment by Lessor and Retirement of Related Mortgage Loan Financing

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant industrial two-story office building in Wayne, NJ. As of December 31, 2018, this property had a book value of $8.2 million, which is net of accumulated depreciation and amortization of $1.5 million. The Company intends to recognize the $10.0 million of operating lease income on a straight-line basis over the revised lease term, which ends on May 31, 2019. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on defeasance of debt of $1.1 million.

Committed Loan Repurchase Facility

On February 26, 2019, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the initial term of the facility to February 24, 2022 and continues to have two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.

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

	December 31, 2018		December 31, 2017
Loans
Balance sheet loans:
Balance sheet first mortgage loans	3,170,788	50.5%	3,123,268	51.9%
Other commercial real estate-related loans	147,602	2.4%	159,194	2.6%
Provision for loan losses	(17,900)	(0.3)%	(4,000)	(0.1)%
Total balance sheet loans	3,300,490	52.6%	3,278,462	54.4%
Conduit first mortgage loans	182,439	2.9%	230,180	3.8%
Total loans	3,482,929	55.5%	3,508,642	58.2%
Securities
CMBS investments	1,308,331	20.8%	1,066,570	17.7%
U.S. Agency Securities investments	36,374	0.6%	39,947	0.7%
Corporate bonds	53,871	0.9%	—	—%
Equity securities	11,550	0.2%	—	—%
Total securities	1,410,126	22.5%	1,106,517	18.4%
Real Estate
Real estate and related lease intangibles, net	998,022	15.9%	1,032,041	17.1%
Total real estate	998,022	15.9%	1,032,041	17.1%
Other Investments
Investments in unconsolidated joint ventures	40,354	0.6%	35,441	0.6%
FHLB stock	57,915	0.9%	77,915	1.3%
Total other investments	98,269	1.5%	113,356	1.9%
Total investments	5,989,346	95.4%	5,760,556	95.6%
Cash, cash equivalents and restricted cash	98,450	1.6%	182,683	3.0%
Other assets	185,076	3.0%	82,376	1.4%
Total assets	$6,272,872	100.0%	$6,025,615	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2018, we held a portfolio of 157 balance sheet first mortgage loans with an aggregate book value of $3.2 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.2% at December 31, 2018.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2018, we held a portfolio of 30 other commercial real estate-related loans with an aggregate book value of $147.6 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.3% at December 31, 2018.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through December 31, 2018, we have originated and funded $15.5 billion of conduit first mortgage loans and securitized $15.4 billion of such mortgage loans in 59 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017 and nine securitizations in 2018. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of December 31, 2018, we held 10 first mortgage loans that were available for contribution into a securitization with an aggregate book value of $182.4 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 64.7% at December 31, 2018. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of December 31, 2018 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company. As of December 31, 2018, the estimated fair value of our portfolio of CMBS investments totaled $1.3 billion in 157 CUSIPs ($8.3 million average investment per CUSIP). As of December 31, 2018, included in the $1.3 billion of CMBS securities are $12.2 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 84.4% AAA/Aaa-rated securities and 15.5% of other investment grade-rated securities, including 12.5% rated AA/Aa, 2% rated A/A and 1.1% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2018, our CMBS investments had a weighted average duration of 2.3 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2018, by property count and market value, respectively, 52.6% and 90.6% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.5% and 11.5%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 7.1% by property count and 0.1% to 64.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of December 31, 2018, the estimated fair value of our portfolio of U.S. Agency Securities was $36.4 million in 20 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 4.9 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2018, by market value, 76.7% and 18.0% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2018 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including but not limited to debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $20.0 million. As of December 31, 2018, the estimated fair value of our portfolio of debt securities was $53.9 million in two CUSIPs ($26.9 million average investment per CUSIP), with a weighted average duration of 2.5 years.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of December 31, 2018, the estimated fair value of our portfolio of equity securities was $11.5 million in three CUSIPs ($3.8 million average investment per CUSIP).

Real Estate

Commercial Real Estate Properties.  As of December 31, 2018, we owned 143 single tenant net leased properties with an aggregate book value of $673.4 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2018, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 14.2 years and a weighted average remaining lease term of 13.3 years.

Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of December 31, 2018, we owned 69 diversified commercial real estate properties with an aggregate book value of $318.1 million. Through separate joint ventures, we owned a 40 property student housing portfolio in Isla Vista, CA with a book value of $83.5 million and an occupancy rate of 100.0%, a portfolio of 12 office buildings in Richmond, VA with a book value of $77.6 million with an 80.3% occupancy rate, an apartment complex in Miami, FL with a book value of $36.2 million and an occupancy rate of 91.2%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $24.3 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.8 million and an 80.3% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.1 million and a 81.8% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.4 million and a 100.0% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $5.1 million. We also own a single-tenant office building in Ewing, NJ with a book value of $28.2 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.2 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.2 million, a shopping center in Carmel, NY with a book value of $6.3 million and a 43.0% occupancy rate, and an office building in Peoria, IL with a book value of $3.2 million and a 50.8% occupancy rate.

Residential Real Estate.  We sold 12 condominium units at Veer Towers in Las Vegas, NV, during the year ended December 31, 2018, generating aggregate gains on sale of $4.3 million. As of December 31, 2018, we owned one residential condominium unit at Veer Towers in Las Vegas, NV with a book value of $0.4 million through a joint venture, and we expect to complete the sale of this remaining unit in 2019. As of December 31, 2018, there were no condominium units under contract for sale. As of December 31, 2018, the remaining condominium unit we hold is not rented or occupied.

We sold 26 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2018, generating aggregate gains on sale of $1.1 million. As of December 31, 2018, we owned 22 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $6.1 million, and we intend to sell these remaining units in less than 24 months. As of December 31, 2018, three condominium units were under contract for sale with a book value of $0.7 million. As of December 31, 2018, the remaining condominium units we hold were 62.5% rented and occupied. During the year ended December 31, 2018, the Company recorded $0.7 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2018, Grace Lake LLC owned an office building campus with a carrying value of $57.5 million, which is net of accumulated depreciation of $26.9 million, that is financed by $66.7 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of December 31, 2018, the book value of our investment in Grace Lake LLC was $5.3 million. During the year ended December 31, 2018, we received a $1.3 million distribution from our investment in Grace Lake JV, LLC.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner to invest in a ground-up condominium construction and development project located at 24 Second Avenue, New York, NY. The Company contributed $31.1 million for a 73.8% interest, with the operating partner holding the remaining 26.2% interest. The Company is entitled to income allocations and distributions based upon its membership interest of 73.8% until the Company achieves a 1.70x profit multiple, after which, income is allocated and distributed 50% to the Company and 50% to the operating partner. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of December 31, 2018, 16 residential condominium units were under contract for sale for $39.5 million in sales proceeds. As of December 31, 2018, 24 Second Avenue is holding a 10.0% deposit on each sales contract. 24 Second Avenue expects to start closing on the existing sales contracts during the quarter ended March 31, 2019, pending New York City Building Department approvals. 24 Second Avenue entered into a construction loan in the amount of $50.5 million to fund the completion of the project. As of December 31, 2018, draws of $46.7 million have been taken against the construction loan, which matures on February 11, 2019. On February 11, 2019, the Company provided 24 Second Avenue with a $50.5 million first mortgage loan and a $6.5 million mezzanine loan. 24 Second Avenue used the proceeds from these loans to repay the outstanding construction loan and will use the remaining funds to finance the completion of the project. As of December 31, 2018, the Company has a $0.6 million remaining capital commitment to our operating partner. As of December 31, 2018, the book value of our investment in 24 Second Avenue was $35.0 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of December 31, 2018, the book value of our investment in FHLB Stock was $57.9 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We fund our investments in commercial real estate loans and securities through multiple sources, including the following:

•	$611.6 million of gross proceeds we raised in our initial equity private placement beginning in October 2008,

•	$257.4 million of gross proceeds we raised in our follow-on equity private placement in the third quarter of 2011,

•	$325.0 million of gross proceeds from the issuance of 2017 Notes in 2012,

•	$259.0 million of gross proceeds from the issuance of Class A common stock in 2014,

•	$300.0 million of gross proceeds from the issuance of 2021 Notes in 2014,

•	$500.0 million of gross proceeds from the issuance of 2022 Notes in 2017,

•	$400.0 million of gross proceeds from the issuance of 2025 Notes in 2017,

•	$99.0 million of gross proceeds we raised in our primary equity offering in the fourth quarter of 2018,

•	current and future earnings and cash flow from operations, and

•	existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.8 billion at December 31, 2018, a $266.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of December 31, 2018, there was $497.5 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2018, we had total outstanding balances of $166.2 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of December 31, 2018, we had outstanding balances of $743.9 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.3 billion of borrowings from the FHLB outstanding at December 31, 2018. As of December 31, 2018, we also had a $266.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Annual Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2018, our debt-to-equity ratio was 2.7:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.3:1.0 as of December 31, 2018. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

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
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable and favorable credit spread environment. Although spreads continued to tighten into the beginning of 2018, they mostly widened during the rest of the year. Still, the U.S. CMBS new issuance market was active in 2018, with issuance totaling $77.0 billion during the year, a decrease of 12.3% compared to 2017, but an increase of 11.4% compared to 2016.

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

Investment Committee Approval

All loan and real estate investments require approval from our Investment Committee, comprised of Brian Harris, CEO; Pamela McCormack, President; and Michael Scarola, Chief Credit Officer. The Investment Committee generally requires each investment to be fully described in a comprehensive Investment Committee memorandum that identifies the investment, the due diligence conducted and the findings, as well as all identified related risks and mitigants. The Investment Committee meets regularly to ensure that all investments are fully vetted prior to issuance of Investment Committee approval.

In addition to Investment Committee approval, the Risk and Underwriting Committee of our board of directors approves all loan and real estate investments above certain thresholds, which are currently set at $50.0 million for loans and $20.0 million for real estate investments.

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

•
assisting with reserve and draw management from pre-funded accounts and future advance obligations, including, where appropriate, working with borrowers to recast business plans and rebalance loan reserves to account for changes in business plans;

•	coordinating and conducting site inspections and surveillance activities including periodic analysis of financial statements;

•	re-underwriting assets regularly in order to monitor asset and market level performance;

•	maintaining regular communication with local market participants, including brokers and appraisers, to monitor changes in local market conditions;

•	where appropriate, identifying existing loan exposures for refinance through the CMBS market;

•	reviewing operating statements (including rent rolls) and comparing financial performance and timing of asset to original underwriting and current budgets;

•	reviewing for approval as required by the loan agreements items including major leases, management/franchise agreements, other major/significant contracts and agreements;

•	reviewing available information for any material variances; and

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

From time to time, our registered broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors. During the year ended December 31, 2018, LCS recorded no fee income resulting from securitization transactions, which was eliminated upon consolidation.

In addition, Ladder has from time to time purchased predominantly AAA-rated CMBS from securitizations into which we have sold conduit first mortgage loans, generally as one of several loan contributors. In such instances, however, we have not participated as a co-manager in the underwriting syndicates. As of December 31, 2018, we owned $69.6 million of such CMBS, representing 6.7% of the $1.0 billion of CMBS issued by the related securitization trusts. As with our other CMBS investments, we purchased these securities in both primary and secondary market transactions over time.

In June 2016, our subsidiary, Ladder Capital Commercial Mortgage Securities LLC, successfully had its shelf registration statement declared effective with the SEC which permits us to act as an issuer in a public securitization of first mortgage loans contributed by us (and/or a third-party loan contributor). We may, in the future, contribute first mortgage loans to a securitization utilizing this shelf registration statement or future shelf registration statements.

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

The SEC and its staff continue to engage in various initiatives that may change the regulations governing our investment adviser subsidiary and its clients, particularly the mutual fund. In 2016, the SEC adopted a rule governing the liquidity requirements applicable to mutual funds. We may incur additional expense in connection with ensuring the mutual fund complies with the new rule, which is expected to become effective in 2019.

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

Regulation as a Broker-Dealer

We have a subsidiary, Ladder Capital Securities LLC, that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. Violations of these regulations can result in the revocation of its broker-dealer license (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. The subsidiary also may be required to maintain certain minimum net capital. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. As of December 31, 2018, Ladder Capital Securities LLC was in compliance with the minimum net capital requirements.

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2018, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2018, we employed 74 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

In executing our business plan, we regularly consider the allocation of capital to our various commercial real estate business lines, including commercial mortgage lending, investments in securities secured by first mortgage loans, and investments in selected net leased and diversified commercial real estate properties. The allocation of capital among such business lines may vary due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business lines or fail to optimize our investment and capital raising opportunities, our financial performance may be adversely affected.

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

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our employees, borrowers, clients and other counterparties and could harm our business and our reputation and subject us to regulatory scrutiny.

Ladder Capital relies on the efficacy of its cybersecurity policies and processes in order to protect its data assets from cyberattacks and intrusions, including computer viruses, adware, phishing/social engineering, wire fraud, ransomware and unauthorized persons accessing our data assets internally or externally. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. The rise of high profile security breaches by hackers, foreign governments, and other malicious actors indicates an increased risk of a security breach or IT disruption. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business.

We store sensitive data, including our proprietary business information and that of our borrowers, clients and other counterparties, and confidential employee information, in our data centers and on our networks. Despite our security measures, like most companies, our information technology and infrastructure has been and likely will continue to be subject to attacks by hackers, or may be breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While we conduct due diligence on our vendors, no due diligence is infallible and any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims, regulatory investigations or other proceedings, and/or fines, disrupt our operations, damage our reputation, subject us to considerable remediation expenses and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Market Risks Related to Real Estate Loans and Securities

We have a concentration of investments in the real estate sector and may have concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

We operate in the commercial real estate sector. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

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

Shifts in consumer patterns and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of our debt and equity investments.

In recent periods, sales by online retailers such as Amazon have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Some of our debt and equity investments involve exposure to the ongoing operations of brick and mortar retailers. Although many of the retailers operating in the properties underlying our debt and/or equity investments include pharmacies and/or sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of tenants at these properties and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future.

Technology has also impacted the use of office space. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and renting shared work spaces through platforms such as WeWork and Knotel. These trends have led to more efficient workspace layouts and a decrease in square feet leased per employee. The continuing impact of technology could result in tenant downsizings upon renewal, or in tenants seeking office space outside of the typical central business district (“CBD”). These trends could cause an increase in vacancy rates and a decrease in demand for new supply, and could impact the value of our debt and equity investments.

Technology platforms such as AirBnB and VRBO have provided leisure and business travelers with lodging options outside of the hotel industry. These services effectively have increased the supply of rooms available in many major markets. This additional supply could impact the occupancy rates and ADRs at more traditional hotels.

As a result of the foregoing, the value of our debt and equity investments, and results of operations could be adversely affected.

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

Our primary interest rate exposures relate to the yield on our assets and the financing cost of our debt, as well as the interest rate swaps that we utilize for hedging purposes. Interest rates are highly sensitive to many factors beyond our control, including but not limited to governmental monetary and tax policies, and domestic and international economic and political considerations. Interest rate fluctuations present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and fluctuating prepayment rates, and such fluctuations may adversely affect our income and may generate losses.

The Federal Reserve raised rates four times in 2018. Further increases in interest rates could result in us having lower revenue or profitability. Demand for mortgages could be negatively impacted by rising interest rates.

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

These market and economic disruptions affected, and these and other similar market and economic disruptions and events such as “Brexit” may in the future affect, the U.S. capital markets, which could adversely affect our business and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived creditworthiness of the U.S. or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•
civil unrest, terrorism, acts of war, nuclear or radiological disasters and natural disasters, including earthquakes, hurricanes, tornadoes, tsunamis, floods, and other extreme weather and permanent climate changes, which may result in uninsured and underinsured losses.

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

Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

In instances where the borrower is acting as a landlord on the underlying property, as we do for our selected net leased and other commercial real estate assets, the ability of such borrower to satisfy the debt obligation we hold will depend on the performance and financial health of the underlying tenants, which may be difficult for us to assess or predict. In addition, as the number of tenants with respect to a commercial property decreases or as tenant spaces on a property must be relet, the nonperformance risk of the loan related to such commercial property may increase. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan as lender and repay the principal as borrower. A substantial portion of our portfolio may be committed to the origination or purchasing of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, such companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. The above financial challenges may make it difficult for such borrowers to make scheduled payments of interest or principal on their loans. Accordingly, advances made to such types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

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

We originate and acquire balance sheet loans that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed, is located in a recovering market and/or requires rehabilitation or capital improvements in order to improve the value of the asset. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or fails to execute its business plan, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on the borrower’s ability to execute its business plan, market conditions and other factors.

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

Our portfolio may include first mortgage loan financings which are loans made to holders of commercial real estate first mortgage loans that are secured by commercial real estate. While we have certain rights with respect to the real estate collateral underlying a first mortgage loan, the holder of the commercial real estate first mortgage loans may fail to exercise its rights with respect to a default or other adverse action relating to the underlying real estate collateral or fail to promptly notify us of such an event which would adversely affect our ability to enforce our rights. In addition, in the event of the bankruptcy of the borrower under the first mortgage loan, the ability of the holder of the commercial real estate loan to realize on its collateral could be adversely affected and we may not have full recourse to the assets of the holder of the commercial real estate loan, or the assets of the holder of the commercial real estate loan may not be sufficient to satisfy our first mortgage loan financing. Financings of first mortgage loans might not generate qualifying income for REIT purposes and may be held in a TRS, resulting in a lower after-tax return to Ladder than other financings. Accordingly, we may face greater risks from our first mortgage loan financings than if we had made first mortgage loans directly to owners of real estate collateral.

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

We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate rated and/or unrated CMBS (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions under rules which took effect in December 2016). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan and our legal costs. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a subordinate loan to us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

The market value of our CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control, and could influence our ability to obtain short-term financing on the CMBS. The CMBS in which we may invest may have no, or only a limited, trading market. In addition, we may invest in CMBS investments that are not rated by any credit rating agency, and such investments may be less liquid than CMBS that are rated. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS that we hold may be subject to restrictions on transfer and may be considered illiquid.

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

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We have completed one multi-asset securitization where a Ladder affiliate served as issuer and may, in the future, take a larger role in multi-asset securitizations of mortgage loans, including as an issuer. We also occasionally, and may in the future, act as a co-manager and/or co-underwriter in the securitizations in which we participate. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization; and (iv) may, depending upon our role in the securitization, (a) retain some or all of the risk retention interests in the securitization and/or (b) retain responsibility for ensuring compliance with risk retention rules (and may be required to indemnify other participants in the securitization for any violation of such rules, including in circumstances where some or all of the risk retention interests are retained by and/or sold to other parties). When we lead a single-asset or multi-asset securitization as an issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

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

We have contributed shorter-term loans into CLO transactions in which we retained securities rated below-investment grade. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses.  Defaults on the pool of loans therefore first affect the the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Often CLOs contain loans that are more transitional than loans contributed to conduit securitizations. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

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

Each of our mortgage loans permits us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke such acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of any state, however, may refuse to allow the foreclosure of a mortgage, deed of trust, or other security instrument or to permit the acceleration of the indebtedness if the exercise of those remedies would be inequitable or unjust or the circumstances would render the acceleration unconscionable. Thus, a court may refuse to permit foreclosure or acceleration if a default is deemed immaterial or the exercise of those remedies would be unjust or unconscionable or if a material default is cured. Further, our ability to collect the debt may be limited by bankruptcy, insolvency or other debtor relief laws, as further described below.

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

Third-party diligence reports on mortgaged properties and the properties we own are made as of a point in time and are therefore limited in scope.

Appraisals and engineering and environmental reports, as well as a variety of other third-party reports, are generally obtained with respect to each of the properties we acquire and the mortgaged properties underlying our investments at or about the time of origination. Appraisals are not guarantees of present or future value. One appraiser may reach a different conclusion than the conclusion that would be reached if a different appraiser were appraising that property. Moreover, the values of the properties may have fluctuated significantly since the appraisals were performed. In addition, any third-party report, including any engineering report, environmental report, site inspection or appraisal represents only the analysis of the individual consultant, engineer or inspector preparing such report at the time of such report, and may not reveal all necessary or desirable repairs, maintenance, remediation and capital improvement items.

The owners of, borrowers on, and tenants occupying, the properties which secure our investments may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws, which may create potential for risk of loss to us.

Although commercial real estate lenders typically seek to reduce the risk of borrower bankruptcy through such items as non-recourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the owners of, borrowers on, and tenants occupying, the properties which secure our investments may still seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. One of the protections offered in such proceedings to each of these parties is a stay of legal proceedings, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on its collateral, and could adversely affect the value of those assets. Other protections in such proceedings to borrowers, owners and tenants include the restructuring or forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.

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

A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally any real property improvements made by the lessee during the term of the lease will revert to the owner at the end of the lease term. We may purchase or originate loans secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to terminate unexpectedly, due to the borrower’s default on such ground lease or otherwise, our business could be adversely affected.

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

The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, members of the management team may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

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

Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2018, we had $3.3 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.

Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of December 31, 2018, our subsidiaries had approximately $4.6 billion of indebtedness and other liabilities outstanding and no preferred equity.

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

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code, to foreclose on the collateral agreement without delay and to pursue claims for recourse against us. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted under applicable insolvency laws to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. Therefore, our use of repurchase agreements to finance our portfolio assets exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or ourselves.

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

Ladder’s floating rate mortgage loans, floating rate securities investments, hedging instruments and certain floating rate indebtedness have interest rates tied to LIBOR for one-month Eurodollar deposits or other established interest indices. Regulators and law enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the United Kingdom Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

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

There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. We may need to amend our financing agreements that rely on LIBOR to determine interest rates based on a replacement rate. As such, the potential effect of any such event on our cost of funds and net income cannot yet be determined and any changes to benchmark interest rates could increase our financing and hedging costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR could result in mismatches between the interest rate of our investments and the interest rate of our financing.

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
On January 20, 2016, the FHFA, regulator of the FHLB, published a final rule amending its regulation on FHLB membership. The final rule was effective February 19, 2016 and requires that Tuebor’s FHLB membership be terminated by the FHLB no later than February 19, 2021. According to the final rule, during this five-year transition period, the FHLB may continue to make new advances to Tuebor so long as they do not exceed the lesser of forty percent of Tuebor’s total assets, and they do not have a maturity of later than February 19, 2021. Existing advances that mature after the termination of Tuebor’s membership are permitted to remain in place until maturity of such advances. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Tuebor’s outstanding advances from the FHLB as of December 31, 2018 were less than forty percent of Tuebor’s total assets and less than 150% of the Company’s total equity at that date. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.
FHLB advances amounted to 28.9% of the Company’s outstanding debt obligations as of December 31, 2018.  The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year transition period and it has multiple, diverse funding sources for financing its portfolio in the future.  In the latter stages of the five-year transition period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available.  In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
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

We expect that certain of our subsidiaries (including any series thereof) may rely on the exclusion from the definition of “investment company” under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, requires that an entity invest at least 55% of its assets in qualifying real estate assets and at least 80% of its assets in qualifying real estate assets and real estate-related assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face. We have not received, nor have we sought, a no-action letter from the SEC regarding how our investment strategy fits within the exclusions from the definition of an “investment company” under the Investment Company Act that we and our subsidiaries (including any series thereof) are relying on. No assurance can be given that the SEC staff will occur with the classification of each of our subsidiaries’ assets. The SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from the definition of an “investment company” under the Investment Company Act. If we are required to re-classify our assets, certain of our subsidiaries (including any series thereof) may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act, and, in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

There can be no assurance that the laws and regulations governing the Investment Company Act exemptions and exclusions described above will not change in a manner that adversely affects our operations, including the SEC or its staff providing more specific or different guidance regarding Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exclusion and whether companies that are engaged in the business of acquiring mortgages and mortgage-related instruments should be regulated in a manner similar to investment companies. If we or our subsidiaries (including any series thereof) fail to maintain an exemption from registration under the Investment Company Act, we could, among other things, be required to: (i) change the manner in which we conduct our operations to avoid being required to register as an investment company; (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (iii) register as an investment company, any of which could negatively affect our financial results, the sustainability of our business model, or the value of our securities. In addition, if we or any of our subsidiaries were required to register as an investment company under the Investment Company Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

Part of our strategy will involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin transfers it is contractually owed under the terms of the hedging agreement). These potential payments will be contingent liabilities and therefore may not appear in our financial statements. The amount due would be equal to the unrealized loss of the open positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings.

We intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect our business because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;

•	applicable law may require mandatory margining or clearing of certain interest rate hedges we may wish to use, which may raise costs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

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

The enforceability of certain rights under agreements underlying certain hedging transactions may depend on compliance with applicable statutory and regulatory requirements under U.S. law and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default, resulting in the loss of unrealized profits and forcing us to cover our commitments, if any, at the then current market price. A liquid secondary market may not exist for these hedging instruments, and we may be required to maintain a position until exercise or expiration, which could result in material losses.

We may enter into hedging transactions that are subject to mandatory clearing and/or margin requirements.

Part of our strategy will involve entering into hedging transactions that may be subject to mandatory clearing under the Dodd-Frank Act and relevant Commodity Futures Trading Commission (“CFTC”) regulations and therefore subject to associated margin requirements imposed by the applicable clearinghouse. The amount of margin we may be required to post on cleared transactions would be subject to the rules of the relevant clearinghouse, which may provide the clearinghouse with discretion to increase those requirements. In addition, clearing intermediaries who clear our trades with a clearinghouse may have contractual rights to increase the margin requirements we are required to provide above clearinghouse minimums.
With respect to uncleared swaps that could be needed to execute our hedging strategy, regulations that have been adopted in the U.S. (under the Dodd-Frank Act) impose mandatory margin requirements. Similar rules have been adopted in Europe and other jurisdictions where our dealer counterparties may be located. These rules impose obligations on many derivatives market participants to collect and post “variation margin” in connection with over-the-counter derivatives and, on a smaller group of market participants, to also collect and post “initial margin.” The impact on us depends on the impact on prices in the interdealer hedging market (which may affect the pricing we can obtain from dealers) and whether one or both of these margin requirements apply to our derivatives counterparties when transacting with us. The rules began to go into effect in the interdealer market in September 2016 and variation margin requirements in the broader market went into effect in the U.S. in March 2017. Initial margin requirements are phasing in over several years. The rules are intended to provide that the margin requirements for parties subject to “initial margin” requirements are higher than the margin requirements for similar cleared derivatives. It is possible that, if and when these initial margin requirements are fully phased in, we could be subject to a requirement to post significant additional amounts of margin on uncleared swaps. If we become subject to these requirements, it could significantly increase the costs of engaging in uncleared swaps as part of our heading strategies.
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

The Dodd-Frank Act and relevant regulations thereunder regulate derivative transactions with a material U.S. nexus, which covers certain hedging instruments we may use in our risk management activities. Similarly, governments and regulators in other G-20 countries have committed to increased regulation of derivative transactions and are in various stages of implementing regulations similar to those that have either been adopted or proposed in the U.S. Depending on where our derivatives providers are located, these other regulations may apply instead of, or in addition to, regulations under the Dodd-Frank Act. The regulations that have been adopted to date include significant new provisions regarding conduct, documentation, risk management and reporting when transacting in derivatives (including mandatory clearing and margin requirements), and the full impact of those provisions continues to change as additional restrictions are adopted and existing regulations are modified.

Additional non-U.S. regulations governing derivative transactions and market participants are also expected, particularly in Europe and Asia. In the U.S., the situation is less certain as the Dodd-Frank Act requires U.S. regulators to finalize certain regulations that have not yet been adopted; however, the Trump administration and Republicans in Congress have indicated that they intend to roll back some of the regulations previously adopted. Additional regulations and changes to existing regulations could increase the short- and long-term operational and transactional cost of derivatives contracts and also affect the number and/or creditworthiness of available hedge counterparties. Reductions or revisions to regulations previously adopted in the U.S. also may impose short-term adjustment costs. To the extent that we may enter hedging transactions with European regulated entities (“EU counterparties”), we expect that the new compliance requirements of such EU counterparties may affect our own operational and compliance costs. Since January 2018, European regulations such as the Second EU Markets in Financial Instruments Directive (Directive 2014/65/EU) (“MiFID 2”) and the European Markets in Financial Instruments Regulation (Regulation (EU) No 600/2014) (“MiFIR”) have imposed additional rules on conduct of business, pre- and post-trade transparency, transaction reporting and mandatory trading (amongst other areas relating to financial services). The EU counterparties’ pricing, costs and charges may change as a result of MiFID 2 and MiFIR, thus impacting our derivatives positions with EU counterparties.

Risks Related to Our Organization and Structure

Our only material asset is our interest in each Series of LCFH and we are accordingly dependent upon distributions from such Series of LCFH to pay dividends, taxes and other expenses.

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as the general partner of Series TRS. We have no independent means of generating revenue. We expect each Series of LCFH to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement with the Continuing LCFH Limited Partners (the “Tax Receivable Agreement” or “TRA”), and to cover dividends declared by us. To the extent that we need funds, and LCFH is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. Please see Note 1 to our consolidated financial statements for the year ended December 31, 2018 included elsewhere in this Annual Report for a description of our capital structure.

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

The Charter Amendment eliminated the transfer restrictions on the shares of Class B common stock that were imposed by our amended and restated certificate of incorporation in order to facilitate compliance with the REIT requirements. As a result, holders of Class B common stock are no longer required to hold their Class B common stock together with their Series Units. The Charter Amendment effectively “decoupled” the voting rights of the Class B common stock from the economic rights of the Series Units and as a result, shareholders are able to purchase or retain shares of Class B common stock and the corresponding voting rights without having any economic stake in the Company or the matters to be voted on. The interests of any such shareholders may not coincide with our interests or those of our other shareholders. The holders of Series Units may from time to time cause us to exchange an equal number of Series REIT LP Units, LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock for shares of our Class A common stock on a one-for-one basis. Holders of Series Units who sell all or any portion of their Class B common stock would no longer be able to exchange their Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) for a corresponding number of shares of our Class A common stock.

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

To qualify for taxation as a REIT effective for the year ended December 31, 2015, we were required to distribute to our shareholders our undistributed accumulated earnings and profits attributable to taxable periods ending prior to January 1, 2015 (the “E&P Distribution”). To satisfy this requirement, on November 30, 2015, our board of directors approved the fourth quarter 2015 dividend of $0.46 per share of our Class A common stock.

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

Under the Tax Cuts and Jobs Act of 2017, we generally will be required to take certain amounts into income not later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount, earlier than would be the case under the previous tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 16 to our consolidated financial statements for the year ended December 31, 2018 included elsewhere in this Annual Report.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. We also rent month-to-month regional offices in California and South Carolina.

Commercial Real Estate

We own a portfolio of commercial real estate properties which are included in our real estate business segment. As of December 31, 2018, we owned 143 single tenant net leased properties with an aggregate book value of $673.4 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2018, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 14.2 years and a weighted average remaining lease term of 13.3 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of December 31, 2018, we owned 69 diversified commercial real estate properties with an aggregate book value of $318.1 million. Through separate joint ventures, we owned a 40 property student housing portfolio in Isla Vista, CA with a book value of $83.5 million and an occupancy rate of 100.0%, a portfolio of 12 office buildings in Richmond, VA with a book value of $77.6 million with an 80.3% occupancy rate, an apartment complex in Miami, FL with a book value of $36.2 million and an occupancy rate of 91.2%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $24.3 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.8 million and an 80.3% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.1 million and a 81.8% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.4 million and a 100.0% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $5.1 million. We also own a single-tenant office building in Ewing, NJ with a book value of $28.2 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.2 million, a single-tenant two-story office building in Wayne, NJ with a book value of $8.2 million, a shopping center in Carmel, NY with a book value of $6.3 million and a 43.0% occupancy rate, and an office building in Peoria, IL with a book value of $3.2 million and a 50.8% occupancy rate.

Residential Real Estate

We sold 12 condominium units at Veer Towers in Las Vegas, NV, during the year ended December 31, 2018, generating aggregate gains on sale of $4.3 million. As of December 31, 2018, we owned one residential condominium unit at Veer Towers in Las Vegas, NV with a book value of $0.4 million through a joint venture, and we expect to complete the sale of this remaining unit in 2019. As of December 31, 2018, there were no condominium units under contract for sale. As of December 31, 2018, the remaining condominium unit we hold is not rented or occupied.

We sold 26 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2018, generating aggregate gains on sale of $1.1 million. As of December 31, 2018, we owned 22 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $6.1 million, and we intend to sell these remaining units in less than 24 months. As of December 31, 2018, three condominium units were under contract for sale with a book value of $0.7 million. As of December 31, 2018, the remaining condominium units we hold were 62.5% rented and occupied. During the year ended December 31, 2018, the Company recorded $0.7 million of rental income from the condominium units.

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

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of December 31, 2018 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Pelican Rapids, MN	12/26/18	$1,195	2018	10/31/33	9,100	$1,262	$—	$1,262	$87	100.0%
Carthage, MO	12/26/18	1,099	2018	10/31/33	7,489	1,168	—	1,168	80	100.0%
Bolivar, MO	12/26/18	1,175	2018	10/31/33	9,026	1,243	—	1,243	85	100.0%
Pinconning, MI	12/06/18	1,235	2018	9/30/33	9,026	1,291	—	1,291	90	100.0%
New Hampton, IA	11/30/18	1,317	2018	9/30/33	9,002	1,471	—	1,471	96	100.0%
Ogden, IA	10/03/18	1,137	2018	7/31/33	7,489	1,182	857	325	82	100.0%
Moscow Mills, MO	04/12/18	1,237	2018	1/31/33	9,026	1,284	992	292	90	100.0%
Foley, MN	04/12/18	1,176	2018	1/1/33	7,489	1,208	884	324	85	100.0%
Wonder Lake, IL	04/12/18	1,255	2017	7/31/32	9,100	1,298	944	354	91	100.0%
Kirbyville, MO	04/02/18	1,156	2018	1/31/33	9,026	1,194	870	324	84	100.0%
Gladwin, MI	04/02/18	1,171	2017	1/31/33	9,026	1,218	884	334	85	100.0%
Rockford, MN	12/08/17	1,195	2017	10/31/32	9,002	1,198	885	313	87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,266	933	333	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,245	916	329	89	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,216	950	266	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,347	1,019	328	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,309	988	321	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,280	951	329	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,175	905	270	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,244	956	288	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,300	972	328	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	134,918	83,382	51,536	7,403	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,185	869	316	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,143	891	252	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,172	872	300	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,303	999	304	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,207	910	297	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,376	1,108	268	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,343	1,009	334	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,464	4,919	1,545	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,210	918	292	87	100.0%
Lamar, MO	07/22/16	1,176	2016	5/31/31	9,100	1,161	907	254	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,257	951	306	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,154	951	203	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,393	1,058	335	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,301	1,021	280	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,111	865	246	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,216	930	286	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,233	1,008	225	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,350	1,023	327	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,306	987	319	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,191	948	243	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,067	889	178	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	967	785	182	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,164	963	201	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,157	926	231	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,289	1,051	238	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,438	1,135	303	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,340	1,126	214	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,290	1,039	251	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,131	944	187	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,351	1,085	266	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,175	836	339	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,116	773	343	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,110	819	291	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,228	7,974	3,254	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,289	898	391	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	5,038	3,634	1,404	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,321	8,823	3,498	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,188	819	369	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,060	784	276	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,043	740	303	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,283	905	378	93	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,071	741	330	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,160	932	228	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,280	1,003	277	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,032	823	209	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,088	862	226	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,009	706	303	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,107	769	338	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,182	815	367	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,436	4,700	1,736	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,170	821	349	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,146	821	325	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,567	6,524	2,043	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,077	790	287	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,244	866	378	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,168	855	313	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,125	822	303	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	956	697	259	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,304	908	396	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	996	717	279	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	898	629	269	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,068	779	289	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,031	746	285	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	1,008	733	275	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,115	784	331	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	989	720	269	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,104	804	300	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	843	649	194	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,189	8,919	1,270	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,690	4,565	1,125	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,623	3,709	914	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,767	3,831	936	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	24,694	18,617	6,077	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,158	894	264	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	978	768	210	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	920	722	198	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,734	5,671	2,063	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	7,932	6,416	1,516	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,397	2,798	599	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	15,868	12,822	3,046	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,565	11,695	2,870	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,536	8,340	2,196	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,338	7,792	1,546	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,275	7,580	1,695	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,711	7,107	1,604	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,637	5,097	2,540	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,806	3,065	741	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,409	3,914	495	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	2,981	2,486	495	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	28,183	22,827	5,356	1,956	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	6,705	5,684	1,021	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,738	2,982	756	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,216	3,236	980	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	9/30/32	14,820	4,366	3,308	1,058	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/32	14,820	3,908	2,938	970	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/33	14,550	5,078	3,869	1,209	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	3/30/32	14,550	4,408	3,438	970	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/37	14,820	5,840	4,543	1,297	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/33	14,550	4,788	3,805	983	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/31	15,371	4,209	3,055	1,154	300	100.0%
Wichita, KS	12/14/12	7,200	2012	12/31/32	73,322	5,725	4,761	964	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	8/31/32	103,680	22,295	18,849	3,446	2,256	100.0%
Vineland, NJ	09/21/12	22,507	2003	8/31/32	115,368	17,143	13,847	3,296	1,702	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	8/31/32	116,620	15,204	12,442	2,762	1,529	100.0%
Waldorf, MD	09/21/12	18,803	1999	8/31/32	115,660	15,210	11,569	3,641	1,422	100.0%
Mooresville, NC	09/21/12	17,644	2000	8/31/32	108,528	13,122	10,855	2,267	1,334	100.0%
Sennett, NY	09/21/12	7,476	1996	8/31/32	68,160	5,480	4,702	778	641	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	927	814	113	98	100.0%
Orange City, FL	05/23/12	1,317	2011	4/30/27	9,026	987	798	189	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	773	719	54	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	6/30/34	13,650	4,278	3,394	884	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,243	5,306	937	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,316	5,161	1,155	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	3/22/32	14,820	5,670	4,576	1,094	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/29/31	85,188	11,694	11,083	611	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/32	14,820	3,253	2,599	654	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	1/31/33	14,691	4,069	3,090	979	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	10/31/32	14,752	4,567	3,474	1,093	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/33	13,434	4,443	3,264	1,179	417	100.0%
Elkton, MD	07/27/10	4,872	2008	10/31/33	13,706	3,849	2,925	924	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/33	14,820	3,860	2,901	959	362	100.0%
Total Net Leased		737,518			5,186,271	673,367	503,018	170,349	49,775

Diversified
Isla Vista, CA	05/01/18	83,442	2005	7/2/19(5)	117,324	83,533	68,896	14,637	6,562	75.0%	(7)
Lithia Springs, GA	03/08/18	24,466	2005	(6)	617,969	24,286	17,326	6,960	—	70.6%	(7)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,205	6,031	4,174	675	100.0%
Miami, FL	08/31/17	38,145	1987	9/30/18(8)	166,176	36,246	—	36,246	3,609	80.0%	(7)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,162	—	3,162	1,640	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	28,192	21,780	6,412	1,999	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,262	—	6,262	479	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	8,223	6,645	1,578	1,184	100.0%
Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,381	7,212	1,169	875	97.0%	(7)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,116	4,882	234	572	97.0%	(7)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,793	15,733	60	2,651	77.5%	(7)
Richmond, VA	06/07/13	118,405	1984	4/30/21	994,040	77,591	74,298	3,293	12,188	77.5%	(7)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	11,126	18,081	(6,955)	4,385	90.0%	(7)
Total Diversified		377,341			3,115,990	318,116	240,884	77,232	36,819

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Condominium
Miami, FL	11/21/13	80,000	2010		(9)	6,115	—	6,115	437	100.0%	(10)
Las Vegas, NV	12/20/12	119,000	2006		(11)	424	—	424	—	98.8%	(7)(12)
Total Condominium		199,000			—	6,539	—	6,539	437
Total		$1,313,859			8,302,261	$998,022	$743,902	$254,120	$87,031

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2018. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	40 property student housing portfolio with 73 leaseable units with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(6)	Property was acquired with no lease in place.

(7)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(8)	This is an apartment complex with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(9)	22 remaining condominium units. As of December 31, 2018, three condominium units were under contract for sale with a book value of $0.7 million.

(10)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(11)	One remaining condominium unit. There were no condominium units under contract for sale as of December 31, 2018.

(12)	We own, through a majority-owned joint venture with an operating partner, a residential condominium unit. The joint venture intends to sell this unit.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NYSE under the symbol “LADR.”

Holders

On February 27, 2019, the Company had 13 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 27, 2019 was $18.40. On February 27, 2019, the Company had 15 Class B common shareholders of record.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2018, the Company repurchased no shares of Class A common stock. All repurchased shares are recorded in treasury stock at cost. As of December 31, 2018, there were $41.8 million of Class A common stock available for repurchase.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2018, 4,549,832 Series REIT LP Units and 4,549,832 Series TRS LP Units were collectively exchanged for 4,549,832 shares of Class A common stock and 4,549,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2018, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	982,135	$15.03	6,618,570
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	982,135	$15.03	6,618,570

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

Performance Graph

Our Class A common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our Class A common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period February 6, 2014 through December 31, 2018 to the Wells Fargo Commercial Mortgage REIT Index (“Commercial Mortgage REIT Index”) and the Standard & Poor’s Index (“S&P 500”). The closing price of the Company’s Class A common stock on February 6, 2014 (on which the graph is based) was $16.99. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Returns

170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
Feb. 2014
May. 2014
Jul. 2014
Oct. 2014
Jan. 2015
Apr. 2015
Jul. 2015
Sep. 2015
Dec. 2015
Mar. 2016
Jun. 2016
Aug. 2016
Nov. 2016
Feb. 2017
May. 2017
Aug. 2017
Oct. 2017
Jan. 2018
Apr. 2018
Jul. 2018
Oct. 2018
Dec. 2018
LADR
Commercial Mortgage REIT Index
S&P 500 Index

Based upon initial investment of $100 on February 6, 2014(1)

	Ladder Capital Corp	Commercial Mortgage REIT Index	S&P 500 Index

February 6, 2014	$100.00	$100.00	$100.00
December 31, 2014	$115.42	$104.24	$116.10
December 31, 2015	$86.20	$98.59	$115.25
December 31, 2016	$101.41	$111.83	$126.24
December 31, 2017	$108.03	$116.67	$150.76
December 31, 2018	$127.90	$120.33	$141.36

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

The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating and balance sheet data of the Company as of December 31, 2018, 2017, 2016, 2015 and 2014, and for the years then ended have been derived from the Company’s financial statements for the respective periods. ($ in thousands, except per share and dividend data)

	Year Ended December 31,
	2018	2017	2016	2015	2014

Operating Data:
Interest income	$344,816	$263,667	$236,372	$241,539	$187,325
Interest expense	194,291	146,118	120,827	113,303	77,574
Net interest income	150,525	117,549	115,545	128,236	109,751
Provision for loan losses	(13,900)	—	(300)	(600)	(600)
Net interest income after provision for loan losses	136,625	117,549	115,245	127,636	109,151
Total other income	250,320	186,470	163,312	201,221	189,166
Total costs and expenses	158,626	170,428	158,517	168,166	174,086
Income (loss) before taxes	228,319	133,591	120,040	160,691	124,231
Income tax expense (benefit)	6,643	7,712	6,320	14,557	26,605
Net income (loss)	221,676	125,879	113,720	146,134	97,626
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(15,864)	(226)	138	(1,568)	370
Net income (loss) of combined Class A Common shareholders and predecessor unit holders	$205,812	$125,653	$113,858	$144,566	$97,996
Net (income) loss attributed to predecessor unit holders	—	—	—	—	12,628
Net (income) loss attributed to noncontrolling interest in operating partnership	(25,797)	(30,377)	(47,131)	(70,745)	(66,437)
Net income (loss) attributed to Class A common shareholders	$180,015	$95,276	$66,727	$73,821	$44,187

Earnings per share:
Basic	$1.85	$1.16	$1.08	$1.43	$0.90
Diluted	$1.84	$1.13	$1.06	$1.42	$0.86
Weighted average shares outstanding:
Basic	97,226,027	81,902,524	61,998,089	51,702,188	49,296,417
Diluted	97,652,065	109,704,880	107,638,788	51,870,808	97,583,310

	Year Ended December 31,
	2018	2017	2016	2015	2014

Dividends per share of Class A common stock(1)	$1.535	$1.215	$1.285	$2.225	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$200,433	$11,985	$338,427	$(38,307)	$124,162
Investing activities	(342,865)	(306,635)	36,285	34,650	(2,284,953)
Financing activities	58,199	387,905	(448,077)	22,001	2,158,268

Balance Sheet Data (at end of period):
Cash and cash equivalents	$67,878	$76,674	$44,615	$108,959	$76,218
Restricted cash	30,572	106,009	44,813	53,835	42,438
Total cash, cash equivalents and restricted cash	98,450	182,683	89,428	162,794	118,656
Mortgage loan receivables	3,482,929	3,508,642	2,353,977	2,310,409	1,939,008
Real estate securities	1,410,126	1,106,517	2,100,947	2,407,217	2,815,566
Real estate and related lease intangibles, net	998,022	1,032,041	822,338	834,779	768,986
Total assets	6,272,872	6,025,615	5,578,337	5,895,212	5,814,235
Total debt outstanding	4,452,574	4,379,826	3,942,138	4,274,723	4,182,954
Total liabilities	4,629,237	4,537,469	4,068,783	4,403,804	4,309,028
Total shareholders’ equity (partners’ capital)	1,445,153	1,234,968	971,390	828,215	785,432
Total noncontrolling interest in operating partnership	188,427	240,861	533,246	657,380	711,674
Total noncontrolling interest in consolidated joint ventures	10,055	12,317	4,918	5,813	8,101
Total equity (capital)	1,643,635	1,488,146	1,509,554	1,491,408	1,505,207

(1)
On November 1, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections. Refer to dividends in Note 12 to our consolidated financial statements. The fourth quarter 2015 dividend of $2.225 was also paid as a combination of cash and Class A common stock, subject to shareholder elections.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

Investment overview

Investment activity in the year ended December 31, 2018 focused on loan, security and real estate activities. We originated and funded $2.8 billion in principal value of commercial mortgage loans, which was offset by $1.3 billion of sales and $1.5 billion of principal repayments in the year ended December 31, 2018. We acquired $771.3 million of new securities, which was offset by $324.8 million of sales and $109.4 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $303.6 million. We also invested $122.7 million in real estate and received proceeds from the sale of real estate of $218.7 million.

Investment activity in the year ended December 31, 2017 focused on loan and securities activities. We originated and funded $2.9 billion in principal value of commercial mortgage loans, which was offset by $1.5 billion of sales and $386.9 million of principal repayments in the year ended December 31, 2017. We acquired $210.5 million of new securities, which was offset by $1.0 billion of sales and $138.4 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $994.4 million. We also invested $236.9 million in real estate and received proceeds from the sale of real estate of $31.1 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $180.0 million for the year ended December 31, 2018, compared to $95.3 million for the year ended December 31, 2017. The most significant drivers of the $84.7 million increase are as follows:

•	an increase in net interest income of $33.0 million, primarily as a result of the increases in our balance sheet loan portfolio and our securities portfolio, as well as an increase in interest rates;

•	an increase of $13.9 million in provision for loan losses as more fully discussed in Note 4 to our consolidated financial statements;

•
an increase in total other income (loss) of $63.8 million, primarily as a result of an $84.5 million increase in profits on sale of real estate, a $28.5 million increase in net results from derivative transactions, a $8.0 million increase in fee and other income, a $7.0 million increase in operating lease income, partially offset by, a decrease of $37.5 million in sale of loans, net, a decrease of $23.0 million in realized gain (loss) on securities, and a $4.3 million increase in loss on extinguishment of debt;

•
a decrease in total costs and expenses of $11.8 million compared to the prior year, primarily as a result of a $10.4 million decrease in salaries and employee benefits and a $3.4 million decrease in real estate operating expenses, partially offset by a $1.7 million increase in depreciation and amortization expense;

•
a decrease in income tax expense (benefit) of $1.1 million compared to the prior year, primarily as a result of decreased income in our TRSs, the Tax Cuts and Jobs Act reducing the corporate tax rate (from 35% to 21%) and certain other one-time adjustments; and

•
a decrease in net income attributable to noncontrolling interest in operating partnership of $4.6 million due to exchanges of Class B common stock for Class A common stock during the year, partially offset by an increase of net income.

Core earnings, a non-GAAP financial measure, totaled $230.1 million for the year ended December 31, 2018, compared to $178.8 million for the year ended December 31, 2017. The significant components of the $51.3 million increase in core earnings are the increase in net interest income discussed in the paragraph above, an increase in total other income (loss) of $46.2 million, primarily as a result of an increase of $58.5 million in sale of real estate, net, an increase of $38.7 million in net results from derivative transactions, an increase of $5.5 million in fee and other income and an increase of $7.0 million in operating lease income, partially offset by a decrease of $39.3 million in sale of loans, net, a decrease of $23.0 million in gain (loss) on securities and a decrease of $4.3 million in gain on extinguishment of debt and a decrease in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $344.8 million for the year ended December 31, 2018, compared to $263.7 million for the year ended December 31, 2017. For the year ended December 31, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.8 billion. For the year ended December 31, 2017, securities investments averaged $1.5 billion and loan investments averaged $3.0 billion. There was a $801.9 million increase in loan investments, offset by a $381.0 million decrease in securities investments, resulting in higher interest income due to the higher yield on loans versus securities and the increase in LIBOR rates throughout 2017 and 2018.

Interest expense totaled $194.3 million for the year ended December 31, 2018, compared to $146.1 million for the year ended December 31, 2017. The $48.2 million increase in interest expense was primarily attributable to an increase in average debt obligations, the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower source of funding, to higher cost, loan repurchase financing and senior unsecured notes. Our interest expense also includes interest expense related to mortgage loan financing against our real estate investments. Our investment in real estate and related lease intangibles, net continued to increase during 2017 and 2018 and our mortgage loan financing secured by such investments has also similarly increased. Our interest expense related to mortgage loan financing increased by $15.4 million from $21.5 million for the year ended December 31, 2017 to $36.9 million for the year ended December 31, 2018, primarily as a result of our increase in average outstanding mortgage loan financing of $735.2 million for the year ended December 31, 2018 compared to $635.2 million for the year ended December 31, 2017.

Net interest income after provision for loan losses totaled $136.6 million for the year ended December 31, 2018, compared to $117.5 million for the year ended December 31, 2017. The $19.1 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and an increase in our provision for loan losses discussed below.

Cost of funds, a non-GAAP financial measure, totaled $201.5 million for the year ended December 31, 2018, compared to $161.4 million for the year ended December 31, 2017. The $40.1 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2017 and 2018 and a shift away from securities to loans, resulting in decreased securities-based borrowings from the FHLB and securities repurchase financing facilities, lower cost sources of funding, to higher cost loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of December 31, 2018, the weighted average yield on our mortgage loan receivables was 7.7%, compared to 7.0% as of December 31, 2017 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of December 31, 2018, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.1%, compared to 3.1% as of December 31, 2017. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2017 to December 31, 2018 was primarily due to higher prevailing market borrowing rates as of December 31, 2018 compared to December 31, 2017. As of December 31, 2018, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.3% of the carrying value of our mortgage loan receivables, compared to 47.6% as of December 31, 2017.

As of December 31, 2018, the weighted average yield on our real estate securities was 3.2%, compared to 2.9% as of December 31, 2017. As of December 31, 2018, the weighted average interest rate on borrowings against our real estate securities was 2.8%, compared to 1.7% as of December 31, 2017. The increase in the rate on borrowings against our real estate securities from December 31, 2017 to December 31, 2018 was primarily due to higher prevailing market borrowing rates as of December 31, 2018 versus December 31, 2017. As of December 31, 2018, we had outstanding borrowings secured by our real estate securities equal to 72.0% of the carrying value of our real estate securities, compared to 72.8% as of December 31, 2017.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2018 and 2017, the weighted average interest rate on mortgage borrowings against our real estate was 5.1% and 4.9%, respectively. As of December 31, 2018, we had outstanding borrowings secured by our real estate equal to 74.5% of the carrying value of our real estate, compared to 67.1% as of December 31, 2017.

Provision for loan losses

We had a $13.9 million provision for loan loss expense for the year ended December 31, 2018 compared to no provision for loan losses for the year ended December 31, 2017. As discussed in “Critical Accounting Policies,” the Company assesses the adequacy of its provision for loan losses through both asset-specific reserves on particular loans and a portfolio-based general reserve. The asset-specific reserve may fluctuate significantly depending on the facts and circumstances of each loan. We estimate our general loan loss provision using our own historical loss experience (limited historical losses) as well industry loss experience. Typically, our portfolio-based general reserve would increase with increases in the size of the loan portfolio or increases in the relative risk (e.g., more mezzanine loans). For the year ended December 31, 2018, we determined that we needed asset-specific provisions for three loans with two borrowers for an aggregate of $12.7 million and we increased our portfolio-based general reserve for the remaining loan portfolio by $1.2 million, largely driven by the increase in our loan portfolio. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 4. Mortgage Loan Receivables to the consolidated financial statements.

Operating lease income and tenant recoveries

Operating lease income totaled $96.5 million for the year ended December 31, 2018, compared to $89.5 million for the year ended December 31, 2017. The increase of $7.0 million was primarily attributable to income on properties acquired in 2018 and a full period of operations on properties acquired in 2017. In addition, there was a $34.0 million decrease in our real estate balance from December 31, 2017 to December 31, 2018 resulting from dispositions, which occurred late in the year, and have not yet impacted operating lease income.

Tenant recoveries totaled $9.7 million for the year ended December 31, 2018, compared to $7.2 million for the year ended December 31, 2017. The increase of $2.5 million primarily reflects additional recoveries on properties acquired in 2018 and a full period of recoveries on properties acquired in 2017, partially offset by the decrease in recoveries on an existing office property due to a lease expiration. In addition, there was a $34.0 million decrease in our real estate balance from December 31, 2017 to December 31, 2018 resulting from dispositions, which occurred late in the year, and have not yet impacted tenant recoveries. In addition, as discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during the first quarter of 2018, the Company recorded an out-of-period adjustment to increase tenant real estate tax recoveries on a net lease property by $1.1 million, which was not billed until the three month period ended March 31, 2018, but related to prior periods.

Sale of loans, net

We recorded $16.5 million income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the year ended December 31, 2018, compared to $54.0 million for the year ended December 31, 2017, a decrease of $37.5 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2018, we participated in nine separate securitization transactions, selling/transferring 103 loans with an aggregate outstanding principal balance of $1.3 billion. During the year ended December 31, 2017, we participated in seven separate securitization transactions, selling 114 loans with an aggregate outstanding principal balance of $1.5 billion. In June 2017, we executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf, recognizing a gain of $26.1 million, which is included in the seven separate securitization transactions mentioned above. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The decrease in income (loss) from sales of securitized loans, net of hedging of $29.7 million for the year ended December 31, 2018 compared to $49.3 million for the year ended December 31, 2017 was due to an decrease in the aggregate outstanding principal balance of loans sold, period over period and increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $(5.8) million for the year ended December 31, 2018, compared to $17.2 million for the year ended December 31, 2017, a decrease of $23.0 million. Other than temporary impairment on U.S. Agency Securities, which is included in realized gain (loss) on securities totaled $(2.8) million for the year ended December 31, 2018, compared to $(3.5) million for the year ended December 31, 2017, a reduction of $0.7 million in the impairment, which results in an increase in realized gain (loss) on securities. For the year ended December 31, 2018, we sold $324.8 million of securities, comprised of $322.4 million of CMBS, $0.6 million of U.S. Agency Securities and $1.8 million of equity securities. For the year ended December 31, 2017, we sold $1.0 billion of securities, comprised of $1.0 billion of CMBS and $7.6 million of U.S. Agency Securities. The decrease in sales of securities reflects lower transaction volume in 2018 as compared to 2017. During the year ended December 31, 2018, the Company sold $1.8 million of equity securities, resulting in a realized gain (loss) on sale of equity securities of $98.6 thousand which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

Unrealized gain (loss) on equity securities

Unrealized gain (loss) on equity securities represented a loss of $1.6 million for the year ended December 31, 2018, compared to none for the year ended December 31, 2017. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $0.6 million for the year ended December 31, 2018, compared to a gain of $1.4 million for the year ended December 31, 2017. The negative change of $0.8 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2017 and 2018, partially offset by sales and amortization of the portfolio during the year ended December 31, 2018. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the year ended December 31, 2018, realized gain on sale of real estate, net totaled $95.9 million, compared to $11.4 million for the year ended December 31, 2017. The increase of $84.5 million was a result of the commercial real estate and residential condominium sales discussed below.

During the years ended December 31, 2018 and 2017, we sold no single-tenant net lease properties.

During the year ended December 31, 2018, we sold six diversified commercial real estate properties, resulting in a net gain on sale of $90.4 million. During the year ended December 31, 2017, we sold no diversified commercial real estate properties.

During the year ended December 31, 2018, income from sales of residential condominiums totaled $5.4 million. We sold 12 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.3 million, and 26 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.1 million. We expect to complete the sale of the remaining Veer unit in 2019 and the remaining Terrazas units in less than 24 months which would result in reduced profit on condominium sales in future periods. During the year ended December 31, 2017, income from sales of residential condominiums totaled $11.6 million. We sold 46 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $9.3 million, and 40 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $2.3 million.

Fee and other income

Fee and other income totaled $26.3 million for the year ended December 31, 2018, compared to $18.3 million for the year ended December 31, 2017. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees and dividend income on our investment in FHLB stock. The $8.0 million increase in fee and other income year-over-year was primarily due to an increase in exit fees on loan payoffs, $2.5 million in income from an indemnity counterparty, which is more fully discussed in Note 16, Income Taxes, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a gain of $15.9 million for the year ended December 31, 2018, which was comprised of an unrealized gain of $0.7 million and a realized gain of $15.2 million, compared to a loss of $12.6 million which was comprised of an unrealized loss of $3.4 million and a realized loss of $9.2 million, for the year ended December 31, 2017, a positive change of $28.5 million. The derivative positions that generated these results were a combination of interest rate swaps and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2018 was primarily related to the movement in interest rates during the year ended December 31, 2018. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $0.8 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. Earnings from our investment in Grace Lake LLC totaled $1.7 million for the year ended December 31, 2018, compared to $1.2 million for the year ended December 31, 2017. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.9) million and $(1.1) million for the years ended December 31, 2018 and 2017, respectively. We made our investment in 24 Second Avenue on August 7, 2015 and incurred $0.9 million and $1.1 million in construction costs and pre-completion sales and marketing costs during the construction period for the years ended December 31, 2018 and 2017, respectively.

Gain (loss) on extinguishment/defeasance of debt

Gain (loss) on extinguishment/defeasance of debt totaled $(4.4) million for the year ended December 31, 2018, compared to $(0.1) million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company retired $5.9 million of principal of the CLO Debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt. During the year ended December 31, 2018, the Company also retired $47.0 million of principal of mortgage loan financing in connection with the sale of real estate, recognizing a $4.3 million net loss on extinguishment of debt after paying $4.3 million of defeasance costs associated with the retired debt. During the year ended December 31, 2017, the Company retired the remaining $297.7 million of principal of the 2017 Notes for a repurchase price of $297.7 million, recognizing a $(0.1) million net loss on extinguishment of debt.

Salaries and employee benefits

Salaries and employee benefits totaled $60.1 million for the year ended December 31, 2018, compared to $70.5 million for the year ended December 31, 2017. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $10.4 million in compensation expense was attributable to the decrease in equity based compensation expense in the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the timing of vesting of grants.

Operating expenses

Operating expenses totaled $21.7 million for the year ended December 31, 2018, compared to $21.4 million for the year ended December 31, 2017. Operating expenses are primarily composed of professional fees, lease expense, and technology expenses. The increase of $0.3 million represents increased occupancy costs and franchise and other non-income taxes, partially offset by a decrease in insurance expense and administrative expense.

Real estate operating expenses

Real estate operating expenses totaled $29.8 million for the year ended December 31, 2018, compared to $33.2 million for the year ended December 31, 2017. The decrease of $3.4 million in real estate operating expense was in part due to the decrease in real estate in 2018 and a decrease in operating expenses for the condominiums.

Fee expense

Fee expense totaled $5.1 million for the year ended December 31, 2018, compared to $5.0 million for the year ended December 31, 2017. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.1 million in fee expense was primarily attributable to the increase in servicing fees related to the increase in the balance of our mortgage loan receivables held for investment, net, at amortized cost at December 31, 2018, as compared to December 31, 2017.

Depreciation and amortization

Depreciation and amortization totaled $42.0 million for the year ended December 31, 2018, compared to $40.3 million for the year ended December 31, 2017. The $1.7 million increase in depreciation and amortization is primarily attributable to a full period of depreciation and amortization related to properties acquired in 2017, partially offset by an out-of-period adjustment recorded in the first quarter of 2017, reducing depreciation expense by $0.8 million, relating to prior periods and certain intangible assets approaching the end of their useful lives in 2017.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $6.6 million for the year ended December 31, 2018, compared to $7.7 million for the year ended December 31, 2017. The decrease of $1.1 million is primarily attributable to decreased income in our TRSs, the Tax Cuts and Jobs Act and certain other one-time adjustments.

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

•
an increase in total costs and expenses of $11.9 million compared to the prior year, primarily as a result of a $6.2 million increase in salaries and employee benefits and a $2.7 million increase in real estate operating expenses;

•
an increase in income tax expense (benefit) of $1.4 million compared to the prior year, primarily as a result of increased income in our TRSs, the recently enacted Tax Cuts and Jobs Act and certain other one-time adjustments; and

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

Operating lease income and tenant recoveries

Operating lease income totaled $89.5 million for the year ended December 31, 2017, compared to $77.3 million for the year ended December 31, 2016. The increase of $12.2 million was primarily attributable to acquisitions, which increased real estate assets to $1.0 billion at December 31, 2017 versus $822.3 million at December 31, 2016, as well as a full period of operations of properties acquired in 2016.

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

A summary of our financial obligations is provided below in our Contractual Obligations table. All our existing financial obligations due within the following year can be extended for one or more additional years at our discretion or repaid at maturity using other existing facilities or are incurred in the normal course of business (i.e., interest payments/loan funding obligations).

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

As of December 31, 2018, we had unrestricted cash and cash equivalents of $67.9 million, unencumbered loans of $1.4 billion, unencumbered securities of $212.6 million, unencumbered real estate of $58.6 million and $384.9 million of other assets not secured by any portion of secured indebtedness, including the net equity in consolidated VIEs.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $3.6 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at December 31, 2018.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $67.9 million and $76.7 million at December 31, 2018 and 2017, respectively. We held restricted cash of $30.6 million and $106.0 million at December 31, 2018 and 2017, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $98.5 million and $182.7 million at December 31, 2018 and 2017, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $200.4 million and $12.0 million during the years ended December 31, 2018 and 2017, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $188.4 million increase in cash generated from operations for the year ended December 31, 2018, compared to the year ended 2017.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2018 and 2017 are set forth in the table below ($ in thousands):

	December 31, 2018	December 31, 2017

Committed loan repurchase facilities	$497,531	$398,653
Committed securities repurchase facility	—	—
Uncommitted securities repurchase facilities	166,154	74,757
Total repurchase facilities	663,685	473,410
Revolving credit facility	—	—
Mortgage loan financing(1)	743,902	692,696
CLO debt(2)	601,543	688,479
Participation financing - mortgage loan receivable	2,453	3,107
Borrowings from the FHLB	1,286,000	1,370,000
Senior unsecured notes(3)	1,154,991	1,152,134
Total debt obligations, net	$4,452,574	$4,379,826

(1)	Presented net of unamortized debt issuance costs of $0.7 million as of December 31, 2018.

(2)	Presented net of unamortized debt issuance costs of $2.6 million and $6.0 million as of December 31, 2018 and 2017, respectively.

(3)	Presented net of unamortized debt issuance costs of $11.2 million and $14.1 million as of December 31, 2018 and 2017, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $849.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2018 and 2017. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.8 billion of credit capacity. As of December 31, 2018, the Company had $497.5 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. As of December 31, 2017, the Company had $398.7 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2018 and 2017.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2018 and 2017, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)			Other Collateralized Borrowings (2)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

December 31, 2015	1,260,755	1,296,608	1,344,330	1,260,755	1,283,008	1,323,930	—	13,600	20,400
March 31, 2016	1,104,339	1,162,008	1,240,778	1,104,339	1,162,008	1,240,778	—	—	—
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615	—	—	—
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013	—	—	—
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941	—	—	—
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863	—	—	—
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953	—	—	—
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334	—	—	—
December 31, 2017	473,410	739,721	892,081	473,410	739,721	892,081	—	—	—
March 31, 2018	754,377	721,139	773,383	754,377	721,139	773,383	—	—	—
June 30, 2018	819,963	787,568	819,962	819,963	787,568	819,963	—	—	—
September 30, 2018	973,616	934,554	973,616	973,617	934,554	973,617	—	—	—
December 31, 2018	663,685	735,350	820,080	663,685	735,350	820,080	—	—	—

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

(2)	Other collateralized borrowings include borrowings under credit agreement and borrowings under credit and security agreement.

As of December 31, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $663.7 million. As of December 31, 2018, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.2 million, or 5% of our total equity. As of December 31, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 28.9%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2019, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Subsequent to December 31, 2018, the Company extended the maturity date of the Revolving Credit Facility to February 11, 2020. The Company has additional one-year extension options to extend the final maturity date to February 2023. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2018, we executed 12 term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 4.25% to 7.00%, maturing between 2020 - 2028 and totaling $743.9 million and $692.7 million at December 31, 2018 and 2017, respectively. These long-term non-recourse mortgages include net unamortized premiums of $5.8 million and $6.6 million at December 31, 2018 and 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.0 million, $1.0 million and $0.9 million of premium amortization, which decreased interest expense, for the years ended December 31, 2018, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $939.4 million and $911.0 million as of December 31, 2018 and 2017, respectively.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. The Company had a total of $601.5 million and $688.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of December 31, 2018 and 2017, respectively. Unamortized debt issuance costs of $2.6 million and $6.0 million are included in CLO Debt as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the CLO debt has interest rates of 3.34% to 6.06% (with a weighted average of 4.41%). As of December 31, 2018, collateral for the CLO debt comprised $710.5 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million and $3.1 million outstanding as of December 31, 2018 and 2017, respectively. The Company recorded $0.5 million and $0.5 million of interest expense for the years ended December 31, 2018 and 2017, respectively.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of December 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $647.5 million of committed term financing available from the FHLB), with terms of overnight to 5.75 years, interest rates of 1.18% to 3.01%, and advance rates of 56.4% to 95.2% of the collateral. As of December 31, 2018, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $637.2 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the year ended December 31, 2018. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of December 31, 2018, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 28.9% of the Company’s outstanding debt obligations as of December 31, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.8 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2018, the Company has a 88.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $11.2 million and $14.1 million are included in senior unsecured notes as of December 31, 2018 and 2017, respectively.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $15.47 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of December 31, 2018		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	189,897	(2,584)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2017		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2016		$44,353

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

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital. Refer to Note 12, Equity Structure and Accounts for tax treatment of dividends. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2018, 2017 and 2016:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
November 1, 2018	0.570	(1)
Total	$1.535

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460	(2)
Total	$1.285

(1)
On November 1, 2018, our board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

(2)
On December 2, 2016, our board of directors approved the fourth quarter 2016 dividend of $0.460 per share of the Company’s Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $1.4 billion for the year ended December 31, 2018 and $406.7 million for the year ended December 31, 2017. Repayment of real estate securities provided net cash of $109.4 million for the year ended December 31, 2018 and $138.4 million for the year ended December 31, 2017.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $1.3 billion of proceeds from sales of mortgage loans for the year ended December 31, 2018 and $1.4 billion sales of mortgage loans for the year ended December 31, 2017.

Proceeds from the sale of securities

We invest in CMBS, U.S. Agency Securities, corporate bonds and equity securities. Proceeds from sales of securities provided net cash of $324.8 million for the year ended December 31, 2018 and $1.0 billion for the year ended December 31, 2017.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $218.7 million for the year ended December 31, 2018 and $29.5 million for the year ended December 31, 2017.

Proceeds from the issuance of equity

For the year ended December 31, 2018, we recognized net proceeds of $98.5 million in connection with the issuance of our Class A common stock. For the year ended December 31, 2017, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2018 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$804,470	(1)	$1,385,381	$419,594	$685,631	$3,295,076
Senior unsecured notes	—		266,201	500,000	400,000	1,166,201
Interest payable(2)	129,778		201,019	57,709	42,351	430,857
Other funding obligations(3)	379,837		—	—	—	379,837
Payments pursuant to tax receivable agreement	105		209	209	1,047	1,570
Operating lease obligations	1,180		2,360	98	—	3,638
Total	$1,315,370		$1,855,170	$977,610	$1,129,029	$5,277,179

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2018 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2018.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2018, our off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2017, our off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

During 2018, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

•	Reserve for loan losses

•	Acquisition of real estate

•	Impairment or disposal of long lived assets

•	Identified intangible assets and liabilities

•	Variable interest entities

•	Valuation of financial instruments

The following is a summary of accounting policies that require more significant management estimates and judgments:

Reserve for loan losses

We have one portfolio segment, represented by commercial real estate lending, whereby we utilize a uniform process for determining our reserves for loan losses. The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date and includes a general, formula-based component and an asset-specific component. If we determine that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent loan, we will record a reserve. The reserve is increased (decreased) through provision for (recovery of) loan losses in our consolidated balance sheets and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as we work toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This charge off may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off.

The general reserve component covers performing loans and reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors.

The asset-specific reserve component relates to reserves for losses on impaired loans. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a loan-by-loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

Substantially all of our impaired loans are collateral dependent and impairment is measured using the estimated fair value of collateral, less costs to sell. We generally use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, we obtain external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when we grant a concession to a debtor that is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

The (recovery of) provision for loan losses for the years ended December 31, 2018 and 2016 were $13.9 million and $0.3 million, respectively. There was no (recovery of) provision for loan losses for the year ended December 31, 2017 as the amount of provision previously recorded was sufficient. The total reserve for loan losses as of December 31, 2018, included asset-specific reserves of $12.7 million and general reserves of $5.2 million.

Acquisition of real estate

We generally acquire real estate assets or land and development assets through purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Purchased properties are classified as real estate, net or land and development, net on our consolidated balance sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate, net, and when we intend to market a property for sale in the near term, the asset is classified as real estate held for sale. Upon purchase, the properties are recorded at cost. Foreclosed assets classified as real estate and land and development are initially recorded at their estimated fair value and assets classified as assets held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the reserve for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values.

Impairment or disposal of long-lived assets

Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in real estate held for sale on our consolidated balance sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Impairment for real estate assets are included in impairment of assets in our consolidated statements of operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded.

We periodically review real estate to be held and used and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets are recorded in impairment of assets in our consolidated statements of operations.

We had no property classified held for sale at December 31, 2018 or 2017. We did not record any impairments of real estate for any of the years ended December 31, 2018, 2017 or 2016.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2018 and 2017, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

Variable interest entities

We evaluate our investments and other contractual arrangements to determine if our interests constitute variable interests in a variable interest entity ("VIE") and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary. We first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, which interests create or absorb variability, the contractual terms, the key decision making powers, impact on the VIE's economic performance and related party relationships. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

Fair value of assets and liabilities

The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial and nonfinancial assets and liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Item 8—“Financial Statements and Supplemental Data—Note 2.”

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

We define core earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in fair value securities and passive interest in unconsolidated joint ventures; (iv) economic gains on securitization transactions not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) non-cash stock-based compensation; and (vi) certain transactional items.

For core earnings, we include adjustments for Economic Gains on Securitization transactions not recognized under GAAP accounting for which risk has substantially transferred during the period and exclusion of resultant GAAP recognition of the related economics during the subsequent periods. This adjustment is reflected in core earnings when there is a true risk transfer on the mortgage loan transfer and settlement. Historically, this has represented the impact of economic gains/(discounts) on intercompany loans secured by our own real estate which we had not previously recognized because such gains were eliminated in consolidation. Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for core earnings purposes. Management believes recognizing these amounts for core earnings purposes in the period of transfer of economic risk is a reasonable supplemental measure of our performance.

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

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the fair value securities adjusts for timing differences between when we recognize changes in the fair values of our assets.

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Income (loss) before taxes	$228,319	$133,591	$120,040
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP)(1)	(15,895)	(258)	109
Our share of real estate depreciation, amortization and gain adjustments(2)	9,935	35,891	33,828
Adjustments for unrecognized derivative results(3)	(19)	(10,139)	(11,105)
Unrealized (gain) loss on fair value securities	1,050	(1,405)	56
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(788)	1,026	(482)
Non-cash stock-based compensation	9,994	20,043	19,039
Transactional adjustments(4)	(2,488)	—	(3,272)
Core earnings	$230,108	$178,749	$158,213

(1)
Includes $31 thousand, $32 thousand and $29 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2018	2017	2016

	Total GAAP depreciation and amortization	$41,959	$40,332	$39,447
	Less: Depreciation and amortization related to non-rental property fixed assets	(75)	(93)	(114)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(4,087)	(1,290)	(2,519)
	Our share of real estate depreciation and amortization	37,797	38,949	$36,814

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(27,968)	(2,277)	$(3,007)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	1,845	17	21
	Our share of accumulated depreciation and amortization on real estate sold	(26,123)	(2,260)	$(2,986)

	Less: Operating lease income on above/below market lease intangible amortization	(1,739)	(798)	$—

	Our share of real estate depreciation, amortization and gain adjustments	$9,935	$35,891	$33,828

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

		Year Ended December 31,
		2018	2017	2016

	GAAP realized gain on sale of real estate, net	$95,881	$11,423	$20,636
	Adjusted gain/loss on sale of real estate for purposes of core earnings	(69,758)	(9,163)	(17,650)
	Our share of accumulated depreciation and amortization on real estate sold	$26,123	$2,260	$2,986

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2018	2017	2016

	Net results from derivative transactions	$15,926	$(12,641)	$(1,409)
	Hedging interest expense	7,234	15,320	29,870
	Hedging realized result	(23,141)	7,460	(17,356)
	Adjustments for unrecognized derivative results	$19	$10,139	$11,105

(4)
As more fully discussed in Note 16, Income Taxes, to the Company’s Consolidated Financial Statements, during the years ended December 31, 2018 and 2016, the Company recorded an additional $3.3 million income tax expense for a tax settlement for pre-acquisition liabilities on certain corporate entities acquired at the time of its IPO. During the years ended December 31, 2018 and 2016, the Company also recorded other income of $2.5 million and $3.3 million, respectively, relating to the recovery of these amounts pursuant to indemnification. While these items are presented on a gross basis, there was no impact to core earnings. Accordingly, since December 31, 2018 and 2016 pre-tax income excludes the tax effect but includes the recovery of $2.5 million and $3.3 million, respectively, pursuant to the indemnification, the recovery amounts have been excluded from core earnings.

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

	Year Ended December 31,
	2018	2017	2016

Number of loans	103	114	104
Face amount of loans sold into securitizations	$1,304,106	$1,476,741	$1,327,856	(1)
Number of securitizations	9	7	6

Income from sales of securitized loans, net(2)	$16,941	$55,220	$23,098
Hedge gain/(loss) related to loans securitized(3)	12,774	(5,929)	15,271
Income from sales of securitized loans, net of hedging	29,715	49,291	$38,369
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	235	2,051	413
Core gain on sale of securitized loans	$29,950	$51,342	$38,782

(1)	Excludes one $21.7 million loan acquired from a third party and sold into a securitization at equal value.

(2)
The following is a reconciliation of income (loss) from sale of loans, net, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of income from sales of securitized loans, net ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Income from sales of loans, net	$16,511	$54,046	$26,009
Realized losses on loans related to lower of cost or market adjustments	463	1,779	—
(Income) from sale of loans (non-securitized), net	(33)	(605)	(2,911)
Income from sales of securitized loans, net	$16,941	$55,220	$23,098

(3)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Net results from derivative transactions	$15,926	$(12,641)	$(1,409)
Hedge gain/(loss) related to lending and securities positions	(3,152)	8,130	15,971
Hedge gain/(loss) related to loans (non-securitized)	—	(1,418)	709
Hedge gain/(loss) related to loans securitized	$12,774	$(5,929)	$15,271

Adjusted leverage

We present adjusted leverage, which is a non-GAAP financial measure, as a supplemental measure of our performance. We define adjusted leverage as the ratio of (i) debt obligations, net of deferred financing costs, adjusted for non-recourse indebtedness related to securitizations that is consolidated on our GAAP balance sheet to (ii) GAAP total equity. We believe adjusted leverage assists investors in comparing our leverage across reporting periods on a consistent basis by excluding non-recourse debt related to securitized loans. In addition, adjusted leverage is used to determine compliance with financial covenants.

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	December 31, 2018	December 31, 2017

Debt obligations, net	$4,452,574	$4,379,826
Less: CLO Debt(1)	(601,543)	(688,479)
Adjusted debt obligations	3,851,031	3,691,347

Total equity	1,643,635	1,488,146

Adjusted leverage	2.3	2.5

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Interest expense	$(194,291)	$(146,118)	$(120,827)
Net interest expense component of hedging activities (1)	(7,234)	(15,320)	(29,870)
Cost of funds	$(201,525)	$(161,438)	$(150,697)

Interest income	$344,816	$263,667	$236,372
Cost of funds	(201,525)	(161,438)	(150,697)
Interest income, net of cost of funds	$143,291	$102,229	$85,675

		Year Ended December 31,
		2018	2017	2016

(1)	Net result from derivative transactions	$15,926	$(12,641)	$(1,409)
	Hedging realized result	(23,141)	7,460	(17,356)
	Hedging unrecognized result	(19)	(10,139)	(11,105)
	Net interest expense component of hedging activities	$(7,234)	$(15,320)	$(29,870)

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2018 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2018, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(15,932)	$18,935
Increase by 1.00%	19,014	(20,512)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of December 31, 2018, the Company believes it was in compliance with all covenants.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(1), and the financial statement schedules listed in the index appearing under Item 15(2), of Ladder Capital Corp and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 28, 2019

We have served as the Company’s or its predecessor’s auditor since 2009.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2018(1)	December 31, 2017(1)

Assets
Cash and cash equivalents	$67,878	$76,674
Restricted cash	30,572	106,009
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,318,390	3,282,462
Provision for loan losses	(17,900)	(4,000)
Mortgage loan receivables held for sale	182,439	230,180
Real estate securities	1,410,126	1,106,517
Real estate and related lease intangibles, net	998,022	1,032,041
Investments in unconsolidated joint ventures	40,354	35,441
FHLB stock	57,915	77,915
Derivative instruments	—	888
Accrued interest receivable	27,214	25,875
Other assets	157,862	55,613
Total assets	$6,272,872	$6,025,615
Liabilities and Equity
Liabilities
Debt obligations, net	$4,452,574	$4,379,826
Due to brokers	1,301	14
Derivative instruments	975	2,606
Amount payable pursuant to tax receivable agreement	1,570	1,656
Dividends payable	37,316	30,528
Accrued expenses	82,425	59,619
Other liabilities	53,076	63,220
Total liabilities	4,629,237	4,537,469
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 106,642,335 and 96,258,847 shares issued and 103,941,173 and 93,641,260 shares outstanding	105	94
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 13,117,419 and 17,667,251 shares issued and outstanding	13	18
Additional paid-in capital	1,471,157	1,306,136
Treasury stock, 2,701,162 and 2,617,587 shares, at cost	(32,815)	(31,956)
Retained earnings (dividends in excess of earnings)	11,342	(39,112)
Accumulated other comprehensive income (loss)	(4,649)	(212)
Total shareholders’ equity	1,445,153	1,234,968
Noncontrolling interest in operating partnership	188,427	240,861
Noncontrolling interest in consolidated joint ventures	10,055	12,317
Total equity	1,643,635	1,488,146

Total liabilities and equity	$6,272,872	$6,025,615

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2018	2017	2016

Net interest income
Interest income	$344,816	$263,667	236,372
Interest expense	194,291	146,118	120,827
Net interest income	150,525	117,549	115,545
Provision for loan losses	13,900	—	300
Net interest income after provision for loan losses	136,625	117,549	115,245

Other income
Operating lease income	96,506	89,492	77,277
Tenant recoveries	9,671	7,179	5,958
Sale of loans, net	16,511	54,046	26,009
Realized gain (loss) on securities	(5,808)	17,209	7,724
Unrealized gain (loss) on equity securities	(1,605)	—	—
Unrealized gain (loss) on Agency interest-only securities	555	1,405	(56)
Realized gain on sale of real estate, net	95,881	11,423	20,636
Fee and other income	26,285	18,341	21,365
Net result from derivative transactions	15,926	(12,641)	(1,409)
Earnings (loss) from investment in unconsolidated joint ventures	790	89	426
Gain (loss) on extinguishment/defeasance of debt	(4,392)	(73)	5,382
Total other income	250,320	186,470	163,312
Costs and expenses
Salaries and employee benefits	60,117	70,463	64,270
Operating expenses	21,696	21,421	20,552
Real estate operating expenses	29,799	33,216	30,545
Fee expense	5,055	4,996	3,703
Depreciation and amortization	41,959	40,332	39,447
Total costs and expenses	158,626	170,428	158,517
Income (loss) before taxes	228,319	133,591	120,040
Income tax expense (benefit)	6,643	7,712	6,320
Net income (loss)	221,676	125,879	113,720
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(15,864)	(226)	138
Net (income) loss attributable to noncontrolling interest in operating partnership	(25,797)	(30,377)	(47,131)
Net income (loss) attributable to Class A common shareholders	$180,015	$95,276	$66,727

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016

Earnings per share:
Basic	$1.85	$1.16	$1.08
Diluted	$1.84	$1.13	$1.06

Weighted average shares outstanding:
Basic	97,226,027	81,902,524	61,998,089
Diluted	97,652,065	109,704,880	107,638,788

Dividends per share of Class A common stock (Note 12)	$1.535	$1.215	$1.285

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$221,676	$125,879	$113,720

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(8,205)	18,515	20,947
Reclassification adjustment for (gains) included in net income	3,064	(20,735)	(12,428)

Total other comprehensive income (loss)	(5,141)	(2,220)	8,519

Comprehensive income	216,535	123,659	122,239
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(15,864)	(226)	138
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$200,671	$123,433	$122,377
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(24,868)	(31,072)	(52,230)
Comprehensive income attributable to Class A common shareholders	$175,803	$92,361	$70,147

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	7,604	7,604
Distributions	—	—	—	—	—	—	—	—	(20,353)	(25,730)	(46,083)
Equity based compensation	—	—	—	—	8,831	—	—	—	—	—	8,831
Issuance of common stock	5,800	6	—	—	99,000	—	—	—	—	—	99,006
Offering costs	—	—	—	—	(499)	—	—	—	—	—	(499)
Grants of restricted stock	34	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(58)	—	—	—	—	(859)	—	—	—	—	(859)
Forfeitures	(26)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(129,561)	—	—	—	(129,561)
Exchange of noncontrolling interest for common stock	4,550	5	(4,550)	(5)	63,109	—	—	(167)	(62,427)	—	515
Net income (loss)	—	—	—	—	—	—	180,015	—	25,797	15,864	221,676
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,211)	(930)	—	(5,141)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(5,420)	—	—	(59)	5,479	—	—
Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Contributions	—	—	—	—	—	—	—	—	—	7,479	7,479
Distributions	—	—	—	—	—	—	—	—	(42,218)	(306)	(42,524)
Equity based compensation	—	—	—	—	18,965	—	—	—	—	—	18,965
Grants of restricted stock	1,997	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(190)	—	—	—	—	(2,588)	—	—	—	—	(2,588)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1,323)	(1)	—	—	—	(18,124)	—	—	—	—	(18,125)
Forfeitures	(10)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(105,921)	—	—	—	(105,921)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	20,767	21	(20,767)	(21)	280,714	—	—	1,696	(284,763)	—	(2,353)
Net income (loss)	—	—	—	—	—	—	95,276	—	30,377	226	125,879
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,915)	695	—	(2,220)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(3,166)	—	—	(358)	3,524	—	—
Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2015	55,210	$55	44,056	$44	$776,866	$(5,812)	$60,618	$(3,556)	$657,380	$5,813	$1,491,408
Contributions	—	—	—	—	—	—	—	—	250	—	250
Distributions	—	—	—	—	—	—	—	—	(39,805)	(757)	(40,562)
Equity based compensation	—	—	—	—	516	—	—	—	17,124	—	17,640
Grants of restricted stock	794	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(424)	—	—	—	—	(4,652)	—	—	—	—	(4,652)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(73)	—	(1)	—	—	(780)	—	—	(6)	—	(786)
Forfeitures	(48)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(74,393)	—	—	—	(74,393)
Stock dividends	5,606	6	4,469	4	64,090	—	(64,100)	—	—	—	—
Exchange of noncontrolling interest for common stock	10,521	10	(10,521)	(10)	144,629	—	—	1,202	(145,831)	—	—
Adjustment for deferred taxes/tax receivable agreement as a result of the exchange of Class B shares	—	—	—	—	(1,590)	—	—	—	—	—	(1,590)
Net income (loss)	—	—	—	—	—	—	66,727	—	47,131	(138)	113,720
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,420	5,099	—	8,519
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	7,797	—	—	299	(8,096)	—	—
Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2018		2017		2016

Cash flows from operating activities:
Net income (loss)	$221,676		$125,879		$113,720
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	4,392		73		(5,382)
Depreciation and amortization	41,959		40,332		39,447
Unrealized (gain) loss on derivative instruments	(705)		3,432		(4,224)
Unrealized (gain) loss on equity securities	1,605		—		—
Unrealized (gain) loss on Agency interest-only securities	(555)		(1,405)		56
Unrealized (gain) loss on investment in mutual fund	(156)		(300)		14
Provision for loan losses	13,900		—		300
Amortization of equity based compensation	8,831		18,965		17,640
Amortization of deferred financing costs included in interest expense	10,906		7,856		7,459
Amortization of premium on mortgage loan financing	(1,023)		(1,025)		(894)
Amortization of above- and below-market lease intangibles	(1,739)		(786)		(108)
Amortization of premium/(accretion) of discount and other fees on loans	(19,820)		(11,180)		(8,941)
Amortization of premium/(accretion) of discount and other fees on securities	3,124		5,241		6,422
Realized (gain) loss on sale of mortgage loan receivables held for sale	(16,511)		(54,046)		(26,009)
Realized (gain) loss on real estate securities	5,808		(17,209)		(7,724)
Realized gain on sale of real estate, net	(95,881)		(11,423)		(20,636)
Realized gain on sale of derivative instruments	(242)		199		24
Origination of mortgage loan receivables held for sale	(1,297,221)		(1,465,635)		(1,128,651)
Purchases of mortgage loan receivables held for sale	—		—		(73,421)
Repayment of mortgage loan receivables held for sale	14,242		2,083		1,768
Proceeds from sales of mortgage loan receivables held for sale	1,292,442	(1)	1,375,733	(2)	1,440,195
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(790)		(89)		(426)
Distributions from operations of investment in unconsolidated joint ventures	1,250		—		1,017
Deferred tax asset (liability)	(7,525)		5,591		1,868
Payments pursuant to tax receivable agreement	—		(1,013)		—
Changes in operating assets and liabilities:
Accrued interest receivable	(1,339)		(1,437)		(1,662)
Other assets	3,369		(3,275)		(4,340)
Accrued expenses and other liabilities	20,436		(4,576)		(9,085)
Net cash provided by (used in) operating activities	200,433		11,985		338,427

	Year Ended December 31,
	2018		2017	2016

Cash flows from investing activities:
Purchase of derivative instruments	(545)		(300)	(73)
Sale of derivative instruments	888		—	39
Purchases of real estate securities	(770,039)		(210,903)	(977,062)
Repayment of real estate securities	109,446		138,413	684,143
Proceeds from sales of real estate securities	324,798		1,025,710	539,295
Proceeds from sale of FHLB stock	20,000		—	—
Origination of mortgage loan receivables held for investment	(1,478,771)		(1,407,669)	(919,023)
Purchases of mortgage loan receivables held for investment	—		(94,079)	—
Repayment of mortgage loan receivables held for investment	1,411,862		404,584	649,914
Basis recovery of Agency interest-only securities	18,349		51,989	70,053
Capital contributions to investment in unconsolidated joint ventures	(3,865)		—	—
Distributions received from investments in unconsolidated joint ventures in excess of income	—		—	48
Capitalization of interest on investment in unconsolidated joint ventures	(1,507)		(1,327)	(867)
Capital contributions to investment in mutual fund	—		—	(10,001)
Purchases of real estate	(122,707)		(236,932)	(62,495)
Capital improvements of real estate	(7,782)		(5,640)	(10,640)
Proceeds from sale of real estate	157,008	(3)	29,519	72,953	(4)
Net cash provided by (used in) investing activities	(342,865)		(306,635)	36,284
Cash flows from financing activities:
Deferred financing costs paid	(3,509)		(26,330)	(5,927)
Proceeds from borrowings under debt obligations	5,806,914		10,080,341	12,359,830
Repayment of borrowings under debt obligations	(5,681,604)		(9,510,272)	(12,689,064)
Cash dividends paid to Class A common shareholders	(122,772)		(100,076)	(67,166)
Capital contributed by noncontrolling interests in operating partnership	—		—	250
Capital distributed to noncontrolling interests in operating partnership	(20,353)		(42,218)	(39,805)
Capital contributed by noncontrolling interests in consolidated joint ventures	7,604		7,479	—
Capital distributed to noncontrolling interests in consolidated joint ventures	(25,730)		(306)	(757)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(858)		(18,125)	(786)
Purchase of treasury stock	—		(2,588)	(4,652)
Issuance of common stock	99,006		—	—
Common stock offering costs	(499)		—	—
Net cash provided by (used in) financing activities	58,199		387,905	(448,077)
Net increase (decrease) in cash, cash equivalents and restricted cash	(84,233)		93,255	(73,366)
Cash, cash equivalents and restricted cash at beginning of period	182,683		89,428	162,794
Cash, cash equivalents and restricted cash at end of period	$98,450		$182,683	$89,428

	Year Ended December 31,
	2018	2017	2016

Supplemental information:
Cash paid for interest, net of amounts capitalized	$183,215	$130,795	$115,246
Cash paid (received) for income taxes	9,839	(214)	8,775

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	(1,287)	380	(394)
Securities and derivatives sold, not settled	—	(10)	—
Origination of mortgage loans receivable held for investment	—	—	50,378
Repayment in transit of mortgage loans receivable held for investment (other assets)	106,204	—	(70,678)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	55,403	153,722	—
Proceeds from sale of real estate	1,421	—	—
Reduction in proceeds from sales of real estate	62,417	115,359	—
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	(62,417)	(115,359)	—
Exchange of noncontrolling interest for common stock	62,433	284,783	145,841
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	428	2,203	980
Increase in amount payable pursuant to tax receivable agreement	(86)	149	610
Rebalancing of ownership percentage between Company and Operating Partnership	5,480	3,524	(8,096)
Dividends declared, not paid	37,316	30,528	23,364
Stock dividends	—	17,319	64,100

(1)	Includes cash proceeds received in 2018 that relate to 2017 sales of loans of $0.4 million.

(2)	Includes cash proceeds received in 2017 that relate to 2016 sales of loans of $20.3 million.

(3)	Includes cash proceeds received in 2018 that relate to 2017 sales of real estate of $1.4 million.

(4)	Includes cash proceeds received in 2016 that relate to 2015 sales of real estate of $6.5 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016

Cash and cash equivalents	$67,878	$76,674	$44,615
Restricted cash	30,572	106,009	44,813
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$98,450	$182,683	$89,428

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2018, Ladder Capital Corp has a 88.8% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2018 and 2017. At December 31, 2018 and 2017, and at various times during the years, the balances exceeded the insured limits.

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

Real Estate Securities

The Company classifies its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”) and equity securities, recorded as a component of other comprehensive income (loss) in shareholders’ equity. As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

Equity securities are classified as available-for-sale. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

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

Sales of Real Estate

Gains on sales of real estate after January 1, 2018 are recognized pursuant to the provisions included in ASC 606-20, Revenue from Contracts with Customers (“ASC 606-20”) or ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, the Company’s sales of residential condominiums would be governed by ASC 606-20 and the sales of rental properties under ASC 610-20.

Gain on sales of real estate prior to January 1, 2018 are recognized pursuant to the provisions included in ASC 360-20, Real Estate Sales (“ASC 360-20”). The specific timing of a sale was measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, depending on the circumstances, the Company may not record a sale or may record a sale but may defer some or all of the gain recognition. If the criteria for full accrual are not met, the Company may account for the transaction by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria for the full accrual method are met.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning April 1, 2015, the Company elected to early adopt ASU 2015-03 and appropriately retrospectively applied the guidance to its senior unsecured notes, to all periods presented. Unamortized debt issuance costs of $11.2 million are included in senior unsecured notes as of December 31, 2018, and unamortized debt issuance costs of $14.1 million are included in senior unsecured notes as of December 31, 2017. This new guidance is framed around how to account for costs related to term debt and it does not address how to present fees paid to lenders or other costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements. Refer to Note 8, Debt Obligations, Net.

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

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2018 and 2017, none of the Company’s repurchase agreements are accounted for as linked transactions.

Income Taxes

The Company has elected to be taxed as a REIT under the Code effective January 1, 2015. The Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income. The Company is also subject to U.S. federal income tax (and possibly state and local taxes) to the extent it recognizes any “built-in gains” that existed as of January 1, 2015, the effective date of Company’s election to be subject to tax as a REIT under the Code (the “REIT Election”) for the five year period following the REIT Election. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of general and administrative expense on its consolidated statements of income. For the years ended December 31, 2018 and 2017, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional Series REIT LP Units, LC TRS I LLC (“LC TRS I”) Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges may result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to the TRA Members of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by the TRA Members and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company may benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the future exchanges described above as a deferred tax asset in the consolidated statements of financial condition. The amount due to the TRA Members related to the Tax Receivable Agreement as a result of the future exchanges described above is recorded as amount due pursuant to Tax Receivable Agreement in the consolidated statements of financial condition.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2018, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 3.1% of the Company’s CMBS portfolio as of December 31, 2018, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

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

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, require that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. In November 2017, the SEC staff indicated that, despite transfer restrictions placed on qualified Third Party Purchasers (“TPP”) by the risk retention rules of the Dodd-Frank Act, they would not take exception to a registrant treating transfers of financial instruments in a securitization as sales if the transfers otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is consistent with the substance of such transactions and, accordingly, reflects such transfers as sales.

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

Fee and Other Income

Fee and other income is composed of income from the management of our institutional partnership and managed accounts, dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest. It also includes a $2.5 million in income from an indemnity counterparty, which is more fully discussed in Note 16, Income Taxes.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most then-current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 was initially scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for one year and permitted early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2017-10”); ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force (“EITF”) Meeting (SEC Update) (“ASU 2016-11”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update) (“ASU 2017-13”). In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update) (“ASU 2017-14”). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09.

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

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases or financing leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides a new transition method at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings, prior periods will not require restatement. ASU 2018-11 also provides a new practical expedient for lessors adopting the new lease standard. Lessors have the option to aggregate nonlease components with the related lease component upon adoption of the new standard if the following conditions are met: (1) the timing and pattern of transfer for the nonlease component and the related lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) (“ASU 2018-20”), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. Each of the standards are effective for the Company on January 1, 2019, with early adoption permitted. The Company plans to use the alternative transition option and reflect lease adoption on January 1, 2019, with no adjustment to 2018 or earlier periods. The net impact will be reflected as a cumulative-effect adjustment to retained earnings under the ASU. The Company currently believes that the adoption of ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. For leases where the Company is the lessee, primarily for the Company’s corporate headquarters and other identified leases, the Company expects to record a lease liability and a right of use asset on its consolidated financial statements upon adoption of $3.7 million and $3.5 million (including previously accrued straight line rent), respectively, with no adjustment required to retained earnings. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), (“ASU 2017-08”). The ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The amendments in ASU 2017-08 will not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The amendments in ASU 2017-11 will not have a material impact on the Company’s consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, (“ASU 2018-01”). This ASU provides an optional transition practical expedient that, if elected, would not require companies to reconsider their accounting for existing or expired land easements before adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. This ASU will be effective January 1, 2019, and early adoption is permitted. The amendments in ASU 2018-01 will not have a material impact on the Company’s consolidated financial statements.

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

3. CONSOLIDATED VARIABLE INTEREST ENTITIES

FASB ASC Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Operating Partnership is a VIE and as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, the Operating Partnership consolidates two collateralized loan obligation (“CLO”) VIEs with the following aggregate balance sheets ($ in thousands):

	December 31, 2018	December 31, 2017
	Notes 4 & 8	Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$710,502	880,385
Accrued interest receivable	3,921	4,252
Other assets(1)	81,390	—
Total assets	$795,813	$884,637

Senior and unsecured debt obligations	$607,440	$689,961
Accrued expenses	1,471	794
Other liabilities	2	—
Total liabilities	608,913	690,755

Net equity in VIEs (eliminated in consolidation)	186,900	193,882
Total equity	186,900	193,882

Total liabilities and equity	$795,813	$884,637

(1)	Primarily consists of loan repayments in transit as of December 31, 2018.

4 MORTGAGE LOAN RECEIVABLES

December 31, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,340,381	$3,318,390	7.84%	1.32
Provision for loan losses	N/A	(17,900)
Mortgage loan receivables held for investment, net, at amortized cost	3,340,381	3,300,490
Mortgage loan receivables held for sale	181,905	182,439	5.46%	9.75
Total	$3,522,286	$3,482,929	7.76%	1.77

(1)	December 31, 2018 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

As of December 31, 2018, $816.8 million, or 24.6%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.5 billion, or 75.4%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2018, $182.4 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

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

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	December 31, 2018		December 31, 2017
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,192,160	$3,170,788	$3,140,788	$3,123,268
Mezzanine loans	148,221	147,602	159,921	159,194
Mortgage loan receivables held for investment, net, at amortized cost	3,340,381	3,318,390	3,300,709	3,282,462
Mortgage loan receivables held for sale
First mortgage loans	181,905	182,439	232,527	230,180
Total mortgage loan receivables held for sale	181,905	182,439	232,527	230,180

Provision for loan losses	N/A	(17,900)	N/A	(4,000)
Total	$3,522,286	$3,482,929	$3,533,236	$3,508,642

For the years ended December 31, 2018, 2017 and 2016, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	1,478,771	—	1,297,221
Repayment of mortgage loan receivables	(1,518,066)	—	(14,242)
Proceeds from sales of mortgage loan receivables	—	—	(1,291,828)
Realized gain on sale of mortgage loan receivables(1)	—	—	16,511
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	19,820	—	—
Loan loss provision(3)	—	(13,900)	—
Balance, December 31, 2018	$3,318,390	$(17,900)	$182,439

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the year ended December 31, 2018.

(2)
During the year ended December 31, 2018, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, three loans with a combined outstanding face amount of $57.6 million, a combined book value of $55.4 million (fair value at date of reclassification) and a remaining maturity of 2.5 years. The loans had been recorded at lower of cost or market prior to their reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. These transfers have been reflected as non-cash items on the consolidated statement of cash flows for the year ended December 31, 2018.

(3)
As further discussed below, during the year ended December 31, 2018, the Company recorded asset-specific provisions on collateral dependent loans of $12.7 million. In addition, the Company records a portfolio-based, general loan loss provision to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment. During the year ended December 31, 2018, the Company recorded an additional general reserve of $1.2 million.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2016	$2,000,095	$(4,000)	$357,882
Origination of mortgage loan receivables	1,407,669	—	1,465,635
Purchases of mortgage loan receivables	94,079	—	—
Repayment of mortgage loan receivables(1)	(384,283)	—	(2,569)
Proceeds from sales of mortgage loan receivables(2)	—	—	(1,491,092)
Realized gain on sale of mortgage loan receivables(3)	—	—	54,046
Transfer between held for investment and held for sale(4)	153,722	—	(153,722)
Accretion/amortization of discount, premium and other fees	11,180	—	—
Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180

(1)	Includes $0.5 million of non-cash repayment of mortgage loan receivables.

(2)	Includes $115.4 million of non-cash proceeds from sales.

(3)	Includes $1.8 million of realized losses on loans related to lower of cost or market adjustments for the year ended December 31, 2017.

(4)
During the year ended December 31, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount of $120.0 million, a book value of $119.9 million (fair value at date of reclassification) and a remaining maturity of three years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan. In addition, during the year ended December 31, 2017, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount and book value of $33.8 million, (fair value at the date of reclassification) and a remaining maturity of 3.5 years. These transfers have been reflected as non-cash items on the consolidated statement of cash flows for the year ended December 31, 2017.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries		Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2015	$1,742,345		$(3,700)	$571,764
Origination of mortgage loan receivables	969,401	(1)	—	1,128,651
Purchases of mortgage loan receivables	—		—	73,421
Repayment of mortgage loan receivables	(720,592)	(2)	—	(1,768)
Proceeds from sales of mortgage loan receivables(3)	—		—	(1,440,195)
Non-cash disposition of loan via foreclosure	—		—	—
Realized gain on sale of mortgage loan receivables	—		—	26,009
Transfer between held for investment and held for sale	—		—	—
Accretion/amortization of discount, premium and other fees	8,941		—	—
Loan loss provision	—		(300)	—
Balance, December 31, 2016	$2,000,095		$(4,000)	$357,882

(1)	Includes $50.4 million of non-cash originations.

(2)	Includes $70.7 million of non-cash repayments.

(3)	Includes $2.6 million of realized losses on loans related to lower of cost or market adjustments for the year ended December 31, 2016.

During the year ended December 31, 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At December 31, 2018 and 2017, there was $0.5 million and $0.2 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

Provision for Loan Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
	2018	2017	2016

Provision for loan losses at beginning of period	$4,000	$4,000	$3,700
Provision for loan losses	13,900	—	300
Provision for loan losses at end of period	$17,900	$4,000	$4,000

	December 31, 2018	December 31, 2017	December 31, 2016

Principal balance of loans on non-accrual status	$36,850	$26,850	$—

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

As a result of this analysis, the Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of December 31, 2018 and none of its loans are individually impaired as of December 31, 2017. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that an increase in its provision expense for loan losses of $13.9 million was required for the year ended December 31, 2018. This provision consisted of a portfolio-based, general loan loss provision of $1.2 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, an asset-specific reserve of $2.7 million relating to two of the Company’s loans, discussed below and an asset-specific reserve of $10.0 million relating to one of the Company’s loans, discussed below.

As of December 31, 2018, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties is most significantly affected by the contractual lease payments and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company utilized direct capitalization rates of 4.35% to 4.65% at December 31, 2017.

The on-going bankruptcy proceedings, rising interest rates and retail tenant’s creditworthiness, resulted in a decline in the estimated value of the collateral. As a result, on March 31, 2018, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of December 31, 2018, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90% utilized by the Company.

During the year ended December 31, 2018, management identified a loan with a carrying value of $45.0 million as potentially impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the submarket vacancy rate in the local market; and (iii) declining market conditions. As of September 30, 2018 this loan was not yet in default but the borrower was not expected to be able to pay off or refinance the loan at maturity. As part of the Company’s evaluation, it obtained an external appraisal of the loan collateral. Based on this review, a reserve of $10.0 million was recorded for this potentially impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The restructured loan was extended for up to 12 months, including extensions.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of December 31, 2018, there were no unfunded commitments associated with modified loans considered TDRs.

As of December 31, 2018 there was one other loan in default with a carrying value of $17.6 million, however, based on the underlying collateral, there are no expected losses.

As of December 31, 2018 and December 31, 2017 there were no other loans on non-accrual status.

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2018 and 2017 ($ in thousands):

December 31, 2018

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,258,819	$1,257,801	$2,477	$(7,638)	$1,252,640	(3)	138	AAA	3.32%	3.14%	2.33
CMBS interest-only(2)(4)	2,373,936	55,534	428	(271)	55,691	(5)	19	AAA	0.57%	2.80%	2.69
GNMA interest-only(4)(6)	135,932	2,862	93	(307)	2,648		12	AA+	0.51%	6.30%	4.11
Agency securities(2)	668	682	—	(20)	662		2	AA+	2.73%	1.83%	2.36
GNMA permanent securities(2)	32,633	32,889	420	(245)	33,064		6	AA+	3.94%	3.76%	5.03
Corporate bonds(2)	55,305	54,257	—	(386)	53,871		2	BB	4.08%	5.04%	2.51
Total debt securities	$3,857,293	$1,404,025	$3,418	$(8,867)	$1,398,576		179		1.54%	3.19%	2.40
Equity securities(7)	N/A	13,154	—	(1,604)	11,550		3	N/A	N/A	N/A	N/A
Total real estate securities	$3,857,293	$1,417,179	$3,418	$(10,471)	$1,410,126		182

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

(3)
Includes $11.3 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

(4)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(5)
Includes $0.9 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

(6)
Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company has elected to accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on Agency interest-only securities in the consolidated statements of income in accordance with ASC 815.

(7)	The Company has elected to account for equity securities at fair value with changes in fair value recorded in current period earnings.

December 31, 2017

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$945,167	$954,397	$2,748	$(3,646)	$953,499	(3)	96	AAA	3.28%	2.79%	2.89
CMBS interest-only(2)(4)	3,140,297	112,609	796	(334)	113,071	(5)	25	AAA	0.81%	3.16%	3.08
GNMA interest-only(4)(6)	172,916	5,245	157	(925)	4,477		13	AA+	0.58%	6.70%	4.18
Agency securities(2)	720	743	—	(15)	728		2	AA+	2.82%	1.80%	2.94
GNMA permanent securities(2)	33,745	34,386	595	(239)	34,742		6	AA+	3.98%	3.62%	5.66
Total debt securities	$4,292,845	$1,107,380	$4,296	$(5,159)	$1,106,517		142		1.37%	2.87%	3.00

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

(3)
Includes $11.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

(4)	The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.

(5)
Includes $1.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2018 and 2017 ($ in thousands):

December 31, 2018

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$342,121	$772,594	$137,925	$—	$1,252,640
CMBS interest-only(1)	1,145	54,546	—	—	55,691
GNMA interest-only(2)	17	2,276	353	2	2,648
Agency securities(1)	—	662	—	—	662
GNMA permanent securities(1)	551	1,048	31,465	—	33,064
Corporate bonds(1)	—	53,871	—	—	53,871
Total debt securities	$343,834	$884,997	$169,743	$2	$1,398,576

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

December 31, 2017

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$285,982	$544,278	$123,239	$—	$953,499
CMBS interest-only(1)	537	112,534	—	—	113,071
GNMA interest-only(2)	76	3,906	484	11	4,477
Agency securities(1)	—	728	—	—	728
GNMA permanent securities(1)	—	1,797	32,945	—	34,742
Total debt securities	$286,595	$663,243	$156,668	$11	$1,106,517

(1)
CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.

(2)	Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

During the year ended December 31, 2018, the Company realized a gain (loss) on sale of equity securities of $98.6 thousand which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

There were $2.8 million, $3.5 million and $4.7 million of realized losses on securities recorded as other than temporary impairments for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell its securities before recovery of its amortized cost basis. For cash flow statement purposes, receipts of interest from interest-only real estate securities are bifurcated between amortization of premium/(accretion) of discount and other fees on securities as part of cash flows from operations and basis recovery of Agency interest-only securities as part of cash flows from investing activities.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio ($ in thousands):

	December 31, 2018	December 31, 2017

Land	$195,644	$213,992
Building	814,314	789,622
In-place leases and other intangibles	162,002	189,490
Less: Accumulated depreciation and amortization	(173,938)	(161,063)
Real estate and related lease intangibles, net	$998,022	$1,032,041

Below market lease intangibles, net (other liabilities)	$(40,367)	$(42,607)

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Depreciation expense (1)	$31,537	$28,271	$26,031
Amortization expense	10,347	11,968	13,302
Total real estate depreciation and amortization expense	$41,884	$40,239	$39,333

(1)
Depreciation expense on the consolidated statements of income also includes $75 thousand, $93 thousand and $114 thousand of depreciation on corporate fixed assets for the years ended December 31, 2018, 2017 and 2016 respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At December 31, 2018, gross intangible assets totaled $162.0 million with total accumulated amortization of $57.7 million, resulting in net intangible assets of $104.3 million, including $5.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2017, gross intangible assets totaled $189.5 million with total accumulated amortization of $60.9 million, resulting in net intangible assets of $128.6 million, including $8.9 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the years ended December 31, 2018, 2017 and 2016 the Company recorded a reduction in operating lease income of $0.6 million, $1.1 million and $1.3 million, respectively, for amortization of above market leases intangibles acquired. For the years ended December 31, 2018, 2017 and 2016, the Company recorded an increase in operating lease income of $2.4 million, $1.9 million and $1.4 million, respectively, for amortization of below market lease intangibles acquired.

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2018 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2019	$985	$6,702
2020	991	6,544
2021	993	6,478
2022	997	6,414
2023	997	6,414
Thereafter	29,928	66,267
Total	$34,891	$98,819

There were $0.8 million and $0.9 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

There was unencumbered real estate of $58.6 million and $128.7 million as of December 31, 2018 and 2017, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2018 ($ in thousands):

Period Ending December 31,	Amount

2019	$78,907
2020	69,121
2021	66,198
2022	62,983
2023	61,564
Thereafter	509,389
Total	$848,162

Acquisitions

During the year ended December 31, 2018, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

March 2018	Diversified(2)	Lithia Springs, GA	$24,466	70.6%
April 2018	Net Lease	Kirbyville, MO	1,156	100.0%
April 2018	Net Lease	Gladwin, MI	1,171	100.0%
April 2018	Net Lease	Foley, MN	1,176	100.0%
April 2018	Net Lease	Moscow Mills, MO	1,237	100.0%
April 2018	Net Lease	Wonder Lake, IL	1,255	100.0%
May 2018	Diversified(3)	Isla Vista, CA	85,087	75.0%
October 2018	Net Lease	Ogden, IA	1,137	100.0%
November 2018	Net Lease	New Hampton, IA	1,317	100.0%
December 2018	Net Lease	Pinconning, MI	1,235	100.0%
December 2018	Net Lease	Bolivar, MO	1,175	100.0%
December 2018	Net Lease	Carthage, MO	1,099	100.0%
December 2018	Net Lease	Pelican Rapids, MN	1,196	100.0%

Total			$122,707

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $2.9 million to the partnership.

(3)	Joint venture partner contributed $4.6 million to the partnership.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the year ended December 31, 2018, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the year ended December 31, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$40,960
Building	79,398
Intangibles	3,153
Below Market Lease Intangibles	(804)
Total purchase price	$122,707

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2018 was 25.1 years. The Company recorded $5.3 million in revenues from its 2018 acquisitions for the year ended December 31, 2018, which is included in its consolidated statements of income. The Company recorded $2.4 million in earnings (losses) from its 2018 acquisitions for the year ended December 31, 2018, which is included in its consolidated statements of income.

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

During the year ended December 31, 2016, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

April 2016	Land	St. Paul, MN	$200	100.0%
April 2016	Net Lease	Dimmitt, TX	1,319	100.0%
April 2016	Net Lease	Philo, IL	1,156	100.0%
April 2016	Net Lease	St. Charles, MN	1,198	100.0%
May 2016	Net Lease	San Antonio, TX	1,096	100.0%
May 2016	Net Lease	Borger, TX	978	100.0%
June 2016	Net Lease	Champaign, IL	1,324	100.0%
June 2016	Net Lease	Decatur-Sunnyside, IL	1,181	100.0%
June 2016	Net Lease	Flora Vista, NM	1,305	100.0%
June 2016	Net Lease	Mountain Grove, MO	1,279	100.0%
June 2016	Net Lease	Rantoul, IL	1,204	100.0%
June 2016	Net Lease	Decatur-Pershing, IL	1,365	100.0%
June 2016	Net Lease	Cape Girardeau, MO	1,281	100.0%
June 2016	Net Lease	Linn, MO	1,122	100.0%
July 2016	Net Lease	Union, MO	1,227	100.0%
July 2016	Net Lease	Pawnee, IL	1,201	100.0%
July 2016	Net Lease	Lamar, MO	1,176	100.0%
August 2016	Diversified	Ewing, NJ	30,640	100.0%
October 2016	Diversified	Peoria, IL	2,760	100.0%
October 2016	Net Lease	Dryden Township, MI	1,190	100.0%
November 2016	Net Lease	Fayetteville, NC	6,971	100.0%
November 2016	Net Lease	Springfield, IL	1,322	100.0%

Total			$62,495

(1)	Properties were consolidated as of acquisition date.

The purchase prices were allocated to the asset acquisitions during the year ended December 31, 2016, as follows ($ in thousands):

Purchase Price Allocation

Land	$9,242
Building	39,609
Intangibles	15,854
Below Market Lease Intangibles	(2,210)
Total purchase price	$62,495

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2016 was 19.5 years. The Company recorded $2.8 million in revenues from its 2016 acquisitions for the year ended December 31, 2016, which is included in its consolidated statements of income. The Company recorded $(0.3) million in earnings (losses) from its 2016 acquisitions for the year ended December 31, 2016, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the year ended December 31, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$8,763	$4,458	$4,305		—	12	1
Various	Condominium	Miami, FL	7,851	6,716	1,135		—	26	22
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	(1)	1	—	—
March 2018	Diversified	Richmond, VA	20,966	11,370	9,596	(2)	1	—	—
September 2018	Diversified	St. Paul, MN	109,275	47,627	61,648	(3)	4	—	—
Totals			$218,662	$122,781	$95,881

(1)
This property had a third party investor. The third party investor has been allocated $7.0 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the year ended December 31, 2017, on the consolidated statements of income.

(2)
This property had a third party investor. The third party investor has been allocated $0.4 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the year ended December 31, 2017, on the consolidated statements of income.

(3)
This property had a third party investor. The third party investor has been allocated $7.9 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the year ended December 31, 2017, on the consolidated statements of income.

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

(2)	Includes $1.4 million of non-cash proceeds from sale of real estate.

The Company sold the following properties during the year ended December 31, 2016 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$34,049	$18,907	$15,142	—	73	59
Various	Condominium	Miami, FL	18,307	13,991	4,316	—	65	88
Mar 2016	Net Lease	Rockland, MA	7,922	7,210	712	1	—	—
Sep 2016	Net Lease	Crawfordsville, IN	6,192	5,726	466	1	—	—
Totals			$66,470	$45,834	$20,636

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2018 and 2017, the Company had an aggregate investment of $40.4 million and $35.4 million, respectively, in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2018 and 2017 ($ in thousands):

Entity	December 31, 2018	December 31, 2017

Grace Lake JV, LLC	$5,316	$4,908
24 Second Avenue Holdings LLC	35,038	30,533
Investment in unconsolidated joint ventures	$40,354	$35,441

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31,
Entity	2018	2017	2016

Ladder Capital Realty Income Partnership I LP	$—	$—	$892
Grace Lake JV, LLC	1,658	1,189	953
24 Second Avenue Holdings LLC	(868)	(1,100)	(1,419)
Earnings (loss) from investment in unconsolidated joint ventures	$790	$89	$426

Ladder Capital Realty Income Partnership I LP

On April 15, 2011, the Company entered into a limited partnership agreement, becoming the general partner and acquiring a 10% limited partnership interest in LCRIP I to invest in first mortgage loans held for investment and acted as general partner and manager to LCRIP I. The Company accounted for its interest in LCRIP I using the equity method of accounting, as it exerted significant influence but the unrelated limited partners had substantive participating rights, as well as kick-out rights. During the quarter ended June 30, 2015, the last loan held by LCRIP I was repaid. The term of the partnership expired on April 15, 2016. At that time, LCRIP I made distributions to the partners in the aggregate amounts determined by the general partner in accordance with the Limited Partnership Agreement. Simultaneously with the execution of the LCRIP I Partnership Agreement, the Company was engaged as the manager of LCRIP I and was entitled to a fee based upon the average net equity invested in LCRIP I, which was subject to a fee reduction in the event average net equity invested in LCRIP I exceeded $100.0 million. As discussed in “Out-of-Period Adjustments” in Note 2. Significant Accounting Policies, during the first quarter of 2016, the Company recorded an additional return on equity of $0.9 million in this investment in unconsolidated joint venture predominately relating to prior years. During the year ended December 31, 2018 and 2017, the Company recorded no management fees. During the year ended December 31, 2016, the Company recorded $6.9 thousand in management fees, respectively, which is reflected in fee and other income in the consolidated statements of income.

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

During the year ended December 31, 2018, the Company received a $1.3 million distribution from its investment in Grace Lake JV, LLC.

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

During the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.9 million, $1.1 million and $1.4 million, respectively, in expenses, which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company capitalizes interest related to the cost of its investment, as 24 Second Avenue has activities in progress necessary to construct and ultimately sell condominium units. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $1.5 million, $1.3 million and $0.9 million, respectively, of interest expense, using a weighted average interest rate, which is recorded in investment in unconsolidated joint ventures in the consolidated balance sheets.

As of December 31, 2018 and 2017, 24 Second Avenue had $46.7 million and $36.5 million, respectively, of loans payable to third party lenders. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction in 2018. 24 Second Avenue consists of 31 residential condominium units and one commercial condominium unit. As of December 31, 2018, 16 residential condominium units were under contract for sale for $39.5 million in sales proceeds. As of December 31, 2018, 24 Second Avenue is holding a 10.0% deposit on each sales contract. 24 Second Avenue expects to start closing on the existing sales contracts during the quarter ended March 31, 2019, pending New York City Building Department approvals. 24 Second Avenue entered into a construction loan in the amount of $50.5 million to fund the completion of the project, which matured on February 11, 2019. As of December 31, 2018, draws of $46.7 million have been taken against the construction loan. On February 11, 2019, the Company provided 24 Second Avenue with a $50.5 million first mortgage loan and a $6.5 million mezzanine loan. 24 Second Avenue used the proceeds from these loans to repay the outstanding construction loan and will use the remaining funds to finance the completion of the project. As of December 31, 2018, the Company has a $0.6 million remaining capital commitment to our operating partner.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018	December 31, 2017

Total assets	$167,837	$154,979
Total liabilities	116,667	108,119
Partners’/members’ capital	$51,170	$46,860

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Total revenues	$19,122	$18,482	$17,047
Total expenses	13,381	15,291	15,861
Net income (loss)	$5,741	$3,191	$1,186

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2018 and 2017 are as follows ($ in thousands):

December 31, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$180,597		$419,403	4.21% - 4.96%	10/1/2020	(2)	(3)	$262,642	$261,602
Committed Loan Repurchase Facility	350,000	63,679		286,321	4.68% - 4.98%	5/24/2019	(4)	(5)	87,385	88,762
Committed Loan Repurchase Facility	300,000	120,631		179,369	4.46% - 4.96%	4/7/2019	(6)	(7)	204,747	205,219
Committed Loan Repurchase Facility	300,000	79,886		220,114	4.44% - 4.94%	5/6/2021	(8)	(3)	117,382	117,366
Committed Loan Repurchase Facility	100,000	52,738		47,262	4.58% - 4.96%	7/20/2021	(9)	(3)	72,154	72,154
Committed Loan Repurchase Facility	100,000	—		100,000	NA	12/26/2019	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,750,000	497,531		1,252,469					744,310	745,103
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(12)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	166,154		N/A (13)	2.99% - 4.55%	1/2019 - 3/2019	N/A	(12)	187,803	187,803	(14)(15)
Total Repurchase Facilities	2,150,000	663,685		1,652,469					932,113	932,906
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2019	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	743,902	743,902		—	4.25% - 7.00%	2020 - 2028	N/A	(18)	939,362	1,108,968	(19)
CLO Debt	601,543	601,543	(20)	—	3.34% - 6.06%	2021-2034	N/A	(21)	710,502	710,737
Participation Financing - Mortgage Loan Receivable	2,453	2,453		—	17.00%	6/6/2019	N/A	(3)	2,453	2,453
Borrowings from the FHLB	1,933,522	1,286,000		647,522	1.18% - 3.01%	2019 - 2024	N/A	(22)	1,652,952	1,655,150	(23)
Senior Unsecured Notes	1,166,201	1,154,991	(24)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$6,864,051	$4,452,574		$2,566,421					$4,237,382	$4,410,214

(1)	December 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities, available-for-sale but were rather considered a partial retirement of CLO Debt.

(16)	Four additional 12-month periods at Company’s option.

(17)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(18)	Real estate.

(19)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(20)	Presented net of unamortized debt issuance costs of $2.6 million at December 31, 2018.

(21)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(22)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(23)	Includes $9.7 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(24)	Presented net of unamortized debt issuance costs of $11.2 million at December 31, 2018.

(25)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2017

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2017(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$120,493		$479,507	3.23% - 3.98%	10/1/2020	(2)	(3)	$160,031	$159,568
Committed Loan Repurchase Facility	450,000	183,111		266,889	3.63% - 4.48%	5/24/2018	(4)	(3)	333,647	335,076
Committed Loan Repurchase Facility	300,000	63,007		236,993	3.73% - 4.73%	4/10/2018	(5)	(6)	125,379	125,975
Committed Loan Repurchase Facility	200,000	32,042		167,958	4.25% - 4.50%	2/29/2020	(7)	(8)	48,045	48,045
Committed Loan Repurchase Facility	100,000	—		100,000	N/A	6/28/2019	N/A	(3)	—	—
Total Committed Loan Repurchase Facilities	1,650,000	398,653		1,251,347					667,102	668,664
Committed Securities Repurchase Facility	400,000	—		400,000	N/A	9/30/2019	N/A	(9)	—	—
Uncommitted Securities Repurchase Facility	N/A (10)	74,757		N/A (10)	1.65% - 3.31%	1/2018 - 3/2018	N/A	(9)	86,322	86,322	(11)
Total Repurchase Facilities	2,050,000	473,410		1,651,347					753,424	754,986
Revolving Credit Facility	241,430	—		241,430	N/A	2/11/2018	(4)	N/A (12)	N/A (14)	N/A (14)
Mortgage Loan Financing	692,696	692,696		—	4.25% - 6.75%	2018 - 2027	N/A	(13)	911,034	1,066,708	(14)
CLO Debt	688,479	688,479	(15)	—	2.36% - 5.08%	2021-2034	N/A	(16)	880,385	881,576
Participation Financing - Mortgage Loan Receivable	3,107	3,107		—	17.00%	6/6/2018	N/A	(3)	3,107	3,107
Borrowings from the FHLB	2,000,000	1,370,000		630,000	0.87% - 2.74%	2018 - 2024	N/A	(17)	1,777,597	1,783,210	(18)
Senior Unsecured Notes	1,166,201	1,152,134	(19)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (20)	N/A (20)	N/A (20)
Total Debt Obligations	$6,841,913	$4,379,826		$2,522,777					$4,325,547	$4,489,587

(1)	December 31, 2017 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Three additional 12-month periods at Company’s option.

(5)	Two additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(6)	First mortgage and mezzanine commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(8)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(9)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(10)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(11)	Includes $26.7 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(12)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(13)	Real estate.

(14)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(15)	Presented net of unamortized debt issuance costs of $6.0 million at December 31, 2017.

(16)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(17)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(18)	Includes $10.1 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(19)	Presented net of unamortized debt issuance costs of $14.1 million at December 31, 2017.

(20)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into six committed master repurchase agreements, as outlined in the December 31, 2018 table above, totaling $1.8 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of December 31, 2018 and 2017.

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

On December 27, 2018, the Company executed a new $100.0 million committed loan repurchase facility with a major banking institution to finance first mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein. The facility has a one-year initial term and the Company may extend periodically with lender’s consent, but at no time can the maturity of the facility exceed 364 days from the date of determination.

As of December 31, 2018, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $663.7 million. As of December 31, 2018, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.2 million, or 5% of our total equity. As of December 31, 2018, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 28.9%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2019, which may be extended by four 12-month periods subject to the satisfaction of customary conditions, including the absence of default. Subsequent to December 31, 2018, the Company extended the maturity date of the Revolving Credit Facility to February 11, 2020. The Company has additional one-year extension options to extend the final maturity date to February 2023. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of December 31, 2018 and 2017, the amount of unamortized costs relating to such facilities are $6.3 million and $7.8 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 7.00%, maturing between 2020 - 2028 as of December 31, 2018. These loans have carrying amounts of $743.9 million and $692.7 million, net of unamortized premiums of $5.8 million and $6.6 million as of December 31, 2018 and 2017, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $1.0 million, $1.0 million and $0.9 million of premium amortization, which decreased interest expense, for the years ended December 31, 2018, 2017 and 2016, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $939.4 million and $911.0 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company executed 12, 28 and 51 term debt agreements, respectively, to finance properties in its real estate portfolio.

CLO Debt

The Company completed its inaugural CLO issuances in the two transactions described below. As of December 31, 2018 and 2017, the Company had a total of $601.5 million and $688.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.6 million and $6.0 million are included in CLO Debt as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the CLO debt has interest rates of 3.34% to 6.06% (with a weighted average of 4.41%). As of December 31, 2018, collateral for the CLO debt comprised $710.5 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million and $3.1 million outstanding as of December 31, 2018 and 2017, respectively. The Company recorded $0.5 million of interest expense for the years ended December 31, 2018 and December 31, 2017.

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

As of December 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $647.5 million of committed term financing available from the FHLB), with terms of overnight to 5.75 years (with a weighted average of 2.5 years), interest rates of 1.18% to 3.01% (with a weighted average of 2.55%), and advance rates of 56.4% to 95.2% of the collateral. As of December 31, 2018, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $637.2 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.8 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2018. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 28.9% of the Company’s outstanding debt obligations as of December 31, 2018. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2018, the Company has a 88.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2018 and 2017.

Unamortized debt issuance costs of $11.2 million and $14.1 million are included in senior unsecured notes as of December 31, 2018 and 2017, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2018, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2019	$804,470
2020	855,977
2021	795,605
2022	760,582
2023	159,012
Thereafter	1,085,631
Subtotal	$4,461,277
Debt issuance costs included in senior unsecured notes	(11,210)
Debt issuance costs included in CLO debt	(2,569)
Debt issuance costs included in mortgage loan financing	(732)
Premiums included in mortgage loan financing(2)	5,808
Total	$4,452,574

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2019 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of December 31, 2018.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $849.3 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2018.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2018 and 2017 are as follows ($ in thousands):

December 31, 2018

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,258,819		$1,257,801	$1,252,640	Internal model, third-party inputs	3.14%	2.33
CMBS interest-only(1)	2,373,936	(2)	55,534	55,691	Internal model, third-party inputs	2.80%	2.69
GNMA interest-only(3)	135,932	(2)	2,862	2,648	Internal model, third-party inputs	6.30%	4.11
Agency securities(1)	668		682	662	Internal model, third-party inputs	1.83%	2.36
GNMA permanent securities(1)	32,633		32,889	33,064	Internal model, third-party inputs	3.76%	5.03
Corporate bonds(1)	55,305		54,257	53,871	Internal model, third-party inputs	5.04%	2.51
Equity securities(3)	N/A		13,154	11,550	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,340,381		3,318,390	3,324,588	Discounted Cash Flow(4)	7.84%	1.32
Provision for loan losses	N/A		(17,900)	(17,900)	(5)	N/A	N/A
Mortgage loan receivables held for sale	181,905		182,439	187,870	Internal model, third-party inputs(6)	5.46%	9.75
FHLB stock(7)	57,915		57,915	57,915	(7)	4.50%	N/A

Liabilities:
Repurchase agreements - short-term	436,957		436,957	436,957	Discounted Cash Flow(9)	3.42%	0.23
Repurchase agreements - long-term	226,728		226,728	226,728	Discounted Cash Flow(10)	3.47%	1.73
Mortgage loan financing	738,825		743,902	735,662	Discounted Cash Flow(10)	5.09%	2.61
CLO debt	601,543		601,543	601,543	Discounted Cash Flow(9)	4.41%	9.40
Participation Financing - Mortgage Loan Receivable	2,453		2,453	2,453	Discounted Cash Flow(11)	17.00%	0.43
Borrowings from the FHLB	1,286,000		1,286,000	1,286,664	Discounted Cash Flow	2.55%	2.46
Senior unsecured notes	1,166,201		1,154,991	1,111,288	Broker quotations, pricing services	5.39%	4.28
Nonhedge derivatives(1)(8)	578,971		N/A	975	Counterparty quotations	N/A	0.25

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2018 and 2017 ($ in thousands):

December 31, 2018

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,246,609		$—	$—	$1,241,334	$1,241,334
CMBS interest-only(1)	2,362,747	(2)	—	—	54,789	54,789
GNMA interest-only(3)	135,932	(2)	—	—	2,648	2,648
Agency securities(1)	668		—	—	662	662
GNMA permanent securities(1)	32,633		—	—	33,064	33,064
Corporate bonds(1)	55,305		—	—	53,871	53,871
Equity securities	N/A		11,550	—	—	11,550
			$11,550	$—	$1,386,368	$1,397,918
Liabilities:
Nonhedge derivatives(4)	605,871		$—	$975	$—	$975

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,340,381		$—	$—	$3,324,588	$3,324,588
Provision for loan losses	N/A		—	—	(17,900)	(17,900)
Mortgage loan receivable held for sale	181,905		—	—	187,870	187,870
CMBS(5)	12,210		—	—	11,306	11,306
CMBS interest-only(5)	11,189	(2)	—	—	902	902
FHLB stock	57,915		—	—	57,915	57,915
			$—	$—	$3,564,681	$3,564,681
Liabilities:
Repurchase agreements - short-term	436,957		$—	$—	$436,957	$436,957
Repurchase agreements - long-term	226,728		—	—	226,728	226,728
Mortgage loan financing	738,825		—	—	735,662	735,662
CLO debt	601,543		—	—	601,543	601,543
Participation Financing - Mortgage Loan Receivable	2,453		—	—	2,453	2,453
Borrowings from the FHLB	1,286,000		—	—	1,286,664	1,286,664
Senior unsecured notes	1,166,201		—	—	1,111,288	1,111,288
			$—	$—	$4,401,295	$4,401,295

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(5)
Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

December 31, 2017

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$932,874		$—	$—	$941,849	$941,849
CMBS interest-only(1)	3,129,027	(2)	—	—	112,003	112,003
GNMA interest-only(3)	172,916	(2)	—	—	4,477	4,477
Agency securities(1)	720		—	—	728	728
GNMA permanent securities(1)	33,745		—	—	34,742	34,742
Nonhedge derivatives(4)	594,140		—	888	—	888
			$—	$888	$1,093,799	$1,094,687
Liabilities:
Nonhedge derivatives(4)	$54,160		$—	$2,606	$—	$2,606

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,300,709		$—	$—	$3,292,035	$3,292,035
Provision for loan losses	N/A		—	—	(4,000)	(4,000)
Mortgage loan receivables held for sale	232,527		—	—	236,428	236,428
CMBS(5)	12,293		—	—	11,651	11,651
CMBS interest-only(5)	11,271	(2)	—	—	1,068	1,068
FHLB stock	77,915		—	—	77,915	77,915
			$—	$—	$3,615,097	$3,615,097
Liabilities:
Repurchase agreements - short-term	371,427		$—	$—	$371,427	$371,427
Repurchase agreements - long-term	101,983		—	—	101,983	101,983
Mortgage loan financing	692,394		—	—	693,055	693,055
Participation Financing - Mortgage Loan Receivable	688,479		—	—	688,479	688,479
Liability for transfers not considered sales	3,107		—	—	3,107	3,107
Borrowings from the FHLB	1,370,000		—	—	1,369,544	1,369,544
Senior unsecured notes	1,166,201		—	—	1,187,187	1,187,187
			$—	$—	$4,414,782	$4,414,782

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

(5)
Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2018 and 2017 ($ in thousands):

Level 3	2018	2017

Balance at January 1,	$1,106,517	$2,100,947
Transfer from level 2	—	—
Purchases	756,449	210,521
Sales	(322,979)	(1,025,700)
Paydowns/maturities	(109,446)	(138,413)
Amortization of premium/discount	(21,473)	(57,231)
Unrealized gain/(loss)	(4,586)	(816)
Realized gain/(loss) on sale(1)	(5,906)	17,209
Balance at December 31,	$1,398,576	$1,106,517

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2018

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,252,640		Discounted cash flow	Yield (4)	—%	3.54%	21.67%
				Duration (years)(5)	0.00	2.50	7.78
CMBS interest-only(1)	55,691	(2)	Discounted cash flow	Yield (4)	0.87%	4.71%	8.11%
				Duration (years)(5)	0.14	2.96	6.86
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	2,648	(2)	Discounted cash flow	Yield (4)	1.21%	5.54%	10.21%
				Duration (years)(5)	0.04	3.13	4.77
				Prepayment speed (CPJ)(5)	5.00	6.58	15.00
Agency securities(1)	662		Discounted cash flow	Yield (4)	—%	2.1%	2.84%
				Duration (years)(5)	0.00	2.83	3.82
GNMA permanent securities(1)	33,064		Discounted cash flow	Yield (4)	—%	3.51%	4.00%
				Duration (years)(5)	0.00	5.62	5.88
Corporate bonds(1)	53,871		Discounted cash flow	Yield (4)	5.30%	5.35%	5.46%
				Duration (years)(5)	1.94	2.19	2.70
Total	$1,398,576

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

December 31, 2017

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$953,499		Discounted cash flow	Yield (3)	0.61%	3%	18.32%
				Duration (years)(4)	0.12	3.19	7.84
CMBS interest-only(1)	113,071	(2)	Discounted cash flow	Yield (3)	2.7%	3.52%	6.31%
				Duration (years)(4)	0.39	3.06	4.46
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only(3)	4,477	(2)	Discounted cash flow	Yield (4)	4.46%	11.85%	71.88%
				Duration (years)(5)	0.44	2.43	5.19
				Prepayment speed (CPJ)(5)	5.00	12.19	35.00
Agency securities(1)	728		Discounted cash flow	Yield (4)	1.4%	2.16%	2.52%
				Duration (years)(5)	0.00	3.22	4.72
GNMA permanent securities(1)	34,742		Discounted cash flow	Yield (4)	2.62%	3.44%	6.93%
				Duration (years)(5)	1.40	5.75	5.94
Total	$1,106,517

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

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2018 and 2017 ($ in thousands):

December 31, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	1.35
Futures
5-year Swap	274,900	—	526	0.25
10-year Swap	227,700	—	436	0.25
5-year U.S. Treasury Note	6,800	—	13	0.25
Total futures	509,400	—	975
Total derivatives	$578,971	$—	$975

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2017

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Futures
5-year Swap	$304,300	$656	$—	0.25
10-year Swap	248,100	133	153	0.25
5-year U.S. Treasury Note	11,400	47	—	0.25
10-year U.S. Treasury Note	—	—	911
Total futures	563,800	836	1,064
Swaps
3 Month LIBOR(2)	50,000	—	1,542	2.68
Credit Derivatives
CDX	34,500	52	—	0.12
Total credit derivatives	34,500	52	—
Total derivatives	$648,300	$888	$2,606

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
(2) The Company was paying fixed interest rates on these swaps. The swap was subsequently terminated in 2018.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Year Ended December 31, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(747)	$16,176	$15,429
Swaps	1,403	(848)	555
Credit Derivatives	49	(107)	(58)
Total	$705	$15,221	$15,926

	Year Ended December 31, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(4,975)	$(7,655)	$(12,630)
Swaps	1,126	(1,008)	118
Credit Derivatives	417	(546)	(129)
Total	$(3,432)	$(9,209)	$(12,641)

	Year Ended December 31, 2016
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$3,608	$(3,954)	$(346)
Swaps	956	(1,264)	(308)
Credit Derivatives	(340)	(415)	(755)
Total	$4,224	$(5,633)	$(1,409)

The Company’s counterparties held $5.0 million and $9.6 million of cash margin as collateral for derivatives as of December 31, 2018 and 2017, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of December 31, 2018 and 2017, the Company was in compliance with these requirements and not in default on its indebtedness. As of December 31, 2018, there was no cash collateral held by the derivative counterparties for these derivatives. As of December 31, 2017, there was $4.1 million of cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2018 and 2017. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2018
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$975	$—	$975	$—	$975	$—
Repurchase agreements	663,686	—	663,686	663,686	—	—
Total	$664,661	$—	$664,661	$663,686	$975	$—

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

As of December 31, 2017
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)

Derivatives	$2,606	$—	$2,606	$—	$2,606	$—
Repurchase agreements	473,410	—	473,410	473,410	—	—
Total	$476,016	$—	$476,016	$473,410	$2,606	$—

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2018 and 2017 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

Issuance of equity

For the year ended December 31, 2018, the Company recognized net proceeds of $98.5 million in connection with the issuance of 5.8 million shares of its Class A common stock.

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

During the year ended December 31, 2018, 4,549,832 Series REIT LP Units and 4,549,832 Series TRS LP Units were collectively exchanged for 4,549,832 shares of Class A common stock and 4,549,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the year ended December 31, 2017, 20,767,407 Series REIT LP Units and 20,767,407 Series TRS LP Units were collectively exchanged for 20,767,407 shares of Class A common stock; and 20,767,407 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the year ended December 31, 2016, 10,521,149 Series REIT LP Units and 10,521,149 Series TRS LP Units were collectively exchanged for 10,521,149 shares of Class A common stock; and 10,521,149 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2018, the Company repurchased no shares of Class A common stock. During the year ended December 31, 2017, the Company repurchased 189,897 shares of Class A common stock at an average of $13.61 per share for a total aggregate purchase price of $2.6 million. During the year ended December 31, 2016, the Company repurchased 424,317 shares of Class A common stock at an average of $10.96 per share for a total aggregate purchase price of $4.7 million. All repurchased shares are recorded in treasury stock at cost. As of December 31, 2018, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.6% in the aggregate of its outstanding Class A common stock, based on the closing price of $15.47 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of December 31, 2018		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	189,897	(2,584)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2017		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2015		$49,006
Additional authorizations		—
Repurchases paid	424,317	(4,653)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2016		$44,353

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2018, 2017 and 2016:

Declaration Date	Dividend per Share

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
November 1, 2018	0.570	(1)
Total	$1.535

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

March 1, 2016	$0.275
June 1, 2016	0.275
September 1, 2016	0.275
December 2, 2016	0.460	(2)
Total	$1.285

(1)
On November 1, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

(2)
On December 2, 2016, our board of directors approved the fourth quarter 2016 dividend of $0.460 per share of the Company’s Class A common stock in order to meet our annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2018, 2017 and 2016:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain

December 11, 2017	January 3, 2018	(1)	$0.050	$0.038	$—	$0.012	$0.001
March 12, 2018	April 2, 2018		0.315	0.239	—	0.076	0.009
June 11, 2018	July 2, 2018		0.325	0.246	—	0.079	0.009
September 17, 2018	October 1, 2018		0.325	0.246	—	0.079	0.009
December 10, 2018	January 24, 2019	(2)	0.570	0.432	—	0.138	0.015
Total			$1.585	$1.201	$—	$0.384	$0.043

(1)      $0.265 of the $0.315 fourth quarter dividend paid on January 3, 2018 is considered a 2017 dividend for U.S. federal income tax purposes. $0.050 is considered a 2018 dividend for U.S. federal income tax purposes and will be reflected in 2018 tax reporting.
(2)     The $0.570 fourth quarter dividend paid on January 24, 2019 is considered a 2018 dividend for U.S. federal income tax purposes.

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

Stock Dividend

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company elected, subject to the cash/stock election by its shareholders described below, to pay its fourth quarter 2018 and 2016 dividends in a mix of cash and stock and have such dividends be treated as a taxable distribution to its shareholders for U.S. federal income tax purposes.

Pursuant to IRS guidance, shareholders had the option to elect to receive the fourth quarter 2018 and 2016 dividends in all cash (a “Cash Election”), or all shares of Ladder’s Class A common stock (a “Share Election”). Shareholders who did not return an election form, or who otherwise failed to properly complete an election form, were deemed to have made a Share Election. The total amount of cash paid to all shareholders was limited to a maximum of 20% of the total value of each of the fourth quarter 2018 and 2016 dividends (the “Cash Amount”). The aggregate amount of the dividends owed to shareholders who made Cash Elections exceeded the Cash Amount, and accordingly, the Cash Amount was prorated among such shareholders, with the remaining portion of the fourth quarter 2018 or 2016 dividend, as applicable, paid to such shareholders in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. Shareholders making Stock Elections received the full amount of the dividend in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. The Company believes that the total value of its 2018 dividends was sufficient to fully distribute its 2018 taxable income and its accumulated earnings and profits.

On January 24, 2019, the Company paid an aggregate of $34.9 million in cash to its Class A shareholders, accrued for dividends payable on unvested restricted stock and unvested options with dividend equivalent rights of $0.5 million and issued 1,434,297 shares of its Class A common stock, equivalent to $23.9 million, in connection with the fourth quarter 2018 dividend totaling $0.570 per share. The total number of shares of Class A common stock distributed pursuant to the fourth quarter 2018 dividend was determined based on shareholder elections and the volume weighted average price of $16.67 per share of Class A common stock on the New York Stock Exchange for the three trading days after January 10, 2019, the date that election forms were due. The Company also issued 180,925 shares of its Class B common stock and each of Series REIT and Series TRS of LCFH issued 1,615,222 of their respective Series LP units corresponding to the aggregate number of Class A and Class B shares issued by the Company. The Company believes that the total value of its 2018 dividend was sufficient to fully distribute its 2018 taxable income.

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(4,211)	(930)	(5,141)
Exchange of noncontrolling interest for common stock	(167)	167	—
Rebalancing of ownership percentage between Company and Operating Partnership	(59)	59	—
December 31, 2018	$(4,649)	$(588)	$(5,237)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2016	$1,365	$759	$2,124
Other comprehensive income (loss)	(2,915)	695	(2,220)
Exchange of noncontrolling interest for common stock	1,696	(1,696)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(358)	358	—
December 31, 2017	$(212)	$116	$(96)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(3,556)	$(2,839)	$(6,395)
Other comprehensive income (loss)	3,420	5,099	8,519
Exchange of noncontrolling interest for common stock	1,202	(1,202)	—
Rebalancing of ownership percentage between Company and Operating Partnership	299	(299)	—
December 31, 2016	$1,365	$759	$2,124

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2018, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $5.5 million as of December 31, 2018. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.
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

Allocation of Income and Loss

Income and losses and comprehensive income are allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement of LCFH upon liquidation of the Operating Partnership’s assets.

Noncontrolling Interest in Unconsolidated Joint Ventures

As of December 31, 2018, the Company consolidates nine ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 21 office buildings, two industrial properties, one condominium complex and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016 consist of the following:

($ in thousands except share amounts)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Basic Net income (loss) available for Class A common shareholders	$180,015	$95,276	$66,727
Diluted Net income (loss) available for Class A common shareholders	$180,015	$124,046	$114,156
Weighted average shares outstanding
Basic	97,226,027	81,902,524	61,998,089
Diluted	97,652,065	109,704,880	107,638,788

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2018, 2017 and 2016 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the years ended December 31, 2018, 2017 and 2016, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the years ended December 31, 2018, 2017 and 2016, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the years ended December 31, 2018, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the years ended December 31, 2018, 2017 and 2016, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$180,015	$95,276	$66,727
Denominator:
Weighted average number of shares of Class A common stock outstanding	97,226,027	81,902,524	61,998,089
Basic net income (loss) per share of Class A common stock	$1.85	$1.16	$1.08

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$180,015	$95,276	$66,727
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	30,378	47,130
Additional corporate tax (expense) benefit	—	(1,608)	299
Diluted net income (loss) attributable to Class A common shareholders	$180,015	$124,046	$114,156
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	97,226,027	81,902,524	61,998,089
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	27,773,765	45,118,668
Incremental shares of unvested Class A restricted stock	426,038	28,591	522,031
Diluted weighted average number of shares of Class A common stock outstanding	97,652,065	109,704,880	107,638,788
Diluted net income (loss) per share of Class A common stock	$1.84	$1.13	$1.06

(1)
For the year ended December 31, 2018, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 with Respect to 2014 Performance	$172	$1,876	$4,838
Annual Incentive Awards Granted in 2016 with Respect to 2015 Performance	1,294	2,094	6,690
Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance(1)	2,178	7,289	—
Other 2017 Restricted Stock Awards(1)	334	302	—
Annual Incentive Awards Granted in 2017 with Respect to 2017 Performance(1)	4,448	6,768	—
2018 Restricted Stock Awards	324	—	—
Other 2018 Restricted Stock Awards(1)	23	—	—
Other Employee/Director Awards	58	636	6,112
Total Stock Based Compensation Expense	$8,831	$18,965	$17,640

Phantom Equity Investment Plan	$—	$510	$689
Ladder Capital Corp Deferred Compensation Plan	$1,163	$568	$710
Bonus Expense	$34,465	$33,747	$29,224

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris, our Chief Executive Officer.

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

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Year Ended December 31,
	2018		2017		2016
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	33,656	$500	1,996,594	$27,489	793,598	$9,118
Grants - Class A Common Stock (restricted) dividends	—	—	15,560	216	166,934	1,908
Stock Options	—	—	—	—	380,949	1,356

Amortization to compensation expense
Ladder compensation expense		$(8,831)		$(18,965)		(17,640)
Total amortization to compensation expense		$(8,831)		$(18,965)		$(17,640)

The table below presents the number of unvested shares and outstanding stock options at December 31, 2018 and changes during 2018 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2017	1,252,365	982,135
Granted	33,656	—
Exercised		—
Vested	(141,766)
Forfeited	(26,061)	—
Expired		—
Nonvested/Outstanding at December 31, 2018	1,118,194	982,135

Exercisable at December 31, 2018		929,701

At December 31, 2018 there was $5.8 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 31 months, with a weighted-average remaining vesting period of 20.2 months.

The table below presents the number of unvested shares and outstanding stock options at December 31, 2017 and changes during 2017 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2016	1,475,865	982,135
Granted	2,012,154	—
Exercised		—
Vested	(2,225,654)
Forfeited	(10,000)	—
Expired		—
Nonvested/Outstanding at December 31, 2017	1,252,365	982,135

Exercisable at December 31, 2017		752,017

As of December 31, 2017 there was $14.5 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 38 months, with a weighted-average remaining vesting period of 27.9 months.

The table below presents the number of unvested shares and outstanding stock options at December 31, 2016 and changes during 2016 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

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
The final payment, which closed the liability under the Phantom Equity Plan, was made on January 5, 2018. As of December 31, 2017, there were 42,270 phantom units that have been withdrawn from the plan, resulting in a liability of $1.0 million, which was included in accrued expenses on the consolidated balance sheets.

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

As of December 31, 2018, there are 380,662 phantom units outstanding, of which 130,389 are unvested, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2017, there were 321,476 phantom units outstanding, of which 182,983 are unvested, resulting in a liability of $3.8 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 7, 2019, the board of directors of Ladder Capital Corp approved 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. During the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense of $34.5 million, $33.7 million and $29.2 million, respectively, related to bonuses.

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

As part of the 2017 Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities was reduced. The Company adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2018	2017	2016

Current expense (benefit)
U.S. Federal	$7,099	$1,845	$(386)
State and local	7,068	276	4,838
Total current expense (benefit)	14,167	2,121	4,452
Deferred expense (benefit)
U.S. Federal	(5,115)	4,632	1,417
State and local	(2,409)	959	451
Total deferred expense (benefit)	(7,524)	5,591	1,868
Provision for income tax expense (benefit)	$6,643	$7,712	$6,320

There were $6.1 million corporate taxes payable (receivable) as of December 31, 2018. Corporate taxes payable (receivable) as of December 31, 2017 were $2.6 million. There were $0.5 million NYC UBT taxes payable (receivable) at December 31, 2018. NYC UBT taxes payable (receivable) at December 31, 2017 were $0.5 million. Prepaid corporate taxes as of December 31, 2018 and 2017 were $11.6 million and $12.4 million, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018		2017	2016

US statutory tax rate	21.00%		35.00%	35.00%
REIT income not subject to corporate income tax	(18.86)%		(29.53)%	(34.38)%
Increase due to state and local taxes	2.44%	(1)	0.74%	4.41%	(1)
Change in valuation allowance	(1.64)%		2.13%	0.42%
Impact of Tax Cuts and Jobs Act	—%		(2.53)%	—%
Other	(0.03)%		(0.04)%	(0.19)%
Effective income tax rate	2.91%		5.77%	5.26%

(1)
The increase in state taxes shown above is primarily related to additional tax expense of $3.3 million for the years ended December 31, 2018 and 2016, pertaining to New York State tax audits, further discussed below.

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2018 and 2017, the Company’s net deferred tax assets (liabilities) were $2.3 million and $(5.7) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2018	December 31, 2017

Deferred Tax Assets
Basis difference in operating partnerships	$1,343	$—
Net unrealized losses	937	1,461
Capital losses carryforward	2,427	5,781
Valuation allowance	(2,427)	(5,781)
Total Deferred Tax Assets	$2,280	$1,461

	December 31, 2018	December 31, 2017

Deferred Tax Liability
Basis difference in operating partnerships	$—	$7,134
Net unrealized gains	—	—
Valuation allowance	—	—
Total Deferred Tax Liability	$—	$7,134

As of December 31, 2018, the Company had $2.4 million deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2017, the Company had $5.8 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2018, the tax years 2013-2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. During the three months ended September 30, 2016, management proposed a settlement pertaining to a New York State tax audit for these corporate entities for the years 2010-2012 (which are now wholly owned). As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. The settlement was finalized during the three months ended December 31, 2016. Pursuant to the indemnification, Management expected to recover such amounts and, accordingly, recorded fee and other income in the amount of $3.3 million as well as a corresponding receivable from the indemnity counterparties. As of January, 31, 2017, the Company had recovered all amounts owed by the indemnity counterparties related to the 2010-2012 audit. In January 2019, a settlement was reached with New York State pertaining to an audit of these same corporate entities for the years 2013-2015. As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. Pursuant to the indemnification, management expects to recover $2.5 million of such amounts and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. The IRS and New York City have begun routine audits of the Company’s U.S. federal and city income tax returns for tax year 2014 and 2012-2014, respectively. The Company does not expect the audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of December 31, 2018 and 2017, the Company’s unrecognized tax benefit is a liability for 0.8 million and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2018, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of December 31, 2018 and 2017, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million and $1.7 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for TRA Members. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of December 31, 2018, members of senior management have $0.9 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

Stockholders Agreement

On March 3, 2017, Ladder, RREF II Ladder LLC, an entity affiliated with The Related Companies (“Related”), and certain pre-IPO stockholders of Ladder, including affiliates of TowerBrook Capital Partners, L.P. and GI Partners L.P., closed a purchase by Related of $80.0 million of Ladder’s Class A common stock from the pre-IPO stockholders. As part of the closing of the transaction, Ladder and Related entered into a Stockholders Agreement, dated as of March 3, 2017, pursuant to which Jonathan Bilzin resigned from the Board, and all committees thereof, and Ladder appointed Richard O’Toole to replace Mr. Bilzin as a Class II Director on Ladder’s Board, each effective as of March 3, 2017. Pursuant to the Stockholders Agreement, Ladder granted to Related a right of first offer with respect to certain horizontal risk retention investments in which Ladder intends to retain an interest and Related agreed to certain standstill provisions.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The Company recorded $0.5 million and $0.5 million of interest expense for the years ended December 31, 2018 and 2017, respectively, which is included in accrued expenses on the consolidated balance sheets.

On July 6, 2017, Ladder provided a $21.0 million first mortgage loan to a borrower affiliated with Related to facilitate the acquisition of two commercial condominium units in the Brickell Heights mixed use development in Miami, Florida. The borrowing entity, Brickell Heights Commercial LLC, is 80% owned by a joint venture between Related Special Assets LLC, a personal investment vehicle for certain principals of Related, and another investor, with the remaining 20% interest belonging to an affiliate of The Related Group of Florida. This loan was sold to a securitization trust on October 31, 2017. For the year ended December 31, 2017, the Company earned $0.3 million in interest income related to this loan.

On December 12, 2018, Ladder provided a $6.4 million first mortgage interest-only loan to a borrower affiliated with principals of Related to facilitate the acquisition of a gym facility and associated parking located in Woodbury, New York. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 12% interest in the borrowing entity and is a member of Ladder’s board of directors. For the year ended December 31, 2018, the Company earned $19.3 thousand in interest income related to this loan.

Firm Relationships

DLA Piper LLP (US), of which Mr. Jeffrey B. Steiner, a member of the Company’s board of directors, was a Partner until March 2018, and McDermott Will & Emery, of which Mr. Steiner is currently a Partner, each provide legal services to the Company. During the year ended December 31, 2017, the Company paid, or caused to be paid, to DLA Piper approximately $2.7 million in fees for legal services. Expenditures by the Company to DLA Piper and McDermott Will & Emery for the year ended December 31, 2018, for legal services in the aggregate totaled $2.1 million. Mr. Steiner’s son, Andrew Steiner, is an associate at the Company; during the year ended December 31, 2018, his compensation from the Company exceeded $120,000. Andrew Steiner’s compensation and other benefits the year ended December 31, 2018 were comparable to those of other employees of the Company in similar positions and determined by the Company consistent with its compensation practices applicable to other similarly situated employees.

18. COMMITMENTS AND CONTINGENCIES

Leases

In 2011, the Company entered into a lease for its primary office space, which commenced on October 1, 2011 and expires on January 31, 2022 with no extension option. In 2012, the Company entered into a lease for secondary office space. The lease commenced on May 15, 2012 and would have expired on May 14, 2015 with no extension option. This lease was amended, however, on October 2, 2014, extending the expiration date from May 14, 2015 to May 14, 2018. The Company recorded $1.1 million, $1.1 million and $1.2 million, of rental expense for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in operating expenses in the consolidated statements of income. The Company also rents month-to-month regional offices in California and South Carolina, which are not included in the table below.

The following is a schedule of future minimum rental payments required under the above operating lease ($ in thousands):

Period Ending December 31,	Amount

2019	$1,180
2020	1,180
2021	1,180
2022	98
2023	—
Thereafter	—
Total	$3,638

Unfunded Loan Commitments

As of December 31, 2018, the Company’s off-balance sheet arrangements consisted of $379.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2017, the Company’s off-balance sheet arrangements consisted of $157.0 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS, U.S. Agency Securities, corporate bonds and equity securities. The real estate segment includes net leased properties, office buildings, a student housing portfolio, industrial buildings, a shopping center and condominium units. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Year ended December 31, 2018
Interest income	$310,149	$34,217	$24	$426		$344,816
Interest expense	(62,474)	(4,617)	(34,739)	(92,461)		(194,291)
Net interest income (expense)	247,675	29,600	(34,715)	(92,035)		150,525
Provision for loan losses	(13,900)	—	—	—		(13,900)
Net interest income (expense) after provision for loan losses	233,775	29,600	(34,715)	(92,035)		136,625

Operating lease income	—	—	96,506	—		96,506
Tenant recoveries	—	—	9,671	—		9,671
Sale of loans, net	16,511	—	—	—		16,511
Realized gain (loss) on securities	—	(5,808)	—	—		(5,808)
Unrealized gain (loss) on equity securities	—	(1,605)	—	—		(1,605)
Unrealized gain (loss) on Agency interest-only securities	—	555	—	—		555
Realized gain (loss) on sale of real estate, net	—	—	95,881	—		95,881
Fee and other income	16,490	—	3,416	6,379		26,285
Net result from derivative transactions	10,467	5,459	—	—		15,926
Earnings from investment in unconsolidated joint ventures	—	—	790	—		790
Gain (loss) on extinguishment/defeasance of debt	(69)	—	(4,323)	—		(4,392)
Total other income (expense)	43,399	(1,399)	201,941	6,379		250,320

Salaries and employee benefits	—	—	—	(60,117)		(60,117)
Operating expenses	—	—	—	(21,696)	(3)	(21,696)
Real estate operating expenses	—	—	(29,799)			(29,799)
Fee expense	(4,040)	(398)	(617)	—		(5,055)
Depreciation and amortization	—	—	(41,884)	(75)		(41,959)
Total costs and expenses	(4,040)	(398)	(72,300)	(81,888)		(158,626)

Tax (expense) benefit	—	—	—	(6,643)		(6,643)
Segment profit (loss)	$273,134	$27,803	$94,926	$(174,187)		$221,676

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Year ended December 31, 2017
Interest income	$219,892	$43,542	$15	$218		$263,667
Interest expense	(39,530)	(5,800)	(28,679)	(72,109)		(146,118)
Net interest income (expense)	180,362	37,742	(28,664)	(71,891)		117,549
Provision for loan losses	—	—	—	—		—
Net interest income (expense) after provision for loan losses	180,362	37,742	(28,664)	(71,891)		117,549

Operating lease income	—	—	89,492	—		89,492
Tenant recoveries	—	—	7,179	—		7,179
Sale of loans, net	54,046	—	—	—		54,046
Realized gain (loss) on securities	—	17,209	—	—		17,209
Unrealized gain (loss) on Agency interest-only securities	—	1,405	—	—		1,405
Realized gain on sale of real estate, net	—	—	11,423	—		11,423
Fee and other income	6,859	—	7,865	3,617		18,341
Net result from derivative transactions	(8,425)	(4,216)	—	—		(12,641)
Earnings from investment in unconsolidated joint ventures	—	—	89	—		89
Gain (loss) on extinguishment/defeasance of debt	(19)	—	—	(54)		(73)
Total other income	52,461	14,398	116,048	3,563		186,470

Salaries and employee benefits	—	—	—	(70,463)		(70,463)
Operating expenses	302	—	—	(21,723)	(3)	(21,421)
Real estate operating expenses	—	—	(33,216)	—		(33,216)
Fee expense	(3,649)	(280)	(1,067)	—		(4,996)
Depreciation and amortization	—	—	(40,239)	(93)		(40,332)
Total costs and expenses	(3,347)	(280)	(74,522)	(92,279)		(170,428)

Income tax (expense) benefit	—	—	—	(7,712)		(7,712)
Segment profit (loss)	$229,476	$51,860	$12,862	$(168,319)		$125,879

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974		$6,025,615

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Year ended December 31, 2016
Interest income	$161,315	$74,987	$10	$60		$236,372
Interest expense	(25,531)	(9,740)	(25,333)	(60,223)		(120,827)
Net interest income (expense)	135,784	65,247	(25,323)	(60,163)		115,545
Provision for loan losses	(300)	—	—	—		(300)
Net interest income (expense) after provision for loan losses	135,484	65,247	(25,323)	(60,163)		115,245

Operating lease income	—	—	77,277	—		77,277
Tenant recoveries	—	—	5,958	—		5,958
Sale of loans, net	26,009	—	—	—		26,009
Gain on securities	—	7,724	—	—		7,724
Unrealized gain (loss) on Agency interest-only securities	—	(56)	—	—		(56)
Sale of real estate, net	—	—	20,636	—		20,636
Fee and other income	7,547	—	7,253	6,565		21,365
Net result from derivative transactions	8,371	(9,780)	—	—		(1,409)
Earnings from investment in unconsolidated joint ventures	—	—	(466)	892		426
Gain (loss) on extinguishment/defeasance of debt	—	—	—	5,382		5,382
Total other income	41,927	(2,112)	110,658	12,839		163,312

Salaries and employee benefits	(11,000)	—	—	(53,270)		(64,270)
Operating expenses	—	—	—	(20,552)	(3)	(20,552)
Real estate operating expenses	—	—	(30,545)	—		(30,545)
Fee expense	(2,343)	(166)	(618)	(576)		(3,703)
Depreciation and amortization	—	—	(39,354)	(93)		(39,447)
Total costs and expenses	(13,343)	(166)	(70,517)	(74,491)		(158,517)

Tax (expense) benefit	—	—	—	(6,320)		(6,320)
Segment profit (loss)	$164,068	$62,969	$14,818	$(128,135)		$113,720

Total assets as of December 31, 2016	$2,353,977	$2,100,947	$856,363	$267,050		$5,578,337

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $40.4 million and $35.4 million as of December 31, 2018 and 2017, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $57.9 million and $77.9 million as of December 31, 2018 and 2017, respectively, the Company’s deferred tax asset (liability) of $2.3 million and $(5.7) million as of December 31, 2018 and 2017, respectively and the Company’s senior unsecured notes of $1.2 billion as of December 31, 2018 and 2017.

(3)	Includes $11.5 million, $11.2 million and $11.3 million of professional fees as of December 31, 2018, 2017 and 2016, respectively.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the consolidated quarterly financial information for the Company ($ in thousands except per share and dividend amounts):

	Q4 2018	Q3 2018	Q2 2018	Q1 2018(1)

Interest income	$90,994	$90,386	$85,230	$78,206
Net interest income after provision for loan losses	41,009	28,610	36,513	30,493
Other income (loss)(2)	23,411	96,194	46,381	84,334
Costs and expenses	36,610	40,136	38,753	43,127
Income (loss) before taxes	27,810	84,668	44,141	71,700
Income tax expense (benefit)	964	1,204	573	3,902
Net income (loss)	26,846	83,464	43,568	67,798
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	268	(7,843)	133	(8,422)
Net (income) loss attributable to noncontrolling interest in operating partnership	(3,011)	(8,991)	(5,294)	(8,501)
Net income (loss) attributable to Class A common shareholders	$24,103	$66,630	$38,407	$50,875

Earnings per share:
Basic	$0.24	$0.69	$0.40	$0.53
Diluted	$0.24	$0.67	$0.40	$0.53

Dividends per share of Class A common stock(3)	$0.570	$0.325	$0.325	$0.315

	Q4 2017	Q3 2017	Q2 2017	Q1 2017(1)

Interest income	$73,352	$66,833	$65,970	$57,512
Net interest income after provision for loan losses	31,795	29,348	30,309	26,097
Other income (loss)	69,436	39,141	47,475	30,418
Costs and expenses	52,804	39,244	40,120	38,260
Income (loss) before taxes	48,427	29,245	37,664	18,255
Income tax expense (benefit)	3,057	(576)	6,606	(1,375)
Net income (loss)	45,370	29,821	31,058	19,630
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(92)	265	(77)	(322)
Net (income) loss attributable to noncontrolling interest in operating partnership	(9,172)	(6,499)	(8,868)	(5,838)
Net income (loss) attributable to Class A common shareholders	$36,106	$23,587	$22,113	$13,470

Earnings per share:
Basic	$0.41	$0.28	$0.28	$0.18
Diluted	$0.40	$0.28	$0.26	$0.18

Dividends per share of Class A common stock	$0.315	$0.300	$0.300	$0.300

(1)	See Note 2. Significant Accounting Policies, “Out-of-Period Adjustments” for out-of-period adjustments included in the three month periods ended March 31, 2018 and 2017.

(2)	During the quarter ended December 31, 2018, other income includes a $2.5 million in income from an indemnity counterparty, which is more fully discussed in Note 16, Income Taxes.

(3)
On November 1, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Lease Prepayment by Lessor and Retirement of Related Mortgage Loan Financing

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant industrial two-story office building in Wayne, NJ. As of December 31, 2018, this property had a book value of $8.2 million, which is net of accumulated depreciation and amortization of $1.5 million. The Company intends to recognize the $10.0 million of operating lease income on a straight-line basis over the revised lease term, which ends on May 31, 2019. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on defeasance of debt of $1.1 million.

Committed Loan Repurchase Facility

On February 26, 2019, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the initial term of the facility to February 24, 2022 and continues to have two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2018
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Pelican Rapids, MN	$—	$78	$1,016	$169	$—	$78	$1,016	$169	$1,263	$(1)	12/26/18	2018	15-30yrs
Retail Property in Carthage, MO	—	225	766	176	—	227	766	176	1,169	(1)	12/26/18	2018	15-40yrs
Retail Property in Bolivar, MO	—	186	876	182	—	186	876	182	1,244	(1)	12/26/18	2018	15-40yrs
Retail Property in Pinconning, MI	—	167	905	221	—	167	905	221	1,293	(2)	12/06/18	2018	15-45yrs
Retail Property in New Hampton, IA	—	177	1,111	187	—	177	1,111	187	1,475	(4)	11/30/18	2018	15-35yrs
Retail Property in Ogden, IA	857	107	931	153	—	107	931	153	1,191	(9)	10/03/18	2018	15-35yrs
Retail Property in Wonder Lake, IL	944	221	888	214	—	221	888	214	1,323	(25)	04/12/18	2017	14-39yrs
Retail Property in Moscow Mills, MO	992	161	945	203	—	161	945	203	1,309	(25)	04/12/18	2018	15-45yrs
Retail Property in Foley, MN	884	238	823	172	—	238	823	172	1,233	(25)	04/12/18	2018	15-35yrs
Retail Property in Kirbyville, MO	870	98	965	155	—	98	965	155	1,218	(24)	04/02/18	2018	15-40yrs
Retail Property in Gladwin, MI	884	88	951	203	—	88	951	203	1,242	(24)	04/02/18	2017	15-45yrs
Retail Property in Rockford, MN	885	187	850	207	—	187	850	207	1,244	(46)	12/08/17	2017	15-30yrs
Retail Property in Winterset, IA	933	272	830	200	—	272	830	200	1,302	(36)	12/08/17	2017	15-35yrs
Retail Property in Kawkawlin, MI	916	242	871	179	—	242	871	179	1,292	(47)	10/05/17	2017	15-30yrs
Retail Property in Aroma Park, IL	950	223	869	164	—	223	869	164	1,256	(40)	10/05/17	2017	15-35yrs
Retail Property in East Peoria, IL	1,019	233	998	161	—	233	998	161	1,392	(45)	10/05/17	2017	15-40yrs
Retail Property in Milford, IA	988	254	883	217	—	254	883	217	1,354	(45)	09/08/17	2017	15-40yrs
Retail Property in Jefferson City, MO	951	164	966	205	—	164	966	205	1,335	(55)	06/02/17	2016	15-40yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Denver, IA	905	198	840	191	—	198	840	191	1,229	(54)	05/31/17	2017	15-35yrs
Retail Property in Port O'Connor, TX	956	167	937	200	—	167	937	200	1,304	(60)	05/25/17	2017	15-35yrs
Retail Property in Wabasha, MN	972	237	912	214	—	237	912	214	1,363	(63)	05/25/17	2016	15-35yrs
Office in Jacksonville, FL	83,382	13,290	106,601	21,362	1,080	13,290	107,681	21,362	142,333	(7,415)	05/23/17	1989	9-36yrs
Retail Property in Shelbyville, IL	869	189	849	199	—	189	849	199	1,237	(52)	05/23/17	2016	15-40yrs
Retail Property in Jesup, IA	891	119	890	191	—	119	890	191	1,200	(57)	05/05/17	2017	15-35yrs
Retail Property in Hanna City, IL	872	174	925	132	—	174	925	132	1,231	(59)	04/11/17	2016	14-39yrs
Retail Property in Ridgedale, MO	999	250	928	187	—	250	928	187	1,365	(62)	03/09/17	2016	15-40yrs
Retail Property in Peoria, IL	910	209	933	133	—	209	933	133	1,275	(68)	02/06/17	2016	14-35yrs
Retail Property in Carmi, IL	1,108	286	916	239	—	286	916	239	1,441	(65)	02/03/17	2016	15-40yrs
Retail Property in Springfield, IL	1,009	391	784	227	—	393	789	224	1,406	(63)	11/16/16	2016	15-40yrs
Retail Property in Fayetteville, NC	4,919	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(507)	11/15/16	2008	12-37yrs
Retail Property in Dryden Township, MI	918	178	893	201	—	178	899	202	1,279	(69)	10/26/16	2016	15-40yrs
Retail Property in Lamar, MO	907	164	903	171	—	164	903	171	1,238	(77)	07/22/16	2016	15-40yrs
Retail Property in Union, MO	951	267	867	207	—	267	867	207	1,341	(84)	07/01/16	2016	15-40yrs
Retail Property in Pawnee, IL	951	249	775	206	—	249	775	206	1,230	(76)	07/01/16	2016	15-40yrs
Retail Property in Linn, MO	865	89	920	183	—	89	920	183	1,192	(81)	06/30/16	2016	15-40yrs
Retail Property in Cape Girardeau, MO	1,021	453	702	217	—	453	702	217	1,372	(71)	06/30/16	2016	15-40yrs
Retail Property in Decatur-Pershing, IL	1,058	395	924	155	—	395	924	155	1,474	(81)	06/30/16	2016	15-40yrs
Retail Property in Rantoul, IL	930	100	1,023	178	—	100	1,023	178	1,301	(85)	06/21/16	2016	15-40yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Flora Vista, NM	1,008	272	864	198	—	272	864	198	1,334	(101)	06/06/16	2016	15-35yrs
Retail Property in Mountain Grove, MO	987	163	1,026	212	—	163	1,026	212	1,401	(95)	06/03/16	2016	15-40yrs
Retail Property in Decatur-Sunnyside, IL	948	182	954	139	—	182	954	139	1,275	(84)	06/03/16	2016	15-40yrs
Retail Property in Champaign, IL	1,023	365	915	149	—	365	915	149	1,429	(79)	06/03/16	2016	15-40yrs
Retail Property in San Antonio, TX	889	252	703	196	—	251	702	196	1,149	(82)	05/06/16	2015	15-35yrs
Retail Property in Borger, TX	785	68	800	181	—	68	800	181	1,049	(82)	05/06/16	2016	15-40yrs
Retail Property in Dimmitt, TX	1,051	86	1,077	236	—	85	1,074	236	1,395	(106)	04/26/16	2016	15-40yrs
Retail Property in St. Charles, MN	963	200	843	226	—	200	843	226	1,269	(105)	04/26/16	2016	15-30yrs
Retail Property in Philo, IL	926	160	889	189	—	160	889	189	1,238	(81)	04/26/16	2016	15-40yrs
Retail Property in Radford, VA	1,135	411	896	256	—	411	896	256	1,563	(125)	12/23/15	2015	15-40yrs
Retail Property in Rural Retreat, VA	1,039	328	811	260	—	328	811	260	1,399	(109)	12/23/15	2015	15-40yrs
Retail Property in Albion, PA	1,126	100	1,033	392	—	100	1,033	392	1,525	(185)	12/23/15	2015	14-50yrs
Retail Property in Mount Vernon, AL	944	187	876	174	—	187	876	174	1,237	(106)	12/23/15	2015	14-44yrs
Retail Property in Malone, NY	1,085	183	1,154	137	—	183	1,154	137	1,474	(123)	12/16/15	2015	14-39yrs
Retail Property in Mercedes, TX	836	257	874	132	—	257	874	132	1,263	(88)	12/16/15	2015	15-45yrs
Retail Property in Gordonville, MO	773	247	787	173	—	247	787	173	1,207	(91)	11/10/15	2015	15-40yrs
Retail Property in Rice, MN	819	200	859	184	—	200	859	184	1,243	(133)	10/28/15	2015	15-30yrs
Retail Property in Bixby, OK	7,974	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(922)	10/27/15	2012	12-37yrs
Retail Property in Farmington, IL	898	96	1,161	150	—	96	1,161	150	1,407	(118)	10/23/15	2015	15-40yrs
Retail Property in Grove, OK	3,634	402	4,364	817	—	402	4,364	817	5,583	(545)	10/20/15	2012	12-37yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jenks, OK	8,823	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(1,097)	10/19/15	2009	9-38yrs
Retail Property in Bloomington, IL	819	173	984	138	—	173	984	138	1,295	(107)	10/14/15	2015	15-40yrs
Retail Property in Montrose, MN	784	149	876	169	—	149	876	169	1,194	(134)	10/14/15	2015	15-30yrs
Retail Property in Lincoln County , MO	740	149	800	188	—	149	800	188	1,137	(94)	10/14/15	2015	15-40yrs
Retail Property in Wilmington, IL	905	161	1,078	160	—	161	1,078	160	1,399	(116)	10/07/15	2015	15-40yrs
Retail Property in Danville, IL	741	158	870	132	—	158	870	132	1,160	(89)	10/07/15	2015	15-40yrs
Retail Property in Moultrie, GA	932	170	962	173	—	170	962	173	1,305	(145)	09/22/15	2014	14-44yrs
Retail Property in Rose Hill, NC	1,003	245	972	203	—	245	972	203	1,420	(140)	09/22/15	2014	14-44yrs
Retail Property in Rockingham, NC	823	73	922	163	—	73	922	163	1,158	(126)	09/22/15	2014	14-44yrs
Retail Property in Biscoe, NC	862	147	905	164	—	147	905	164	1,216	(128)	09/22/15	2014	14-44yrs
Retail Property in De Soto, IA	706	139	796	176	—	139	796	176	1,111	(102)	09/08/15	2015	15-35yrs
Retail Property in Kerrville, TX	769	186	849	200	—	186	849	200	1,235	(128)	08/28/15	2015	15-35yrs
Retail Property in Floresville, TX	815	268	828	216	—	268	828	216	1,312	(130)	08/28/15	2015	15-35yrs
Retail Property in Minot, ND	4,700	1,856	4,472	618	—	1,856	4,472	618	6,946	(510)	08/19/15	2012	13-38yrs
Retail Property in Lebanon, MI	821	359	724	178	—	359	724	178	1,261	(91)	08/14/15	2015	15-40yrs
Retail Property in Effingham County, IL	821	273	774	205	—	273	774	205	1,252	(106)	08/10/15	2015	15-40yrs
Retail Property in Ponce, Puerto Rico	6,524	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(778)	08/03/15	2012	12-37yrs
Retail Property in Tremont, IL	790	164	860	168	—	164	860	168	1,192	(115)	06/25/15	2015	15-35yrs
Retail Property in Pleasanton, TX	866	311	850	216	—	311	850	216	1,377	(133)	06/24/15	2015	15-35yrs
Retail Property in Peoria, IL	855	180	934	179	—	180	934	179	1,293	(125)	06/24/15	2015	15-35yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Bridgeport, IL	822	192	874	175	—	192	874	175	1,241	(116)	06/24/15	2015	15-35yrs
Retail Property in Warren, MN	697	108	825	157	—	108	825	157	1,090	(134)	06/24/15	2015	15-30yrs
Retail Property in Canyon Lake, TX	908	291	932	220	—	291	932	220	1,443	(139)	06/18/15	2015	15-35yrs
Retail Property in Wheeler, TX	717	53	887	188	—	53	887	188	1,128	(132)	06/18/15	2015	15-35yrs
Retail Property in Aurora, MN	629	126	709	157	—	126	709	157	992	(94)	06/18/15	2015	15-40yrs
Retail Property in Red Oak, IA	779	190	839	179	—	190	839	179	1,208	(140)	05/07/15	2014	15-35yrs
Retail Property in Zapata, TX	746	62	998	145	—	62	998	145	1,205	(174)	05/07/15	2015	15-35yrs
Retail Property in St. Francis, MN	733	105	911	163	—	105	911	163	1,179	(171)	03/26/15	2014	15-35yrs
Retail Property in Yorktown, TX	784	97	1,005	199	—	97	1,005	199	1,301	(186)	03/25/15	2015	15-35yrs
Retail Property in Battle Lake, MN	720	136	875	157	—	136	875	157	1,168	(179)	03/25/15	2014	15-30yrs
Retail Property in Paynesville, MN	804	246	816	192	—	246	816	192	1,254	(150)	03/05/15	2015	15-40yrs
Retail Property in Wheaton, MO	649	73	800	97	—	73	800	97	970	(127)	03/05/15	2015	15-40yrs
Retail Property in Rotterdam, NY	8,919	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(2,430)	03/03/15	1996	8-20yrs
Retail Property in Hilliard, OH	4,565	654	4,870	860	—	654	4,870	860	6,384	(694)	03/02/15	2007	12-41yrs
Retail Property in Niles, OH	3,709	437	4,084	680	—	437	4,084	680	5,201	(578)	03/02/15	2007	12-41yrs
Retail Property in Youngstown, OH	3,831	380	4,363	658	—	380	4,363	658	5,401	(634)	02/20/15	2005	12-40yrs
Retail Property in Kings Mountain, NC	18,617	1,368	19,533	3,266	4,850	1,368	24,383	3,266	29,017	(4,323)	01/29/15	1995	10-35yrs
Retail Property in Iberia, MO	894	130	1,033	165	—	130	1,033	165	1,328	(170)	01/23/15	2015	14-39yrs
Retail Property in Pine Island, MN	768	112	845	185	—	112	845	185	1,142	(164)	01/23/15	2014	15-40yrs
Retail Property in Isle, MN	722	120	787	171	—	120	787	171	1,078	(158)	01/23/15	2014	15-40yrs
Retail Property in Jacksonville, NC	5,671	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(898)	01/22/15	2014	15-44yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Evansville, IN	6,416	1,788	6,348	864	—	1,788	6,348	864	9,000	(1,068)	11/26/14	2014	15-35yrs
Retail Property in Woodland Park, CO	2,798	668	2,681	620	—	668	2,681	620	3,969	(572)	11/14/14	2014	15-35yrs
Retail Property in Bellport, NY	12,822	3,601	12,465	2,034	—	3,601	12,465	2,034	18,100	(2,232)	11/13/14	2014	15-35yrs
Retail Property in Ankeny, IA	11,695	3,180	10,513	2,843	—	3,180	10,513	2,843	16,536	(1,971)	11/04/14	2013	14-39yrs
Retail Property in Springfield, MO	8,340	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(1,288)	11/04/14	2011	12-37yrs
Retail Property in Cedar Rapids, IA	7,792	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(1,662)	11/04/14	2012	10-30yrs
Retail Property in Fairfield, IA	7,580	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(1,436)	11/04/14	2011	12-37yrs
Retail Property in Owatonna, MN	7,107	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(1,376)	11/04/14	2010	11-36yrs
Retail Property in Muscatine, IA	5,097	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(1,366)	11/04/14	2013	10-29yrs
Retail Property in Sheldon, IA	3,065	633	3,053	708	—	633	3,053	708	4,394	(588)	11/04/14	2011	12-37yrs
Retail Property in Memphis, TN	3,914	1,986	2,800	803	—	1,986	2,800	803	5,589	(1,180)	10/24/14	1962	5-15yrs
Retail Property in Bennett, CO	2,486	470	2,503	563	—	470	2,503	563	3,536	(555)	10/02/14	2014	14-34yrs
Retail Property in Conyers, GA	22,827	876	27,396	4,258	—	876	27,396	4,258	32,530	(4,347)	08/28/14	2014	15-45yrs
Retail Property in O'Fallon, IL	5,684	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(2,235)	08/08/14	1984	7-15yrs
Retail Property in El Centro, CA	2,982	569	3,133	575	—	569	3,133	575	4,277	(539)	08/08/14	2014	15-50yrs
Retail Property in Durant, OK	3,236	594	3,900	498	—	594	3,900	498	4,992	(776)	01/28/13	2007	10-40yrs
Retail Property in Gallatin, TN	3,308	1,725	2,616	721	—	1,725	2,616	721	5,062	(696)	12/28/12	2007	11-40yrs
Retail Property in Mt. Airy, NC	2,938	729	3,353	621	—	729	3,353	621	4,703	(795)	12/27/12	2007	9-39yrs
Retail Property in Aiken, SC	3,869	1,588	3,480	858	—	1,588	3,480	858	5,926	(848)	12/21/12	2008	11-41yrs
Retail Property in Johnson City, TN	3,438	917	3,607	739	—	917	3,607	739	5,263	(855)	12/21/12	2007	11-40yrs
Retail Property in Palmview, TX	4,543	938	4,837	1,044	—	938	4,837	1,044	6,819	(979)	12/19/12	2012	11-44yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Ooltewah, TN	3,805	903	3,957	843	—	903	3,957	843	5,703	(915)	12/18/12	2008	11-41yrs
Retail Property in Abingdon, VA	3,055	682	3,733	666	—	682	3,733	666	5,081	(872)	12/18/12	2006	11-41yrs
Retail Property in Wichita, KS	4,761	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	(1,475)	12/14/12	2012	14-34yrs
Retail Property in North Dartmouth, MA	18,849	7,033	19,745	3,187	—	7,033	19,745	3,187	29,965	(7,670)	09/21/12	1989	10-20yrs
Retail Property in Vineland, NJ	13,847	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(5,363)	09/21/12	2003	12-30yrs
Retail Property in Saratoga Springs, NY	12,442	748	13,936	5,538	—	748	13,936	5,538	20,222	(5,018)	09/21/12	1994	15-27yrs
Retail Property in Waldorf, MD	11,569	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(4,289)	09/21/12	1999	10-25yrs
Retail Property in Mooresville, NC	10,855	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(4,521)	09/21/12	2000	12-24yrs
Retail Property in Sennett, NY	4,702	1,147	4,480	1,848	—	1,147	4,480	1,848	7,475	(1,995)	09/21/12	1996	10-23yrs
Retail Property in DeLeon Springs, FL	814	239	782	221	—	239	782	221	1,242	(315)	08/13/12	2011	15-35yrs
Retail Property in Orange City, FL	798	229	853	235	—	229	853	235	1,317	(330)	05/23/12	2011	15-35yrs
Retail Property in Satsuma, FL	719	79	821	192	—	79	821	192	1,092	(319)	04/19/12	2011	15-35yrs
Retail Property in Greenwood, AR	3,394	1,038	3,415	694	—	1,038	3,415	694	5,147	(869)	04/12/12	2009	13-43yrs
Retail Property in Snellville, GA	5,306	1,293	5,724	983	—	1,293	5,724	983	8,000	(1,757)	04/04/12	2011	14-34yrs
Retail Property in Columbia, SC	5,161	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	(1,484)	04/04/12	2001	14-34yrs
Retail Property in Millbrook, AL	4,576	970	5,972	—	—	970	5,972	—	6,942	(1,272)	03/28/12	2008	32yrs
Retail Property in Pittsfield, MA	11,083	1,801	11,556	1,344	—	1,801	11,556	1,344	14,701	(3,007)	02/17/12	2011	14-34yrs
Retail Property in Spartanburg, SC	2,599	828	2,567	772	—	828	2,567	772	4,167	(914)	01/14/11	2007	12-42yrs
Retail Property in Tupelo, MS	3,090	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,060)	08/13/10	2007	12-47yrs
Retail Property in Lilburn, GA	3,474	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(1,224)	08/12/10	2007	12-47yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Douglasville, GA	3,264	1,717	2,705	987	—	1,717	2,705	987	5,409		(966)	08/12/10	2008	13-48yrs
Retail Property in Elkton, MD	2,928	963	3,049	860	—	963	3,049	860	4,872		(1,023)	07/27/10	2008	14-49yrs
Retail Property in Lexington, SC	2,898	1,644	2,219	869	—	1,644	2,219	869	4,732		(872)	06/28/10	2009	13-48yrs
Total Net Lease	503,018	114,745	542,306	114,423	5,930	114,747	548,243	114,420	777,410		(104,043)

Apartments in Isla Vista, CA	68,893	36,274	47,694	1,118	391	36,274	48,085	1,118	85,477		(1,944)	05/01/18	2009	2-42yrs
Warehouse in Lithia Springs, GA	17,326	2,939	21,527	—	368	2,939	21,895	—	24,834		(548)	03/08/18	2005	11-34yrs
Office in Crum Lynne, PA	6,031	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(382)	09/29/17	1999	12-35yrs
Apartment Building in Miami, FL	—	12,643	24,533	968	509	12,643	24,856	968	38,467		(2,221)	08/31/17	1987	5-35yrs
Office in Peoria, IL	—	940	439	1,508	610	940	1,049	1,508	3,497		(335)	10/21/16	1926	5-15yrs
Office in Wayne, NJ	21,780	2,744	20,212	8,323	—	2,744	20,212	8,323	31,279		(3,087)	08/04/16	2009	15-45yrs
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	509	2,041	4,141	1,033	7,215		(953)	10/14/15	1985	5-20yrs
Office in Wayne, NJ	6,645	1,386	5,474	2,840	—	1,386	5,474	2,840	9,700		(1,477)	06/24/15	1980	10-40yrs
Warehouse in Grand Rapids, MI	7,212	497	8,157	1,077	—	497	8,157	1,077	9,731		(1,350)	06/18/15	1963	8-35yrs
Office in Grand Rapids, MI	4,882	547	5,157	596	—	547	5,157	596	6,300		(1,184)	06/18/15	1992	6-28yrs
Office in Richmond, VA	15,733	4,539	12,633	2,707	1,879	4,539	14,515	2,704	21,758		(5,965)	08/14/14	1986	4-33yrs
Office in Richmond, VA	74,298	14,632	87,629	17,658	7,478	12,941	83,115	15,696	111,752		(34,161)	06/07/13	1984	4-41yrs
Office in Oakland County, MI	18,081	1,147	7,707	9,932	7,807	1,144	15,510	9,929	26,583		(15,457)	02/01/13	1989	4-35yrs
Total Diversified	240,881	81,732	252,312	49,426	19,551	80,038	259,684	47,458	387,180		(69,064)
Condominium in Miami, FL	—	10,487	67,895	1,618	1,522	802	5,952	124	6,878		(763)	11/21/13	2010	7-47yrs
Condominium in Las Vegas, NV	—	4,900	114,100	—	1,342	57	435	—	492		(68)	12/20/12	2006	40yrs
Total Condominium	—	15,387	181,995	1,618	2,864	859	6,387	124	7,370	(1)	(831)
Total Real Estate	$743,899	$211,864	$976,613	$165,467	$28,345	$195,644	$814,314	$162,002	$1,171,960	(2)	$(173,938)

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.

(2)         The aggregate cost for U.S. federal income tax purposes is $1.0 billion at December 31, 2018.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2017 to December 31, 2018 $ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2017	$1,193,104	$1,135,358	$57,746
Improvements and additions	131,294	130,969	325
Dispositions	(152,438)	(139,884)	(12,554)
Balance at December 31, 2018	$1,171,960	$1,126,443	$45,517

The following table reconciles real estate from December 31, 2016 to December 31, 2017 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2016	$944,346	$901,797	$42,549
Improvements and additions	270,551	233,561	36,990
Dispositions	(21,793)	—	(21,793)
Balance at December 31, 2017	$1,193,104	$1,135,358	$57,746

The following table reconciles real estate from December 31, 2015 to December 31, 2016 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2015	$917,835	$842,140	$75,695
Reclassification of intangibles to accumulated amortization	1,316	1,316	—
Improvements and additions	75,345	72,963	2,382
Dispositions	(50,150)	(14,622)	(35,528)
Balance at December 31, 2016	$944,346	$901,797	$42,549

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2017 to December 31, 2018 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2017	$161,063	$159,138	$1,925
Additions	42,532	42,246	286
Dispositions	(29,657)	(28,277)	(1,380)
Balance at December 31, 2018	$173,938	$173,107	$831

The following table reconciles accumulated depreciation and amortization from December 31, 2016 to December 31, 2017 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2016	$122,008	$118,630	$3,378
Additions	41,332	40,508	824
Dispositions	(2,277)	—	(2,277)
Balance at December 31, 2017	$161,063	$159,138	$1,925
The following table reconciles accumulated depreciation and amortization from December 31, 2015 to December 31, 2016 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2015	$83,056	$78,376	$4,680
Reclassification of intangibles to accumulated amortization	1,316	1,316	—
Additions	40,726	39,398	1,328
Dispositions	(3,090)	(460)	(2,630)
Balance at December 31, 2016	$122,008	$118,630	$3,378

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2018
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)

First Mortgages individually >3%
First Mortgage	Multi-family	2.87%	4/6/2020	IO	$—	$120,000	$119,952		$—
First Mortgage	Hotel	7.5%	2/6/2020	IO	—	106,000	105,006		—
First Mortgages individually <3%
First Mortgage	Hotel, Industrial, Land, Mobile Home Park, Mixed Use, Multi-family, Office, Retail, Self Storage and Condominium	6.04% - 15.00%	2019-2027		—	3,148,065	3,128,269		44,600
Total First Mortgages					$—	$3,374,065	$3,353,227		$44,600

Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel, Mixed Use, Multi-family, Office and Retail	6.04% - 15.00%	2019-2027		1,147,657	148,221	147,602		—
Total Subordinated Mortgages					$1,147,657	$148,221	$147,602		$—

Total Mortgages					$1,147,657	$3,522,286	$3,500,829		$44,600

Provision for Loan Losses					N/A	N/A	$(17,900)		N/A

Total Mortgages after Provision for Loan Losses					$1,147,657	$3,522,286	$3,482,929	(4)	$44,600

(1)	Interest rates as of December 31, 2018.

(2)	IO = Interest only.
P&I = Principal and interest.

(3)
As of December 31, 2018, includes two of the Company’s loans, with a single borrower, with a carrying value of $26.9 million (net of a $2.7 million provision for loan losses) and another loan, with a carrying value of $17.6 million, for which no provision was considered necessary. Refer to Provision for Loan Losses and Non-Accrual Status in Note 4, Mortgage Loan Receivables, to the consolidated financial statements.

(4)	The aggregate cost for U.S. federal income tax purposes is $3.5 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2015 to December 31, 2018 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2017	$3,282,462	$(4,000)	$230,180	$3,508,642
Origination of mortgage loan receivables	1,478,771	—	1,297,221	2,775,992
Purchases of mortgage loan receivables	—	—	—	—
Repayment of mortgage loan receivables	(1,518,066)	—	(14,242)	(1,532,308)
Proceeds from sales of mortgage loan receivables	—	—	(1,291,828)	(1,291,828)
Non-cash disposition of loan via foreclosure	—	—	—	—
Realized gain on sale of mortgage loan receivables	—	—	16,511	16,511
Transfer between held for investment and held for sale	55,403	—	(55,403)	—
Accretion/amortization of discount, premium and other fees	19,820	—	—	19,820
Loan loss provision	—	(13,900)	—	(13,900)
Balance December 31, 2018	$3,318,390	$(17,900)	$182,439	$3,482,929

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2016	$2,000,095	$(4,000)	$357,882	$2,353,977
Origination of mortgage loan receivables	1,407,669	—	1,465,635	2,873,304
Purchases of mortgage loan receivables	94,079	—	—	94,079
Repayment of mortgage loan receivables	(384,283)	—	(2,569)	(386,852)
Proceeds from sales of mortgage loan receivables	—	—	(1,491,092)	(1,491,092)
Non-cash disposition of loan via foreclosure	—	—	—	—
Realized gain on sale of mortgage loan receivables	—	—	54,046	54,046
Transfer between held for investment and held for sale	153,722	—	(153,722)	—
Accretion/amortization of discount, premium and other fees	11,180	—	—	11,180
Loan loss provision	—	—	—	—
Balance December 31, 2017	$3,282,462	$(4,000)	$230,180	$3,508,642

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2015	$1,742,345	$(3,700)	$571,764	$2,310,409
Origination of mortgage loan receivables	969,401	—	1,128,651	2,098,052
Purchases of mortgage loan receivables	—	—	73,421	73,421
Repayment of mortgage loan receivables	(720,592)	—	(1,768)	(722,360)
Proceeds from sales of mortgage loan receivables	—	—	(1,440,195)	(1,440,195)
Non-cash disposition of loan via foreclosure	—	—	—	—
Realized gain on sale of mortgage loan receivables	—	—	26,009	26,009
Transfer between held for investment and held for sale	—	—	—	—
Accretion/amortization of discount, premium and other fees	8,941	—	—	8,941
Loan loss provision	—	(300)	—	(300)
Balance December 31, 2016	$2,000,095	$(4,000)	$357,882	$2,353,977

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2019, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2019, and is incorporated herein by reference.

The information required by this item regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2019, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 4, 2019, and is incorporated herein by reference.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: February 28, 2019	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 28, 2019
Alan Fishman

/s/ MARK ALEXANDER	Director	February 28, 2019
Mark Alexander

/s/ DOUGLAS DURST	Director	February 28, 2019
Douglas Durst

/s/ RICHARD O’TOOLE	Director	February 28, 2019
Richard O’Toole

/s/ MICHAEL MAZZEI	Director	February 28, 2019
Michael Mazzei

/s/ JEFFREY STEINER	Director	February 28, 2019
Jeffrey Steiner