Form 10-Q
period 2019-03-31
Ladder Capital Corp
filed 2019-05-09
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.001 par value	LADR	New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Class A Common Stock, $0.001 par value	106,558,171
Class B Common Stock, $0.001 par value	13,198,344

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2019

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2019(1)	December 31, 2018(1)
	(Unaudited)
Assets
Cash and cash equivalents	$45,158	$67,878
Restricted cash	80,075	30,572
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,302,753	3,318,390
Mortgage loans transferred but not considered sold	15,504	—
Provision for loan losses	(18,200)	(17,900)
Mortgage loan receivables held for sale	189,525	182,439
Real estate securities	1,619,128	1,410,126
Real estate and related lease intangibles, net	1,005,997	998,022
Investments in and advances to unconsolidated joint ventures	93,841	40,354
FHLB stock	61,619	57,915
Derivative instruments	1,632	—
Due from brokers	5,514	—
Accrued interest receivable	26,627	27,214
Other assets	96,246	157,862
Total assets	$6,525,419	$6,272,872
Liabilities and Equity
Liabilities
Debt obligations, net:
Secured and unsecured debt obligations	$4,716,450	$4,452,574
Liability for transfers not considered sales	15,840	—
Due to brokers	49,766	1,301
Derivative instruments	—	975
Amount payable pursuant to tax receivable agreement	1,559	1,570
Dividends payable	1,409	37,316
Accrued expenses	34,330	82,425
Other liabilities	61,822	53,076
Total liabilities	4,881,176	4,629,237
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 109,654,421 and 106,642,335 shares issued and 106,561,917 and 103,941,173 shares outstanding	107	105
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 13,198,344 and 13,117,419 shares issued and outstanding	13	13
Additional paid-in capital	1,508,452	1,471,157
Treasury stock, 3,092,504 and 2,701,162 shares, at cost	(40,799)	(32,815)
Retained earnings (dividends in excess of earnings)	(26,549)	11,342
Accumulated other comprehensive income (loss)	7,080	(4,649)
Total shareholders’ equity	1,448,304	1,445,153
Noncontrolling interest in operating partnership	186,310	188,427
Noncontrolling interest in consolidated joint ventures	9,629	10,055
Total equity	1,644,243	1,643,635

Total liabilities and equity	$6,525,419	$6,272,872

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net interest income
Interest income	$86,466	$78,206
Interest expense	51,248	44,713
Net interest income	35,218	33,493
Provision for loan losses	300	3,000
Net interest income after provision for loan losses	34,918	30,493

Other income (loss)
Operating lease income	28,921	28,137
Sale of loans, net	7,079	4,888
Realized gain (loss) on securities	2,865	(1,099)
Unrealized gain (loss) on equity securities	2,078	—
Unrealized gain (loss) on Agency interest-only securities	11	204
Realized gain on sale of real estate, net	4	31,010
Impairment of real estate	(1,350)	—
Fee and other income	4,685	6,252
Net result from derivative transactions	(11,034)	14,959
Earnings (loss) from investment in unconsolidated joint ventures	959	52
Gain (loss) on extinguishment/defeasance of debt	(1,070)	(69)
Total other income (loss)	33,148	84,334
Costs and expenses
Salaries and employee benefits	23,574	17,096
Operating expenses	5,403	5,548
Real estate operating expenses	5,474	8,817
Fee expense	1,712	843
Depreciation and amortization	10,227	10,823
Total costs and expenses	46,390	43,127
Income (loss) before taxes	21,676	71,700
Income tax expense (benefit)	(2,854)	3,902
Net income (loss)	24,530	67,798
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	447	(8,422)
Net (income) loss attributable to noncontrolling interest in operating partnership	(2,802)	(8,501)
Net income (loss) attributable to Class A common shareholders	$22,175	$50,875

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
	2019	2018

Earnings per share:
Basic	$0.21	$0.53
Diluted	$0.21	$0.53

Weighted average shares outstanding:
Basic	104,259,549	95,187,316
Diluted	105,006,315	95,389,219

Dividends per share of Class A common stock (Note 12)	$0.340	$0.315

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$24,530	$67,798

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	15,971	(9,956)
Reclassification adjustment for (gains) included in net income	(2,778)	1,099

Total other comprehensive income (loss)	13,193	(8,857)

Comprehensive income	37,723	58,941
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	447	(8,422)
Comprehensive income of combined Class A common shareholders and Operating Partnership unitholders	$38,170	$50,519
Comprehensive (income) attributable to noncontrolling interest in operating partnership	(4,265)	(7,172)
Comprehensive income attributable to Class A common shareholders	$33,905	$43,347

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635
Contributions	—	—	—	—	—	—	—	—	—	77	77
Distributions	—	—	—	—	—	—	—	—	(4,253)	(56)	(4,309)
Equity based compensation	—	—	—	—	11,292	—	—	—	—	—	11,292
Grants of restricted stock	1,478	1	—	—	(1)	—	—	—	—	—	—
Re-issuance of treasury stock	63	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(455)	—	—	—	—	(7,984)	—	—	—	—	(7,984)
Dividends declared	—	—	—	—	—	—	(36,243)	—	—	—	(36,243)
Stock dividends	1,434	1	181	—	23,822	—	(23,823)	—	—	—	—
Exchange of noncontrolling interest for common stock	101	—	(101)	—	1,493	—	—	(5)	(1,436)	—	52
Net income (loss)	—	—	—	—	—	—	22,175	—	2,802	(447)	24,530
Other comprehensive income	—	—	—	—	—	—	—	11,731	1,462	—	13,193
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	689	—	—	3	(692)	—	—
Balance, March 31, 2019	106,562	$107	13,198	$13	$1,508,452	$(40,799)	$(26,549)	$7,080	$186,310	$9,629	$1,644,243

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	2,635	2,635
Distributions	—	—	—	—	—	—	—	—	(4,273)	(13,720)	(17,993)
Equity based compensation	—	—	—	—	2,400	—	—	—	—	—	2,400
Grants of restricted stock	25	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(49)	—	—	—	—	(728)	—	—	—	—	(728)
Forfeitures	(11)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(30,422)	—	—	—	(30,422)
Exchange of noncontrolling interest for common stock	4,350	5	(4,350)	(5)	60,110	—	—	(143)	(59,654)	—	313
Net income (loss)	—	—	—	—	—	—	50,875	—	8,501	8,422	67,798
Other comprehensive income	—	—	—	—	—	—	—	(7,528)	(1,329)	—	(8,857)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(98)	—	—	3	95	—	—
Balance, March 31, 2018	97,956	$99	13,318	$13	$1,368,548	$(32,684)	$(18,659)	$(7,880)	$184,201	$9,654	$1,503,292

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$24,530	$67,798
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	1,070	69
Depreciation and amortization	10,227	10,823
Unrealized (gain) loss on derivative instruments	(2,491)	(1,772)
Unrealized (gain) loss on equity securities	(2,078)	—
Unrealized (gain) loss on Agency interest-only securities	(11)	(204)
Unrealized (gain) loss on investment in mutual fund	(151)	(43)
Provision for loan losses	300	3,000
Impairment of real estate	1,350	—
Amortization of equity based compensation	11,292	2,400
Amortization of deferred financing costs included in interest expense	2,738	2,328
Amortization of premium on mortgage loan financing	(386)	(253)
Amortization of above- and below-market lease intangibles	(144)	(382)
Amortization of premium/(accretion) of discount and other fees on loans	(5,389)	(4,794)
Amortization of premium/(accretion) of discount and other fees on securities	(113)	1,000
Realized (gain) loss on sale of mortgage loan receivables held for sale	(7,079)	(4,888)
Realized (gain) loss on real estate securities	(2,865)	1,099
Realized gain on sale of real estate, net	(4)	(31,010)
Realized gain on sale of derivative instruments	(8)	(13)
Origination of mortgage loan receivables held for sale	(175,256)	(532,878)
Repayment of mortgage loan receivables held for sale	193	133
Proceeds from sales of mortgage loan receivables held for sale	159,424	439,261
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(959)	(52)
Distributions from operations of investment in unconsolidated joint ventures	3,067	—
Deferred tax asset (liability)	3,139	443
Changes in operating assets and liabilities:
Accrued interest receivable	347	(1,349)
Other assets	92	6,157
Accrued expenses and other liabilities	(42,869)	(21,991)
Net cash provided by (used in) operating activities	(22,034)	(65,118)

	Three Months Ended March 31,
	2019	2018

Cash flows from investing activities:
Purchase of derivative instruments	(159)	—
Sale of derivative instruments	50	114
Purchases of real estate securities	(384,478)	(135,072)
Repayment of real estate securities	24,188	2,954
Proceeds from sales of real estate securities	209,166	122,356
Purchase of FHLB stock	(3,704)	—
Origination of mortgage loan receivables held for investment	(224,418)	(434,632)
Repayment of mortgage loan receivables held for investment	294,074	194,303
Basis recovery of Agency interest-only securities	3,333	5,407
Capital contributions and advances to investment in unconsolidated joint ventures	(56,424)	—
Capital distribution from investment in unconsolidated joint ventures	—	1,250
Capitalization of interest on investment in unconsolidated joint ventures	(142)	(322)
Purchases of real estate	(2,406)	(24,466)
Capital improvements of real estate	(907)	(1,883)
Proceeds from sale of real estate	1,688	87,885
Net cash provided by (used in) investing activities	(140,139)	(182,106)
Cash flows from financing activities:
Deferred financing costs paid	(3,899)	(1,240)
Proceeds from borrowings under debt obligations	4,042,942	1,312,451
Repayment of borrowings under debt obligations	(3,765,720)	(1,057,704)
Cash dividends paid to Class A common shareholders	(72,150)	(59,721)
Capital distributed to noncontrolling interests in operating partnership	(4,253)	(4,273)
Capital contributed by noncontrolling interests in consolidated joint ventures	77	2,635
Capital distributed to noncontrolling interests in consolidated joint ventures	(56)	(13,720)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(7,985)	(728)
Net cash provided by (used in) financing activities	188,956	177,700
Net increase (decrease) in cash, cash equivalents and restricted cash	26,783	(69,524)
Cash, cash equivalents and restricted cash at beginning of period	98,450	182,683
Cash, cash equivalents and restricted cash at end of period	$125,233	$113,159

	Three Months Ended March 31,
	2019	2018

Supplemental information:
Cash paid for interest, net of amounts capitalized	$63,985	$57,406
Cash paid (received) for income taxes	1,102	90

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	49,766	14
Securities and derivatives sold, not settled	5,514	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	20,653	54,803
Settlement of mortgage loan receivable held for investment by real estate, net	(17,851)	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	15,504	55,403
Real estate acquired in settlement of mortgage loan receivable held for investment, net	17,851	—
Capital distributions from investment in unconsolidated joint ventures	970	—
Reduction in proceeds from sales of real estate	—	11,050
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	—	(11,050)
Exchange of noncontrolling interest for common stock	1,437	59,658
Dividends declared, not paid	1,409	1,228
Stock dividends	23,824	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2019	March 31, 2018	December 31, 2018

Cash and cash equivalents	$45,158	$68,373	$67,878
Restricted cash	80,075	44,786	30,572
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$125,233	$113,159	$98,450

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2019, Ladder Capital Corp has a 89.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	valuation of real estate securities;

•	valuation of mortgage loan receivables held for sale;

•	allocation of purchase price for acquired real estate;

•	impairment, and useful lives, of real estate;

•	useful lives of intangible assets;

•	valuation of derivative instruments;

•	valuation of deferred tax asset (liability);

•	amounts payable pursuant to the Tax Receivable Agreement;

•	determination of effective yield for recognition of interest income;

•	adequacy of provision for loan losses including the valuation of underlying collateral for collateral dependent loans;

•	determination of other than temporary impairment of real estate securities and investments in and advances to unconsolidated joint ventures;

•	certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;

•	determination of the effective tax rate for income tax provision; and

•	certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of March 31, 2019 and 2018. At March 31, 2019 and 2018, and at various times during the years, the balances exceeded the insured limits.

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

Recognition of Operating Lease Income and Tenant Recoveries

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right-of-use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. There is no cumulative effect on retained earnings or other components of equity recognized as of January 1, 2019.

Certain arrangements may contain both lease and non-lease components. The Company determines if an arrangement is, or contains, a lease at contract inception. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842. Any non-lease components are subject to other applicable accounting guidance. We have elected, however, to adopt the optional practical expedient not to separate lease components from non-lease components for accounting purposes. This policy election has been adopted for each of the Company’s leased asset classes existing as of the effective date and subject to the transition provisions of ASC Topic 842, will be applied to all new or modified leases executed on or after January 1, 2019. For contractual arrangements executed in subsequent periods involving a new leased asset class, the Company will determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.

Leases are evaluated for classification as operating or finance leases at the commencement date of the lease. Right-of-use assets and corresponding liabilities are recognized on the Company’s consolidated balance sheet based on the present value of future lease payments relating to the use of the underlying asset during the lease term. Future lease payments include fixed lease payments as well as variable lease payments that depend upon an index or rate using the index or rate at the commencement date and probable amounts owed under residual value guarantees. The amount of future lease payments may be increased to include additional payments related to lease extension, termination, and/or purchase options when the Company has determined, at or subsequent to lease commencement, generally due to limited asset availability or operating commitments, it is reasonably certain of exercising such options.

The Company uses its incremental borrowing rate as the discount rate in determining the present value of future lease payments, unless the interest rate implicit in the lease arrangement is readily determinable. Lease payments that vary based on future usage levels, the nature of leased asset activities, or certain other contingencies, are not included in the measurement of lease right-of-use assets and corresponding liabilities. The Company has elected not to record assets and liabilities on its consolidated balance sheet for lease arrangements with terms of 12 months or less. Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either operating leases or financing leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sale-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases) (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides a new transition method at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings, prior periods will not require restatement. ASU 2018-11 also provides a new practical expedient for lessors adopting the new lease standard. Lessors have the option to aggregate nonlease components with the related lease component upon adoption of the new standard if the following conditions are met: (1) the timing and pattern of transfer for the nonlease component and the related lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) (“ASU 2018-20”), which provides narrow amendments to clarify how to apply certain aspects of the new leasing standard. Each of the standards are effective for the Company on January 1, 2019, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”), which aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value in Topic 820, Fair Value Measurement should be applied. ASU 2019-01 also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

The Company adopted ASU 2016-02, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, collectively FASB ASC Topic 842, Leases (“ASC Topic 842”), beginning January 1, 2019. The Company adopted ASU Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method, which permits the Company to apply the provisions of ASC Topic 842 to leasing arrangements existing at or entered into after January 1, 2019, and present in its financial statements comparative periods prior to January 1, 2019 under the historical requirements of ASC Topic 840. In addition, the Company elected to adopt the package of optional transition-related practical expedients, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. Furthermore, the Company elected not to record assets and liabilities on its consolidated balance sheets for new or existing lease arrangements with terms of 12 months or less.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), (“ASU 2017-08”). The ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Historically, entities generally amortized the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of ASU 2017-08 on January 1, 2019 had no material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of ASU 2017-11 on January 1, 2019 had no material impact on the Company’s consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, (“ASU 2018-01”). This ASU provides an optional transition practical expedient that, if elected, would not require companies to reconsider their accounting for existing or expired land easements before adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. This ASU will be effective January 1, 2019 and early adoption is permitted. The adoption of ASU 2018-01 on January 1, 2019, had no material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), (“ASU 2018-02”). This ASU allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. This ASU will be effective January 1, 2019, and early adoption is permitted. The adoption of ASU 2018-02 on January 1, 2019 had no material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The adoption of ASU 2018-09 had no material impact on the Company’s consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted ASU 2016-01 and does not expect the amendments of ASU 2019-04 to have a material impact on its consolidated financial statements.

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

	March 31, 2019	December 31, 2018
	Notes 4 & 8	Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$680,031	710,502
Accrued interest receivable	3,740	3,921
Other assets(1)	3,315	81,390
Total assets	$687,086	$795,813

Senior and unsecured debt obligations	$503,231	$607,440
Accrued expenses	1,305	1,471
Other liabilities	2	2
Total liabilities	504,538	608,913

Net equity in VIEs (eliminated in consolidation)	182,549	186,900
Total equity	182,549	186,900

Total liabilities and equity	$687,087	$795,813

(1)	Primarily consists of loan repayments in transit as of March 31, 2019.

4. MORTGAGE LOAN RECEIVABLES

March 31, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,321,828	$3,302,753	7.68%	1.20
Mortgage loans transferred but not considered sold(3)	15,350	15,504	5.29%	9.78
Provision for loan losses	N/A	(18,200)
Mortgage loan receivables held for investment, net, at amortized cost	3,337,178	3,300,057
Mortgage loan receivables held for sale	189,334	189,525	5.53%	9.56
Total	$3,526,512	$3,489,582	7.57%	1.69

(1)	March 31, 2019 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

(3)
We sell certain loans into securitizations; however, for a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership, the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. As of March 31, 2019, our portfolio included one of these loans with an outstanding face amount of $15.4 million and a carrying value of $15.5 million.

As of March 31, 2019, $798.7 million, or 24.1%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.5 billion, or 75.9% of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of March 31, 2019, $189.5 million, or 100.0%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries	$3,340,381	$3,318,390	7.84%	1.32
Provision for loan losses	N/A	(17,900)
Mortgage loan receivables held for investment, net, at amortized cost	3,340,381	3,300,490
Mortgage loan receivables held for sale	181,905	182,439	5.46%	9.75
Total	3,522,286	3,482,929	7.76%	1.77

(1)	December 31, 2018 LIBOR rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

As of December 31, 2018, $816.8 million, or 24.6%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at fixed interest rates and $2.5 billion, or 75.4%, of the carrying value of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR, some of which include interest rate floors. As of December 31, 2018, $182.4 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	March 31, 2019		December 31, 2018
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,177,676	$3,159,154	$3,192,160	$3,170,788
Mezzanine loans	144,152	143,599	148,221	147,602
Mortgage loans transferred but not considered sold(1)(2)	15,350	15,504	—	—
Mortgage loan receivables held for investment, net, at amortized cost	3,337,178	3,318,257	3,340,381	3,318,390
Mortgage loan receivables held for sale
First mortgage loans	189,334	189,525	181,905	182,439
Total mortgage loan receivables held for sale	189,334	189,525	181,905	182,439

Provision for loan losses	N/A	(18,200)	N/A	(17,900)
Total	$3,526,512	$3,489,582	$3,522,286	$3,482,929

(1)
As more fully described earlier in this Note, as of March 31, 2019, included in mortgage loans transferred but not considered sold is one non-controlling loan interest with an outstanding face amount of $15.4 million and a carrying value of $15.5 million that was sold to the WFCM 2019-C49 securitization trust. This transaction is considered a financing for accounting purposes.

(2)	First mortgage loans.

For the three months ended March 31, 2019 and 2018, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	224,418	—	—	175,256
Repayment of mortgage loan receivables	(245,444)	—	—	(321)
Proceeds from sales of mortgage loan receivables	—	—	—	(159,424)
Realized gain on sale of mortgage loan receivables	—	—	—	7,079
Transfer between held for investment and held for sale(1)	—	15,504	—	(15,504)
Accretion/amortization of discount, premium and other fees	5,389	—	—	—
Loan loss provision	—	—	(300)	—
Balance, March 31, 2019	$3,302,753	$15,504	$(18,200)	$189,525

(1)
As more fully described earlier in this Note, during the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, one loan with a combined outstanding face amount of $15.4 million, a combined book value of $15.5 million (fair value at date of reclassification) and a remaining maturity of 9.8 years which was sold to the WFCM 2019-C49 securitization trust. This transaction is considered a financing for accounting purposes. This transfer has been reflected as a non-cash item on the consolidated statement of cash flows for the three months ended March 31, 2019.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	434,632	—	532,878
Repayment of mortgage loan receivables(1)	(249,105)	—	(133)
Proceeds from sales of mortgage loan receivables(2)	—	—	(438,774)
Realized gain on sale of mortgage loan receivables(3)	—	—	4,888
Transfer between held for investment and held for sale(4)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	4,794	—	—
Loan loss provision	—	(3,000)	—
Balance, March 31, 2018	$3,528,186	$(7,000)	$273,636

(1)	Includes $54.8 million of non-cash repayment of mortgage loan receivables held for investment.

(2)	Includes $11.1 million of non-cash proceeds from sales.

(3)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the three months ended March 31, 2018.

(4)
During the three months ended March 31, 2018, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, a loan with an outstanding face amount of $57.6 million, a book value of $55.4 million (fair value at date of reclassification) and a remaining maturity of 2.5 years. The loan had been recorded at lower of cost or market prior to its reclassification. The discount to fair value is the result of an increase in market interest rates since the loan’s origination and not a deterioration in credit of the borrower or collateral coverage and the Company expects to collect all amounts due under the loan.

During the three months ended March 31, 2019, the transfers of financial assets via sales, other than the one non-controlling loan interest that was treated as a financing discussed above, of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

At March 31, 2019 and December 31, 2018, there was $0.5 million and $0.5 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, at amortized cost, on our consolidated balance sheets.

Provision for Loan Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
	2019	2018

Provision for loan losses at beginning of period	$17,900	$4,000
Provision for loan losses	300	3,000
Provision for loan losses at end of period	$18,200	$7,000

	March 31, 2019	December 31, 2018

Principal balance of loans on non-accrual status	$36,850	$36,850

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

As a result of this analysis, the Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of March 31, 2019 and December 31, 2018. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that a provision expense for loan losses of $0.3 million was required for the three months ended March 31, 2019. This provision consisted of a portfolio-based, general loan loss provision of $0.3 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no additional asset-specific reserves.

As of March 31, 2019, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such properties is most significantly affected by the contractual lease payments and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company utilized direct capitalization rates of 4.35% to 4.65% at December 31, 2017.

The on-going bankruptcy proceedings, rising interest rates and retail tenant’s creditworthiness, resulted in a decline in the estimated value of the collateral. As a result, on March 31, 2018, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of March 31, 2019, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90% utilized by the Company.

During the year ended December 31, 2018, management identified a loan with a carrying value of $45.0 million as potentially impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the submarket vacancy rate in the local market; and (iii) declining market conditions. As of September 30, 2018 this loan was not yet in default but the borrower was not expected to be able to pay off or refinance the loan at maturity. As part of the Company’s evaluation, it obtained an external appraisal of the loan collateral. Based on this review, a reserve of $10.0 million was recorded for this potentially impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The restructured loan was extended for up to 12 months, including extensions. There have been no additional changes during the three months ended March 31, 2019.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of March 31, 2019, there were no unfunded commitments associated with modified loans considered TDRs.

As of March 31, 2019 and December 31, 2018 there were no other loans on non-accrual status.

During the three months ended March 31, 2019, the Company acquired title to real estate in a foreclosure. The real estate had a fair value of $18.2 million and previously served as collateral for a mortgage loan receivable held for investment, which was previously on non-accrual status. This loan had an amortized cost of $17.8 million, accrued interest of $0.2 million and an unamortized discount of $0.1 million. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. There was no gain or loss resulting from the disposition of the loan.

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2019 and December 31, 2018 ($ in thousands):

March 31, 2019

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,475,469	$1,475,900	$7,504	$(1,764)	$1,481,640	(3)	153	AAA	3.44%	3.28%	2.50
CMBS interest-only(2)(4)	2,436,543	52,682	933	(45)	53,570	(5)	20	AAA	0.69%	3.56%	2.60
GNMA interest-only(4)(6)	123,684	2,694	107	(310)	2,491		12	AA+	0.53%	9.09%	2.56
Agency securities(2)	660	673	—	(12)	661		2	AA+	2.71%	1.81%	2.24
GNMA permanent securities(2)	32,346	32,592	424	(10)	33,006		6	AA+	3.94%	3.75%	4.87
Corporate bonds(2)	36,441	35,682	927	—	36,609		2	BB-	3.80%	5.00%	1.88
Total debt securities	$4,105,143	$1,600,223	$9,895	$(2,141)	$1,607,977		195		1.73%	3.33%	2.52
Equity securities(7)	N/A	10,678	503	(30)	11,151		2	N/A	N/A	N/A	N/A
Total real estate securities	$4,105,143	$1,610,901	$10,398	$(2,171)	$1,619,128		197

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

(6)
Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company has elected to account for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on Agency interest-only securities in the consolidated statements of income in accordance with ASC 815.

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2019 and December 31, 2018 ($ in thousands):

March 31, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$361,036	$922,789	$197,815	$—	$1,481,640
CMBS interest-only(1)	1,191	52,379	—	—	53,570
GNMA interest-only(2)	329	1,929	232	1	2,491
Agency securities(1)	—	661	—	—	661
GNMA permanent securities(1)	483	6,822	25,701	—	33,006
Corporate bonds(1)	—	36,609	—	—	36,609
Total debt securities	$363,039	$1,021,189	$223,748	$1	$1,607,977

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

During the three months ended March 31, 2019, the Company realized a gain (loss) on sale of equity securities of $86.9 thousand which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2018.

There were no realized losses on securities recorded as other than temporary impairments for the three months ended March 31, 2019. During the three months ended March 31, 2018 there were $1.0 million of realized losses on securities recorded as other than temporary impairments, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell its securities before recovery of its amortized cost basis. For cash flow statement purposes, receipts of interest from interest-only real estate securities are bifurcated between amortization of premium/(accretion) of discount and other fees on securities as part of cash flows from operations and basis recovery of Agency interest-only securities as part of cash flows from investing activities.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	March 31, 2019	December 31, 2018

Land	$198,926	$195,644
Building	830,355	814,314
In-place leases and other intangibles	162,413	162,002
Less: Accumulated depreciation and amortization	(184,347)	(173,938)
Less: Impairment(1)	(1,350)	—
Real estate and related lease intangibles, net	$1,005,997	$998,022

Below market lease intangibles, net (other liabilities)	$(39,922)	$(40,367)

(1)	As more fully discussed in this Note below, the Company recorded a $1.4 million impairment of real estate during the three months ended March 31, 2019.

At March 31, 2019 and December 31, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $24.4 million and $6.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2019	2018

Depreciation expense (1)	$7,685	$7,786
Amortization expense	2,517	3,018
Total real estate depreciation and amortization expense	$10,202	$10,804

(1)
Depreciation expense on the consolidated statements of income also includes $25 thousand and $19 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2019 and 2018, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At March 31, 2019, gross intangible assets totaled $162.0 million with total accumulated amortization of $60.6 million, resulting in net intangible assets of $101.4 million, including $5.0 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2018, gross intangible assets totaled $162.0 million with total accumulated amortization of $57.7 million, resulting in net intangible assets of $104.3 million, including $5.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three months ended March 31, 2019 and 2018, the Company recorded a reduction in operating lease income of $0.4 million and $0.2 million, respectively, for amortization of above market leases intangibles acquired. For the three months ended March 31, 2019 and 2018, the Company recorded an increase in operating lease income of $0.6 million for amortization of below market lease intangibles acquired.

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2019 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2019 (last 9 months)	$743	$5,036
2020	746	6,556
2021	746	6,490
2022	751	6,427
2023	751	6,304
Thereafter	31,136	65,633
Total	$34,873	$96,446

Lease Prepayment by Lessor, Retirement of Related Mortgage Loan Financing and Impairment of Real Estate

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant two-story office building in Wayne, NJ. As of March 31, 2019, this property had a book value of $5.6 million, which is net of accumulated depreciation and amortization of $2.7 million. The Company will recognize the $10.0 million of operating lease income on a straight-line basis over the revised lease term, which ends on May 31, 2019. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on extinguishment of debt of $1.1 million. During the three months ended March 31, 2019, the Company recorded a $1.4 million impairment of real estate to reduce the carrying value of the real estate to the estimated fair value of the real estate. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a net loss of $20 thousand. See Note 9, Fair Value of Financial Instruments for further detail.

There were $1.0 million and $0.8 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

There was unencumbered real estate of $80.3 million and $58.6 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, the Company recorded $0.2 million of real estate operating income, which is included in operating property income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2019 ($ in thousands):

Period Ending December 31,	Amount

2019 (last 9 months)	$62,728
2020	71,870
2021	68,303
2022	64,590
2023	62,421
Thereafter	509,455
Total	$839,367

Acquisitions

During the three months ended March 31, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate
February 2019	Net Lease	Houghton Lake, MI	$1,242	100.0%
February 2019	Net Lease	Trenton, MO	1,164	100.0%
Total purchases of real estate			$2,406

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
Total real estate acquired via foreclosure			$18,200

Total real estate acquisitions			$20,606

(1)	Properties were consolidated as of acquisition date.

During the three months ended March 31, 2019, the Company acquired title to real estate in a foreclosure. The real estate had a fair value of $18.2 million and previously served as collateral for a mortgage loan receivable held for investment, which was previously on non-accrual status. This loan had an amortized cost of $17.8 million, accrued interest of $0.2 million and an unamortized discount of $0.1 million. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. There was no gain or loss resulting from the disposition of the loan.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs, which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the three months ended March 31, 2019, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the three months ended March 31, 2019, as follows ($ in thousands):

Purchase Price Allocation

Land	$3,483
Building	16,804
Intangibles	442
Below Market Lease Intangibles	(123)
Total purchase price	$20,606

The weighted average amortization period for intangible assets acquired during the three months ended March 31, 2019 was 36.7 months. The Company recorded $16 thousand in revenues from its 2019 acquisitions for the three months ended March 31, 2019, which is included in its consolidated statements of income. The Company recorded $0.2 million in earnings (losses) from its 2019 acquisitions for the three months ended March 31, 2019, which is included in its consolidated statements of income.

During the three months ended March 31, 2018, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

March 2018	Diversified(2)	Lithia Springs, GA	$24,466	70.6%
Total real estate acquisitions			$24,466

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $2.9 million to the partnership.

The purchase prices were allocated to the asset acquisitions during the three months ended March 31, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$2,939
Building	21,527
Intangibles	—
Below Market Lease Intangibles	—
Total purchase price	$24,466

The Company recorded no revenues from its 2018 acquisition for the three months ended March 31, 2018. The Company recorded $(0.2) million in earnings (losses) from its 2018 acquisition for the three months ended March 31, 2018, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the three months ended March 31, 2019 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$—	$—	$—	—	—	1
Various	Condominium	Miami, FL	1,688	1,503	185	—	6	16
Totals			$1,688	$1,503	$185

The Company sold the following properties during the three months ended March 31, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$1,811	$732	$1,079		—	2	11
Various	Condominium	Miami, FL	2,263	1,792	471		—	8	40
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	(1)	1	—	—
March 2018	Diversified	Richmond, VA	20,966	11,370	9,596	(2)	1	—	—
Totals			$96,847	$66,504	$30,343

(1)
This property had a third party investor. The third party investor has been allocated $7.0 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the three months ended March 31, 2018, on the consolidated statements of income.

(2)
This property had a third party investor. The third party investor has been allocated $0.4 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the three months ended March 31, 2018, on the consolidated statements of income.

7. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

As of March 31, 2019 and December 31, 2018, the Company had an aggregate investment of $93.8 million and $40.4 million, respectively, in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2019 and December 31, 2018 ($ in thousands):

Entity	March 31, 2019	December 31, 2018

Grace Lake JV, LLC	$2,664	$5,316
24 Second Avenue Holdings LLC	91,177	35,038
Investment in unconsolidated joint ventures	$93,841	$40,354

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
Entity	2019	2018

Grace Lake JV, LLC	415	267
24 Second Avenue Holdings LLC	544	(215)
Earnings (loss) from investment in unconsolidated joint ventures	$959	$52

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

During the three months ended March 31, 2019 and 2018, the Company received $3.1 million and $1.3 million, respectively, of distributions from its investment in Grace Lake JV, LLC.

24 Second Avenue Holdings LLC

On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY. The Company accounted for its interest in 24 Second Avenue using the equity method of accounting as its joint venture partner was the managing member of 24 Second Avenue and had substantive management rights.

During the three months ended March 31, 2019, the Company converted its existing $35.0 million common equity interest into a $35.0 million priority preferred equity position. The Company also provided $50.4 million in first mortgage financing in order to refinance the existing $48.1 million first mortgage construction loan which was made by another lending institution. In addition to the new $50.4 million first mortgage loan, the Company also funded a $6.5 million mezzanine loan for use in completing the project. The Operating Partner must fully fund any and all additional capital for necessary expenses.

Due to the Company’s non-controlling equity interest in 24 Second Avenue, the Company accounts for the new loans as additional investments in the joint venture.

During the three months ended March 31, 2019 and 2018, the Company recorded $0.5 million and $(0.2) million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2018, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the three months ended March 31, 2019 and 2018, the Company capitalized $0.1 million and $0.3 million, respectively, of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, during the three months ended March 31, 2019, the Company will no longer capitalize interest related to this investment, and income generated the new loans will be accounted for as earnings from investment in unconsolidated joint ventures.

As of December 31, 2018, 24 Second Avenue had $46.7 million of loans payable to a third party lender. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction and all certificates of occupancy for the units in 2019. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of March 31, 2019, 24 Second Avenue sold one residential condominium unit for $1.0 million in gross sale proceeds and 15 residential condominium units were under contract for sale for $43.3 million in total gross sales proceeds. As of March 31, 2019, 24 Second Avenue is holding a 10% - 15% deposit on each sales contract. Subsequent to March 31, 2019, 24 Second Avenue sold three residential condominium units for $6.2 million in sales proceeds. As of March 31, 2019, the Company had no additional remaining capital commitment to 24 Second Avenue.

The Company’s investment in 24 Second Avenue is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was deemed to be a VIE primarily based on (i) the fact that the total equity investment at risk (inclusive of the additional financing the Company provided through the first mortgage and mezzanine loans) is sufficient to permit the entities to finance activities without additional subordinated financial support provided by any parties, including equity holders; and (ii) the voting and economic rights are not disproportionate within the joint venture. The Company determined that it was not the primary beneficiary of this VIE because it does not have a controlling financial interest.

The Company holds its investment in 24 Second Avenue in its TRS.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018

Total assets	$165,755	$167,837
Total liabilities	125,514	116,667
Partners’/members’ capital	$40,241	$51,170

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
	2019	2018

Total revenues	$4,699	$4,349
Total expenses	3,863	3,572
Net income (loss)	$836	$777

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2019 and December 31, 2018 are as follows ($ in thousands):

March 31, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at March 31, 2019(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$200,501		$399,499	4.23% - 4.73%	2/24/2022	(2)	(3)	$278,295	$277,743
Committed Loan Repurchase Facility	350,000	63,996		286,004	4.70% - 5.05%	5/24/2019	(4)	(5)	93,537	95,234
Committed Loan Repurchase Facility	300,000	109,811		190,189	4.48% - 4.98%	4/10/2020	(6)	(7)	191,439	191,699
Committed Loan Repurchase Facility	300,000	117,275		182,725	4.50% - 5.00%	5/6/2021	(8)	(3)	173,142	173,142
Committed Loan Repurchase Facility	100,000	54,893		45,107	4.61% - 4.98%	7/20/2021	(9)	(3)	79,822	79,822
Committed Loan Repurchase Facility	100,000	64,930		35,070	4.48% - 4.73%	12/26/2019	(10)	(11)	86,490	89,144
Total Committed Loan Repurchase Facilities	1,750,000	611,406		1,138,594					902,725	906,784
Committed Securities Repurchase Facility	400,000	93,849		306,151	2.38% - 3.39%	3/4/2021	N/A	(12)	113,224	113,224
Uncommitted Securities Repurchase Facility	N/A (12)	324,827		N/A (13)	3.08% - 4.23%	4/2019 - 6/2019	N/A	(12)	368,046	368,046	(14)(15)
Total Repurchase Facilities	2,150,000	1,030,082		1,444,745					1,383,995	1,388,054
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2020	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	739,500	739,500		—	4.25% - 7.00%	2020 - 2029(18)	N/A	(19)	931,275	1,110,970	(20)
CLO Debt	497,334	497,334	(21)	—	3.36% - 6.08%	2021-2034	N/A	(22)	680,031	680,452
Participation Financing - Mortgage Loan Receivable	2,393	2,393		—	17.00%	6/6/2019	N/A	(3)	2,393	2,393
Borrowings from the FHLB	1,945,795	1,291,449		654,346	1.47% - 3.08%	2019 - 2024	N/A	(23)	1,608,381	1,618,235	(24)
Senior Unsecured Notes	1,166,201	1,155,692	(25)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (26)	N/A (26)	N/A (26)
Total Secured and Unsecured Debt Obligations	6,767,653	4,716,450		2,365,521					4,606,075	4,800,104
Liability for transfers not considered sales	15,840	15,840		—	5.29%	1/6/2029	N/A	(3)	15,504	15,504
Total Debt Obligations, Net	$6,783,493	$4,732,290		$2,365,521					$4,621,579	$4,815,608

(1)	March 2019 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.1 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities but were rather considered a partial retirement of CLO debt.

(16)	Three additional 12-month periods at Company’s option.

(17)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(18)	Anticipated repayment dates.

(19)	Real estate.

(20)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(21)	Presented net of unamortized debt issuance costs of $1.9 million at March 31, 2019.

(22)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(23)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(24)	Includes $10.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(25)	Presented net of unamortized debt issuance costs of $10.5 million at March 31, 2019.

(26)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$180,597		$419,403	4.21% - 4.96%	10/1/2020	(2)	(3)	$262,642	$261,602
Committed Loan Repurchase Facility	350,000	63,679		286,321	4.68% - 4.98%	5/24/2019	(4)	(5)	87,385	88,762
Committed Loan Repurchase Facility	300,000	120,631		179,369	4.46% - 4.96%	4/7/2019	(6)	(7)	204,747	205,219
Committed Loan Repurchase Facility	300,000	79,886		220,114	4.44% - 4.94%	5/6/2021	(8)	(3)	117,382	117,366
Committed Loan Repurchase Facility	100,000	52,738		47,262	4.58% - 4.96%	7/20/2021	(9)	(3)	72,154	72,154
Committed Loan Repurchase Facility	100,000	—		100,000	NA	12/26/2019	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,750,000	497,531		1,252,469					744,310	745,103
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(12)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	166,154		N/A (13)	2.99% - 4.55%	1/2019 - 3/2019	N/A	(12)	187,803	187,803	(14)(15)
Total Repurchase Facilities	2,150,000	663,685		1,652,469					932,113	932,906
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2019	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	743,902	743,902		—	4.25% - 7.00%	2020 - 2028(18)	N/A	(19)	939,362	1,108,968	(20)
CLO Debt	601,543	601,543	(21)	—	3.34% - 6.06%	2021-2034	N/A	(22)	710,502	710,737
Participation Financing - Mortgage Loan Receivable	2,453	2,453		—	17.00%	6/6/2019	N/A	(3)	2,453	2,453
Borrowings from the FHLB	1,933,522	1,286,000		647,522	1.18% - 3.01%	2019 - 2024	N/A	(23)	1,652,952	1,655,150	(24)
Senior Unsecured Notes	1,166,201	1,154,991	(25)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations	$6,864,051	$4,452,574		$2,566,421					$4,237,382	$4,410,214

(1)	December 31, 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities but were rather considered a partial retirement of CLO debt.

(16)	Four additional 12-month periods at Company’s option.

(17)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(18)	Anticipated repayment dates.

(19)	Real estate.

(20)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(21)	Presented net of unamortized debt issuance costs of $2.6 million at December 31, 2018.

(22)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(23)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(24)	Includes $9.7 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(25)	Presented net of unamortized debt issuance costs of $11.2 million at December 31, 2018.

(26)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into six committed master repurchase agreements, as outlined in the March 31, 2019 table above, totaling $1.8 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of March 31, 2019 and December 31, 2018.

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

On February 26, 2019, the Company executed an amendment of one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the initial term of the facility to February 24, 2022. The facility has two additional 12-month extension periods at the Company’s option. No new advances are permitted after the initial maturity date.

On March 4, 2019, the Company executed an amendment of its committed securities repurchase facility with a major banking institution, providing for, among other things, the extension of the initial term of the facility to March 4, 2021.

As of March 31, 2019, the Company had repurchase agreements with eight counterparties, with total debt obligations outstanding of $1.0 billion. As of March 31, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.2 million, or 5% of our total equity. As of March 31, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 25.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2020, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. On January 15, 2019, the Company extended the maturity date of the Revolving Credit Facility to February 11, 2020. The Company has additional one-year extension options to extend the final maturity date to February 2023. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of March 31, 2019 and December 31, 2018, the amount of unamortized costs relating to such facilities are $9.0 million and $6.3 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 7.00%, with anticipated maturity dates between 2020 - 2029 as of March 31, 2019. These loans have carrying amounts of $739.5 million and $743.9 million, net of unamortized premiums of $5.8 million as of March 31, 2019 and December 31, 2018, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.4 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2019 and 2018. The loans are collateralized by real estate and related lease intangibles, net, of $931.3 million and $939.4 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company executed two and three term debt agreements, respectively, to finance properties in its real estate portfolio.

On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million.

CLO Debt

The Company completed CLO issuances in the two transactions described below. As of March 31, 2019 and December 31, 2018, the Company had a total of $497.3 million and $601.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $1.9 million and $2.6 million are included in CLO debt as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the CLO debt has interest rates of 3.36% to 6.08% (with a weighted average of 4.65%). As of March 31, 2019, collateral for the CLO debt comprised $680.0 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.4 million and $2.5 million outstanding as of March 31, 2019 and December 31, 2018, respectively. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2019 and March 31, 2018.

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

As of March 31, 2019, Tuebor had $1.3 billion of borrowings outstanding (with an additional $654.3 million of committed term financing available from the FHLB), with terms of overnight to 5.5 years (with a weighted average of 2.4 years), interest rates of 1.47% to 3.08% (with a weighted average of 2.61%), and advance rates of 53.9% to 100% of the collateral. As of March 31, 2019, collateral for the borrowings was comprised of $942.9 million of CMBS and U.S. Agency Securities and $660.0 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.8 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 27.3% of the Company’s outstanding debt obligations as of March 31, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2019, the Company has a 89.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2019 and December 31, 2018.

Unamortized debt issuance costs of $10.5 million and $11.2 million are included in senior unsecured notes as of March 31, 2019 and December 31, 2018, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Liability for Transfers not Considered Sales

As more fully discussed in Note 4, Mortgage Loan Receivables, during the three months ended March 31, 2019, the Company sold a non-controlling loan interest in a first mortgage loan receivable to a third party. The sales proceeds of $15.8 million are considered non-recourse secured borrowings and are recognized as a liability for transfers not considered sales in debt obligations on the Company’s consolidated balance sheets, with $15.8 million outstanding as of March 31, 2019. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2019.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2019 (last 9 months)	$1,202,701
2020	849,508
2021	775,322
2022	655,918
2023	559,219
Thereafter	696,832
Subtotal	$4,739,500
Debt issuance costs included in senior unsecured notes	(10,509)
Debt issuance costs included in CLO debt	(1,882)
Debt issuance costs included in mortgage loan financing	(637)
Premiums included in mortgage loan financing(2)	5,818
Total	$4,732,290

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2019 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of March 31, 2019.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $849.0 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2019.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2019 and December 31, 2018 are as follows ($ in thousands):

March 31, 2019

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,475,469		$1,475,900	$1,481,640	Internal model, third-party inputs	3.28%	2.50
CMBS interest-only(1)	2,436,543	(2)	52,682	53,570	Internal model, third-party inputs	3.56%	2.60
GNMA interest-only(3)	123,684	(2)	2,694	2,491	Internal model, third-party inputs	9.09%	2.56
Agency securities(1)	660		673	661	Internal model, third-party inputs	1.81%	2.24
GNMA permanent securities(1)	32,346		32,592	33,006	Internal model, third-party inputs	3.75%	4.87
Corporate bonds(1)	36,441		35,682	36,609	Internal model, third-party inputs	5.00%	1.88
Equity securities(3)	N/A		10,678	11,151	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,321,828		3,302,753	3,311,885	Discounted Cash Flow(4)	7.68%	1.20
Mortgage loans transferred but not considered sold	15,350		15,504	15,504	Discounted Cash Flow(4)	5.29%	9.78
Provision for loan losses	N/A		(18,200)	(18,200)	(5)	N/A	N/A
Mortgage loan receivables held for sale	189,334		189,525	202,363	Internal model, third-party inputs(6)	5.53%	9.56
FHLB stock(7)	61,619		61,619	61,619	(7)	5.50%	N/A
Nonhedge derivatives(1)(8)	454,571		N/A	1,632	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	804,986		804,986	804,986	Discounted Cash Flow(9)	3.30%	0.24
Repurchase agreements - long-term	225,096		225,096	225,096	Discounted Cash Flow(10)	3.35%	1.55
Mortgage loan financing	734,319		739,500	740,221	Discounted Cash Flow(10)	5.10%	2.33
CLO debt	497,334		497,334	497,334	Discounted Cash Flow(9)	4.65%	8.15
Participation Financing - Mortgage Loan Receivable	2,393		2,393	2,393	Discounted Cash Flow(11)	17.00%	0.18
Borrowings from the FHLB	1,291,449		1,291,449	1,295,087	Discounted Cash Flow	2.61%	2.40
Senior unsecured notes	1,166,201		1,155,692	1,167,074	Broker quotations, pricing services	5.39%	4.03
Liability for transfers not considered sales	15,840		15,840	15,840	Discounted Cash Flow(12)	5.29%	9.78

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

(11)	Fair value for Participation Financing - Mortgage Loan Receivable approximates amortized cost as this is a loan participation to a third party.

(12)	Fair value for liability for transfers not considered sales approximates amortized cost basis which represents fair value on the latest pricing date.

December 31, 2018

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,258,819		$1,257,801	$1,252,640	Internal model, third-party inputs	3.14%	2.33
CMBS interest-only(1)	2,373,936	(2)	55,534	55,691	Internal model, third-party inputs	2.80%	2.69
GNMA interest-only(3)	135,932	(2)	2,862	2,648	Internal model, third-party inputs	6.30%	4.11
Agency securities(1)	668		682	662	Internal model, third-party inputs	1.83%	2.36
GNMA permanent securities(1)	32,633		32,889	33,064	Internal model, third-party inputs	3.76%	5.03
Corporate bonds(1)	55,305		54,257	53,871	Internal model, third-party inputs	5.04%	2.51
Equity securities(3)	N/A		13,154	11,550	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,340,381		3,318,390	3,324,588	Discounted Cash Flow(4)	7.84%	1.32
Provision for loan losses	N/A		(17,900)	(17,900)	(5)	N/A	N/A
Mortgage loan receivables held for sale	181,905		182,439	187,870	Internal model, third-party inputs(6)	5.46%	9.75
FHLB stock(7)	57,915		57,915	57,915	(7)	4.50%	N/A
Nonhedge derivatives(1)(8)	—		N/A	—	Counterparty quotations	N/A	0.00

Liabilities:
Repurchase agreements - short-term	436,957		436,957	436,957	Discounted Cash Flow(9)	3.42%	0.23
Repurchase agreements - long-term	226,728		226,728	226,728	Discounted Cash Flow(10)	3.47%	1.73
Mortgage loan financing	738,825		743,902	735,662	Discounted Cash Flow(10)	5.09%	2.61
CLO debt	601,543		601,543	601,543	Discounted Cash Flow(9)	4.41%	9.40
Participation Financing - Mortgage Loan Receivable	2,453		2,453	2,453	Discounted Cash Flow(11)	17.00%	0.43
Borrowings from the FHLB	1,286,000		1,286,000	1,286,664	Discounted Cash Flow	2.55%	2.46
Senior unsecured notes	1,166,201		1,154,991	1,111,288	Broker quotations, pricing services	5.39%	4.28
Nonhedge derivatives(1)(8)	578,971		N/A	975	Counterparty quotations	N/A	0.25

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

(4)
Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2019 and December 31, 2018 ($ in thousands):

March 31, 2019

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,463,281		$—	$—	$1,469,978	$1,469,978
CMBS interest-only(1)	2,425,377	(2)	—	—	52,664	52,664
GNMA interest-only(3)	123,684	(2)	—	—	2,491	2,491
Agency securities(1)	660		—	—	661	661
GNMA permanent securities(1)	32,346		—	—	33,006	33,006
Corporate bonds(1)	36,441		—	—	36,609	36,609
Equity securities	N/A		11,151	—	—	11,151
Nonhedge derivatives(4)	454,571		—	1,632	—	1,632
			$11,151	$1,632	$1,595,409	$1,608,192

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,321,828		$—	$—	$3,311,885	$3,311,885
Mortgage loans transferred but not considered sold	15,350		—	—	15,504	15,504
Provision for loan losses	N/A		—	—	(18,200)	(18,200)
Mortgage loan receivable held for sale	189,334		—	—	202,363	202,363
CMBS(5)	12,188		—	—	11,662	11,662
CMBS interest-only(5)	11,166	(2)	—	—	906	906
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,585,739	$3,585,739
Liabilities:
Repurchase agreements - short-term	804,986		$—	$—	$804,986	$804,986
Repurchase agreements - long-term	225,096		—	—	225,096	225,096
Mortgage loan financing	734,319		—	—	740,221	740,221
CLO debt	497,334		—	—	497,334	497,334
Participation Financing - Mortgage Loan Receivable	2,393		—	—	2,393	2,393
Borrowings from the FHLB	1,291,449		—	—	1,295,087	1,295,087
Senior unsecured notes	1,166,201		—	—	1,167,074	1,167,074
Liability for transfers not considered sales	15,840		—	—	15,840	15,840
			$—	$—	$4,748,031	$4,748,031

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

December 31, 2018

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,246,609		$—	$—	$1,241,334	$1,241,334
CMBS interest-only(1)	2,362,747	(2)	—	—	54,789	54,789
GNMA interest-only(3)	135,932	(2)	—	—	2,648	2,648
Agency securities(1)	668		—	—	662	662
GNMA permanent securities(1)	32,633		—	—	33,064	33,064
Corporate bonds(1)	55,305		—	—	53,871	53,871
Equity securities	N/A		11,550	—	—	11,550
			$11,550	$—	$1,386,368	$1,397,918
Liabilities:
Nonhedge derivatives(4)	$605,871		$—	$975	$—	$975

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,340,381		$—	$—	$3,324,588	$3,324,588
Provision for loan losses	N/A		—	—	(17,900)	(17,900)
Mortgage loan receivables held for sale	181,905		—	—	187,870	187,870
CMBS(5)	12,210		—	—	11,306	11,306
CMBS interest-only(5)	11,189	(2)	—	—	902	902
FHLB stock	57,915		—	—	57,915	57,915
			$—	$—	$3,564,681	$3,564,681
Liabilities:
Repurchase agreements - short-term	436,957		$—	$—	$436,957	$436,957
Repurchase agreements - long-term	226,728		—	—	226,728	226,728
Mortgage loan financing	738,825		—	—	735,662	735,662
CLO debt	601,543		—	—	601,543	601,543
Participation Financing - Mortgage Loan Receivable	2,453		—	—	2,453	2,453
Borrowings from the FHLB	1,286,000		—	—	1,286,664	1,286,664
Senior unsecured notes	1,166,201		—	—	1,111,288	1,111,288
			$—	$—	$4,401,295	$4,401,295

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31,
Level 3	2019	2018

Balance at January 1,	$1,385,957	$1,106,517
Transfer from level 2	—	—
Purchases	431,107	135,058
Sales	(210,279)	(122,356)
Paydowns/maturities	(24,166)	(2,954)
Amortization of premium/discount	(3,191)	(6,407)
Unrealized gain/(loss)	13,203	(8,654)
Realized gain/(loss) on sale(1)	2,778	(1,099)
Balance at March 31,	$1,595,409	$1,100,105

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2019

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,481,640		Discounted cash flow	Yield (4)	—%	3.38%	21.32%
				Duration (years)(5)	0.00	2.16	8.05
CMBS interest-only(1)	53,570	(2)	Discounted cash flow	Yield (4)	0.62%	4.61%	7.87%
				Duration (years)(5)	0.10	2.88	6.67
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	2,491	(2)	Discounted cash flow	Yield (4)	2.11%	8.30%	10.13%
				Duration (years)(5)	0.04	3.07	5.06
				Prepayment speed (CPJ)(5)	5.00	6.64	15.00
Agency securities(1)	661		Discounted cash flow	Yield (4)	—%	1.89%	2.51%
				Duration (years)(5)	0.00	2.71	3.61
GNMA permanent securities(1)	33,006		Discounted cash flow	Yield (4)	—%	3.38%	3.92%
				Duration (years)(5)	0.00	5.46	5.68
Corporate bonds(1)	36,609		Discounted cash flow	Yield (4)	3.54%	3.58%	3.82%
				Duration (years)(5)	1.52	1.62	2.27
Total	$1,607,977

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

December 31, 2018

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,252,640		Discounted cash flow	Yield (3)	—%	3.54%	21.67%
				Duration (years)(4)	0.00	2.50	7.78
CMBS interest-only(1)	55,691	(2)	Discounted cash flow	Yield (3)	0.87%	4.71%	8.11%
				Duration (years)(4)	0.14	2.96	6.86
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only(3)	2,648	(2)	Discounted cash flow	Yield (4)	1.21%	5.54%	10.21%
				Duration (years)(5)	0.04	3.13	4.77
				Prepayment speed (CPJ)(5)	5.00	6.58	15.00
Agency securities(1)	662		Discounted cash flow	Yield (4)	—%	2.1%	2.84%
				Duration (years)(5)	0.00	2.83	3.82
GNMA permanent securities(1)	33,064		Discounted cash flow	Yield (4)	—%	3.51%	4%
				Duration (years)(5)	0.00	5.62	5.88
Corporate bonds(1)	53,871		Discounted cash flow	Yield (4)	5.3%	5.35%	5.46%
				Duration (years)(5)	1.94	2.19	2.70
Total	$1,398,576

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of assets value due to impairment.

The following table summarizes assets carried at fair value on a nonrecurring basis, measured at the time of impairment ($ in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total

Real estate, net(1)(2)	$—	$1,748	$—	$1,748

(1)
The write down to fair value was recorded based on contracted sales price and classified as Level 2 of the fair valuation hierarchy. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a $20 thousand loss on sale of real estate, net.

(2)	There were no assets carried at fair value on a nonrecurring basis at December 31, 2018.

The following table summarizes the fair value write-downs to assets carried at fair value on a nonrecurring basis ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Impairment of real estate
Real estate, net(1)(2)	$1,350	$—

(1)
The write down to fair value was recorded based on contracted sales price and classified as Level 2 of the fair valuation hierarchy. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a $20 thousand loss on sale of real estate, net.

(2)	Impairment is discussed in further detail in Note 6, Real Estate and Related Lease Intangibles, Net.

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2019 and December 31, 2018 ($ in thousands):

March 31, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	1.11
Futures
5-year Swap	188,400	774	—	0.25
10-year Swap	189,800	780	—	0.25
5-year U.S. Treasury Note	6,800	28	—	0.25
Total futures	385,000	1,582	—
Credit derivatives
S&P 500 Put Options	—	50	—	0.13
Total credit derivatives	—	50	—
Total derivatives	$454,571	$1,632	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$69,571	$—	$—	1.35
Futures
5-year Swap	$274,900	$—	$526	0.25
10-year Swap	227,700	—	436	0.25
5-year U.S. Treasury Note	6,800	—	13	0.25
Total futures	509,400	—	975
Total derivatives	$578,971	$—	$975

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three Months Ended March 31, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$2,557	$(13,533)	$(10,976)
Credit Derivatives	(66)	8	(58)
Total	$2,491	$(13,525)	$(11,034)

	Three Months Ended March 31, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$320	$14,372	$14,692
Swaps	1,403	(848)	555
Credit Derivatives	49	(337)	(288)
Total	$1,772	$13,187	$14,959

The Company’s counterparties held $4.2 million and $5.0 million of cash margin as collateral for derivatives as of March 31, 2019 and December 31, 2018, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of March 31, 2019 and December 31, 2018, the Company was in compliance with these requirements and not in default on its indebtedness. As of March 31, 2019 and December 31, 2018, there was no cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2019 and December 31, 2018. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2019
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$1,632	$—	$1,632	$—	$—	$1,632
Total	$1,632	$—	$1,632	$—	$—	$1,632

(1) Included in restricted cash on consolidated balance sheets.

As of March 31, 2019
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$1,030,082	$—	$1,030,082	$1,030,082	$—	$—
Total	$1,030,082	$—	$1,030,082	$1,030,082	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2019 and December 31, 2018 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the three months ended March 31, 2019, 101,000 Series REIT LP Units and 101,000 Series TRS LP Units were collectively exchanged for 101,000 shares of Class A common stock and 101,000 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the three months ended March 31, 2018, 4,349,832 Series REIT LP Units and 4,349,832 Series TRS LP Units were collectively exchanged for 4,349,832 shares of Class A common stock; and 4,349,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2019 and 2018, the Company repurchased no shares of Class A common stock. As of March 31, 2019, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.3% in the aggregate of its outstanding Class A common stock, based on the closing price of $17.02 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2019		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2018		$41,769

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended March 31, 2019 and 2018:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
Total	$0.340

February 27, 2018	$0.315
Total	$0.315

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2019 and 2018 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	11,731	1,462	13,193
Exchange of noncontrolling interest for common stock	(5)	5	—
Rebalancing of ownership percentage between Company and Operating Partnership	3	(3)	—
March 31, 2019	$7,080	$876	$7,956

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(7,528)	(1,329)	(8,857)
Exchange of noncontrolling interest for common stock	(143)	143	—
Rebalancing of ownership percentage between Company and Operating Partnership	3	(3)	—
March 31, 2018	$(7,880)	$(1,073)	$(8,953)

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of LP unit exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2019, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.7 million as of March 31, 2019. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of March 31, 2019, the Company consolidates nine ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 21 office buildings, two industrial properties, one condominium complex and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2019 and 2018 consist of the following:

($ in thousands except share amounts)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Basic Net income (loss) available for Class A common shareholders	$22,175	$50,875
Diluted Net income (loss) available for Class A common shareholders	$22,175	$50,875
Weighted average shares outstanding
Basic	104,259,549	95,187,316
Diluted	105,006,315	95,389,219

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2019 and 2018 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2019 and 2018, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three months ended March 31, 2019 and 2018, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three months ended March 31, 2019 and 2018, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three months ended March 31, 2019 and 2018, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

(In thousands except share amounts)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018(1)

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$22,175	$50,875
Denominator:
Weighted average number of shares of Class A common stock outstanding	104,259,549	95,187,316
Basic net income (loss) per share of Class A common stock	$0.21	$0.53

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$22,175	$50,875
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	—
Additional corporate tax (expense) benefit	—	—
Diluted net income (loss) attributable to Class A common shareholders	$22,175	$50,875
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	104,259,549	95,187,316
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	—
Incremental shares of unvested Class A restricted stock	746,766	201,903
Diluted weighted average number of shares of Class A common stock outstanding	105,006,315	95,389,219
Diluted net income (loss) per share of Class A common stock	$0.21	$0.53

(1)
For three months ended March 31, 2019 and 2018, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Three Months Ended March 31,
	2019	2018

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 with Respect to 2014 Performance	$—	$172
Annual Incentive Awards Granted in 2016 with Respect to 2015 Performance	132	322
Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance(1)	394	622
Other 2017 Restricted Stock Awards(1)	51	105
Annual Incentive Awards Granted in 2017 with Respect to 2017 Performance(1)	785	1,117
2018 Restricted Stock Awards	32	42
Other 2018 Restricted Stock Awards(1)	10	—
Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance(1)	9,814	—
2019 Restricted Stock Awards	62	—
Other Employee/Director Awards	12	20
Total Stock Based Compensation Expense	$11,292	$2,400

Phantom Equity Investment Plan	$802	$—
Ladder Capital Corp Deferred Compensation Plan	$—	$427
Bonus Expense	$6,785	$10,140

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris, our Chief Executive Officer.

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

Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance

For 2016 performance, management received stock-based incentive equity (the “Annual Restricted Stock Awards”). On February 18, 2017, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $10.2 million which represents 736,461 shares of restricted Class A common stock in connection with 2016 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. For other Management Grantees, 50% of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three-year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year (the “Catch-Up Provision”). If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met the Performance Target for the years ended December 31, 2018 and 2017.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris became fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. The Executive Retirement Eligibility Date for Pamela McCormack is December 8, 2019 (the “McCormack Retirement Eligibility Date”). For Management Grantees other than Harris and McCormack, the Executive Retirement Eligibility Date is February 11, 2019, when the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the respective Executive Retirement Eligibility Dates for each of the Management Grantees except Mr. Harris, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the Catch-Up Provision described above, regardless of continued employment with us our subsidiaries following the Executive Retirement Eligibility Date.

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

Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance

For 2018 performance, management received stock-based incentive equity. On February 18, 2019, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $11.7 million which represents 666,288 shares of restricted Class A common stock in connection with 2018 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. Having attained their Executive Retirement Eligibility Date, fifty percent of the annual awards (representing the portion of the Annual Restricted Stock Awards historically subject to time-based vesting) to Messrs. Fox, Harney, and Perelman was fully vested at grant and the remaining fifty percent of each of their Annual Restricted Stock Awards is subject to performance-based criteria. For Ms. McCormack, the vesting of her annual awards is the same as described for the Annual Restricted Stock Awards with respect to 2017 performance. Subject to the McCormack Retirement Eligibility Date, her time-vesting restricted stock will vest in three installments on each of February 18, 2020, February 18, 2021 and February 18, 2022, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock for the Management Grantees other than Mr. Harris will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2019, 2020 and 2021, respectively. The Catch-Up Provision applies to the performance vesting portion of this award.

The Company has elected to recognize the compensation expense related to the time-based vesting of the Annual Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period for the entire award. As such, the compensation expense related to the February 18, 2019 Annual Restricted Stock Awards to Management Grantees shall be recognized as follows:

1.	Compensation expense for stock granted to Brian Harris will be expensed immediately in accordance with the Harris Retirement Eligibility Date.

2.
Compensation expense for restricted stock subject to time-based vesting criteria granted to Pamela McCormack will be expensed 1/3 each year, for three years, on an annual basis in advance of the McCormack Retirement Eligibility Date.

3.
Having attained their Executive Retirement Eligibility Date, compensation expense for restricted stock subject to time-based vesting criteria granted to Messrs. Fox, Harney, and Perelman was fully vested at grant date.

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

On February 18, 2019, Restricted Stock Awards were granted to certain non-management employees (each, a “Non-Management Grantee”) with an aggregate value of $14.9 million which represents 849,087 shares of restricted Class A common stock in connection with 2018 compensation. Fifty percent of each Restricted Stock Award granted is subject to time-based vesting criteria, and the remaining 50% of each Restricted Stock Award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted to Non-Management Grantees will vest in three installments on February 18 of each of 2020, 2021 and 2022 subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2019, 2020 and 2021, respectively. The Catch-Up Provision applies to the performance vesting portion of this award. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these Restricted Stock Awards for the entire award on a straight-line basis over the requisite service period. As such, the compensation expense related to the February 18, 2019 Restricted Stock Awards to Non-Management Grantees shall be recognized 1/3 for the period February 18, 2019 through February 18, 2020, 1/3 for the period February 19, 2020 through February 18, 2021 and 1/3 for the period February 19, 2021 through February 18, 2022.

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

2019 Restricted Stock Awards

On February 18, 2019, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 25,626 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Other 2019 Restricted Stock Awards

On January 24, 2019, Management Grantees received a Restricted Stock Award with a grant date fair value of $11,328, representing 682 shares of restricted Class A common stock. These shares represent stock dividends paid on the number of shares subject to the 2016 options (had such shares been outstanding) and vest with the time-vesting 2016 options they are associated with, subject to the Retirement Eligibility Date of the respective member of management. Compensation expense shall be recognized on a straight-line basis over the requisite service period.

An equitable adjustment was also made to outstanding options in the first quarter of 2019 for the Company’s stock dividend paid on January 24, 2019. Those additional options are reflected in the chart below.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended March 31,
	2019		2018
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	1,541,683	$27,071	25,370	$375
Grants - Class A Common Stock (restricted) dividends	11,113	185	—	—
Stock Options	12,073	—	—	—

Amortization to compensation expense
Ladder compensation expense		(11,292)		(2,400)
Total amortization to compensation expense		$(11,292)		$(2,400)

The table below presents the number of unvested shares and outstanding stock options at March 31, 2019 and changes during 2019 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2018	1,118,194	982,135
Granted	1,552,114	12,073
Exercised		—
Vested	(1,102,027)
Forfeited	—	—
Expired		—
Nonvested/Outstanding at March 31, 2019	1,568,281	994,208

Exercisable at March 31, 2019		994,208

At March 31, 2019 there was $21.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 30 months, with a weighted-average remaining vesting period of 35 months.

The table below presents the number of unvested shares and outstanding stock options at March 31, 2018 and changes during 2018 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2017	1,252,365	982,135
Granted	25,370	—
Exercised		—
Vested	(117,777)
Forfeited	(11,169)	—
Expired		—
Nonvested/Outstanding at March 31, 2018	1,148,789	982,135

Exercisable at March 31, 2018		929,701

As of March 31, 2018 there was $12.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 35 months, with a weighted-average remaining vesting period of 25.3 months.

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

In the event that a participant elected to (or was required to) defer a portion of his or her compensation pursuant to the 2014 Deferred Compensation Plan, such amount was not paid to the participant and was instead credited to such participant’s notional account under the 2014 Deferred Compensation Plan. Such amounts were then invested on a phantom basis in Class A common stock of the Company, or the phantom units, and a participant’s account is credited with any dividends or other distributions received by holders of Class A common stock of the Company, which are subject to the same vesting and payment conditions as the applicable contributions. Elective contributions were immediately vested upon contribution. Mandatory contributions are subject to one-third vesting over a three-year period on a straight-line basis following the applicable year in which the related compensation was earned and mandatory contributions for compensation earned in 2016 and 2017 remain in the 2014 Deferred Compensation Plan, subject to vesting in 2019 and 2020, respectively.

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

As of March 31, 2019, there are 249,788 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 133,037 are unvested, resulting in a liability of $4.3 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2018, there were 380,662 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 130,389 are unvested, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 7, 2019, the board of directors of Ladder Capital Corp approved 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. During the three months ended March 31, 2019 and 2018, the Company recorded compensation expense of $6.8 million and $10.1 million, respectively, related to bonuses.

16. INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2015. As such, the Company’s income is generally not subject to U.S. Federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(6.0) million for the three months ended March 31, 2019. Current income tax expense (benefit) was $3.5 million for the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company’s net deferred tax assets (liabilities) were $(0.9) million and $2.3 million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $3.2 million for the three months ended March 31, 2019. Deferred income tax expense (benefit) included within the provision for income taxes was $0.4 million for the three months ended March 31, 2018. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2019, the Company has a deferred tax asset of $4.5 million relating to capital losses which it may only use to offset capital gains. These tax attributes will expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2019, the tax years 2015-2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In January 2019, a settlement was reached with New York State pertaining to an audit of these corporate entities for the years 2013-2015. As a result of the settlement, during the year ended December 31, 2018, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. Pursuant to the indemnification, management expects to recover $2.5 million of such amounts and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. As of May 8, 2019, the Company has collected $2.4 million of this receivable. The IRS and New York City have begun routine audits of the Company’s U.S. federal and city income tax returns for tax year 2014 and 2012-2014, respectively. The Company does not expect the audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of March 31, 2019 and December 31, 2018, the Company’s unrecognized tax benefit is a liability for $0.9 million and $0.8 million, respectively, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of March 31, 2019, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of March 31, 2019 and December 31, 2018, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of March 31, 2019, members of senior management have $0.8 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2019 and 2018, which is included in accrued expenses on the consolidated balance sheets.

On December 12, 2018, Ladder provided a $6.4 million first mortgage interest-only loan to a borrower affiliated with principals of Related to facilitate the acquisition of a gym facility and associated parking located in Woodbury, New York. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 12% interest in the borrowing entity and is a member of Ladder’s board of directors. For the three months ended March 31, 2019, the Company earned $0.1 million in interest income related to this loan.

On March 5, 2019, Ladder provided a $14.3 million first mortgage interest-only loan to a borrower affiliated with principals of Related to refinance a gym facility and associated parking located in Bloomfield Heights, Michigan. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 0.7% interest in the borrowing entity and is a member of Ladder’s board of directors. For the three months ended March 31, 2019, the Company earned $0.1 million in interest income related to this loan.

Firm Relationships

McDermott Will & Emery, of which Mr. Jeffrey B. Steiner, a member of the Company’s board of directors, is a Partner, provides legal services to the Company. During the three months ended March 31, 2019, the Company paid, or caused to be paid, to McDermott Will & Emery $0.2 million in fees for legal services. Mr. Steiner’s son, Andrew Steiner, is an associate at the Company; during the year ended December 31, 2019, his compensation from the Company exceeded $120,000. Andrew Steiner’s compensation and other benefits the year ended December 31, 2019 were comparable to those of other employees of the Company in similar positions and determined by the Company consistent with its compensation practices applicable to other similarly situated employees.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. There is no cumulative effect on retained earnings or other components of equity recognized as of January 1, 2019. As of March 31, 2019, the Company had a $3.3 million lease liability and a $3.2 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.6 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Unfunded Loan Commitments

As of March 31, 2019, the Company’s off-balance sheet arrangements consisted of $375.9 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2018, the Company’s off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended March 31, 2019
Interest income	$73,152	$13,119	$8	$187		$86,466
Interest expense	(14,756)	(2,488)	(8,882)	(25,122)		(51,248)
Net interest income (expense)	58,396	10,631	(8,874)	(24,935)		35,218
Provision for loan losses	(300)	—	—	—		(300)
Net interest income (expense) after provision for loan losses	58,096	10,631	(8,874)	(24,935)		34,918

Operating lease income	—	—	28,921	—		28,921
Sale of loans, net	7,079	—	—	—		7,079
Realized gain (loss) on securities	—	2,865	—	—		2,865
Unrealized gain (loss) on equity securities	—	2,078	—	—		2,078
Unrealized gain (loss) on Agency interest-only securities	—	11	—	—		11
Realized gain on sale of real estate, net	—	—	4	—		4
Impairment of real estate	—	—	(1,350)	—		(1,350)
Fee and other income	3,310	403	7	965		4,685
Net result from derivative transactions	(5,198)	(5,836)	—	—		(11,034)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	959	—		959
Gain (loss) on extinguishment of debt	—	—	(1,070)	—		(1,070)
Total other income (loss)	5,191	(479)	27,471	965		33,148

Salaries and employee benefits	—	—	—	(23,574)		(23,574)
Operating expenses	—	—	—	(5,403)	(3)	(5,403)
Real estate operating expenses	—	—	(5,474)	—		(5,474)
Real estate acquisition costs						—
Fee expense	(1,194)	(100)	(418)	—		(1,712)
Depreciation and amortization	—	—	(10,202)	(25)		(10,227)
Total costs and expenses	(1,194)	(100)	(16,094)	(29,002)		(46,390)

Income Tax (expense) benefit	—	—	—	2,854		2,854
Segment profit (loss)	$62,093	$10,052	$2,503	$(50,118)		$24,530

Total assets as of March 31, 2019	$3,489,582	$1,619,128	$1,099,838	$316,871		$6,525,419

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended March 31, 2018
Interest income	$70,009	$8,014	$5	$178		$78,206
Interest expense	(13,566)	(856)	(7,854)	(22,437)		(44,713)
Net interest income (expense)	56,443	7,158	(7,849)	(22,259)		33,493
Provision for loan losses	(3,000)	—	—	—		(3,000)
Net interest income (expense) after provision for loan losses	53,443	7,158	(7,849)	(22,259)		30,493

Operating lease income	—	—	28,137	—		28,137
Sale of loans, net	4,888	—	—	—		4,888
Realized gain (loss) on securities	—	(1,099)	—	—		(1,099)
Unrealized gain (loss) on Agency interest-only securities	—	204	—	—		204
Realized gain on sale of real estate, net	—	—	31,010	—		31,010
Fee and other income	3,063	—	1,782	1,407		6,252
Net result from derivative transactions	6,889	8,070	—	—		14,959
Earnings (loss) from investment in unconsolidated joint ventures	—	—	52	—		52
Gain (loss) on extinguishment of debt	(69)	—	—	—		(69)
Total other income (loss)	14,771	7,175	60,981	1,407		84,334

Salaries and employee benefits	—	—	—	(17,096)		(17,096)
Operating expenses	86	—	—	(5,634)	(3)	(5,548)
Real estate operating expenses	—	—	(8,817)	—		(8,817)
Fee expense	(616)	(110)	(117)	—		(843)
Depreciation and amortization	—	—	(10,804)	(19)		(10,823)
Total costs and expenses	(530)	(110)	(19,738)	(22,749)		(43,127)

Income Tax (expense) benefit	—	—	—	(3,902)		(3,902)
Segment profit (loss)	$67,684	$14,223	$33,394	$(47,503)		$67,798

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $93.8 million and $40.4 million as of March 31, 2019 and December 31, 2018, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $57.9 million as of March 31, 2019 and December 31, 2018, respectively, the Company’s deferred tax asset (liability) of $(0.9) million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively and the Company’s senior unsecured notes of $1.2 billion as of March 31, 2019 and December 31, 2018.

(3)	Includes $2.5 million and $2.9 million of professional fees as of March 31, 2019 and 2018, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Committed Loan Repurchase Facilities

On May 1, 2019, the Company amended the pricing side letter related to one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the initial term of the facility to March 26, 2020.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $23.2 billion of commercial real estate loans from our inception through March 31, 2019. During this timeframe, we also acquired $11.0 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.7 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2019, we originated $15.7 billion of conduit loans, $15.5 billion of which were sold into 60 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2019, we had $6.5 billion in total assets and $1.6 billion of total equity. Our assets included $3.5 billion of loans, $1.6 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of March 31, 2019, we had $1.2 billion of unsecured debt financing outstanding. This unsecured financing was comprised of $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”), and there were no borrowings outstanding under our $266.4 million Revolving Credit Facility.

In addition, as of March 31, 2019, we had $3.6 billion of secured debt financing outstanding. This financing was comprised of $1.3 billion of financing from the Federal Home Loan Bank (the “FHLB”), $705.3 million of committed secured term repurchase agreement financing, $324.8 million of other securities financing, $739.5 million of third-party, non-recourse mortgage debt and $497.3 million of collateralized loan obligation (“CLO”) debt and $2.4 million of participation financing - mortgage loan receivable.

As of March 31, 2019, we had $2.4 billion of committed, undrawn total funding capacity available, consisting of $266.4 million of availability under our $266.4 million Revolving Credit Facility, $654.3 million of undrawn committed FHLB financing and $1.4 billion of other undrawn committed financings. As of March 31, 2019, our debt-to-equity ratio was 2.9:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of March 31, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2019, our management team and directors held interests in our Company comprising 11.3% of our total equity. On average, our management team members have 25 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer is an additional officer of Ladder. We employ 72 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Committed Loan Repurchase Facilities

On May 1, 2019, the Company amended the pricing side letter related to one of its committed loan repurchase facilities with a major banking institution, providing for, among other things, the extension of the initial term of the facility to March 26, 2020.

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

	March 31, 2019		December 31, 2018
Loans
Balance sheet loans:
Balance sheet first mortgage loans	3,159,154	48.4%	3,170,788	50.5%
Other commercial real estate-related loans	143,599	2.2%	147,602	2.4%
Mortgage loans transferred but not considered sold	15,504	0.2%	—	—%
Provision for loan losses	(18,200)	(0.3)%	(17,900)	(0.3)%
Total balance sheet loans	3,300,057	50.5%	3,300,490	52.6%
Conduit first mortgage loans	189,525	2.9%	182,439	2.9%
Total loans	3,489,582	53.4%	3,482,929	55.5%
Securities
CMBS investments	1,535,210	23.6%	1,308,331	20.8%
U.S. Agency Securities investments	36,158	0.6%	36,374	0.6%
Corporate bonds	36,609	0.6%	53,871	0.9%
Equity securities	11,151	0.2%	11,550	0.2%
Total securities	1,619,128	25.0%	1,410,126	22.5%
Real Estate
Real estate and related lease intangibles, net	1,005,997	15.4%	998,022	15.9%
Total real estate	1,005,997	15.4%	998,022	15.9%
Other Investments
Investments in and advances to unconsolidated joint ventures	93,841	1.4%	40,354	0.6%
FHLB stock	61,619	0.9%	57,915	0.9%
Total other investments	155,460	2.3%	98,269	1.5%
Total investments	6,270,167	96.1%	5,989,346	95.4%
Cash, cash equivalents and restricted cash	125,233	1.9%	98,450	1.6%
Other assets	130,019	2.0%	185,076	3.0%
Total assets	$6,525,419	100.0%	$6,272,872	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2019, we held a portfolio of 151 balance sheet first mortgage loans with an aggregate book value of $3.2 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.9% at March 31, 2019.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2019, we held a portfolio of 29 other commercial real estate-related loans with an aggregate book value of $143.6 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.3% at March 31, 2019.

Mortgage Loans Transferred But Not Considered Sold. We sell certain loans into securitizations; however, for a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership; the purchaser must have the right to pledge or sell the assets transferred; and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s combined consolidated balance sheets and the sale proceeds are recognized as a liability. As of March 31, 2019, our portfolio included one of these loans with an aggregate book value of $15.5 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 52.9% at March 31, 2019.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in our conduit first mortgage loans or sell conduit first mortgage loans as whole loans. From our inception in 2008 through March 31, 2019, we have originated and funded $15.7 billion of conduit first mortgage loans and securitized $15.5 billion of such mortgage loans in 60 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017, nine securitizations in 2018 and one securitization in 2019. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of March 31, 2019, we held 13 first mortgage loans that were available for contribution into a securitization with an aggregate book value of $189.5 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 60.4% at March 31, 2019. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of March 31, 2019 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company. As of March 31, 2019, the estimated fair value of our portfolio of CMBS investments totaled $1.5 billion in 173 CUSIPs ($8.9 million average investment per CUSIP). As of March 31, 2019, included in the $1.5 billion of CMBS securities are $12.6 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 85.3% AAA/Aaa-rated securities and 14.6% of other investment grade-rated securities, including 11.7% rated AA/Aa, 1.7% rated A/A and 1.2% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2019, our CMBS investments had a weighted average duration of 2.5 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2019, by property count and market value, respectively, 52.0% and 77.6% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.0% and 38.3%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 6.9% by property count and 0.0% to 8.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of March 31, 2019, the estimated fair value of our portfolio of U.S. Agency Securities was $36.2 million in 20 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 1.9 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2019, by market value, 76.3% and 18.7% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2019 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including but not limited to debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $20.0 million. As of March 31, 2019, the estimated fair value of our portfolio of debt securities was $36.6 million in two CUSIPs ($18.3 million average investment per CUSIP), with a weighted average duration of 4.7 years.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of March 31, 2019, the estimated fair value of our portfolio of equity securities was $11.2 million in two CUSIPs ($5.6 million average investment per CUSIP).

Real Estate

Commercial Real Estate Properties.  As of March 31, 2019, we owned 145 single tenant net leased properties with an aggregate book value of $669.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2019, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 15.1 years and a weighted average remaining lease term of 13.1 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of March 31, 2019, we owned 70 diversified commercial real estate properties with an aggregate book value of $331.2 million. Through separate joint ventures, we owned a 40 property student housing portfolio in Isla Vista, CA with a book value of $83.4 million and an occupancy rate of 100.0%, a portfolio of 12 office buildings in Richmond, VA with a book value of $76.7 million with an 90.3% occupancy rate, an apartment complex in Miami, FL with a book value of $36.0 million and an occupancy rate of 93.2%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $24.1 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.5 million and an 80.0% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $11.0 million and a 81.2% occupancy rate, a two-story office building in Grand Rapids, MI with a book value of $8.3 million and a 100.0% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $5.0 million. We also own a single-tenant office building in Ewing, NJ with a book value of $27.9 million, a hotel in Omaha, NE with a book value of $18.1 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.1 million, a single-tenant two-story office building in Wayne, NJ with a book value of $5.6 million, a shopping center in Carmel, NY with a book value of $6.2 million and a 44.4% occupancy rate, and an office building in Peoria, IL with a book value of $3.2 million and a 50.8% occupancy rate.

Residential Real Estate.  We sold no condominium units at Veer Towers in Las Vegas, NV, during the three months ended March 31, 2019. As of March 31, 2019, we owned one residential condominium unit at Veer Towers in Las Vegas, NV with a book value of $0.4 million through a joint venture, and we expect to complete the sale of this remaining unit in 2019. As of March 31, 2019, there were no condominium units under contract for sale. As of March 31, 2019, the remaining condominium unit we hold is not rented or occupied.

We sold six condominium units at Terrazas River Park Village in Miami, FL, during the three months ended March 31, 2019, generating aggregate gains on sale of $0.2 million. As of March 31, 2019, we owned 16 residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $4.6 million, and we intend to sell these remaining units in less than 21 months. As of March 31, 2019, five condominium units were under contract for sale with a book value of $1.2 million. As of March 31, 2019, the remaining condominium units we hold were 77.2% rented and occupied. During the three months ended March 31, 2019, the Company recorded $0.1 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of March 31, 2019 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Trenton, MO	02/26/19	$1,164	2019	12/31/33	9,100	$1,222	$—	$1,222	$84	100.0%
Houghton Lake, MI	02/26/19	1,242	2018	12/31/33	9,100	1,300	—	1,300	90	100.0%
Pelican Rapids, MN	12/26/18	1,195	2018	10/31/33	9,100	1,251	—	1,251	87	100.0%
Carthage, MO	12/26/18	1,099	2018	10/31/33	7,489	1,160	—	1,160	80	100.0%
Bolivar, MO	12/26/18	1,175	2018	10/31/33	9,026	1,235	—	1,235	85	100.0%
Pinconning, MI	12/06/18	1,235	2018	9/30/33	9,026	1,284	953	331	90	100.0%
New Hampton, IA	11/30/18	1,317	2018	9/30/33	9,002	1,460	1,018	442	96	100.0%
Ogden, IA	10/03/18	1,137	2018	7/31/33	7,489	1,172	857	315	82	100.0%
Moscow Mills, MO	04/12/18	1,237	2018	1/31/33	9,026	1,276	992	284	90	100.0%
Foley, MN	04/12/18	1,176	2018	1/1/33	7,489	1,199	884	315	85	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Wonder Lake, IL	04/12/18	1,256	2017	7/31/32	9,100	1,289	943	346	91	100.0%
Kirbyville, MO	04/02/18	1,156	2018	1/31/33	9,026	1,185	870	315	84	100.0%
Gladwin, MI	04/02/18	1,171	2017	1/31/33	9,026	1,210	884	326	85	100.0%
Rockford, MN	12/08/17	1,195	2017	10/31/32	9,002	1,187	885	302	87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,257	933	324	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,236	916	320	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,208	950	258	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,338	1,019	319	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,301	988	313	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,272	951	321	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,167	905	262	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,235	956	279	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,290	971	319	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	133,977	83,348	50,629	7,403	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,177	869	308	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,134	890	244	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,164	871	293	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,295	999	296	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,199	910	289	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,368	1,107	261	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,335	1,008	327	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,405	4,916	1,489	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,202	917	285	87	100.0%
Lamar, MO	07/22/16	1,175	2016	5/31/31	9,100	1,153	907	246	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,249	951	298	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,146	951	195	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,385	1,057	328	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,294	1,022	272	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,102	865	237	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,208	929	279	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,223	1,007	216	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,343	1,022	321	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,297	986	311	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,182	948	234	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,060	889	171	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	960	785	175	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,154	963	191	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,150	926	224	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,280	1,052	228	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,427	1,134	293	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,325	1,124	201	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,281	1,037	244	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,122	943	179	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,341	1,085	256	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,168	836	332	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,109	773	336	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,100	819	281	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,155	7,972	3,183	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,280	897	383	93	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	4,995	3,633	1,362	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,235	8,821	3,414	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,180	819	361	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,049	784	265	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,036	740	296	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,274	904	370	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,065	740	325	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,149	932	217	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,269	1,003	266	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,023	823	200	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,079	862	217	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	1,001	706	295	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,098	769	329	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,173	815	358	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,399	4,700	1,699	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,163	821	342	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,138	821	317	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,510	6,523	1,987	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,069	789	280	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,234	865	369	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,159	855	304	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,116	822	294	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	947	697	250	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,294	908	386	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	986	717	269	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	891	629	262	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,059	779	280	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,019	746	273	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	996	733	263	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,103	785	318	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	977	720	257	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,094	804	290	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	835	649	186	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	10,030	8,923	1,107	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,645	4,562	1,083	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,585	3,707	878	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,726	3,829	897	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	24,398	18,603	5,795	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,147	893	254	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	968	768	200	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	910	722	188	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,677	5,666	2,011	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	7,867	6,411	1,456	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,363	2,797	566	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	15,733	12,816	2,917	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,447	11,689	2,758	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,459	8,334	2,125	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,238	7,788	1,450	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,188	7,576	1,612	642	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,629	7,102	1,527	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,555	5,093	2,462	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,771	3,063	708	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,338	3,912	426	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	2,948	2,485	463	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	27,932	22,825	5,107	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	6,578	5,683	895	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,707	2,982	725	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,184	3,237	947	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	9/30/32	14,820	4,337	3,309	1,028	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/32	14,820	3,875	2,938	937	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/33	14,550	5,042	3,870	1,172	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	3/30/32	14,550	4,372	3,439	933	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/37	14,820	5,799	4,538	1,261	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/33	14,550	4,750	3,801	949	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/31	15,371	4,173	3,052	1,121	300	100.0%
Wichita, KS	12/14/12	7,200	2012	12/31/32	73,322	5,664	4,756	908	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	8/31/32	103,680	21,989	18,825	3,164	2,256	100.0%
Vineland, NJ	09/21/12	22,507	2003	8/31/32	115,368	16,929	13,832	3,097	1,695	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	8/31/32	116,620	15,002	12,428	2,574	1,523	100.0%
Waldorf, MD	09/21/12	18,803	1999	8/31/32	115,660	15,040	11,556	3,484	1,416	100.0%
Mooresville, NC	09/21/12	17,644	2000	8/31/32	108,528	12,942	10,843	2,099	1,329	100.0%
Sennett, NY	09/21/12	7,476	1996	8/31/32	68,160	5,400	4,696	704	641	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	915	813	102	98	100.0%
Orange City, FL	05/23/12	1,317	2011	4/30/27	9,026	974	798	176	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	761	719	42	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	6/30/34	13,650	4,245	3,391	854	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,178	5,304	874	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,261	5,160	1,101	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	3/22/32	14,820	5,623	4,571	1,052	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/29/31	85,188	11,585	11,076	509	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/32	14,820	3,225	2,585	640	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	1/31/33	14,691	4,037	3,150	887	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	10/31/32	14,752	4,531	3,534	997	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/33	13,434	4,414	3,324	1,090	417	100.0%
Elkton, MD	07/27/10	4,872	2008	10/31/33	13,706	3,819	2,988	831	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/33	14,820	3,835	2,958	877	362	100.0%
Total Net Leased		739,924			5,204,471	669,839	505,024	164,815	49,925

Diversified
Omaha, NE	02/27/19	18,200	1969	N/A(5)	108,555	18,126	—	18,126	—	100.0%
Isla Vista, CA	05/01/18	83,442	2005	7/2/19(6)	117,324	83,369	68,981	14,388	6,586	75.0%	(8)
Lithia Springs, GA	03/08/18	24,466	2005	N/A(7)	617,969	24,117	17,925	6,192	—	70.6%	(8)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,129	6,030	4,099	675	100.0%
Miami, FL	08/31/17	38,145	1987	9/30/18(8)	166,176	36,010	—	36,010	3,919	80.0%	(8)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,165	—	3,165	1,663	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	27,872	21,770	6,102	1,999	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,250	—	6,250	463	100.0%
Wayne, NJ	06/24/15	9,700	1980	7/31/27	56,387	5,619	—	5,619	1,184	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Grand Rapids, MI	06/18/15	9,731	1963	6/30/24	97,167	8,285	7,209	1,076	875	97.0%	(8)
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	5,032	4,862	170	572	97.0%	(8)
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,484	15,672	(188)	2,598	77.5%	(8)
Richmond, VA	06/07/13	118,406	1984	4/30/21	994,040	76,733	73,957	2,776	12,252	77.5%	(8)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	10,964	18,070	(7,106)	4,235	90.0%	(8)
Total Diversified		395,542			3,224,545	331,155	234,476	96,679	37,021

Condominium
Miami, FL	11/21/13	80,000	2010		(10)	4,582	—	4,582	354	100.0%	(11)
Las Vegas, NV	12/20/12	119,000	2006		(12)	421	—	421	—	98.8%	(8)(13)
Total Condominium		199,000			—	5,003	—	5,003	354
Total		$1,334,466			8,429,016	$1,005,997	$739,500	$266,497	$87,300

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2019. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	Property is a hotel.

(6)	40 property student housing portfolio with 73 leaseable units with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(7)	Property was acquired with no lease in place.

(8)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(9)	This is an apartment complex with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(10)	16 remaining condominium units. As of March 31, 2019, five condominium units were under contract for sale with a book value of $1.2 million.

(11)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(12)	One remaining condominium unit. There were no condominium units under contract for sale as of March 31, 2019.

(13)	We own, through a majority-owned joint venture with an operating partner, a residential condominium unit. The joint venture intends to sell this unit.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2019, Grace Lake LLC owned an office building campus with a carrying value of $56.4 million, which is net of accumulated depreciation of $28.1 million, that is financed by $66.1 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of March 31, 2019, the book value of our investment in Grace Lake LLC was $2.7 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an Operating Partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY.

During the three months ended March 31, 2019, the Company converted its existing $35.0 million common equity interest into a $35.0 million priority preferred equity position. The Company also provided $50.4 million in first mortgage financing in order to refinance the existing $48.1 million first mortgage construction loan which was made by another lending institution. In addition to the new $50.4 million first mortgage loan, the Company also funded a $6.5 million mezzanine loan for use in completing the project. The Operating Partner must fully fund any and all additional capital for necessary expenses.

Due to the Company’s non-controlling equity interest in 24 Second Avenue, the Company accounts for the new loans as additional investments in the joint venture.

As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction and all certificates of occupancy for the units in 2019. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of March 31, 2019, 24 Second Avenue had sold one residential condominium unit for $1.0 million in sales proceeds and 15 residential condominium units were under contract for sale for $43.3 million in sales proceeds. As of March 31, 2019, 24 Second Avenue is holding a 10% - 15% deposit on each sales contract. Subsequent to March 31, 2019, the Company sold three residential condominium units for $6.2 million in sales proceeds. As of March 31, 2019, the Company had no remaining additional capital commitment to 24 Second Avenue. As of March 31, 2019, the book value of the Company’s investment in 24 Second Avenue was $91.2 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of March 31, 2019, the book value of our investment in FHLB Stock was $61.6 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.8 billion at March 31, 2019, a $266.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of March 31, 2019, there was $611.4 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of March 31, 2019, we had total outstanding balances of $418.7 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of March 31, 2019, we had outstanding balances of $739.5 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.3 billion of borrowings from the FHLB outstanding at March 31, 2019. As of March 31, 2019, we also had a $266.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of March 31, 2019, our debt-to-equity ratio was 2.9:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of March 31, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by stable demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. More than $1.9 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward. Somewhat offsetting these positive macro market factors is the yield curve's flattening trend which may reflect a market anticipating slower economic growth in the future.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable and favorable credit spread environment. Although spreads continued to tighten into the beginning of 2018, they mostly widened during the rest of the year. Still, the U.S. CMBS new issuance market was active in 2018, with issuance totaling $77.0 billion during the year, a decrease of 12.3% compared to 2017, but an increase of 11.4% compared to 2016. Spreads in 2019 have generally tightened since the end of 2018. During the first quarter of 2019, U.S. CMBS new issuance totaled $16.5 billion.

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

Reflected in all of these lending and financing capabilities that Ladder applies in its daily operations is its ability to underwrite commercial real estate debt and equity investments and efficiently shift capital among mortgage loans, securities, and real estate investments. Underwriting commercial real estate credit risk is Ladder’s core strength—and Ladder expresses its view of the commercial real estate market and of specific investment opportunities within it by making loans, investing in debt securities, and acquiring real estate—constantly fine-tuning that mix of investments in an ongoing effort to optimize risk adjusted returns on equity.

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Investment overview

Investment activity in the three months ended March 31, 2019 focused on loan, security and real estate activities. We originated and funded $399.7 million in principal value of commercial mortgage loans in the three months ended March 31, 2019. We acquired $432.9 million of new securities, which was offset by $214.7 million of sales and $24.2 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $209.0 million during the three months ended March 31, 2019. We also invested $20.6 million in real estate and received proceeds from the sale of real estate of $1.7 million.

Investment activity in the three months ended March 31, 2018 focused on loan, security and real estate activities. We originated and funded $967.5 million in principal value of commercial mortgage loans in the three months ended March 31, 2018. We acquired $135.1 million of new securities, which was offset by $122.4 million of sales and $3.0 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $6.4 million during the three months ended March 31, 2018. We also invested $24.5 million in real estate and received proceeds from the sale of real estate of $96.8 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $22.2 million for the three months ended March 31, 2019, compared to $50.9 million for the three months ended March 31, 2018. The most significant drivers of the $28.7 million decrease are as follows:

•
a decrease in total other income (loss) of $51.2 million, primarily as a result of a $31.0 million decrease in realized gain on sale of real estate, net, a $26.0 million decrease in net results from derivative transactions, partially offset by a $4.0 million increase in realized gain (loss) on securities;

•
an increase in net interest income of $1.7 million, primarily as a result of higher average loan balances and higher interest expense primarily attributable to the increase in LIBOR rates throughout 2018, partially offset by the decrease in the average yield on the securities portfolio year-over-year;

•	decrease in provision for loan losses of $(2.7) million, primarily as a result of a $2.7 million loan-specific loss provision recorded on two of the Company’s loans further discussed below;

•
an increase in total costs and expenses of $3.3 million compared to the prior year, primarily as a result of a $6.5 million increase in salaries and employee benefits, partially offset by a $3.3 million decrease in real estate operating expenses; and

•
a decrease in income tax expense (benefit) of $(6.8) million compared to the prior year, primarily attributable to a significant decrease to income in our TRSs related to derivative losses and substantially reduced condominium sales, a result of decreased inventory as we sell the remaining available units.

Core earnings, a non-GAAP financial measure, totaled $46.9 million for the three months ended March 31, 2019, compared to $63.8 million for the three months ended March 31, 2018. The significant components of the $16.9 million decrease in core earnings are a decrease in realized gain on the sale of real estate, net of $31.4 million, a decrease in net results from derivative transactions of $8.8 million, partially offset by an increase of $4.0 million in gain (loss) on securities, an increase in net interest income of $4.4 million, a decrease in real estate operating expenses of $3.3 million and a decrease in salaries and employee benefits of $2.5 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $86.5 million for the three months ended March 31, 2019, compared to $78.2 million for the three months ended March 31, 2018. The $8.3 million increase in interest income was primarily attributable to the increase in LIBOR rates throughout 2018, partially offset by the investment mix composition with lower yields on securities investments versus yields higher yields on loan investments. For the three months ended March 31, 2019, securities investments averaged $1.5 billion and loan investments averaged $3.6 billion. For the three months ended March 31, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.7 billion. There was a $112.9 million decrease in loan investments, offset by a $437.2 million increase in securities investments.

Interest expense totaled $51.2 million for the three months ended March 31, 2019, compared to $44.7 million for the three months ended March 31, 2018. The $6.5 million increase in interest expense was primarily attributable to an increase in LIBOR rates throughout 2018, a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing. Our interest expense related to mortgage loan financing increased by $0.9 million from $8.4 million for the three months ended March 31, 2018 to $9.3 million for the three months ended March 31, 2019, primarily as a result of our increase in average outstanding mortgage loan financing of $741.0 million for the three months ended March 31, 2019 compared to $691.8 million for the three months ended March 31, 2018 and the increase in the average cost of financing.

Net interest income after provision for loan losses totaled $34.9 million for the three months ended March 31, 2019, compared to $30.5 million for the three months ended March 31, 2018. The $4.4 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income discussed above, offset by the increase in interest expense discussed above and the decrease in our provision for loan losses discussed below.

Cost of funds, a non-GAAP financial measure, totaled $51.0 million for the three months ended March 31, 2019, compared to $47.6 million for the three months ended March 31, 2018. The $3.4 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of March 31, 2019, the weighted average yield on our mortgage loan receivables was 7.6%, compared to 7.2% as of March 31, 2018 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of March 31, 2019, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.1%, compared to 3.3% as of March 31, 2018. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2018 to March 31, 2019 was primarily due to higher prevailing market borrowing rates. As of March 31, 2019, we had outstanding borrowings secured by our mortgage loan receivables equal to 44.6% of the carrying value of our mortgage loan receivables, compared to 49.3% as of March 31, 2018.

As of March 31, 2019, the weighted average yield on our real estate securities was 3.3%, compared to 3.0% as of March 31, 2018. As of March 31, 2019, the weighted average interest rate on borrowings against our real estate securities was 2.9%, compared to 2.0% as of March 31, 2018. The increase in the rate on borrowings against our real estate securities from March 31, 2018 to March 31, 2019 was primarily due to higher prevailing market borrowing rates. As of March 31, 2019, we had outstanding borrowings secured by our real estate securities equal to 78.2% of the carrying value of our real estate securities, compared to 83.4% as of March 31, 2018.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2019, the weighted average interest rate on mortgage borrowings against our real estate was 5.1%, compared to 4.9% as of March 31, 2018. As of March 31, 2019, we had outstanding borrowings secured by our real estate equal to 73.5% of the carrying value of our real estate, compared to 69.7% as of March 31, 2018.

Provision for loan losses

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

We determined that a provision expense for loan losses of $0.3 million was required for the three months ended March 31, 2019. The provision consisted of a portfolio-based, general reserve of $0.3 million for expected losses over the remaining portfolio of mortgage loan receivables held for investment. We determined that a provision expense for loan losses of $3.0 million was required for the three months ended March 31, 2018. This provision consisted of a portfolio-based, general reserve of $0.3 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment and an asset-specific reserve of $2.7 million relating to two of the Company’s loans. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 4 Mortgage Loan Receivables to the consolidated financial statements. The decrease of $2.7 million in the provision expense compared to the prior year directly relates to the asset-specific reserve recorded in the three months ended March 31, 2018.

Operating lease income

Operating lease income totaled $28.9 million for the three months ended March 31, 2019, compared to $28.1 million for the three months ended March 31, 2018. The increase of $0.8 million was primarily attributable to the timing of the real estate sales during each quarter and real estate purchases subsequent to March 31, 2018. Tenant recoveries are included in operating lease income.

Sales of loans, net

We recorded $7.1 million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended March 31, 2019, compared to $4.9 million for the three months ended March 31, 2018, an increase of $2.2 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. In the three months ended March 31, 2019, we participated in one securitization transaction, transferring 14 loans with an aggregate outstanding principal balance of $169.7 million. In the three months ended March 31, 2018, we participated in two securitization transactions, transferring 28 loans with an aggregate outstanding principal balance of $436.5 million. In addition, in the three months ended March 31, 2018, we recorded $0.5 million of realized losses on loans related to lower of cost or market adjustments compared to none in the three months ended March 31, 2019. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $5.9 million income (loss) from sales of securitized loans, net of hedging for the three months ended March 31, 2019, compared to $11.9 million income from sales of securitized loans, net of hedging for the three months ended March 31, 2018, due to a decrease in the aggregate outstanding principal balance of loans sold, period over period and increasing competition in the market and lower prevailing lending credit spreads for conduit loans.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $2.9 million for the three months ended March 31, 2019, compared to $(1.1) million for the three months ended March 31, 2018, a $4.0 million increase. Included in realized gain (loss) on securities are $(1.0) million of other than temporary impairments on securities for the three months ended March 31, 2018, compared to none for the three months ended March 31, 2019. For the three months ended March 31, 2019, we sold $214.7 million of securities, comprised of $190.2 million of CMBS, $20.1 million of corporate bonds and $4.4 million of equity securities. For the three months ended March 31, 2018, we sold $126.6 million of CMBS securities. The increase reflects lower margin on sale of securities in 2019 as compared to 2018 and due to the increase in interest rates throughout 2018 and no other than temporary impairments on securities recorded during the three months ended March 31, 2019.

Unrealized gain (loss) on equity securities

Unrealized gain (loss) on equity securities represented a gain of $2.1 million for the three months ended March 31, 2019, compared to none for the three months ended March 31, 2018. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $11 thousand for the three months ended March 31, 2019, compared to a gain of $0.2 million for the three months ended March 31, 2018. The negative change of $0.2 million in unrealized gain (loss) on Agency interest-only securities was due to the increase in interest rates throughout 2018. Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Realized gain on sale of real estate, net

For the three months ended March 31, 2019, income from sales of real estate, net totaled $4 thousand compared to $31.0 million for the three months ended March 31, 2018. The decrease of $31.0 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended March 31, 2019 and 2018, we sold no single-tenant net leased properties.

During the three months ended March 31, 2019, we sold no diversified commercial real estate properties. During the three months ended March 31, 2018, we sold two diversified commercial real estate properties, resulting in a net gain on sale of $28.8 million.

During the three months ended March 31, 2019, income from sales of residential condominiums totaled $0.2 million. We sold six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million. During the three months ended March 31, 2018, income from sales of residential condominiums totaled $1.6 million. We sold two residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.1 million, and eight residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.5 million.

Impairment of real estate

Impairment of real estate of $1.4 million for the three months ended March 31, 2019 is attributable to a single-tenant two-story office building in Wayne, NJ. See Note 6, Real Estate and Related Lease Intangibles, Net and Note 9, Fair Value of Financial Instruments for further detail. There was no impairment of real estate for the three months ended March 31, 2018.

Fee and other income

Fee and other income totaled $4.7 million for the three months ended March 31, 2019, compared to $6.3 million for the three months ended March 31, 2018. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $1.6 million decrease in fee and other income year-over-year was primarily due to a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $11.0 million for the three months ended March 31, 2019, which was comprised of an unrealized gain of $2.5 million and a realized loss of $13.5 million, compared to a gain of $15.0 million which was comprised of an unrealized gain of $1.8 million and a realized gain of $13.2 million, for the three months ended March 31, 2018, a negative change of $26.0 million. The derivative positions that generated these results were a combination of futures, interest rate swaps, and credit derivatives that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2019 was primarily related to the movement in interest rates during the three months ended March 31, 2019. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $1.0 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018. Earnings from our investment in Grace Lake JV totaled $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.5 million and $(0.2) million for the three months ended March 31, 2019 and 2018, respectively. The loss for the three months ended March 31, 2018 is due to a negative return related to upfront sales costs on the investment. The gain in the three months ended March 31, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 7, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (loss) on extinguishment/defeasance of debt

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the three months ended March 31, 2019. There was a $(0.1) million gain (loss) on extinguishment/defeasance of debt for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million. During the three months ended March 31, 2018 the Company retired $5.9 million of principal of the CLO debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $0.1 million net loss on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $23.6 million for the three months ended March 31, 2019, compared to $17.1 million for the three months ended March 31, 2018. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $6.5 million in compensation expense was primarily attributable to an increase in equity based compensation expense, partially offset by a decrease in bonus expense.

Operating expenses

Operating expenses totaled $5.4 million for the three months ended March 31, 2019, compared to $5.5 million for the three months ended March 31, 2018. Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease of $0.1 million was primarily related to a decrease in professional fees, partially offset by an increase in other operating expenses.

Real estate operating expenses

Real estate operating expenses totaled $5.5 million for the three months ended March 31, 2019, compared to $8.8 million for the three months ended March 31, 2018. The decrease of $3.3 million in real estate operating expenses primarily relates to the decrease in real estate in 2018 and a decrease in operating expenses for condominium properties.

Fee expense

Fee expense totaled $1.7 million for the three months ended March 31, 2019, compared to $0.8 million for the three months ended March 31, 2018. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.9 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables and an increase in servicing fees related to our mortgage loan receivables held for investment, net, at amortized cost.

Depreciation and amortization

Depreciation and amortization totaled $10.2 million for the three months ended March 31, 2019, compared to $10.8 million for the three months ended March 31, 2018. The $0.6 million decrease in depreciation and amortization is was primarily attributable to the timing the real estate sales during each quarter.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax expense (benefit) totaled $(2.9) million for the three months ended March 31, 2019, compared to $3.9 million for the three months ended March 31, 2018. The decrease of $6.8 million is primarily attributable to a significant decrease to income in our TRSs related to derivative losses and substantially reduced condominium sales, a result of decreased inventory as we sell the remaining available units.

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

As of March 31, 2019, we had unrestricted cash and cash equivalents of $45.2 million, unencumbered loans of $1.2 billion, unencumbered securities of $211.0 million, unencumbered real estate of $80.3 million and $461.0 million of other assets not secured by any portion of secured indebtedness, including the net equity in consolidated VIEs.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.8 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $3.2 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at March 31, 2019.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $45.2 million and $67.9 million at March 31, 2019 and December 31, 2018, respectively. We held restricted cash of $80.1 million and $30.6 million at March 31, 2019 and December 31, 2018, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $125.2 million and $98.5 million at March 31, 2019 and December 31, 2018, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $(22.0) million and $(65.1) million during the three months ended March 31, 2019 and 2018, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $43.1 million increase in cash generated from operations for the three months ended March 31, 2019, compared to the three months ended 2018.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2019 and December 31, 2018 are set forth in the table below ($ in thousands):

	March 31, 2019	December 31, 2018

Committed loan repurchase facilities	$611,406	$497,531
Committed securities repurchase facility	93,849	—
Uncommitted securities repurchase facilities	324,827	166,154
Total repurchase facilities	1,030,082	663,685
Mortgage loan financing(1)	739,500	743,902
CLO debt(2)	497,334	601,543
Participation financing - mortgage loan receivable	2,393	2,453
Borrowings from the FHLB	1,291,449	1,286,000
Senior unsecured notes(3)	1,155,692	1,154,991
Total secured and unsecured debt obligations	4,716,450	4,452,574
Liability for transfers not considered sales	15,840	—
Total debt obligations, net	$4,732,290	$4,452,574

(1)	Presented net of unamortized debt issuance costs of $0.6 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Presented net of unamortized debt issuance costs of $1.9 million and $2.6 million as of March 31, 2019 and December 31, 2018, respectively.

(3)	Presented net of unamortized debt issuance costs of $10.5 million and $11.2 million as of March 31, 2019 and December 31, 2018, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $849.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of March 31, 2019 and December 31, 2018. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.8 billion of credit capacity. As of March 31, 2019, the Company had $611.4 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. As of December 31, 2018, the Company had $497.5 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2019 and December 31, 2018.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2019, the Company had $93.8 million borrowings outstanding, with an additional $306.2 million of committed financing available. As of December 31, 2018, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Total			Collateralized Borrowings Under Repurchase Agreements (1)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

March 31, 2016	$1,104,339	$1,162,008	$1,240,778	$1,104,339	$1,162,008	$1,240,778
June 30, 2016	1,139,615	1,108,263	1,139,615	1,139,615	1,108,263	1,139,615
September 30, 2016	1,458,327	1,393,122	1,468,013	1,458,327	1,393,122	1,468,013
December 31, 2016	1,107,185	1,397,061	1,555,941	1,107,185	1,397,061	1,555,941
March 31, 2017	1,039,356	1,073,893	1,119,863	1,039,356	1,073,893	1,119,863
June 30, 2017	1,149,605	1,264,948	1,373,953	1,149,605	1,264,948	1,373,953
September 30, 2017	913,137	1,126,201	1,301,334	913,137	1,126,201	1,301,334
December 31, 2017	473,410	739,721	892,081	473,410	739,721	892,081
March 31, 2018	754,377	721,139	773,383	754,377	721,139	773,383
June 30, 2018	819,962	787,568	819,962	819,962	787,568	819,962
September 30, 2018	973,616	934,554	973,616	973,616	934,554	973,616
December 31, 2018	663,686	735,350	820,080	663,686	735,350	820,080
March 31, 2019	1,030,082	968,984	1,030,082	1,030,082	968,984	1,030,082

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

As of March 31, 2019, we had repurchase agreements with eight counterparties, with total debt obligations outstanding of $1.0 billion. As of March 31, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.2 million, or 5% of our total equity. As of March 31, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 25.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a maturity date of February 11, 2020, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. On January 15, 2019, the Company extended the maturity date of the Revolving Credit Facility to February 11, 2020. The Company has additional one-year extension options to extend the final maturity date to February 2023. Interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2019, we executed two term debt agreements to finance real estate. Our total portfolio of mortgage loan financings are fixed rate financing at rates ranging from 4.25% to 7.00%, maturing between 2020 - 2029 and totaling $739.5 million and $743.9 million at March 31, 2019 and December 31, 2018, respectively. These long-term non-recourse mortgages include net unamortized premiums of $5.8 million and $5.8 million at March 31, 2019 and December 31, 2018, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.4 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2019 and 2018. The loans are collateralized by real estate and related lease intangibles, net, of $931.3 million and $939.4 million as of March 31, 2019 and December 31, 2018, respectively.

CLO debt

The Company completed CLO issuances in the two transactions described below. The Company had a total of $497.3 million and $601.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs of $1.9 million and $2.6 million are included in CLO debt as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the CLO debt has interest rates of 3.36% to 6.08% (with a weighted average of 4.65%). As of March 31, 2019, collateral for the CLO debt comprised $680.0 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million are considered non-recourse secured borrowings and are recognized in debt obligations on the Company’s consolidated balance sheets with $2.4 million and $2.5 million outstanding as of March 31, 2019 and December 31, 2018, respectively. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2019 and 2018.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of March 31, 2019, Tuebor had $1.3 billion of borrowings outstanding (with an additional $654.3 million of committed term financing available from the FHLB), with terms of overnight to 5.5 years, interest rates of 1.47% to 3.08%, and advance rates of 53.9% to 100% of the collateral. As of March 31, 2019, collateral for the borrowings was comprised of $942.9 million of CMBS and U.S. Agency Securities and $660.0 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the three months ended March 31, 2019. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $647.5 million of committed term financing available from the FHLB), with terms of overnight to 5.75 years, interest rates of 1.18% to 3.01%, and advance rates of 56.4% to 95.2% of the collateral. As of December 31, 2018, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $637.2 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the three months ended December 31, 2018.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of March 31, 2019, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 27.3% of the Company’s outstanding debt obligations as of March 31, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.8 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2019, the Company has a 89.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $10.5 million and $11.2 million are included in senior unsecured notes as of March 31, 2019 and December 31, 2018, respectively.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Liability for Transfers not Considered Sales

As more fully discussed in Note 4, Mortgage Loan Receivables, during the three months ended March 31, 2019, the Company sold a non-controlling loan interest in a first mortgage loan receivable to a third party. The sales proceeds of $15.8 million are considered non-recourse secured borrowings and are recognized as a liability for transfers not considered sales in debt obligations on the Company’s consolidated balance sheets with $15.8 million outstanding as of March 31, 2019. The Company recorded $0.1 million of interest expense for the three months ended March 31, 2019.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2019, the Company has a remaining amount available for repurchase of $41.8 million, which represents 2.3% in the aggregate of its outstanding Class A common stock, based on the closing price of $17.02 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2019		$41,769

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2018		$41,769

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2019 and 2018:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
Total	$0.340

February 27, 2018	$0.315
Total	$0.315

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $294.3 million for the three months ended March 31, 2019 and $194.4 million for the three months ended March 31, 2018. Repayment of real estate securities provided net cash of $24.2 million for the three months ended March 31, 2019 and $3.0 million for the three months ended March 31, 2018.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $159.4 million of proceeds from sales of mortgage loans for the three months ended March 31, 2019 and $439.3 million sales of mortgage loans for the three months ended March 31, 2018.

Proceeds from the sale of securities

We invest in CMBS, U.S. Agency Securities, corporate bonds and equity securities. Proceeds from sales of securities provided net cash of $214.7 million for the three months ended March 31, 2019 and $122.4 million for the three months ended March 31, 2018.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $1.7 million for the three months ended March 31, 2019 and $86.5 million for the three months ended March 31, 2018.

Proceeds from the issuance of equity

For the three months ended March 31, 2019 and 2018, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of March 31, 2019 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,282,299	(1)	$1,290,825	$353,534	$646,640	$3,573,298
Senior unsecured notes	—		766,201	—	400,000	1,166,201
Interest payable(2)	127,444		188,210	44,654	42,298	402,606
Other funding obligations(3)	375,884		—	—	—	375,884
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	906		2,361	98	—	3,365
Total	$1,786,637		$2,247,805	$398,494	$1,089,977	$5,522,913

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2019 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2019.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 7, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2019, our off-balance sheet arrangements consisted of $375.9 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2018, our off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2018.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Note 2, Significant Accounting Policies.

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

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, our investments in Agency interest-only securities and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the fair value securities adjusts for timing differences between when we recognize changes in the fair values of our assets.

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended March 31,
	2019	2018

Income (loss) before taxes	$21,676	$71,700
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP)(1)	440	(8,430)
Our share of real estate depreciation, amortization and gain adjustments(2)(3)	5,667	6,058
Adjustments for unrecognized derivative results(4)	9,115	(8,110)
Unrealized (gain) loss on fair value securities	(2,089)	(204)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(3)	(291)
Non-cash stock-based compensation	12,094	3,083
Core earnings	$46,900	$63,806

(1)
Includes $8 thousand and $8 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended March 31, 2019 and 2018, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2019	2018

	Total GAAP depreciation and amortization	$10,227	$10,823
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(19)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(906)	(358)
	Our share of real estate depreciation and amortization	9,296	10,446

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(3,485)	(5,194)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	1,188
	Our share of accumulated depreciation and amortization on real estate sold	(3,485)	(4,006)

	Less: Operating lease income on above/below market lease intangible amortization	(144)	(382)

	Our share of real estate depreciation, amortization and gain adjustments	$5,667	$6,058

GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of core earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gain/losses also must be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in core earnings ($ in thousands):

		Three Months Ended March 31,
		2019	2018

	GAAP realized gain on sale of real estate, net	$4	$31,010
	Adjusted gain/loss on sale of real estate for purposes of core earnings	3,481	$(27,004)
	Our share of accumulated depreciation and amortization on real estate sold	$3,485	$4,006

(3)
As more fully discussed in Note 6, Real Estate and Related Intangibles, Net, Note 8, Debt Obligations, Net and Note 9, Fair Value of Financial Instruments to the Company’s Consolidated Financial Statements, during the three months ended March 31, 2019, the Company recognized $5.7 million of operating lease income from prepayment of a lease, a $1.1 million loss on extinguishment of debt and a $1.4 million impairment of real estate related to a single-tenant two-story office building in Wayne, NJ. This property was sold on May 1, 2019. For core earnings, the Company recognizes the net impact of these events in the period the sale was realized. Accordingly, the $3.3 million net impact of the income and losses discussed above have been excluded from core earnings for the three months ended March 31, 2019 and will be included in core earnings for the three months ended June 30, 2019.

(4)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2019	2018

	Net results from derivative transactions	$(11,034)	$14,959
	Hedging interest expense	(149)	2,889
	Hedging realized result	2,068	(9,738)
	Adjustments for unrecognized derivative results	$(9,115)	$8,110
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

Income from sales of securitized loans, net of hedging and core gain on sale of securitized loans

We present income from sales of securitized loans, net of hedging, a non-GAAP financial measure, as a supplemental measure of the performance of our loan securitization business. Since our loans sold into securitizations to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to securitization represents a substantial portion of our securitization profitability. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our sale of loans into securitization business, we generally consider the income from sales of loans, net in conjunction with other income statement items that are directly related to such securitization transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the securitized or sold loans, which we reflect as hedge gain/(loss) related to loans securitized, a non-GAAP financial measure, in the table below.

In addition, we present core gain on sale of securitized loans, a non-GAAP financial measure, which adjusts income from sales of securitized loans, net of hedging for economic gains on securitization transactions not recognized under GAAP. Management believes recognizing these amounts for core purposes in the period of economic transfer of risk is a reasonable supplemental measure of our performance.
Set forth below is an unaudited reconciliation of income from sale of loans, net to income from sales of securitized loans, net of hedging as well as core gain on sale of securitized loans ($ in thousands except for number of loans and securitizations):

	Three Months Ended March 31,
	2019	2018

Number of loans	14	28
Face amount of loans sold into securitizations	$169,670	$436,547
Number of securitizations	1	2

Income from sales of loans, net	$7,079	$4,888
Realized losses on loans related to lower of cost or market adjustments	—	463
Hedge gain/(loss) related to loans securitized(1)	(1,223)	6,567
Income from sales of securitized loans, net of hedging	5,856	11,918
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	382	(38)
Core gain on sale of securitized loans	$6,238	$11,880

(1)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Three Months Ended March 31,
	2019	2018

Net results from derivative transactions	$(11,034)	$14,959
Hedge gain/(loss) related to lending and securities positions	9,811	(8,392)
Hedge gain/(loss) related to loans securitized	$(1,223)	$6,567

Adjusted leverage

We present adjusted leverage, which is a non-GAAP financial measure, as a supplemental measure of our performance. We define adjusted leverage as the ratio of (i) debt obligations, net of deferred financing costs, adjusted for non-recourse indebtedness related to securitizations that is consolidated on our GAAP balance sheet and liability for transfers not considered sales to (ii) GAAP total equity. We believe adjusted leverage assists investors in comparing our leverage across reporting periods on a consistent basis by excluding non-recourse debt related to securitized loans. In addition, adjusted leverage is used to determine compliance with financial covenants.

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	March 31, 2019	December 31, 2018

Debt obligations, net	$4,732,290	$4,452,574
Less: CLO debt(1)	(497,334)	(601,543)
Less: Liability for transfers not considered sales(2)	(15,840)	—
Adjusted debt obligations	4,219,116	3,851,031

Total equity	1,644,243	1,643,635

Adjusted leverage	2.6	2.3

(1)
As more fully discussed in Note 8 to our consolidated financial statements, we contributed over $888.4 million of balance sheet loans into two CLO securitizations that remain on our balance sheet for accounting purposes but should be excluded from debt obligations for adjusted leverage calculation purposes.

(2)
As more fully discussed in Note 4 to our consolidated financial statements, during the three months ended March 31, 2019, we sold a non-controlling loan interest in a first mortgage loan receivable to a third party. The sales proceeds of $15.8 million are considered non-recourse secured borrowings and are recognized as a liability for transfers not considered sales in debt obligations on our consolidated balance sheets for accounting purposes but should be excluded from debt obligations for adjusted leverage calculation purposes.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended March 31,
	2019	2018

Interest expense	$(51,248)	$(44,713)
Interest expense related to liability for transfers not considered sales(1)	59	—
Net interest expense component of hedging activities(2)	149	(2,889)
Cost of funds	$(51,040)	$(47,602)

Interest income	$86,466	$78,206
Interest income related to mortgage loans transferred but not considered sold(1)	(59)	—
Cost of funds	(51,040)	(47,602)
Interest income, net of cost of funds	$35,367	$30,604

(1)
As more fully discussed in Note 4 to our consolidated financial statements, during the three months ended March 31, 2019, we sold a non-controlling loan interest in a first mortgage loan receivable to a third party. The sales proceeds are considered non-recourse secured borrowings, which are included in liability for transfers not considered sales in debt obligations, and the asset remains on the Company’s consolidated balance sheets as mortgage loans transferred but not considered sold. The interest income and expense related to this asset and liability are included on our consolidated statements of income but should be excluded from the calculation of cost of funds.

		Three Months Ended March 31,
		2019	2018

(2)	Net result from derivative transactions	$(11,034)	$14,959
	Hedging realized result	2,068	(9,738)
	Hedging unrecognized result	9,115	(8,110)
	Net interest expense component of hedging activities	$149	$(2,889)

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2019 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2019, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(14,273)	$15,215
Increase by 1.00%	20,002	(16,608)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of March 31, 2019, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2019, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no material impacts as a result of the accounting pronouncements adopted during the quarter ended March 31, 2019, and as such, there were no changes in controls required. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2019 to the risk factors in Item 1A. in our Annual Report.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2019, there were no repurchases of Class A common stock by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1#
Separation Agreement, dated March 15, 2019, by Ladder Capital Corp, Ladder Capital Finance LLC and Thomas Harney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2019)

10.2#
Real Estate Capital Markets Advisory Agreement, dated March 15, 2019, by Ladder Capital Finance LLC and Item 6 Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019)

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements.

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

#	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL CORP
(Registrant)

Date: May 8, 2019	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 8, 2019	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer