Form 10-Q
period 2019-06-30
Ladder Capital Corp
filed 2019-08-01
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number:
001-36299

Ladder Capital Corp
(Exact name of registrant as specified in its charter)

Delaware			80-0925494
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

345 Park Avenue,	New York,	NY	10154
(Address of principal executive offices)			(Zip Code)

(212) 715-3170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.001 par value	LADR	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2019
Class A common stock, $0.001 par value	107,574,439
Class B common stock, $0.001 par value	12,158,933

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2019

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

•	our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;

•	the inability of insurance covering real estate underlying our loans and investments to cover all losses;

•	the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

•	fraud by potential borrowers;

•	the availability of qualified personnel;

•	the impact of any tax legislation or IRS guidance;

•	the degree and nature of our competition; and

•	the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2019(1)	December 31, 2018(1)
	(Unaudited)
Assets
Cash and cash equivalents	$126,529	$67,878
Restricted cash	88,904	30,572
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,119,857	3,318,390
Provision for loan losses	(18,500)	(17,900)
Mortgage loan receivables held for sale	111,977	182,439
Real estate securities	1,788,415	1,410,126
Real estate and related lease intangibles, net	984,377	998,022
Investments in and advances to unconsolidated joint ventures	57,751	40,354
FHLB stock	61,619	57,915
Derivative instruments	536	—
Due from brokers	5	—
Accrued interest receivable	24,269	27,214
Other assets	61,036	157,862
Total assets	$6,406,775	$6,272,872
Liabilities and Equity
Liabilities
Debt obligations, net	$4,613,088	$4,452,574
Due to brokers	25,500	1,301
Derivative instruments	—	975
Amount payable pursuant to tax receivable agreement	1,559	1,570
Dividends payable	1,860	37,316
Accrued expenses	55,453	82,425
Other liabilities	61,241	53,076
Total liabilities	4,758,701	4,629,237
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 110,693,832 and 106,642,335 shares issued and 107,550,933 and 103,941,173 shares outstanding	108	105
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 12,158,933 and 13,117,419 shares issued and outstanding	12	13
Additional paid-in capital	1,526,469	1,471,157
Treasury stock, 3,142,899 and 2,701,162 shares, at cost	(41,535)	(32,815)
Retained earnings (dividends in excess of earnings)	(30,847)	11,342
Accumulated other comprehensive income (loss)	12,171	(4,649)
Total shareholders’ equity	1,466,378	1,445,153
Noncontrolling interest in operating partnership	172,466	188,427
Noncontrolling interest in consolidated joint ventures	9,230	10,055
Total equity	1,648,074	1,643,635

Total liabilities and equity	$6,406,775	$6,272,872

(1)	Includes amounts relating to consolidated variable interest entities. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net interest income
Interest income	$85,322	$85,230	$171,789	$163,437
Interest expense	52,369	48,417	103,618	93,130
Net interest income	32,953	36,813	68,171	70,307
Provision for loan losses	300	300	600	3,300
Net interest income after provision for loan losses	32,653	36,513	67,571	67,007

Other income (loss)
Operating lease income	27,780	26,171	56,701	54,310
Sale of loans, net	20,264	6,144	27,342	11,032
Realized gain (loss) on securities	4,464	(1,243)	7,329	(2,342)
Unrealized gain (loss) on equity securities	(990)	—	1,088	—
Unrealized gain (loss) on Agency interest-only securities	11	110	22	313
Realized gain (loss) on sale of real estate, net	(1,124)	1,628	(1,119)	32,637
Impairment of real estate	—	—	(1,350)	—
Fee and other income	7,196	6,477	11,882	12,728
Net result from derivative transactions	(15,457)	7,081	(26,491)	22,040
Earnings (loss) from investment in unconsolidated joint ventures	1,564	13	2,522	65
Gain (loss) on extinguishment/defeasance of debt	—	—	(1,070)	(69)
Total other income (loss)	43,708	46,381	76,856	130,714
Costs and expenses
Salaries and employee benefits	14,907	13,866	38,481	30,962
Operating expenses	6,012	5,597	11,413	11,144
Real estate operating expenses	6,032	7,836	11,506	16,654
Fee expense	1,183	799	2,895	1,641
Depreciation and amortization	9,935	10,656	20,162	21,479
Total costs and expenses	38,069	38,754	84,457	81,880
Income (loss) before taxes	38,292	44,140	59,970	115,841
Income tax expense (benefit)	2,219	573	(634)	4,476
Net income (loss)	36,073	43,567	60,604	111,365
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	307	133	754	(8,289)
Net (income) loss attributable to noncontrolling interest in operating partnership	(4,136)	(5,294)	(6,939)	(13,795)
Net income (loss) attributable to Class A common shareholders	$32,244	$38,406	$54,419	$89,281

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Earnings per share:
Basic	$0.31	$0.40	$0.52	$0.93
Diluted	$0.30	$0.40	$0.51	$0.93

Weighted average shares outstanding:
Basic	105,511,385	96,810,266	104,888,925	96,003,151
Diluted	105,892,420	97,165,899	105,742,589	96,276,824

Dividends per share of Class A common stock (Note 12)	$0.340	$0.325	$0.680	$0.640

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$36,073	$43,567	$60,604	$111,365

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	10,053	(3,490)	26,024	(13,446)
Reclassification adjustment for (gain) loss included in net income (loss)	(4,464)	1,243	(7,242)	2,342

Total other comprehensive income (loss)	5,589	(2,247)	18,782	(11,104)

Comprehensive income (loss)	41,662	41,320	79,386	100,261
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	307	133	754	(8,289)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	41,969	41,453	80,140	91,972
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(4,718)	(5,025)	(8,983)	(12,197)
Comprehensive income (loss) attributable to Class A common shareholders	$37,251	$36,428	$71,157	$79,775

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, March 31, 2019	106,562	$107	13,198	$13	$1,508,452	$(40,799)	$(26,549)	$7,080	$186,310	$9,629	$1,644,243
Contributions	—	—	—	—	—	—	—	—	—	114	114
Distributions	—	—	—	—	—	—	—	—	(4,284)	(206)	(4,490)
Amortization of equity based compensation	—	—	—	—	3,469	—	—	—	—	—	3,469
Purchase of treasury stock	(40)	—	—	—	—	(637)	—	—	—	—	(637)
Re-issuance of treasury stock	5	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(6)	—	—	—	—	(99)	—	—	—	—	(99)
Forfeitures	(9)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(36,542)	—	—	—	(36,542)
Exchange of noncontrolling interest for common stock	1,039	1	(1,039)	(1)	14,956	—	—	70	(14,672)	—	354
Net income (loss)	—	—	—	—	—	—	32,244	—	4,136	(307)	36,073
Other comprehensive income (loss)	—	—	—	—	—	—	—	5,007	582	—	5,589
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(408)	—	—	14	394	—	—
Balance, June 30, 2019	107,551	$108	12,159	$12	$1,526,469	$(41,535)	$(30,847)	$12,171	$172,466	$9,230	$1,648,074

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, March 31, 2018	97,956	$99	13,318	$13	$1,368,548	$(32,684)	$(18,659)	$(7,880)	$184,201	$9,654	$1,503,292
Contributions	—	—	—	—	—	—	—	—	—	2,405	2,405
Distributions	—	—	—	—	—	—	—	—	(4,626)	(72)	(4,698)
Amortization of equity based compensation	—	—	—	—	2,105	—	—	—	—	—	2,105
Grants of restricted stock	4	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(7)	—	—	—	—	(109)	—	—	—	—	(109)
Forfeitures	(15)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(31,853)	—	—	—	(31,853)
Net income (loss)	—	—	—	—	—	—	38,406	—	5,294	(133)	43,567
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,978)	(269)	—	(2,247)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(561)	—	—	3	558	—	—
Balance, June 30, 2018	97,938	$99	13,318	$13	$1,370,092	$(32,793)	$(12,106)	$(9,855)	$185,158	$11,854	$1,512,462

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635
Contributions	—	—	—	—	—	—	—	—	—	191	191
Distributions	—	—	—	—	—	—	—	—	(8,537)	(262)	(8,799)
Amortization of equity based compensation	—	—	—	—	14,761	—	—	—	—	—	14,761
Grants of restricted stock	1,478	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(40)	—	—	—	—	(637)	—	—	—	—	(637)
Re-issuance of treasury stock	68	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(461)	—	—	—	—	(8,083)	—	—	—	—	(8,083)
Forfeitures	(9)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(72,785)	—	—	—	(72,785)
Stock dividends	1,435	1	180	—	23,822	—	(23,823)	—	—	—	—
Exchange of noncontrolling interest for common stock	1,139	1	(1,139)	(1)	16,449	—	—	65	(16,109)	—	405
Net income (loss)	—	—	—	—	—	—	54,419	—	6,939	(754)	60,604
Other comprehensive income (loss)	—	—	—	—	—	—	—	16,738	2,044	—	18,782
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	281	—	—	17	(298)	—	—
Balance, June 30, 2019	107,551	$108	12,159	$12	$1,526,469	$(41,535)	$(30,847)	$12,171	$172,466	$9,230	$1,648,074

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	5,040	5,040
Distributions	—	—	—	—	—	—	—	—	(8,899)	(13,792)	(22,691)
Amortization of equity based compensation	—	—	—	—	4,505	—	—	—	—	—	4,505
Grants of restricted stock	29	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(56)	—	—	—	—	(837)	—	—	—	—	(837)
Forfeitures	(26)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(62,275)	—	—	—	(62,275)
Exchange of noncontrolling interest for common stock	4,350	5	(4,350)	(5)	60,110	—	—	(143)	(59,654)	—	313
Net income (loss)	—	—	—	—	—	—	89,281	—	13,795	8,289	111,365
Other comprehensive income (loss)	—	—	—	—	—	—	—	(9,506)	(1,598)	—	(11,104)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(659)	—	—	6	653	—	—
Balance, June 30, 2018	97,938	$99	13,318	$13	$1,370,092	$(32,793)	$(12,106)	$(9,855)	$185,158	$11,854	$1,512,462

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$60,604	$111,365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	1,070	69
Depreciation and amortization	20,162	21,479
Unrealized (gain) loss on derivative instruments	(1,511)	(2,340)
Unrealized (gain) loss on equity securities	(1,088)	—
Unrealized (gain) loss on Agency interest-only securities	(22)	(313)
Unrealized (gain) loss on investment in mutual fund	(254)	(124)
Provision for loan losses	600	3,300
Impairment of real estate	1,350	—
Amortization of equity based compensation	14,761	4,505
Amortization of deferred financing costs included in interest expense	5,721	4,984
Amortization of premium on mortgage loan financing	(774)	(499)
Amortization of above- and below-market lease intangibles	(397)	(940)
Amortization of premium/(accretion) of discount and other fees on loans	(10,294)	(8,942)
Amortization of premium/(accretion) of discount and other fees on securities	(87)	2,270
Realized (gain) loss on sale of mortgage loan receivables held for sale	(27,342)	(11,032)
Realized (gain) loss on securities	(7,329)	2,342
Realized (gain) loss on sale of real estate, net	1,119	(32,637)
Realized gain on sale of derivative instruments	108	192
Origination of mortgage loan receivables held for sale	(333,342)	(764,948)
Repayment of mortgage loan receivables held for sale	370	286
Proceeds from sales of mortgage loan receivables held for sale	430,649	843,214
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(2,522)	(65)
Distributions from operations of investment in unconsolidated joint ventures	3,067	—
Deferred tax asset (liability)	6,336	1,483
Changes in operating assets and liabilities:
Accrued interest receivable	2,705	(1,757)
Other assets	(6,310)	(793)
Accrued expenses and other liabilities	(24,805)	2,507
Net cash provided by (used in) operating activities	132,545	173,606

	Six Months Ended June 30,
	2019	2018

Cash flows from investing activities:
Purchase of derivative instruments	(159)	(205)
Sale of derivative instruments	50	114
Purchases of real estate securities	(827,999)	(199,135)
Repayment of real estate securities	110,443	56,707
Proceeds from sales of real estate securities	384,356	161,518
Purchase of FHLB stock	(3,704)	—
Origination of mortgage loan receivables held for investment	(484,496)	(914,489)
Repayment of mortgage loan receivables held for investment	781,916	431,030
Basis recovery of Agency interest-only securities	6,413	10,453
Capital contributions and advances to investment in unconsolidated joint ventures	(56,424)	(370)
Capital distribution from investment in unconsolidated joint ventures	38,625	1,250
Capitalization of interest on investment in unconsolidated joint ventures	(142)	(676)
Purchases of real estate	(5,071)	(114,184)
Capital improvements of real estate	(1,707)	(3,290)
Proceeds from sale of real estate	8,521	90,806
Net cash provided by (used in) investing activities	(49,378)	(480,471)
Cash flows from financing activities:
Deferred financing costs paid	(4,453)	(2,664)
Proceeds from borrowings under debt obligations	6,377,515	2,919,776
Repayment of borrowings under debt obligations	(6,213,678)	(2,588,483)
Cash dividends paid to Class A common shareholders	(108,240)	(91,220)
Capital distributed to noncontrolling interests in operating partnership	(8,537)	(8,899)
Capital contributed by noncontrolling interests in consolidated joint ventures	191	5,040
Capital distributed to noncontrolling interests in consolidated joint ventures	(262)	(13,792)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,083)	(837)
Purchase of treasury stock	(637)	—
Net cash provided by (used in) financing activities	33,816	218,921
Net increase (decrease) in cash, cash equivalents and restricted cash	116,983	(87,944)
Cash, cash equivalents and restricted cash at beginning of period	98,450	182,683
Cash, cash equivalents and restricted cash at end of period	$215,433	$94,739

	Six Months Ended June 30,
	2019	2018

Supplemental information:
Cash paid for interest, net of amounts capitalized	$98,832	$87,675
Cash paid (received) for income taxes	3,591	6,266

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	25,500	(44,786)
Securities and derivatives sold, not settled	5	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	—	66,094
Repayment of mortgage loans receivable held for sale	127	—
Settlement of mortgage loan receivable held for investment by real estate, net	(17,851)	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, at amortized cost	15,504	55,403
Proceeds from sale of real estate	—	638
Real estate acquired in settlement of mortgage loan receivable held for investment, net	17,851	—
Net settlement of sale of real estate, subject to debt - real estate	(7,144)	—
Net settlement of sale of real estate, subject to debt - debt obligations	7,144	—
Reduction in proceeds from sales of real estate	—	11,050
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	—	(11,050)
Exchange of noncontrolling interest for common stock	16,109	59,654
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	—	(226)
Increase in amount payable pursuant to tax receivable agreement	(11)	(86)
Rebalancing of ownership percentage between Company and Operating Partnership	(298)	653
Dividends declared, not paid	1,860	1,582
Stock dividends	23,823	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2019	June 30, 2018	December 31, 2018

Cash and cash equivalents	$126,529	$51,918	$67,878
Restricted cash	88,904	42,821	30,572
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$215,433	$94,739	$98,450
The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2019, Ladder Capital Corp has a 89.8% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners (as defined below). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Noncontrolling interests in consolidated subsidiaries are defined as “the portion of the equity (net assets) in the subsidiaries not attributable, directly or indirectly, to a parent.” Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income attributes earnings to shareholders/unitholders (controlling interest) and noncontrolling interests.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, and at various times during the years, the balances exceeded the insured limits.

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

Out-of-Period Adjustments

During the first quarter of 2018, the Company recorded an out-of-period adjustment to increase tenant real estate tax recoveries on a net lease property by $1.1 million, which was not billed until the three month period ended March 31, 2018, but related to prior periods. The Company has concluded that this adjustment was not material to the financial position or results of operations for the three months ended March 31, 2018 or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2018.

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

Recent Accounting Pronouncements Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). The guidance changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables recorded by lessors are explicitly excluded from the scope of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05 to provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The Company must apply the amendments in these updates through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of this standard on the consolidated financial statements. In general, the allowance for credit losses is expected to increase when changing from an incurred loss to expected loss methodology. The models and methodologies that are currently used in estimating the allowance for credit losses are being evaluated to identify the changes necessary to meet the requirements of the new standard.

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

	June 30, 2019	December 31, 2018
	Notes 4 & 8	Notes 4 & 8

Mortgage loan receivables held for investment, net, at amortized cost	$425,439	$710,502
Accrued interest receivable	2,342	3,921
Other assets(1)	—	81,390
Total assets	$427,781	$795,813

Senior and unsecured debt obligations	$263,215	$607,440
Accrued expenses	766	1,471
Other liabilities	2	2
Total liabilities	263,983	608,913

Net equity in VIEs (eliminated in consolidation)	163,798	186,900
Total equity	163,798	186,900

Total liabilities and equity	$427,781	$795,813

(1)	Primarily consists of loan repayments in transit as of June 30, 2019.

4. MORTGAGE LOAN RECEIVABLES

June 30, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loans held by consolidated subsidiaries(2)	$3,136,334	$3,119,857	8.01%	1.19
Provision for loan losses	N/A	(18,500)
Mortgage loan receivables held for investment, net, at amortized cost	3,136,334	3,101,357
Mortgage loan receivables held for sale	112,099	111,977	5.05%	9.41
Total	$3,248,433	$3,213,334	7.96%	1.48

(1)	June 30, 2019 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 3.

As of June 30, 2019, $2.5 billion, or 79.3% of the outstanding face amount of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2019, $112.1 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

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

As of December 31, 2018, $2.5 billion, or 75.4%, of the outstanding principal of our mortgage loan receivables held for investment, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2018, $182.4 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

The following table summarizes mortgage loan receivables by loan type ($ in thousands):

	June 30, 2019		December 31, 2018
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value

Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,992,553	$2,976,625	$3,192,160	$3,170,788
Mezzanine loans	143,781	143,232	148,221	147,602
Mortgage loan receivables held for investment, net, at amortized cost	3,136,334	3,119,857	3,340,381	3,318,390
Mortgage loan receivables held for sale
First mortgage loans	112,099	111,977	181,905	182,439
Total mortgage loan receivables held for sale	112,099	111,977	181,905	182,439

Provision for loan losses	N/A	(18,500)	N/A	(17,900)
Total	$3,248,433	$3,213,334	$3,522,286	$3,482,929

For the six months ended June 30, 2019 and 2018, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	484,496	—	—	333,342
Repayment of mortgage loan receivables	(693,323)	—	—	(497)
Proceeds from sales of mortgage loan receivables(1)	—	(15,504)	—	(415,145)
Realized gain on sale of mortgage loan receivables	—	—	—	27,342
Transfer between held for investment and held for sale(1)	—	15,504	—	(15,504)
Accretion/amortization of discount, premium and other fees	10,294	—	—	—
Provision for loan losses	—	—	(600)	—
Balance, June 30, 2019	$3,119,857	$—	$(18,500)	$111,977

(1)
During the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, one loan with an outstanding face amount of $15.4 million, a book value of $15.5 million (fair value at the date of reclassification) and a remaining maturity of 9.8 years, which was sold to the WFCM 2019-C49 securitization trust. Subsequently, the controlling loan interest was sold to the UBS 2019-C16 securitization trust, and as a result, the loan previously sold during the three months ended March 31, 2019 will be accounted for as a sale during the six months ended June 30, 2019.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	914,489	—	764,948
Repayment of mortgage loan receivables	(497,124)	—	(286)
Proceeds from sales of mortgage loan receivables	—	—	(842,727)
Realized gain on sale of mortgage loan receivables(1)	—	—	11,032
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	8,942	—	—
Provision for loan losses	—	(3,300)	—
Balance, June 30, 2018	$3,764,172	$(7,300)	$107,744

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the six months ended June 30, 2018.

(2)
During the six months ended June 30, 2018, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, three loans with a combined outstanding face amount of $57.6 million, a combined book value of $55.4 million (fair value at date of reclassification) and a remaining maturity of 2.5 years. The loans had been recorded at lower of cost or market prior to their reclassification. The discount to fair value is the result of an increase in market interest rates since the loans’ origination and not a deterioration in credit of the borrowers or collateral coverage and the Company expects to collect all amounts due under the loans.

During the six months ended June 30, 2019 and June 30, 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

As of June 30, 2019 and December 31, 2018, there was $0.3 million and $0.5 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Provision for Loan Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Provision for loan losses at beginning of period	$18,200	$7,000	$17,900	$4,000
Provision for loan losses	300	300	600	3,300
Provision for loan losses at end of period	$18,500	$7,300	$18,500	$7,300

			June 30, 2019	December 31, 2018

Principal balance of loans on non-accrual status			$36,946	$36,850

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

As a result of this analysis, the Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of June 30, 2019 and December 31, 2018. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that a provision expense for loan losses of $0.6 million was required for the six months ended June 30, 2019. This provision consisted of a portfolio-based, general loan loss provision of $0.6 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no additional asset-specific reserves.

As of June 30, 2019, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. Through December 31, 2017, the Company believed no loss provision was necessary as the estimated fair value of the property less the cost to foreclose and sell the property exceeded the combined carrying value of the loans. The Company utilized direct capitalization rates of 4.35% to 4.65% as of December 31, 2017.

The on-going bankruptcy proceedings, rising interest rates and the retail tenant’s creditworthiness, resulted in a decline in the estimated value of the collateral. As a result, on March 31, 2018, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of June 30, 2019, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90% utilized by the Company.

During the year ended December 31, 2018, management identified a loan with a carrying value of $45.0 million as potentially impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the local submarket vacancy rate; and (iii) declining market conditions. As of September 30, 2018 this loan was not yet in default but the borrower was not expected to be able to pay off or refinance the loan at maturity. As part of the Company’s evaluation, it obtained an external appraisal of the loan collateral. Based on this review, a reserve of $10.0 million was recorded for this potentially impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The restructured loan was extended for up to 12 months, including extensions. There have been no additional changes during the six months ended June 30, 2019.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of June 30, 2019, there were no unfunded commitments associated with modified loans considered TDRs.

As of June 30, 2019 and December 31, 2018 there were no other loans on non-accrual status.

During the six months ended June 30, 2019, the Company acquired title to real estate through a mortgage foreclosure. The real estate had a fair value of $18.2 million and previously served as collateral for a mortgage loan receivable held for investment, which was previously on non-accrual status. This loan had an amortized cost of $17.8 million, accrued interest of $0.2 million and an unamortized discount of $0.1 million. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. There was no gain or loss resulting from the disposition of the loan.

5. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2019 and December 31, 2018 ($ in thousands):

June 30, 2019

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,642,160	$1,643,149	$11,108	$(554)	$1,653,703	(3)	145	AAA	3.47%	3.31%	2.26
CMBS interest-only(2)(4)	2,166,640	42,689	1,370	(7)	44,052	(5)	18	AAA	0.50%	3.63%	2.67
GNMA interest-only(4)(6)	118,858	2,483	124	(316)	2,291		12	AA+	0.52%	9.13%	2.72
Agency securities(2)	652	664	1	(2)	663		2	AA+	2.70%	1.78%	2.11
GNMA permanent securities(2)	32,055	32,291	793	—	33,084		6	AA+	3.93%	3.74%	4.72
Corporate bonds(2)	41,205	40,581	837	—	41,418		2	BB-	3.80%	4.82%	1.64
Total debt securities	$4,001,570	$1,761,857	$14,233	$(879)	$1,775,211		185		1.78%	3.34%	2.29
Equity securities(7)	N/A	13,720	63	(579)	13,204		3	N/A	N/A	N/A	N/A
Total real estate securities	$4,001,570	$1,775,577	$14,296	$(1,458)	$1,788,415		188

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

(3)
Includes $11.6 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2019 and December 31, 2018 ($ in thousands):

June 30, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$368,984	$1,143,775	$140,944	$—	$1,653,703
CMBS interest-only(1)	1,014	43,038	—	—	44,052
GNMA interest-only(2)	297	1,745	249	—	2,291
Agency securities(1)	—	663	—	—	663
GNMA permanent securities(1)	414	32,670	—	—	33,084
Corporate bonds(1)	—	41,418	—	—	41,418
Total debt securities	$370,709	$1,263,309	$141,193	$—	$1,775,211

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

During the three and six months ended June 30, 2019, the Company realized a gain (loss) on sale of equity securities of none and $86.9 thousand, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and six months ended June 30, 2018, the Company realized a gain (loss) on sale of equity securities of $72.0 thousand, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

There were no realized losses on securities recorded as other than temporary impairments for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018 there were $0.6 million and $1.6 million, respectively, of realized losses on securities recorded as other than temporary impairments, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in fair value of the security, and (iii) the Company’s intent to sell the security and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company has no intention to sell its securities before recovery of its amortized cost basis. For cash flow statement purposes, receipts of interest from interest-only real estate securities are bifurcated between amortization of premium/(accretion) of discount and other fees on securities as part of cash flows from operations and basis recovery of Agency interest-only securities as part of cash flows from investing activities.

6. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	June 30, 2019	December 31, 2018

Land	$197,086	$195,644
Building	817,595	814,314
In-place leases and other intangibles	158,868	162,002
Less: Accumulated depreciation and amortization	(189,172)	(173,938)
Real estate and related lease intangibles, net	$984,377	$998,022

Below market lease intangibles, net (other liabilities)	$(39,163)	$(40,367)

At June 30, 2019 and December 31, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $24.1 million and $6.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Depreciation expense (1)	$7,697	$8,208	$15,382	$15,995
Amortization expense	2,213	2,429	4,730	5,447
Total real estate depreciation and amortization expense	$9,910	$10,637	$20,112	$21,442

(1)
Depreciation expense on the consolidated statements of income also includes $25 thousand and $19 thousand of depreciation on corporate fixed assets for the three months ended June 30, 2019 and 2018, respectively, and $50 thousand and $37 thousand of depreciation on corporate fixed assets for the six months ended June 30, 2019 and 2018, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. At June 30, 2019, gross intangible assets totaled $158.9 million with total accumulated amortization of $59.8 million, resulting in net intangible assets of $99.0 million, including $4.7 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. At December 31, 2018, gross intangible assets totaled $162.0 million with total accumulated amortization of $57.7 million, resulting in net intangible assets of $104.3 million, including $5.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets. For the three and six months ended June 30, 2019, the Company recorded a reduction in operating lease income of $0.2 million and $0.6 million, respectively, for amortization of above market leases intangibles acquired, compared to $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, the Company recorded an increase in operating lease income of $0.5 million and $1.0 million for amortization of below market lease intangibles acquired, compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2018.

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2019 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2019 (last 6 months)	$517	$3,327
2020	1,036	6,347
2021	1,037	6,259
2022	1,041	6,195
2023	1,041	6,195
Thereafter	29,756	66,043
Total	$34,428	$94,366

Lease Prepayment by Lessor, Retirement of Related Mortgage Loan Financing and Impairment of Real Estate

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant two-story office building in Wayne, NJ. As of March 31, 2019, this property had a book value of $5.6 million, which is net of accumulated depreciation and amortization of $2.7 million. The Company recognized the $10.0 million of operating lease income on a straight-line basis over the revised lease term. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on extinguishment of debt of $1.1 million. During the three months ended March 31, 2019, the Company recorded a $1.4 million impairment of real estate to reduce the carrying value of the real estate to the estimated fair value of the real estate. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a net loss of $20 thousand. See Note 9, Fair Value of Financial Instruments for further detail.

There were $1.4 million and $0.8 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

There was unencumbered real estate of $71.5 million and $58.6 million as of June 30, 2019 and December 31, 2018, respectively.

During the three and six months ended June 30, 2019, the Company recorded $0.8 million and $1.0 million of real estate operating income, respectively, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2019 ($ in thousands):

Period Ending December 31,	Amount

2019 (last 6 months)	$42,016
2020	77,970
2021	68,304
2022	64,406
2023	62,219
Thereafter	510,864
Total	$825,779

Acquisitions

During the six months ended June 30, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate
February 2019	Net Lease	Houghton Lake, MI	$1,242	100.0%
February 2019	Net Lease	Trenton, MO	1,164	100.0%
April 2019	Net Lease	Centralia, IL	1,242	100.0%
June 2019	Net Lease	Fayette, MO	1,423	100.0%
Total purchases of real estate			5,071

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
Total real estate acquired via foreclosure			18,200

Total real estate acquisitions			$23,271

(1)	Properties were consolidated as of acquisition date.

During the six months ended June 30, 2019, the Company acquired title to real estate in a foreclosure. The real estate had a fair value of $18.2 million and previously served as collateral for a mortgage loan receivable held for investment, which was previously on non-accrual status. This loan had an amortized cost of $17.8 million, accrued interest of $0.2 million and an unamortized discount of $0.1 million. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. There was no gain or loss resulting from the disposition of the loan.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs, which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the six months ended June 30, 2019, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the six months ended June 30, 2019, as follows ($ in thousands):

Purchase Price Allocation

Land	$3,789
Building	18,885
Intangibles	854
Below Market Lease Intangibles	(257)
Total purchase price	$23,271

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2019 was 37.0 months. The Company recorded $62 thousand and $79 thousand in revenues from its 2019 acquisitions for the three and six months ended June 30, 2019, respectively, which is included in its consolidated statements of income. The Company recorded $(1.2) million and $(1.5) million in earnings (losses) from its 2019 acquisitions for the three and six months ended June 30, 2019, respectively, which is included in its consolidated statements of income.

During the six months ended June 30, 2018, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

March 2018	Diversified(2)	Lithia Springs, GA	$24,466	70.6%
April 2018	Net Lease	Kirbyville, MO	1,156	100.0%
April 2018	Net Lease	Gladwin, MI	1,171	100.0%
April 2018	Net Lease	Foley, MN	1,176	100.0%
April 2018	Net Lease	Moscow Mills, MO	1,237	100.0%
April 2018	Net Lease	Wonder Lake, IL	1,255	100.0%
May 2018	Diversified(3)	Isla Vista, CA	85,087	75.0%

Total real estate acquisitions			$115,548

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $2.9 million to the partnership.

(3)	Joint venture partner contributed $4.6 million to the partnership.

The purchase prices were allocated to the asset acquisitions during the six months ended June 30, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$40,019
Building	73,794
Intangibles	2,065
Below Market Lease Intangibles	(330)
Total purchase price	$115,548

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2018 was 18.4 years. The Company recorded $1.4 million revenues from its 2018 acquisition for the three and six months ended June 30, 2018. The Company recorded $0.8 million in earnings (losses) from its 2018 acquisition for the three and six months ended June 30, 2018, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the six months ended June 30, 2019 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

N/A	Condominium	Las Vegas, NV	$—	$—	$—		—	—	1
Various	Condominium	Miami, FL	3,917	3,550	367		—	13	9
April 2019	Diversified	Wayne, NJ	1,729	4,799	(3,070)	(1)	1	—	—
May 2019	Diversified	Grand Rapids, MI	10,019	8,254	1,765	(2)	1	—	—
Totals			$15,665	$16,603	$(938)

The Company sold the following properties during the six months ended June 30, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$4,509	$1,939	$2,570		—	6	7
Various	Condominium	Miami, FL	3,296	2,662	634		—	12	36
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	(1)	1	—	—
March 2018	Diversified	Richmond, VA	20,966	11,370	9,596	(2)	1	—	—
Totals			$100,578	$68,581	$31,997

(1)
This property had a third party investor. The third party investor has been allocated $7.0 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the six months ended June 30, 2018, on the consolidated statements of income.

(2)
This property had a third party investor. The third party investor has been allocated $0.4 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the six months ended June 30, 2018, on the consolidated statements of income.

7. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

As of June 30, 2019 and December 31, 2018, the Company had an aggregate investment of $57.8 million and $40.4 million, respectively, in its equity method joint ventures with unaffiliated third parties.

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2019 and December 31, 2018 ($ in thousands):

Entity	June 30, 2019	December 31, 2018

Grace Lake JV, LLC	$3,282	$5,316
24 Second Avenue Holdings LLC	54,469	35,038
Investment in unconsolidated joint ventures	$57,751	$40,354

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2019	2018	2019	2018

Grace Lake JV, LLC	$618	$266	$1,032	$533
24 Second Avenue Holdings LLC	946	(253)	1,490	(468)
Earnings (loss) from investment in unconsolidated joint ventures	$1,564	$13	$2,522	$65

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

During the six months ended June 30, 2019, the Company received no distributions from its investment in Grace Lake JV, LLC. During the six months ended June 30, 2018, the Company received $1.3 million of distributions from its investment in Grace Lake JV, LLC.

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

During the three and six months ended June 30, 2019, the Company recorded $0.9 million and $1.5 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and six months ended June 30, 2018, the Company recorded $(0.3) million and $(0.5) million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2018, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the six months ended June 30, 2019, the Company capitalized $0.1 million of interest expense, using a weighted average interest rate. During the three and six months ended June 30, 2018, the Company recorded $0.4 million and $0.7 million, respectively, of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, during the three months ended March 31, 2019, the Company will no longer capitalize interest related to this investment, and income generated the new loans will be accounted for as earnings from investment in unconsolidated joint ventures.

As of December 31, 2018, 24 Second Avenue had $46.7 million of loans payable to a third party lender. As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction and all certificates of occupancy for the units in 2019. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of June 30, 2019, 24 Second Avenue sold 15 residential condominium units for $40.1 million in total gross sale proceeds and one residential condominium unit was under contract for sale for $4.3 million in gross sales proceeds. As of June 30, 2019, 24 Second Avenue is holding a 15% deposit on the sales contract. As of June 30, 2019, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018

Total assets	$168,530	$167,837
Total liabilities	125,209	116,667
Partners’/members’ capital	$43,321	$51,170

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total revenues	$6,330	$4,972	$11,030	$9,321
Total expenses	3,571	2,801	7,434	6,373
Net income (loss)	$2,759	$2,171	$3,596	$2,948

8. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2019 and December 31, 2018 are as follows ($ in thousands):

June 30, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at June 30, 2019(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$200,501		$399,499	4.14% - 4.64%	2/24/2022	(2)	(3)	$282,722	$282,798
Committed Loan Repurchase Facility	350,000	63,996		286,004	4.62% - 4.97%	5/24/2020	(4)	(5)	98,515	100,652
Committed Loan Repurchase Facility	300,000	177,710		122,290	4.39% - 4.90%	4/10/2020	(6)	(7)	302,349	302,349
Committed Loan Repurchase Facility	300,000	102,499		197,501	4.44% - 4.94%	5/6/2021	(8)	(3)	155,332	155,332
Committed Loan Repurchase Facility	100,000	87,174		12,826	4.21% - 4.65%	7/20/2021	(9)	(3)	133,949	134,211
Committed Loan Repurchase Facility	100,000	53,380		46,620	4.39%	3/26/2020	(10)	(11)	71,800	71,800
Total Committed Loan Repurchase Facilities	1,750,000	685,260		1,064,740					1,044,667	1,047,142
Committed Securities Repurchase Facility	400,000	—		400,000	NA	3/4/2021	N/A	(12)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	582,111		N/A (13)	2.99% - 4.06%	7/2019 - 9/2019	N/A	(12)	637,238	637,238	(14)
Total Repurchase Facilities	2,150,000	1,267,371		1,464,740					1,681,905	1,684,380
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2020	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	734,652	734,652		—	4.25% - 7.00%	2020 - 2029(17)	N/A	(18)	912,888	1,097,090	(19)
CLO Debt	263,216	263,216	(20)	—	3.40% - 5.99%	2021-2034	N/A	(21)	425,439	425,810
Borrowings from the FHLB	1,945,795	1,191,449		754,346	1.47% - 3.00%	2019 - 2024	N/A	(22)	1,493,752	1,500,648	(23)
Senior Unsecured Notes	1,166,201	1,156,400	(24)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$6,526,294	$4,613,088		$2,485,516					$4,513,984	$4,707,928

(1)	June 2019 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	One additional 12-month period at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)	Three additional 12-month periods at Company’s option.

(16)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(17)	Anticipated repayment dates.

(18)	Certain of our real estate investments serve as collateral for our mortgage loan financing.

(19)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(20)	Presented net of unamortized debt issuance costs of $1.0 million at June 30, 2019.

(21)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(22)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(23)	Includes $10.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(24)	Presented net of unamortized debt issuance costs of $9.8 million at June 30, 2019.

(25)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$180,597		$419,403	4.21% - 4.96%	10/1/2020	(2)	(3)	$262,642	$261,602
Committed Loan Repurchase Facility	350,000	63,679		286,321	4.68% - 4.98%	5/24/2019	(4)	(5)	87,385	88,762
Committed Loan Repurchase Facility	300,000	120,631		179,369	4.46% - 4.96%	4/7/2019	(6)	(7)	204,747	205,219
Committed Loan Repurchase Facility	300,000	79,886		220,114	4.44% - 4.94%	5/6/2021	(8)	(3)	117,382	117,366
Committed Loan Repurchase Facility	100,000	52,738		47,262	4.58% - 4.96%	7/20/2021	(9)	(3)	72,154	72,154
Committed Loan Repurchase Facility	100,000	—		100,000	NA	12/26/2019	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,750,000	497,531		1,252,469					744,310	745,103
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(12)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	166,154		N/A (13)	2.99% - 4.55%	1/2019 - 3/2019	N/A	(12)	187,803	187,803	(14)(15)
Total Repurchase Facilities	2,150,000	663,685		1,652,469					932,113	932,906
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2019	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	743,902	743,902		—	4.25% - 7.00%	2020 - 2028(18)	N/A	(19)	939,362	1,108,968	(20)
CLO Debt	601,543	601,543	(21)	—	3.34% - 6.06%	2021-2034	N/A	(22)	710,502	710,737
Participation Financing - Mortgage Loan Receivable	2,453	2,453		—	17.00%	6/6/2019	N/A	(3)	2,453	2,453
Borrowings from the FHLB	1,933,522	1,286,000		647,522	1.18% - 3.01%	2019 - 2024	N/A	(23)	1,652,952	1,655,150	(24)
Senior Unsecured Notes	1,166,201	1,154,991	(25)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations	$6,864,051	$4,452,574		$2,566,421					$4,237,382	$4,410,214

(1)	December 31, 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)
Includes $6.0 million of securities purchased in the secondary market of the Company’s October 2017 CLO issuance. These securities are not included in real estate securities but were rather considered a partial retirement of CLO debt.

(16)	Four additional 12-month periods at Company’s option.

(17)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(18)	Anticipated repayment dates.

(19)	Certain of our real estate investments serve as collateral for our mortgage loan financing.

(20)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(21)	Presented net of unamortized debt issuance costs of $2.6 million at December 31, 2018.

(22)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(23)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(24)	Includes $9.7 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(25)	Presented net of unamortized debt issuance costs of $11.2 million at December 31, 2018.

(26)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into six committed master repurchase agreements, as outlined in the June 30, 2019 table above, totaling $1.8 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of June 30, 2019 and December 31, 2018.

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

On May 24, 2019, the Company exercised its option to extend one of its committed loan repurchase facilities with a major banking institution for a term of one year.

As of June 30, 2019, the Company had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.3 billion. As of June 30, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.4 million, or 5% of our total equity. As of June 30, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 24.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of June 30, 2019 and December 31, 2018, the amount of unamortized costs relating to such facilities are $8.3 million and $6.3 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 7.00%, with anticipated maturity dates between 2020 - 2029 as of June 30, 2019. These loans have carrying amounts of $734.7 million and $743.9 million, net of unamortized premiums of $5.5 million and $5.8 million as of June 30, 2019 and December 31, 2018, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.4 million and $0.8 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2019, respectively. The Company recorded $0.2 million and $0.5 million of premium amortization, which decreased interest expense, for the three and six months ended June 30, 2018, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $912.9 million and $939.4 million as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company executed six and eight term debt agreements, respectively, to finance properties in its real estate portfolio.

On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million.

CLO Debt

The Company completed CLO issuances in the two transactions described below. As of June 30, 2019 and December 31, 2018, the Company had a total of $263.2 million and $601.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $1.0 million and $2.6 million are included in CLO debt as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the CLO debt has interest rates of 3.4% to 5.99% (with a weighted average of 5.1%). As of June 30, 2019, collateral for the CLO debt comprised $425.4 million of first mortgage commercial mortgage real estate loans.

On October 17, 2017, a consolidated subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s consolidated subsidiary. A consolidated subsidiary of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 3.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, the CLO may acquire portions of the future fundings from the Company’s consolidated subsidiary, as long as certain requirements are met. A consolidated subsidiary of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 3.

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million were considered non-recourse secured borrowings and were recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million outstanding as of December 31, 2018. There were no non-recourse secured borrowings recognized in debt obligations on the Company’s consolidated balance sheets as of June 30, 2019, as the loan matured and was repaid during the three months ended June 30, 2019. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2019, respectively. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2018, respectively.

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

As of June 30, 2019, Tuebor had $1.2 billion of borrowings outstanding (with an additional $754.3 million of committed term financing available from the FHLB), with terms of overnight to 5.3 years (with a weighted average of 2.3 years), interest rates of 1.47% to 3.00% (with a weighted average of 2.58%), and advance rates of 55.2% to 100% of the collateral. As of June 30, 2019, collateral for the borrowings was comprised of $825.9 million of CMBS and U.S. Agency Securities and $669.7 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.9 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 25.8% of the Company’s outstanding debt obligations as of June 30, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2019, the Company has a 89.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2019 and December 31, 2018.

Unamortized debt issuance costs of $9.8 million and $11.2 million are included in senior unsecured notes as of June 30, 2019 and December 31, 2018, respectively, in accordance with GAAP.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time after August 1, 2017, the Company may redeem the 2021 Notes in whole or in part, upon not less than 30 nor more than 60 days’ notice, at redemption prices defined in the indenture governing the 2021 Notes, plus accrued and unpaid interest, if any, to the redemption date. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time after October 1, 2020, the Company may redeem the 2025 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption prices defined in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2019 (last 6 months)	$842,102
2020	1,040,826
2021	843,924
2022	655,796
2023	559,305
Thereafter	676,940
Subtotal	4,618,893
Debt issuance costs included in senior unsecured notes	(9,801)
Debt issuance costs included in CLO debt	(971)
Debt issuance costs included in mortgage loan financing	(543)
Premiums included in mortgage loan financing(2)	5,510
Total	$4,613,088

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2019 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of June 30, 2019.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $829.3 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2019.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2019 and December 31, 2018 are as follows ($ in thousands):

June 30, 2019

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,642,160		$1,643,149	$1,653,703	Internal model, third-party inputs	3.31%	2.26
CMBS interest-only(1)	2,166,640	(2)	42,689	44,052	Internal model, third-party inputs	3.63%	2.67
GNMA interest-only(3)	118,858	(2)	2,483	2,291	Internal model, third-party inputs	9.13%	2.72
Agency securities(1)	652		664	663	Internal model, third-party inputs	1.78%	2.11
GNMA permanent securities(1)	32,055		32,291	33,084	Internal model, third-party inputs	3.74%	4.72
Corporate bonds(1)	41,205		40,581	41,418	Internal model, third-party inputs	4.82%	1.64
Equity securities(3)	N/A		13,720	13,204	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,136,334		3,119,857	3,133,579	Discounted Cash Flow(4)	8.01%	1.19
Provision for loan losses	N/A		(18,500)	(18,500)	(5)	N/A	N/A
Mortgage loan receivables held for sale	112,099		111,977	116,531	Internal model, third-party inputs(6)	5.05%	9.41
FHLB stock(7)	61,619		61,619	61,619	(7)	5.50%	N/A
Nonhedge derivatives(1)(8)	344,171		N/A	536	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	957,902		957,902	957,902	Discounted Cash Flow(9)	3.07%	0.29
Repurchase agreements - long-term	309,469		309,469	309,469	Discounted Cash Flow(10)	3.36%	1.52
Mortgage loan financing	729,685		734,652	750,161	Discounted Cash Flow(10)	5.09%	1.82
CLO debt	263,216		263,216	263,216	Discounted Cash Flow(9)	5.10%	4.89
Borrowings from the FHLB	1,191,449		1,191,449	1,199,510	Discounted Cash Flow	2.58%	2.34
Senior unsecured notes	1,166,201		1,156,400	1,185,576	Broker quotations, pricing services	5.39%	3.78

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2019 and December 31, 2018 ($ in thousands):

June 30, 2019

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,629,992		$—	$—	$1,642,058	$1,642,058
CMBS interest-only(1)	2,155,495	(2)	—	—	43,179	43,179
GNMA interest-only(3)	118,858	(2)	—	—	2,291	2,291
Agency securities(1)	652		—	—	663	663
GNMA permanent securities(1)	32,055		—	—	33,084	33,084
Corporate bonds(1)	41,205		—	—	41,418	41,418
Equity securities	N/A		13,204	—	—	13,204
Nonhedge derivatives(4)	344,171		—	536	—	536
			$13,204	$536	$1,762,693	$1,776,433

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,136,334		$—	$—	$3,133,579	$3,133,579
Provision for loan losses	N/A		—	—	(18,500)	(18,500)
Mortgage loan receivable held for sale	112,099		—	—	116,531	116,531
CMBS(5)	12,168		—	—	11,645	11,645
CMBS interest-only(5)	11,145	(2)	—	—	873	873
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,305,747	$3,305,747
Liabilities:
Repurchase agreements - short-term	957,902		$—	$—	$957,902	$957,902
Repurchase agreements - long-term	309,469		—	—	309,469	309,469
Mortgage loan financing	729,685		—	—	750,161	750,161
CLO debt	263,216		—	—	263,216	263,216
Borrowings from the FHLB	1,191,449		—	—	1,199,510	1,199,510
Senior unsecured notes	1,166,201		—	—	1,185,576	1,185,576
			$—	$—	$4,665,834	$4,665,834

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Six Months Ended June 30,
Level 3	2019	2018

Balance at January 1,	$1,385,957	$1,106,517
Transfer from level 2	—	—
Purchases	847,318	243,921
Sales	(379,961)	(161,518)
Paydowns/maturities	(110,400)	(56,707)
Amortization of premium/discount	(6,267)	(12,724)
Unrealized gain/(loss)	18,804	(10,789)
Realized gain/(loss) on sale(1)	7,242	(2,342)
Balance at June 30,	$1,762,693	$1,106,358

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2019

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,653,703		Discounted cash flow	Yield (4)	—%	3.23%	20.87%
				Duration (years)(5)	0.00	1.71	7.37
CMBS interest-only(1)	44,052	(2)	Discounted cash flow	Yield (4)	1.95%	4.16%	9.88%
				Duration (years)(5)	0.20	2.63	3.85
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	2,291	(2)	Discounted cash flow	Yield (4)	(6)%	14.03%	59.34%
				Duration (years)(5)	0.62	2.81	10.02
				Prepayment speed (CPJ)(5)	5.00	6.74	15.00
Agency securities(1)	663		Discounted cash flow	Yield (4)	—%	1.53%	2.01%
				Duration (years)(5)	0.00	2.58	3.39
GNMA permanent securities(1)	33,084		Discounted cash flow	Yield (4)	2.08%	3.52%	6.67%
				Duration (years)(5)	2.62	3.60	6.67
Corporate bonds(1)	41,418		Discounted cash flow	Yield (4)	3.48%	3.51%	3.52%
				Duration (years)(5)	1.27	1.37	2.07
Total	$1,775,211

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

There were no assets carried at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

The following table summarizes the fair value write-downs to assets carried at fair value on a nonrecurring basis ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Impairment of real estate
Real estate, net(1)(2)	$—	$—	$1,350	$—

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

10. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2019 and December 31, 2018 ($ in thousands):

June 30, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	0.86
Futures
5-year Swap	95,800	187	—	0.25
10-year Swap	175,900	343	—	0.25
5-year U.S. Treasury Note	2,900	6	—	0.25
Total futures	274,600	536	—
Total derivatives	$344,171	$536	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$69,571	$—	$—	1.35
Futures
5-year Swap	$274,900	$—	$526	0.25
10-year Swap	227,700	—	436	0.25
5-year U.S. Treasury Note	6,800	—	13	0.25
Total futures	509,400	—	975
Total derivatives	$578,971	$—	$975

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(1,046)	$(14,361)	$(15,407)	$1,511	$(27,894)	$(26,383)
Credit Derivatives	66	(116)	(50)	—	(108)	(108)
Total	$(980)	$(14,477)	$(15,457)	$1,511	$(28,002)	$(26,491)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$568	$6,513	$7,081	$888	$20,885	$21,773
Swaps	—	—	—	1,403	(848)	555
Credit Derivatives	—	—	—	49	(337)	(288)
Total	$568	$6,513	$7,081	$2,340	$19,700	$22,040

The Company’s counterparties held $3.1 million and $5.0 million of cash margin as collateral for derivatives as of June 30, 2019 and December 31, 2018, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of June 30, 2019 and December 31, 2018, the Company was in compliance with these requirements and not in default on its indebtedness. As of June 30, 2019 and December 31, 2018, there was no cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

11. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2019 and December 31, 2018. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of June 30, 2019
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$536	$—	$536	$—	$—	$536
Total	$536	$—	$536	$—	$—	$536

(1) Included in restricted cash on consolidated balance sheets.

As of June 30, 2019
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$1,267,371	$—	$1,267,371	$1,267,371	$—	$—
Total	$1,267,371	$—	$1,267,371	$1,267,371	$—	$—

(1) Included in restricted cash on consolidated balance sheets.

As of December 31, 2018
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)

Derivatives	$975	$—	$975	$—	$975	$—
Repurchase agreements	663,685	—	663,685	663,685	—	—
Total	$664,660	$—	$664,660	$663,685	$975	$—

(1) Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2019 and December 31, 2018 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

During the six months ended June 30, 2019, 1,139,411 Series REIT LP Units and 1,139,411 Series TRS LP Units were collectively exchanged for 1,139,411 shares of Class A common stock and 1,139,411 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the six months ended June 30, 2018, 4,349,832 Series REIT LP Units and 4,349,832 Series TRS LP Units were collectively exchanged for 4,349,832 shares of Class A common stock; and 4,349,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the six months ended June 30, 2019, the Company repurchased 40,065 shares of Class A common stock. As of June 30, 2019, the Company has a remaining amount available for repurchase of $41.1 million, which represents 2.3% in the aggregate of its outstanding Class A common stock, based on the closing price of $16.61 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2019		$41,132

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of June 30, 2018		$41,769

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2019 and 2018:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
May 30, 2019	0.340
Total	$0.680

February 27, 2018	$0.315
May 30, 2018	0.325
Total	$0.640

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2019 and 2018 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	16,738	2,044	18,782
Exchange of noncontrolling interest for common stock	65	(65)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
June 30, 2019	$12,171	$1,374	$13,545

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(9,506)	(1,598)	(11,104)
Exchange of noncontrolling interest for common stock	(143)	143	—
Rebalancing of ownership percentage between Company and Operating Partnership	6	(6)	—
June 30, 2018	$(9,855)	$(1,345)	$(11,200)

13. NONCONTROLLING INTERESTS

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2019, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.3 million as of June 30, 2019. Upon the adoption of ASU 2015-02, which amended ASC 810, Consolidation, in the quarter ended March 31, 2016, the Operating Partnership is now determined to be a VIE, however, since the Company was previously consolidating the Operating Partnership, the adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of June 30, 2019, the Company consolidates eight ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 20 office buildings, two industrial properties, one condominium complex and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

14. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2019	2018	2019	2018

Basic Net income (loss) available for Class A common shareholders	$32,244	$38,406	$54,419	$89,281
Diluted Net income (loss) available for Class A common shareholders	$32,244	$38,406	$54,419	$89,281
Weighted average shares outstanding
Basic	105,511,385	96,810,266	104,888,925	96,003,151
Diluted	105,892,420	97,165,899	105,742,589	96,276,824

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2019 and 2018 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and six months ended June 30, 2019 and 2018, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and six months ended June 30, 2019 and 2018, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and six months ended June 30, 2019 and 2018, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and six months ended June 30, 2019 and 2018, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share amounts)	2019	2018	2019	2018

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$32,244	$38,406	$54,419	$89,281
Denominator:
Weighted average number of shares of Class A common stock outstanding	105,511,385	96,810,266	104,888,925	96,003,151
Basic net income (loss) per share of Class A common stock	$0.31	$0.40	$0.52	$0.93

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$32,244	$38,406	$54,419	$89,281
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	—	—	—
Additional corporate tax (expense) benefit	—	—	—	—
Diluted net income (loss) attributable to Class A common shareholders	32,244	38,406	54,419	89,281
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	105,511,385	96,810,266	104,888,925	96,003,151
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	—	—	—
Incremental shares of unvested Class A restricted stock	381,035	355,633	853,664	273,673
Diluted weighted average number of shares of Class A common stock outstanding	105,892,420	97,165,899	105,742,589	96,276,824
Diluted net income (loss) per share of Class A common stock	$0.30	$0.40	$0.51	$0.93

(1)
For three and six months ended June 30, 2019 and 2018, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

15. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 with Respect to 2014 Performance	$—	$—	$—	$172
Annual Incentive Awards Granted in 2016 with Respect to 2015 Performance	—	325	131	647
Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance(1)	282	509	676	1,131
Other 2017 Restricted Stock Awards(1)	25	76	76	181
Annual Incentive Awards Granted in 2017 with Respect to 2017 Performance(1)	580	1,087	1,365	2,202
2018 Restricted Stock Awards	—	93	32	136
Other 2018 Restricted Stock Awards(1)	10	3	21	3
Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance(1)	2,481	—	12,295	—
2019 Restricted Stock Awards	87	—	149	—
Other Employee/Director Awards	4	12	16	33
Total Stock Based Compensation Expense	$3,469	$2,105	$14,761	$4,505

Phantom Equity Investment Plan	$(98)	$—	$704	$—
Ladder Capital Corp Deferred Compensation Plan	$—	$236	$—	$919
Bonus Expense	$7,717	$7,782	$14,501	$17,562

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris, our Chief Executive Officer.

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

Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance

For 2016 performance, management received stock-based incentive equity (the “Annual Restricted Stock Awards”). On February 18, 2017, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $10.2 million which represents 736,461 shares of restricted Class A common stock in connection with 2016 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. For other Management Grantees, 50% of each restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of each restricted stock award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates and subject to the applicable Retirement Eligibility Date. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for those years. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the 3 year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest on the last day of such subsequent year (the “Catch-Up Provision”). If the term “core earnings” is no longer used in the Company’s SEC filings and approved by the compensation committee, then the Performance Target will be calculated using such other pre-tax performance measurement defined in the Company’s SEC filings, as determined by the compensation committee. The Company met the Performance Target for the years ended December 31, 2018 and 2017.

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

On February 18, 2017, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.2 million, representing 16,245 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one year vesting period.

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

2018 Restricted Stock Awards

On February 18, 2018, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 25,370 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one year vesting period.

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

2019 Restricted Stock Awards

On February 18, 2019, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 25,626 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one year vesting period.

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

On June 4, 2019, a new member of the board of directors received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 4,568 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. These shares of restricted Class A common stock were a re-issuance of treasury stock. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

Summary of Restricted Stock and Stock Option Expense and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Number of Shares/Options	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value	Number of Shares/Options	Weighted Average Fair Value

Grants - Class A Common Stock (restricted)	4,568	$75	3,566	$50	1,546,251	$27,146	28,936	$425
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	11,113	185	—	—
Stock Options	—	—	—	—	12,073	—	—	—

Amortization to compensation expense
Ladder compensation expense		(3,469)		(2,105)		(14,761)		(4,505)
Total amortization to compensation expense		$(3,469)		$(2,105)		$(14,761)		$(4,505)

The table below presents the number of unvested shares and outstanding stock options at June 30, 2019 and changes during 2019 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2018	1,118,194	982,135
Granted	1,556,682	12,073
Exercised		—
Vested	(1,116,901)
Forfeited	(8,702)	—
Expired		—
Nonvested/Outstanding at June 30, 2019	1,549,273	994,208

Exercisable at June 30, 2019		994,208

At June 30, 2019 there was $17.9 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 36 months, with a weighted-average remaining vesting period of 27.7 months.

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

As of June 30, 2018 there was $10.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 23.1 months.

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

In the event that a participant elected to (or was required to) defer a portion of his or her compensation pursuant to the 2014 Deferred Compensation Plan, such amount was not paid to the participant and was instead credited to such participant’s notional account under the 2014 Deferred Compensation Plan. Such amounts were then invested on a phantom basis in Class A common stock of the Company, or the phantom units, and a participant’s account is credited with any dividends or other distributions received by holders of Class A common stock of the Company, which are subject to the same vesting and payment conditions as the applicable contributions. Elective contributions were immediately vested upon contribution. Mandatory contributions are subject to one-third vesting over three years on a straight-line basis following the applicable year in which the related compensation was earned and mandatory contributions for compensation earned in 2016 and 2017 remain in the 2014 Deferred Compensation Plan, subject to vesting in 2019 and 2020, respectively.

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

As of June 30, 2019, there are 255,089 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 135,860 are unvested, resulting in a liability of $4.2 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2018, there were 380,662 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 130,389 are unvested, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 7, 2019, the board of directors of Ladder Capital Corp approved 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. During the three and six months ended June 30, 2019, the Company recorded compensation expense of $7.7 million and $14.5 million, respectively, related to bonuses. During the three and six months ended June 30, 2018, the Company recorded compensation expense of $7.8 million and $17.6 million, respectively, related to bonuses.

16. INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2015. As such, the Company’s income is generally not subject to U.S. Federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(1.3) million and $(7.4) million for the three and six months ended June 30, 2019, respectively. Current income tax expense (benefit) was $(0.5) million and $3.0 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company’s net deferred tax assets (liabilities) were $(4.1) million and $2.3 million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $3.5 million and $6.7 million for the three and six months ended June 30, 2019, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $1.0 million and $1.5 million for the three and six months ended June 30, 2018, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2019, the Company has a deferred tax asset of $6.3 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2019, the tax years 2015-2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In January 2019, a settlement was reached with New York State pertaining to an audit of these corporate entities for the years 2013-2015. As a result of the settlement, during the year ended December 31, 2018, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. Pursuant to the indemnification, management expects to recover $2.5 million of such amounts and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. As of July 31, 2019, the Company has collected all amounts owed by the indemnity counterparties related to the 2013-2015 audit. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. The Company does not expect the audit to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of June 30, 2019 and December 31, 2018, the Company’s unrecognized tax benefit is a liability for $0.9 million and $0.8 million, respectively, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of June 30, 2019, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

As of June 30, 2019 and December 31, 2018, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of June 30, 2019, members of senior management have $0.8 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The loan was repaid during the three months ended June 30, 2019. See Note 8, Debt Obligations, Net for further detail. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2019, respectively, which is included in accrued expenses on the consolidated balance sheets. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2018, respectively, which is included in accrued expenses on the consolidated balance sheets.

On December 12, 2018, Ladder provided a $6.4 million first mortgage interest-only loan to a borrower affiliated with principals of Related to facilitate the acquisition of a gym facility and associated parking located in Woodbury, New York. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 12% interest in the borrowing entity and is a member of Ladder’s board of directors. For the three and six months ended June 30, 2019, the Company earned $14.5 thousand and $0.1 million, respectively, in interest income related to this loan.

On March 5, 2019, Ladder provided a $14.3 million first mortgage interest-only loan to a borrower affiliated with principals of Related to refinance a gym facility and associated parking located in Bloomfield Heights, Michigan. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 0.7% interest in the borrowing entity and is a member of Ladder’s board of directors. For the three and six months ended June 30, 2019, the Company earned $0.2 million and $0.3 million, respectively, in interest income related to this loan.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. There is no cumulative effect on retained earnings or other components of equity recognized as of January 1, 2019. As of June 30, 2019, the Company had a $3.0 million lease liability and a $2.9 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.7 million and $3.3 million for the three and six months ended June 30, 2019, respectively, and are included in operating lease income on the Company’s consolidated statements of income, compared to $1.9 million and $5.5 million of tenant reimbursements for the three and six months ended June 30, 2018, respectively.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 7, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of June 30, 2019, the Company’s off-balance sheet arrangements consisted of $228.6 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2018, the Company’s off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended June 30, 2019
Interest income	$69,794	$15,210	$7	$311		$85,322
Interest expense	(14,224)	(4,130)	(9,091)	(24,924)		(52,369)
Net interest income (expense)	55,570	11,080	(9,084)	(24,613)		32,953
Provision for loan losses	(300)	—	—	—		(300)
Net interest income (expense) after provision for loan losses	55,270	11,080	(9,084)	(24,613)		32,653

Operating lease income	—	—	27,780	—		27,780
Sale of loans, net	20,264	—	—	—		20,264
Realized gain (loss) on securities	—	4,464	—	—		4,464
Unrealized gain (loss) on equity securities	—	(990)	—	—		(990)
Unrealized gain (loss) on Agency interest-only securities	—	11	—	—		11
Realized gain on sale of real estate, net	—	—	(1,124)	—		(1,124)
Fee and other income	5,947	333	—	916		7,196
Net result from derivative transactions	(8,518)	(6,939)	—	—		(15,457)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,564	—		1,564
Total other income (loss)	17,693	(3,121)	28,220	916		43,708

Salaries and employee benefits	—	—	—	(14,907)		(14,907)
Operating expenses	—	—	—	(6,012)	(3)	(6,012)
Real estate operating expenses	—	—	(6,032)	—		(6,032)
Fee expense	(1,058)	(87)	(38)	—		(1,183)
Depreciation and amortization	—	—	(9,910)	(25)		(9,935)
Total costs and expenses	(1,058)	(87)	(15,980)	(20,944)		(38,069)

Income Tax (expense) benefit	—	—	—	(2,219)		(2,219)
Segment profit (loss)	$71,905	$7,872	$3,156	$(46,860)		$36,073

Total assets as of June 30, 2019	$3,213,334	$1,788,415	$1,042,128	$362,898		$6,406,775

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended June 30, 2018
Interest income	$76,485	$8,662	$5	$78		$85,230
Interest expense	(15,488)	(1,085)	(8,732)	(23,112)		(48,417)
Net interest income (expense)	60,997	7,577	(8,727)	(23,034)		36,813
Provision for loan losses	(300)	—	—	—		(300)
Net interest income (expense) after provision for loan losses	60,697	7,577	(8,727)	(23,034)		36,513

Operating lease income	—	—	26,171	—		26,171
Sale of loans, net	6,144	—	—	—		6,144
Realized gain (loss) on securities	—	(1,243)	—	—		(1,243)
Unrealized gain (loss) on Agency interest-only securities	—	110	—	—		110
Realized gain on sale of real estate, net	—	—	1,628	—		1,628
Fee and other income	3,866	72	1,634	905		6,477
Net result from derivative transactions	3,886	3,195	—	—		7,081
Earnings (loss) from investment in unconsolidated joint ventures	—	—	13	—		13
Total other income (loss)	13,896	2,134	29,446	905		46,381

Salaries and employee benefits	—	—	—	(13,866)		(13,866)
Operating expenses	(86)	—	—	(5,511)	(3)	(5,597)
Real estate operating expenses	—	—	(7,836)	—		(7,836)
Fee expense	(615)	(96)	(88)	—		(799)
Depreciation and amortization	—	—	(10,637)	(19)		(10,656)
Total costs and expenses	(701)	(96)	(18,561)	(19,396)		(38,754)

Income Tax (expense) benefit	—	—	—	(573)		(573)
Segment profit (loss)	$73,892	$9,615	$2,158	$(42,098)		$43,567

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Six months ended June 30, 2019
Interest income	$142,947	$28,329	$15	$498		$171,789
Interest expense	(28,981)	(6,618)	(17,973)	(50,046)		(103,618)
Net interest income (expense)	113,966	21,711	(17,958)	(49,548)		68,171
Provision for loan losses	(600)	—	—	—		(600)
Net interest income (expense) after provision for loan losses	113,366	21,711	(17,958)	(49,548)		67,571

Operating lease income	—	—	56,701	—		56,701
Sale of loans, net	27,342	—	—	—		27,342
Realized gain (loss) on securities	—	7,329	—	—		7,329
Unrealized gain (loss) on equity securities	—	1,088	—	—		1,088
Unrealized gain (loss) on Agency interest-only securities	—	22	—	—		22
Realized gain on sale of real estate, net	—	—	(1,119)	—		(1,119)
Impairment of real estate	—	—	(1,350)	—		(1,350)
Fee and other income	9,257	737	7	1,881		11,882
Net result from derivative transactions	(13,716)	(12,775)	—	—		(26,491)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	2,522	—		2,522
Gain (loss) on extinguishment of debt	—	—	(1,070)	—		(1,070)
Total other income (loss)	22,883	(3,599)	55,691	1,881		76,856

Salaries and employee benefits	—	—	—	(38,481)		(38,481)
Operating expenses	—	—	—	(11,413)	(3)	(11,413)
Fee expense	(2,252)	(187)	(456)	—		(2,895)
Depreciation and amortization	—	—	(20,112)	(50)		(20,162)
Total costs and expenses	(2,252)	(187)	(32,074)	(49,944)		(84,457)

Income Tax (expense) benefit	—	—	—	634		634
Segment profit (loss)	$133,997	$17,925	$5,659	$(96,977)		$60,604

Total assets as of June 30, 2019	$3,213,334	$1,788,415	$1,042,128	$362,898		$6,406,775

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Six months ended June 30, 2018
Interest income	$146,494	$16,676	$10	$257		$163,437
Interest expense	(29,054)	(1,941)	(16,586)	(45,549)		(93,130)
Net interest income (expense)	117,440	14,735	(16,576)	(45,292)		70,307
Provision for loan losses	(3,300)	—	—	—		(3,300)
Net interest income (expense) after provision for loan losses	114,140	14,735	(16,576)	(45,292)		67,007

Operating lease income	—	—	54,310	—		54,310
Sale of loans, net	11,032	—	—	—		11,032
Realized gain (loss) on securities	—	(2,342)	—	—		(2,342)
Unrealized gain (loss) on Agency interest-only securities	—	313	—	—		313
Realized gain on sale of real estate, net	—	—	32,637	—		32,637
Fee and other income	6,929	72	3,416	2,311		12,728
Net result from derivative transactions	10,774	11,266	—	—		22,040
Earnings (loss) from investment in unconsolidated joint ventures	—	—	65	—		65
Gain (loss) on extinguishment of debt	(69)	—	—	—		(69)
Total other income (loss)	28,666	9,309	90,428	2,311		130,714

Salaries and employee benefits	—	—	—	(30,962)		(30,962)
Operating expenses	—	—	—	(11,144)	(3)	(11,144)
Real estate operating expenses	—	—	(16,654)			(16,654)
Fee expense	(1,232)	(206)	(203)	—		(1,641)
Depreciation and amortization	—	—	(21,441)	(38)		(21,479)
Total costs and expenses	(1,232)	(206)	(38,298)	(42,144)		(81,880)

Income Tax (expense) benefit	—	—	—	(4,476)		(4,476)
Segment profit (loss)	$141,574	$23,838	$35,554	$(89,601)		$111,365

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $57.8 million and $40.4 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $57.9 million as of June 30, 2019 and December 31, 2018, respectively, the Company’s deferred tax asset (liability) of $(4.1) million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively and the Company’s senior unsecured notes of $1.2 billion as of June 30, 2019 and December 31, 2018.

(3)
Includes $3.6 million and $6.1 million of professional fees for the three and six months ended June 30, 2019, respectively. Includes $2.8 million and $5.7 million of professional fees for the three and six months ended June 30, 2018, respectively.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $23.6 billion of commercial real estate loans from our inception through June 30, 2019. During this timeframe, we also acquired $11.4 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.7 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2019, we originated $15.8 billion of conduit loans, $15.8 billion of which were sold into 62 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2019, we had $6.4 billion in total assets and $1.6 billion of total equity. Our assets included $3.2 billion of loans, $1.8 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of June 30, 2019, we had $1.2 billion of unsecured debt financing outstanding. This unsecured financing was comprised of $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”), and there were no borrowings outstanding under our $266.4 million Revolving Credit Facility.

In addition, as of June 30, 2019, we had $3.5 billion of secured debt financing outstanding. This financing was comprised of $1.2 billion of financing from the Federal Home Loan Bank (the “FHLB”), $685.3 million of committed secured term repurchase agreement financing, $582.1 million of other securities financing, $734.7 million of third-party, non-recourse mortgage debt and $263.2 million of collateralized loan obligation (“CLO”) debt.

As of June 30, 2019, we had $2.5 billion of committed, undrawn total funding capacity available, consisting of $266.4 million of availability under our $266.4 million Revolving Credit Facility, $754.3 million of undrawn committed FHLB financing and $1.5 billion of other undrawn committed financings. As of June 30, 2019, our debt-to-equity ratio was 2.8:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of June 30, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2019, our management team and directors held interests in our Company comprising 11.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer is an additional officer of Ladder. We employ 71 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Our Businesses

We invest primarily in loans, securities and other interests in U.S. commercial real estate, with a focus on senior secured assets. Our complementary business segments are designed to provide us with the flexibility to opportunistically allocate capital in order to generate attractive risk-adjusted returns under varying market conditions. The following table summarizes the carrying value of our investment portfolio as reported in our consolidated financial statements as of the dates indicated below ($ in thousands):

	June 30, 2019		December 31, 2018
Loans

Balance sheet loans:
Balance sheet first mortgage loans	$2,976,625	46.4%	$3,170,788	50.5%
Other commercial real estate-related loans	143,232	2.2%	147,602	2.4%
Provision for loan losses	(18,500)	(0.3)%	(17,900)	(0.3)%
Total balance sheet loans	3,101,357	48.3%	3,300,490	52.6%
Conduit first mortgage loans	111,977	1.7%	182,439	2.9%
Total loans	3,213,334	50.0%	3,482,929	55.5%
Securities
CMBS investments	1,697,755	26.6%	1,308,331	20.8%
U.S. Agency Securities investments	36,038	0.6%	36,374	0.6%
Corporate bonds	41,418	0.6%	53,871	0.9%
Equity securities	13,204	0.2%	11,550	0.2%
Total securities	1,788,415	28.0%	1,410,126	22.5%
Real Estate
Real estate and related lease intangibles, net	984,377	15.4%	998,022	15.9%
Total real estate	984,377	15.4%	998,022	15.9%
Other Investments
Investments in and advances to unconsolidated joint ventures	57,751	0.9%	40,354	0.6%
FHLB stock	61,619	1.0%	57,915	0.9%
Total other investments	119,370	1.9%	98,269	1.5%
Total investments	6,105,496	95.3%	5,989,346	95.4%
Cash, cash equivalents and restricted cash	215,433	3.4%	98,450	1.6%
Other assets	85,846	1.3%	185,076	3.0%
Total assets	$6,406,775	100.0%	$6,272,872	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2019, we held a portfolio of 147 balance sheet first mortgage loans with an aggregate book value of $3.0 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 70.1% at June 30, 2019.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2019, we held a portfolio of 29 other commercial real estate-related loans with an aggregate book value of $143.2 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 69.8% at June 30, 2019.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. From our inception in 2008 through June 30, 2019, we have originated and funded $15.8 billion of conduit first mortgage loans and securitized $15.8 billion of such mortgage loans in 62 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017, nine securitizations in 2018 and three securitization in 2019. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization from Ladder’s CMBS shelf in June 2017 and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of June 30, 2019, we held eight first mortgage loans that were available for contribution into a securitization with an aggregate book value of $112.0 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 64.1% at June 30, 2019. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of June 30, 2019 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company. As of June 30, 2019, the estimated fair value of our portfolio of CMBS investments totaled $1.7 billion in 163 CUSIPs ($10.4 million average investment per CUSIP). As of June 30, 2019, included in the $1.7 billion of CMBS securities are $12.5 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 86.7% AAA/Aaa-rated securities and 13.3% of other investment grade-rated securities, including 10.7% rated AA/Aa, 1.6% rated A/A and 1.1% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2019, our CMBS investments had a weighted average duration of 2.3 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2019, by property count and market value, respectively, 52.6% and 76.6% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 4.1% and 36.6%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.2% by property count and 0.0% to 8.5% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of June 30, 2019, the estimated fair value of our portfolio of U.S. Agency Securities was $36.0 million in 20 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 4.5 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of June 30, 2019, by market value, 75.9% and 19.3% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 76% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of June 30, 2019 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including but not limited to debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $20.0 million. As of June 30, 2019, the estimated fair value of our portfolio of debt securities was $41.4 million in two CUSIPs ($20.7 million average investment per CUSIP), with a weighted average duration of 1.6 years.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of June 30, 2019, the estimated fair value of our portfolio of equity securities was $13.2 million in three CUSIPs ($4.4 million average investment per CUSIP).

Real Estate

Commercial Real Estate Properties.  As of June 30, 2019, we owned 147 single tenant net leased properties with an aggregate book value of $666.4 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2019, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 15 years and a weighted average remaining lease term of 12.9 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

In addition, as of June 30, 2019, we owned 68 diversified commercial real estate properties with an aggregate book value of $315.0 million. Through separate joint ventures, we owned a 40 property student housing portfolio in Isla Vista, CA with a book value of $83.2 million and an occupancy rate of 75.3%, a portfolio of 12 office buildings in Richmond, VA with a book value of $76.2 million with an 85.3% occupancy rate, an apartment complex in Miami, FL with a book value of $35.8 million and an occupancy rate of 90.9%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $23.9 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.3 million and an 75.2% occupancy rate, a 13-story office building in Oakland County, MI with a book value of $10.7 million and a 81.2% occupancy rate, and a single-tenant industrial building in Grand Rapids, MI with a book value of $4.9 million. We also own a single-tenant office building in Ewing, NJ with a book value of $27.6 million, a hotel in Omaha, NE with a book value of $17.9 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.1 million, a shopping center in Carmel, NY with a book value of $6.2 million and a 44.4% occupancy rate, and an office building in Peoria, IL with a book value of $3.3 million and a 50.8% occupancy rate.

Residential Real Estate.  We sold no condominium units at Veer Towers in Las Vegas, NV, during the six months ended June 30, 2019. As of June 30, 2019, we owned one residential condominium unit at Veer Towers in Las Vegas, NV with a book value of $0.4 million through a joint venture, and we expect to complete the sale of this remaining unit in 2019. As of June 30, 2019, there were no condominium units under contract for sale. As of June 30, 2019, the remaining condominium unit we hold is not rented or occupied.

We sold 13 condominium units at Terrazas River Park Village in Miami, FL, during the six months ended June 30, 2019, generating aggregate gains on sale of $0.4 million. As of June 30, 2019, we owned nine residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $2.6 million, and we intend to sell these remaining units in less than 21 months. As of June 30, 2019, two condominium units were under contract for sale with a book value of $0.5 million. As of June 30, 2019, the remaining condominium units we hold were 55.6% rented and occupied. During the six months ended June 30, 2019, the Company recorded $0.2 million of rental income from the condominium units.

The Company holds these residential condominium units in its TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of June 30, 2019 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Fayette, MO	06/26/19	$1,423	2019	1/31/34	10,566	$1,493	$—	$1,493	$103	100.0%
Centralia, IL	04/25/19	1,242	2019	2/28/34	9,002	1,299	—	1,299	90	100.0%
Trenton, MO	02/26/19	1,164	2019	12/31/33	9,100	1,214	—	1,214	84	100.0%
Houghton Lake, MI	02/26/19	1,242	2018	12/31/33	9,100	1,292	—	1,292	90	100.0%
Pelican Rapids, MN	12/26/18	1,195	2018	10/31/33	9,100	1,240	921	319	87	100.0%
Carthage, MO	12/26/18	1,099	2018	10/31/33	7,489	1,153	849	304	80	100.0%
Bolivar, MO	12/26/18	1,175	2018	10/31/33	9,026	1,227	898	329	85	100.0%
Pinconning, MI	12/06/18	1,235	2018	9/30/33	9,026	1,276	952	324	90	100.0%
New Hampton, IA	11/30/18	1,317	2018	9/30/33	9,002	1,449	1,017	432	96	100.0%
Ogden, IA	10/03/18	1,137	2018	7/31/33	7,489	1,163	857	306	82	100.0%
Moscow Mills, MO	04/12/18	1,237	2018	1/31/33	9,026	1,268	991	277	90	100.0%
Foley, MN	04/12/18	1,176	2018	1/1/33	7,489	1,190	883	307	85	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Wonder Lake, IL	04/12/18	1,256	2017	7/31/32	9,100	1,280	943	337	91	100.0%
Kirbyville, MO	04/02/18	1,156	2018	1/31/33	9,026	1,177	870	307	84	100.0%
Gladwin, MI	04/02/18	1,171	2017	1/31/33	9,026	1,202	883	319	85	100.0%
Rockford, MN	12/08/17	1,195	2017	10/31/32	9,002	1,176	885	291	87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,249	934	315	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,226	916	310	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,200	950	250	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,329	1,019	310	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,293	988	305	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,263	950	313	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,159	904	255	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,226	955	271	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,280	970	310	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	132,850	83,315	49,535	7,403	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,169	868	301	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,125	890	235	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,155	870	285	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,286	998	288	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,190	909	281	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,359	1,106	253	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,328	1,007	321	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,345	4,913	1,432	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,194	916	278	87	100.0%
Lamar, MO	07/22/16	1,175	2016	5/31/31	9,100	1,145	906	239	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,241	950	291	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,139	950	189	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,377	1,056	321	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,287	1,023	264	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,094	864	230	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,199	929	270	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,213	1,006	207	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,335	1,022	313	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,288	986	302	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,174	948	226	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,052	889	163	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	952	786	166	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,144	964	180	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,142	926	216	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,270	1,052	218	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,417	1,134	283	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,309	1,123	186	101	100.0%
Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,272	1,036	236	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,114	942	172	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,331	1,084	247	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,161	836	325	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,102	773	329	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,090	819	271	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,083	7,969	3,114	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,271	897	374	93	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	4,953	3,632	1,321	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,149	8,818	3,331	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,172	819	353	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,039	783	256	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,029	740	289	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,265	904	361	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,058	740	318	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,138	932	206	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,258	1,002	256	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,013	823	190	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,069	862	207	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	994	705	289	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,088	769	319	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,163	815	348	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,361	4,699	1,662	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,156	821	335	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,130	821	309	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,453	6,523	1,930	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,061	789	272	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,225	865	360	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,150	855	295	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,108	822	286	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	938	697	241	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,284	907	377	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	977	716	261	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	884	629	255	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,049	779	270	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	1,007	746	261	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	985	733	252	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,090	785	305	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	965	720	245	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,084	804	280	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	826	648	178	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	9,872	8,927	945	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,599	4,559	1,040	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,547	3,704	843	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,686	3,828	858	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	24,101	18,589	5,512	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,137	892	245	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	957	767	190	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	900	721	179	77	100.0%
Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,620	5,662	1,958	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	7,802	6,407	1,395	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,328	2,795	533	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	15,598	12,810	2,788	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,328	11,683	2,645	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,382	8,328	2,054	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,139	7,784	1,355	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,102	7,572	1,530	642	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,546	7,096	1,450	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,473	5,089	2,384	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,736	3,061	675	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,267	3,910	357	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	2,916	2,484	432	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	27,682	22,822	4,860	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	6,451	5,683	768	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,677	2,982	695	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,151	3,238	913	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	9/30/32	14,820	4,308	3,310	998	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/32	14,820	3,842	2,939	903	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/33	14,550	5,007	3,871	1,136	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	3/30/32	14,550	4,337	3,440	897	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/37	14,820	5,758	4,534	1,224	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/33	14,550	4,712	3,797	915	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/31	15,371	4,137	3,048	1,089	300	100.0%
Wichita, KS	12/14/12	7,200	2012	12/31/32	73,322	5,603	4,751	852	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	8/31/32	103,680	21,684	18,800	2,884	2,256	100.0%
Vineland, NJ	09/21/12	22,507	2003	8/31/32	115,368	16,715	13,817	2,898	1,695	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	8/31/32	116,620	14,800	12,414	2,386	1,523	100.0%
Waldorf, MD	09/21/12	18,803	1999	8/31/32	115,660	14,870	11,543	3,327	1,416	100.0%
Mooresville, NC	09/21/12	17,644	2000	8/31/32	108,528	12,763	10,831	1,932	1,329	100.0%
Sennett, NY	09/21/12	7,476	1996	8/31/32	68,160	5,321	4,690	631	641	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	903	812	91	98	100.0%
Orange City, FL	05/23/12	1,317	2011	4/30/27	9,026	962	798	164	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	749	719	30	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	6/30/34	13,650	4,213	3,387	826	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,113	5,302	811	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,206	5,158	1,048	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	3/22/32	14,820	5,576	4,566	1,010	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/29/31	85,188	11,476	11,070	406	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/32	14,820	3,196	2,571	625	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	1/31/33	14,691	4,006	3,140	866	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	10/31/32	14,752	4,494	3,524	970	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/33	13,434	4,385	3,314	1,071	417	100.0%
Elkton, MD	07/27/10	4,872	2008	10/31/33	13,706	3,789	2,978	811	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/33	14,820	3,809	2,948	861	362	100.0%
Total Net Leased		742,589			5,224,039	666,379	507,365	159,014	50,118

Diversified
Omaha, NE	02/27/19	18,200	1969		108,555	17,929	—	17,929	—	100.0%
Isla Vista, CA	05/01/18	83,442	2005	7/2/19(6)	117,324	83,154	69,070	14,084	6,374	75.0%	(8)
Lithia Springs, GA	03/08/18	24,466	2005		617,969	23,949	18,270	5,679	—	70.6%	(8)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	10,053	6,029	4,024	675	100.0%
Miami, FL	08/31/17	38,145	1987	9/30/18(8)	166,176	35,769	—	35,769	3,873	80.0%	(8)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,266	—	3,266	1,663	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	27,551	21,761	5,790	1,999	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,196	—	6,196	463	100.0%
Grand Rapids, MI	06/18/15	6,300	1992	6/30/24	160,000	4,948	4,843	105	572	97.0%	(8)

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,257	15,614	(357)	2,567	77.5%	(8)
Richmond, VA	06/07/13	118,406	1984	4/30/21	994,040	76,181	73,631	2,550	11,377	77.5%	(8)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	10,714	18,069	(7,355)	4,445	90.0%	(8)
Total Diversified		376,111			3,070,991	314,967	227,287	87,680	34,008

Condominium
Miami, FL	11/21/13	80,000	2010		(10)	2,613	—	2,613	147	100.0%	(11)
Las Vegas, NV	12/20/12	119,000	2006		(12)	419	—	419	—	98.8%	(8)(13)
Total Condominium		199,000			—	3,032	—	3,032	147
Total		$1,317,700			8,295,030	$984,378	$734,652	$249,726	$84,273

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2019. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	Property is a hotel.

(6)	40 property student housing portfolio with 73 leaseable units with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(7)	Property was acquired with no lease in place.

(8)	See Note 13 to our consolidated financial statements for further information regarding noncontrolling interests.

(9)	This is an apartment complex with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(10)	Nine remaining condominium units. As of June 30, 2019, two condominium units were under contract for sale with a book value of $0.5 million.

(11)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(12)	One remaining condominium unit. There were no condominium units under contract for sale as of June 30, 2019.

(13)	We own, through a majority-owned joint venture with an operating partner, a residential condominium unit. The joint venture intends to sell this unit.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2019, Grace Lake LLC owned an office building campus with a carrying value of $55.4 million, which is net of accumulated depreciation of $29.3 million, that is financed by $65.5 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2019, the book value of our investment in Grace Lake LLC was $3.3 million.

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

As of December 31, 2016, the previously existing building had been demolished and the site was cleared with all supportive excavation work completed, and we are anticipating completion of the new construction and all certificates of occupancy for the units in 2019. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of June 30, 2019, 24 Second Avenue had sold 15 residential condominium units for $40.1 million in sales proceeds and one residential condominium unit was under contract for sale for $4.3 million in sales proceeds. As of June 30, 2019, 24 Second Avenue is holding a 15% deposit on the sales contract. As of June 30, 2019, the Company had no remaining additional capital commitment to 24 Second Avenue. As of June 30, 2019, the book value of the Company’s investment in 24 Second Avenue was $54.5 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of June 30, 2019, the book value of our investment in FHLB Stock was $61.6 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.8 billion at June 30, 2019, a $266.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of June 30, 2019, there was $685.3 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of June 30, 2019, we had total outstanding balances of $582.1 million under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of June 30, 2019, we had outstanding balances of $734.7 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.2 billion of borrowings from the FHLB outstanding at June 30, 2019. As of June 30, 2019, we also had a $266.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of June 30, 2019, our debt-to-equity ratio was 2.8:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.6:1.0 as of June 30, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by stable demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. More than $2.0 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward. Somewhat offsetting these positive macro market factors is the yield curve's flattening trend which may reflect a market anticipating slower economic growth in the future.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable and favorable credit spread environment. Although spreads continued to tighten into the beginning of 2018, they mostly widened during the rest of the year. Still, the U.S. CMBS new issuance market was active in 2018, with issuance totaling $77.0 billion during the year, a decrease of 12.3% compared to 2017, but an increase of 11.4% compared to 2016. Spreads have generally tightened over the first half of 2019 with U.S. CMBS new issuance totaling $39.1 billion.

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Investment overview

Investment activity in the three months ended June 30, 2019 focused on loan, security and real estate activities. We originated and funded $418.2 million in principal value of commercial mortgage loans in the three months ended June 30, 2019. We acquired $419.3 million of new securities, which was offset by $169.7 million of sales and $86.3 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $169.3 million during the three months ended June 30, 2019. We also invested $2.7 million in real estate and received proceeds from the sale of real estate of $14.0 million.

Investment activity in the three months ended June 30, 2018 focused on loan, security and real estate activities. We originated and funded $711.9 million in principal value of commercial mortgage loans in the three months ended June 30, 2018. We acquired $108.9 million of new securities, which was offset by $39.2 million of sales and $53.8 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $6.3 million during the three months ended June 30, 2018. We also invested $91.1 million in real estate and received proceeds from the sale of real estate of $3.7 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $32.2 million for the three months ended June 30, 2019, compared to $38.4 million for the three months ended June 30, 2018. The most significant drivers of the $6.2 million decrease are as follows:

•
a decrease in net interest income of $3.9 million, primarily as a result of lower average loan balances and lower interest expense attributable to the increase in LIBOR rates throughout 2018 and the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total other income (loss) of $2.7 million, primarily as a result of a $22.5 million decrease in net results from derivative transactions and a $2.7 million decrease in Realized gain (loss) on sale of real estate, net, partially offset by an increase of $14.2 million in sale of loans, net and a $5.7 million increase in realized gain (loss) on securities;

•
a decrease in total costs and expenses of $0.7 million compared to the prior year, primarily as a result of a $1.8 million decrease in real estate operating expenses, partially offset by a $1.0 million increase in salaries and employee benefits; and

•	an increase in income tax expense (benefit) of $1.6 million compared to the prior year, primarily attributable to an increase in forecasted GAAP income in our TRSs.

Income (loss) before taxes

Income (loss) before taxes totaled $38.3 million for the three months ended June 30, 2019, compared to $44.1 million for the three months ended June 30, 2018. The significant components of the $5.8 million decrease in income (loss) before taxes are described in the first three bullet points under operating overview above.

Core earnings

Core earnings, a non-GAAP financial measure, totaled $51.0 million for the three months ended June 30, 2019, compared to $50.4 million for the three months ended June 30, 2018. The significant components of the $0.6 million increase in core earnings are an increase of $13.7 million in sale of loans, net, an increase of $5.7 million in gain (loss) on securities and a decrease in real estate operating expenses of $1.8 million, partially offset by a decrease in net results from derivative transactions of $15.8 million, a decrease in realized gain on the sale of real estate, net of $4.9 million, a decrease in net interest income of $3.9 million. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $85.3 million for the three months ended June 30, 2019, compared to $85.2 million for the three months ended June 30, 2018. The $0.1 million increase in interest income was primarily attributable to the increase in LIBOR rates throughout 2018, partially offset by the investment mix composition with lower yields on securities investments versus higher yields on loan investments. For the three months ended June 30, 2019, securities investments averaged $1.8 billion and loan investments averaged $3.4 billion. For the three months ended June 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.9 billion. There was a $492.7 million decrease in loan investments, offset by a $656.2 million increase in securities investments.

Interest expense totaled $52.4 million for the three months ended June 30, 2019, compared to $48.4 million for the three months ended June 30, 2018. The $4.0 million increase in interest expense was primarily attributable to an increase in LIBOR rates throughout 2018, a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing.

Net interest income after provision for loan losses totaled $32.7 million for the three months ended June 30, 2019, compared to $36.5 million for the three months ended June 30, 2018. The $3.8 million decrease in net interest income after provision for loan losses was primarily attributable to the increase in net interest income discussed above, offset by the increase in interest expense discussed above.

Cost of funds, a non-GAAP financial measure, totaled $54.0 million for the three months ended June 30, 2019, compared to $50.0 million for the three months ended June 30, 2018. The $4.0 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of June 30, 2019, the weighted average yield on our mortgage loan receivables was 7.9%, compared to 7.6% as of June 30, 2018 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of June 30, 2019, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.9%, compared to 3.6% as of June 30, 2018. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2018 to June 30, 2019 was primarily due to higher prevailing market borrowing rates. As of June 30, 2019, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.6% of the carrying value of our mortgage loan receivables, compared to 48.9% as of June 30, 2018.

As of June 30, 2019, the weighted average yield on our real estate securities was 3.3%, compared to 3.0% as of June 30, 2018. As of June 30, 2019, the weighted average interest rate on borrowings against our real estate securities was 3.0%, compared to 2.2% as of June 30, 2018. The increase in the rate on borrowings against our real estate securities from June 30, 2018 to June 30, 2019 was primarily due to higher prevailing market borrowing rates. As of June 30, 2019, we had outstanding borrowings secured by our real estate securities equal to 73.8% of the carrying value of our real estate securities, compared to 80.2% as of June 30, 2018.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2019, the weighted average interest rate on mortgage borrowings against our real estate was 5.1%, compared to 5.0% as of June 30, 2018. As of June 30, 2019, we had outstanding borrowings secured by our real estate equal to 74.6% of the carrying value of our real estate, compared to 72.7% as of June 30, 2018.

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

We determined that a provision expense for loan losses of $0.3 million was required for the three months ended June 30, 2019 and June 30, 2018. These provisions consisted of a portfolio-based, general reserve to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 4 Mortgage Loan Receivables to the consolidated financial statements.

Operating lease income

Operating lease income totaled $27.8 million for the three months ended June 30, 2019, compared to $26.2 million for the three months ended June 30, 2018. The increase of $1.6 million was primarily attributable to the timing of the real estate sales during each quarter and real estate purchases subsequent to June 30, 2018. Tenant recoveries are included in operating lease income.

Sales of loans, net

We recorded $20.3 million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended June 30, 2019, compared to $6.1 million for the three months ended June 30, 2018, an increase of $14.2 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2019, we participated in two securitization transaction, transferring 22 loans with an aggregate outstanding principal balance of $237.8 million. In the three months ended June 30, 2018, we participated in three securitization transactions, transferring 39 loans with an aggregate outstanding principal balance of $400.8 million. During the three months ended June 30, 2019 and June 30, 2018, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $11.2 million income (loss) from sales of securitized loans, net of hedging for the three months ended June 30, 2019, compared to $8.5 million income from sales of securitized loans, net of hedging for the three months ended June 30, 2018. The $2.7 million increase was predominantly due to an increase in the profit margin on sales of securitized loans, period over period.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $4.5 million for the three months ended June 30, 2019, compared to $(1.2) million for the three months ended June 30, 2018, a $5.7 million increase. Included in realized gain (loss) on securities are $(0.6) million of other than temporary impairments on securities for the three months ended June 30, 2018, compared to none for the three months ended June 30, 2019. For the three months ended June 30, 2019, we sold $169.7 million of securities, comprised of $167.1 million of CMBS and $2.6 million of corporate bonds. For the three months ended June 30, 2018, we sold $39.1 million of CMBS securities, comprised of $38.6 million of CMBS and $0.5 million of U.S. Agency Securities. The increase reflects higher margin on sale of securities in 2019 as compared to 2018, the decrease in interest rates throughout 2019 and no other than temporary impairments on securities recorded during the three months ended June 30, 2019.

Unrealized gain (loss) on equity securities

Unrealized gain (loss) on equity securities represented a loss of $1.0 million for the three months ended June 30, 2019, compared to none for the three months ended June 30, 2018. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $11 thousand for the three months ended June 30, 2019, compared to a gain of $0.1 million for the three months ended June 30, 2018. The negative change of $0.1 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of our securities portfolio.

Realized gain (loss) on sale of real estate, net

Income (loss) from sales of real estate, net totaled $(1.1) million for the three months ended June 30, 2019, compared to $1.6 million for the three months ended June 30, 2018. The decrease of $2.7 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended June 30, 2019 and 2018, we sold no single-tenant net leased properties.

During the three months ended June 30, 2019, we sold two diversified commercial real estate properties resulting in a net gain (loss) on sale of $(1.3) million. During the three months ended June 30, 2018, we sold no diversified commercial real estate properties.

During the three months ended June 30, 2019, income from sales of residential condominiums totaled $0.2 million. We sold seven residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million. During the three months ended June 30, 2018, income from sales of residential condominiums totaled $1.7 million. We sold four residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $1.5 million, and four residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million.

Fee and other income

Fee and other income totaled $7.2 million for the three months ended June 30, 2019, compared to $6.5 million for the three months ended June 30, 2018. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $0.7 million increase in fee and other income year-over-year was primarily due to an increase in exit and other fees relating to mortgage loan receivables, partially offset by a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $15.5 million for the three months ended June 30, 2019, which was comprised of an unrealized loss of $1.0 million and a realized loss of $14.5 million, compared to a gain of $7.1 million which was comprised of an unrealized gain of $0.6 million and a realized gain of $6.5 million, for the three months ended June 30, 2018, a negative change of $22.5 million. The derivative positions that generated these results were a combination of futures, interest rate swaps, and credit derivatives that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2019 was primarily related to the movement in interest rates during the three months ended June 30, 2019. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $1.6 million for the three months ended June 30, 2019, compared to $13 thousand for the three months ended June 30, 2018. Earnings from our investment in Grace Lake JV totaled $0.6 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $1.0 million and $(0.3) million for the three months ended June 30, 2019 and 2018, respectively. The loss for the three months ended June 30, 2018 is due to a negative return related to upfront sales costs on the investment. The gain in the three months ended June 30, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 7, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Salaries and employee benefits

Salaries and employee benefits totaled $14.9 million for the three months ended June 30, 2019, compared to $13.9 million for the three months ended June 30, 2018. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $1.0 million in compensation expense was primarily attributable to an increase in equity based compensation expense, partially offset by a decrease in bonus expense.

Operating expenses

Operating expenses totaled $6.0 million for the three months ended June 30, 2019, compared to $5.6 million for the three months ended June 30, 2018. Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase of $0.4 million was primarily related to an increase in professional fees, partially offset by a decrease in other occupancy costs.

Real estate operating expenses

Real estate operating expenses totaled $6.0 million for the three months ended June 30, 2019, compared to $7.8 million for the three months ended June 30, 2018. The decrease of $1.8 million in real estate operating expenses primarily relates to the sale of real estate in 2018 and a decrease in operating expenses for condominium properties.

Fee expense

Fee expense totaled $1.2 million for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.4 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables and an increase in servicing fees related to our mortgage loan receivables held for investment, net, at amortized cost.

Depreciation and amortization

Depreciation and amortization totaled $9.9 million for the three months ended June 30, 2019, compared to $10.7 million for the three months ended June 30, 2018. The $0.8 million decrease in depreciation and amortization is was primarily attributable to the timing the real estate sales during each quarter.

Income tax (benefit) expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax expense (benefit) totaled $2.2 million for the three months ended June 30, 2019, compared to $0.6 million for the three months ended June 30, 2018. The increase of $1.6 million is primarily attributable to an increase in forecasted GAAP income in our TRSs.

Results of Operations

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Investment overview

Investment activity in the six months ended June 30, 2019 focused on loan, security and real estate activities. We originated and funded $817.8 million in principal value of commercial mortgage loans, which was offset by $430.6 million of sales and $693.8 million of principal repayments in the six months ended June 30, 2019. We acquired $852.2 million of new securities, which was partially offset by $384.4 million of sales and $110.4 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $378.3 million during the six months ended June 30, 2019. We also invested $23.3 million in real estate and received proceeds from the sale of real estate of $15.7 million.

Investment activity in the six months ended June 30, 2018 focused on loan, security and real estate activities. We originated and funded $1.7 billion in principal value of commercial mortgage loans, which was offset by $842.7 million of sales and $497.4 million of principal repayments in the six months ended June 30, 2018. We acquired $243.9 million of new securities, which was offset by $161.5 million of sales and $56.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $0.2 million during the six months ended June 30, 2018. We also invested $115.5 million in real estate and received proceeds from the sale of real estate of $100.6 million.

Operating overview

Net income (loss) attributable to Class A common shareholders totaled $54.4 million for the six months ended June 30, 2019, compared to $89.3 million for the six months ended June 30, 2018. The most significant drivers of the $34.9 million decrease are as follows:

•
a decrease in total other income (loss) of $53.9 million, primarily as a result of a $48.5 million decrease in net results from derivative transactions and a $33.7 million decrease in profits on sale of real estate, partially offset by an increase of $16.3 million in sales of loans, net, an increase of $9.6 million in realized gains on securities and a $2.4 million increase in operating lease income;

•
an increase in total costs and expenses of $2.6 million compared to the prior year, primarily as a result of a $7.5 million increase in salaries and employee benefits relating to equity compensation, partially offset by a $5.2 million decrease in real estate operating expenses; and

•
a decrease in income tax expense (benefit) of $5.1 million compared to the prior year, primarily as a result of a significant reduction in real estate sales in our TRSs as well as an increase in compensation deductions allowable for tax purposes.

Income (loss) before taxes

Income (loss) before taxes totaled $60.0 million for the six months ended June 30, 2019, compared to $115.8 million for the six months ended June 30, 2018. The significant components of the $55.8 million decrease in income (loss) before taxes are described in the first two bullet points under operating overview above.

Core earnings

Core earnings, a non-GAAP financial measure, totaled $97.9 million for the six months ended June 30, 2019, compared to $114.2 million for the six months ended June 30, 2018. The significant components of the $16.3 million decrease in core earnings are a decrease in total other income (loss) of $33.5 million, primarily as a result of a decrease of $36.3 million in sale of real estate, net, a decrease of $24.5 million in net results from derivative transactions, partially offset by an increase of $16.2 million in sale of loans, net, an increase of $9.7 million in gain (loss) on securities and, an increase of $2.4 million in operating lease income and the changes in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net interest income

Interest income totaled $171.8 million for the six months ended June 30, 2019, compared to $163.4 million for the six months ended June 30, 2018. The $8.4 million increase in interest income was primarily attributable to the increase in LIBOR rates throughout 2018, partially offset by the investment mix composition with lower yields on securities investments versus higher yields on loan investments. For the six months ended June 30, 2019, securities investments averaged $1.6 billion and loan investments averaged $3.5 billion. For the six months ended June 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.8 billion. There was a $304.0 million decrease in loan investments, offset by a $550.6 million increase in securities investments.

Interest expense totaled $103.6 million for the six months ended June 30, 2019, compared to $93.1 million for the six months ended June 30, 2018. The $10.5 million increase in interest expense was primarily attributable to an increase in LIBOR rates throughout 2018, a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing. Our interest expense related to mortgage loan financing increased by $1.0 million from $17.7 million for the six months ended June 30, 2018 to $18.7 million for the six months ended June 30, 2019, primarily as a result of our increase in average outstanding mortgage loan financing of $738.3 million for the six months ended June 30, 2019 compared to $712.3 million for the six months ended June 30, 2018.

Net interest income after provision for loan losses totaled $67.6 million for the six months ended June 30, 2019, compared to $67.0 million for the six months ended June 30, 2018. The $0.6 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $105.0 million for the six months ended June 30, 2019, compared to $97.6 million for the six months ended June 30, 2018. The $7.4 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost loan repurchase financing and senior unsecured notes.

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

Interest spreads

As of June 30, 2019, the weighted average yield on our mortgage loan receivables was 7.9%, compared to 7.6% as of June 30, 2018 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of June 30, 2019, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.9%, compared to 3.6% as of June 30, 2018. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2018 to June 30, 2019 was primarily due to higher prevailing market borrowing rates as of June 30, 2019 compared to June 30, 2018. As of June 30, 2019, we had outstanding borrowings secured by our mortgage loan receivables equal to 43.6% of the carrying value of our mortgage loan receivables, compared to 48.9% as of June 30, 2018.

As of June 30, 2019, the weighted average yield on our real estate securities was 3.3%, compared to 3.0% as of June 30, 2018. As of June 30, 2019, the weighted average interest rate on borrowings against our real estate securities was 3.0%, compared to 2.2% as of June 30, 2018. The increase in the rate on borrowings against our real estate securities from June 30, 2018 to June 30, 2019 was primarily due to higher prevailing market borrowing rates as of June 30, 2019 versus June 30, 2018. As of June 30, 2019, we had outstanding borrowings secured by our real estate securities equal to 73.8% of the carrying value of our real estate securities, compared to 80.2% as of June 30, 2018.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2019, the weighted average interest rate on mortgage borrowings against our real estate was 5.1%, compared to 5.0% as of June 30, 2018. As of June 30, 2019, we had outstanding borrowings secured by our real estate equal to 74.6% of the carrying value of our real estate, compared to 72.7% as of June 30, 2018.

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

We determined that a provision expense for loan losses of $0.6 million was required for the six months ended June 30, 2019. The provision consisted of a portfolio-based, general reserve of $0.6 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment. We determined that a provision expense for loan losses of $3.3 million was required for the six months ended June 30, 2018. The provision consisted of a portfolio-based, general reserve of $0.6 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment and an asset-specific reserve of $2.7 million relating to two of the Company’s loans. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 4 Mortgage Loan Receivables to the consolidated financial statements.

Operating lease income

Operating lease income totaled $56.7 million for the six months ended June 30, 2019, compared to $54.3 million for the six months ended June 30, 2018. The increase of $2.4 million was primarily attributable to real estate purchases subsequent to June 30, 2018. Tenant recoveries are included in operating lease income.

Sale of loans, net

We recorded $27.3 million income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the six months ended June 30, 2019, compared to $11.0 million for the six months ended June 30, 2018, an increase of $16.3 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2019, we participated in three separate securitization transactions, selling/transferring 36 loans with an aggregate outstanding principal balance of $407.5 million. During the six months ended June 30, 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2018, we participated in five separate securitization transactions, selling/transferring 67 loans with an aggregate outstanding principal balance of $837.3 million. In addition, in the six months ended June 30, 2018, we recorded $0.5 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $17.0 million income (loss) from sales of securitized loans, net of hedging for the six months ended June 30, 2019 compared to $20.4 million for the six months ended June 30, 2018. The $3.4 million decrease was predominantly due to a $429.8 million decrease in the aggregate outstanding principal balance of loans sold, period over period.

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

Realized gain (loss) on securities

Realized gain (loss) on securities totaled $7.3 million for the six months ended June 30, 2019, compared to $(2.3) million for the six months ended June 30, 2018, an increase of $9.6 million. No other than temporary impairments on securities are included in realized gain (loss) on securities for the six months ended June 30, 2019, compared to $(1.6) million for the six months ended June 30, 2018, a reduction of $1.6 million. For the six months ended June 30, 2019, we sold $384.4 million of CMBS securities, comprised of $357.3 million of CMBS, no U.S. Agency Securities, $22.7 million of corporate bonds and $4.4 million of equity securities. For the six months ended June 30, 2018, we sold $161.5 million of CMBS securities, comprised of $161.0 million of CMBS and $0.5 million U.S. Agency Securities. The increase reflects higher margin on sale of securities in 2019 as compared to 2018, the decrease in interest rates throughout 2019 and no other than temporary impairments on securities recorded during the six months ended June 30, 2019.

Unrealized gain (loss) on equity securities

Unrealized gain (loss) on equity securities represented a gain of $1.1 million for the six months ended June 30, 2019, compared to none for the six months ended June 30, 2018. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized gain (loss) on Agency interest-only securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $22.1 thousand for the six months ended June 30, 2019, compared to a gain of $0.3 million for the six months ended June 30, 2018. The negative change of $0.3 million in unrealized gain (loss) on Agency interest-only securities was due to the amortization of our securities portfolio.

Realized gain (loss) on sale of real estate, net

For the six months ended June 30, 2019, income (loss) from sales of real estate, net totaled $(1.1) million, compared to $32.6 million for the six months ended June 30, 2018. The decrease of $33.7 million was a result of the commercial real estate and residential condominium sales discussed below.

During the six months ended June 30, 2019 and 2018, there were no sales of single-tenant net lease properties.

During the six months ended June 30, 2019, we sold two diversified commercial real estate properties, resulting in a net gain (loss) on sale of $(1.3) million. During the six months ended June 30, 2018, we sold two diversified commercial real estate properties resulting in a net gain (loss) on sale of $28.8 million.

During the six months ended June 30, 2019, income from sales of residential condominiums totaled $0.4 million. We sold no residential condominium units from Veer Towers in Las Vegas, NV, and 13 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million. During the six months ended June 30, 2018, income from sales of residential condominiums totaled $3.2 million. We sold six residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $2.6 million, and 12 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.6 million.

Impairment of real estate

Impairment of real estate of $1.4 million for the six months ended June 30, 2019 is attributable to the receipt of a lease termination payment on a single-tenant two-story office building in Wayne, NJ. See Note 6, Real Estate and Related Lease Intangibles, Net and Note 9, Fair Value of Financial Instruments for further detail. There was no impairment of real estate for the six months ended June 30, 2018.

Fee and other income

Fee and other income totaled $11.9 million for the six months ended June 30, 2019, compared to $12.7 million for the six months ended June 30, 2018. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $0.8 million decrease in fee and other income year-over-year was primarily due to a decrease in HOA fee income.

Net result from derivative transactions

Net result from derivative transactions represented a loss of $26.5 million for the six months ended June 30, 2019, which was comprised of an unrealized gain of $1.5 million and a realized loss of $28.0 million, compared to a gain of $22.0 million which was comprised of an unrealized gain of $2.3 million and a realized gain of $19.7 million, for the six months ended June 30, 2018, a negative change of $48.5 million. The derivative positions that generated these results were a combination of interest rate swaps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2019 was primarily related to movement in interest rates during the six months ended June 30, 2019. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (loss) from investment in unconsolidated joint ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $2.5 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Earnings from our investment in Grace Lake LLC totaled $1.0 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $1.5 million and $(0.5) million for the six months ended June 30, 2019 and 2018, respectively. The loss for the six months ended June 30, 2018 is due to a negative return related to upfront sales costs on the investment. The gain in the six months ended June 30, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 7, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (loss) on extinguishment/defeasance of debt

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the six months ended June 30, 2019. There was a $(0.1) million gain (loss) on extinguishment/defeasance of debt for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million. During the six months ended June 30, 2018 the Company retired $5.9 million of principal of the CLO debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $(0.1) million net loss on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt.

Salaries and employee benefits

Salaries and employee benefits totaled $38.5 million for the six months ended June 30, 2019, compared to $31.0 million for the six months ended June 30, 2018. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $7.5 million in compensation expense was primarily attributable to an increase in equity based compensation expense (due in part to the payment of some compensation awards in December of 2017, that would normally have been paid in early 2018), partially offset by a decrease in bonus expense.

Operating expenses

Operating expenses totaled $11.4 million for the six months ended June 30, 2019, compared to $11.1 million for the six months ended June 30, 2018. Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase of $0.3 million was primarily related to an increase in professional fees, partially offset by a decrease in other operating expenses.

Real estate operating expenses

Real estate operating expenses totaled $11.5 million for the six months ended June 30, 2019, compared to $16.7 million for the six months ended June 30, 2018. The decrease of $5.2 million in real estate operating expense primarily relates to the sale of real estate in 2018 and a decrease in operating expenses for condominium properties.

Fee expense

Fee expense totaled $2.9 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.3 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables and an increase in servicing fees related to our mortgage loan receivables held for investment, net, at amortized cost.

Depreciation and amortization

Depreciation and amortization totaled $20.2 million for the six months ended June 30, 2019, compared to $21.5 million for the six months ended June 30, 2018. The $1.3 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales during each quarter.

Income tax (benefit) expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $(0.6) million for the six months ended June 30, 2019, compared to $4.5 million for the six months ended June 30, 2018. The decrease of $5.1 million is primarily as a result of significant reduction in real estate sales in our TRSs as well as an increase in compensation deductions allowable for tax purposes.

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

As of June 30, 2019, we had unrestricted cash and cash equivalents of $126.5 million, unencumbered loans of $1.1 billion, unencumbered securities of $301.6 million, unencumbered real estate of $71.5 million and $366.7 million of other assets not secured by any portion of secured indebtedness, including the net equity in consolidated VIEs.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.9 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.9 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at June 30, 2019.

Cash, cash equivalents and restricted cash

We held unrestricted cash and cash equivalents of $126.5 million and $67.9 million at June 30, 2019 and December 31, 2018, respectively. We held restricted cash of $88.9 million and $30.6 million at June 30, 2019 and December 31, 2018, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $215.4 million and $98.5 million at June 30, 2019 and December 31, 2018, respectively.

Cash generated from (used in) operations

Our operating activities were a net provider (user) of cash of $132.5 million and $173.6 million during the six months ended June 30, 2019 and 2018, respectively. Cash from operations includes the origination of loans held for sale, net of the proceeds from sale of loans and gains from sales of loans, which was the predominant driver of the $41.1 million decrease in cash generated from operations for the six months ended June 30, 2019, compared to the six months ended 2018.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2019 and December 31, 2018 are set forth in the table below ($ in thousands):

	June 30, 2019	December 31, 2018

Committed loan repurchase facilities	$685,260	$497,531
Committed securities repurchase facility	—	—
Uncommitted securities repurchase facilities	582,111	166,154
Total repurchase facilities	1,267,371	663,685
Revolving credit facility	—	—
Mortgage loan financing(1)	734,652	743,902
CLO debt(2)	263,216	601,543
Participation financing - mortgage loan receivable	—	2,453
Borrowings from the FHLB	1,191,449	1,286,000
Senior unsecured notes(3)	1,156,400	1,154,991
Total debt obligations, net	$4,613,088	$4,452,574

(1)	Presented net of unamortized debt issuance costs of $0.5 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Presented net of unamortized debt issuance costs of $1.0 million and $2.6 million as of June 30, 2019 and December 31, 2018, respectively.

(3)	Presented net of unamortized debt issuance costs of $9.8 million and $11.2 million as of June 30, 2019 and December 31, 2018, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $829.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of June 30, 2019 and December 31, 2018. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.8 billion of credit capacity. As of June 30, 2019, the Company had $685.3 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. As of December 31, 2018, the Company had $497.5 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2019 and December 31, 2018.

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

Committed securities repurchase facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2019 and December 31, 2018, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

Uncommitted securities repurchase facilities

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

Collateralized borrowings under repurchase agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Collateralized Borrowings Under Repurchase Agreements (1)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

June 30, 2016	$1,139,615	$1,108,263	$1,139,615
September 30, 2016	1,458,327	1,393,122	1,468,013
December 31, 2016	1,107,185	1,397,061	1,555,941
March 31, 2017	1,039,356	1,073,893	1,119,863
June 30, 2017	1,149,605	1,264,948	1,373,953
September 30, 2017	913,137	1,126,201	1,301,334
December 31, 2017	473,410	739,721	892,081
March 31, 2018	754,377	721,139	773,383
June 30, 2018	819,962	787,568	819,962
September 30, 2018	973,616	934,554	973,616
December 31, 2018	663,686	735,350	820,080
March 31, 2019	1,030,082	968,984	1,030,082
June 30, 2019	1,267,371	1,221,388	1,300,175

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

As of June 30, 2019, we had repurchase agreements with nine counterparties, with total debt obligations outstanding of $1.3 billion. As of June 30, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.4 million, or 5% of our total equity. As of June 30, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 24.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2019, we executed six term debt agreements to finance real estate. Our total portfolio of mortgage loan financings are fixed rate financing at rates ranging from 4.25% to 7.00%, maturing between 2020 - 2029 and totaling $734.7 million and $743.9 million at June 30, 2019 and December 31, 2018, respectively. These long-term non-recourse mortgages include net unamortized premiums of $5.5 million and $5.8 million at June 30, 2019 and December 31, 2018, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.8 million and $0.5 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2019 and 2018, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $912.9 million and $939.4 million as of June 30, 2019 and December 31, 2018, respectively.

CLO debt

The Company completed CLO issuances in the two transactions described below. The Company had a total of $263.2 million and $601.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs of $1.0 million and $2.6 million are included in CLO debt as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the CLO debt has interest rates of 3.4% to 5.99% (with a weighted average of 5.10%). As of June 30, 2019, collateral for the CLO debt comprised $425.4 million of first mortgage commercial mortgage real estate loans.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million were considered non-recourse secured borrowings and were recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million outstanding as of December 31, 2018. There were no non-recourse secured borrowings recognized in debt obligations on the Company’s consolidated balance sheets as of June 30, 2019, as the loan matured and was repaid during the three months ended June 30, 2019. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2019, respectively. The Company recorded $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2018, respectively.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of June 30, 2019, Tuebor had $1.2 billion of borrowings outstanding (with an additional $754.3 million of committed term financing available from the FHLB), with terms of overnight to 5.3 years, interest rates of 1.47% to 3.00%, and advance rates of 55.2% to 100% of the collateral. As of June 30, 2019, collateral for the borrowings was comprised of $825.9 million of CMBS and U.S. Agency Securities and $669.7 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the six months ended June 30, 2019. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $647.5 million of committed term financing available from the FHLB), with terms of overnight to 5.75 years, interest rates of 1.18% to 3.01%, and advance rates of 56.4% to 95.2% of the collateral. As of December 31, 2018, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $637.2 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the six months ended December 31, 2018.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of June 30, 2019, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 25.8% of the Company’s outstanding debt obligations as of June 30, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.9 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2019, the Company has a 89.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $9.8 million and $11.2 million are included in senior unsecured notes as of June 30, 2019 and December 31, 2018, respectively.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2019, the Company has a remaining amount available for repurchase of $41.1 million, which represents 2.3% in the aggregate of its outstanding Class A common stock, based on the closing price of $16.61 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2019		$41,132

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of June 30, 2018		$41,769

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2019 and 2018:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
May 30, 2019	0.340
Total	$0.680

February 27, 2018	$0.315
May 30, 2018	0.325
Total	$0.640

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $782.3 million for the six months ended June 30, 2019 and $431.3 million for the six months ended June 30, 2018. Repayment of real estate securities provided net cash of $110.4 million for the six months ended June 30, 2019 and $56.7 million for the six months ended June 30, 2018.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $430.6 million of proceeds from sales of mortgage loans for the six months ended June 30, 2019 and $843.2 million sales of mortgage loans for the six months ended June 30, 2018.

Proceeds from the sale of securities

We invest in CMBS, U.S. Agency Securities, corporate bonds and equity securities. Proceeds from sales of securities provided net cash of $384.4 million for the six months ended June 30, 2019 and $161.5 million for the six months ended June 30, 2018.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $8.5 million for the six months ended June 30, 2019 and $90.8 million for the six months ended June 30, 2018.

Proceeds from the issuance of equity

For the six months ended June 30, 2019 and 2018, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of June 30, 2019 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,216,881	(1)	$1,276,074	$413,115	$546,620	$3,452,690
Senior unsecured notes	—		766,201	—	400,000	1,166,201
Interest payable(2)	124,868		183,331	44,741	31,671	384,611
Other funding obligations(3)	228,570		—	—	—	228,570
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	604		2,361	98	—	3,063
Total	$1,571,027		$2,228,175	$458,162	$979,330	$5,236,694

(1)          As more fully disclosed in Note 8, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2019 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2019.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of June 30, 2019, our off-balance sheet arrangements consisted of $228.6 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2018, our off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Income (loss) before taxes	$38,292	$44,140	$59,970	$115,841
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP)(1)	299	126	738	(8,305)
Our share of real estate depreciation, amortization and gain adjustments(2)(3)	6,590	8,777	12,257	14,835
Adjustments for unrecognized derivative results(4)	2,187	(4,596)	11,302	(12,706)
Unrealized (gain) loss on fair value securities	861	(110)	(1,227)	(313)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(645)	(246)	(648)	(538)
Non-cash stock-based compensation	3,371	2,341	15,465	5,424
Core earnings	$50,955	$50,432	$97,857	$114,238

(1)
Includes $8 thousand and $7 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended June 30, 2019 and 2018, respectively. Includes $16 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the six months ended June 30, 2019 and 2018.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

	Total GAAP depreciation and amortization	$9,935	$10,656	$20,162	$21,479
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(19)	(49)	(37)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(1,070)	(1,012)	(1,976)	(1,371)
	Our share of real estate depreciation and amortization	8,840	9,625	18,137	20,071

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(1,935)	(292)	(5,421)	(5,486)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	42	2	42	1,190
	Our share of accumulated depreciation and amortization on real estate sold	(1,893)	(290)	(5,379)	(4,296)

	Less: Operating lease income on above/below market lease intangible amortization	(357)	(558)	(501)	(940)

	Our share of real estate depreciation, amortization and gain adjustments	$6,590	$8,777	$12,257	$14,835

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

	GAAP realized gain (loss) on sale of real estate, net	$(1,124)	$1,628	$(1,119)	$32,637
	Adjusted gain/loss on sale of real estate for purposes of core earnings	3,017	$(1,338)	6,498	(28,341)
	Our share of accumulated depreciation and amortization on real estate sold	$1,893	$290	$5,379	$4,296

(3)
As more fully discussed in Note 6, Real Estate and Related Intangibles, Net, Note 8, Debt Obligations, Net and Note 9, Fair Value of Financial Instruments to the Company’s Consolidated Financial Statements, during the three months ended March 31, 2019, the Company recognized $5.7 million of operating lease income from prepayment of a lease, a $1.1 million loss on extinguishment of debt and a $1.4 million impairment of real estate related to a single-tenant two-story office building in Wayne, NJ. This property was sold on May 1, 2019. For core earnings, the Company recognizes the net impact of these events in the period the sale was realized. Accordingly, the $3.3 million net impact of the income and losses discussed above were excluded from core earnings for the three months ended March 31, 2019 and have been included in core earnings for the three and six months ended June 30, 2019.

(4)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

	Net results from derivative transactions	$(15,457)	$7,081	$(26,491)	$22,040
	Hedging interest expense	1,640	1,535	1,491	4,424
	Hedging realized result	11,630	(4,020)	13,698	(13,758)
	Adjustments for unrecognized derivative results	$(2,187)	$4,596	$(11,302)	$12,706

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
Set forth below is an unaudited reconciliation of income from sale of loans, net to income from sales of securitized loans, net of hedging as well as core gain on sale of securitized loans ($ in thousands except for number of loans and securitizations):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Number of loans	22	39	36	67
Face amount of loans sold into securitizations	$237,782	$400,789	$407,452	$837,336
Number of securitizations	2	3	3	5

Income from sales of loans, net	$20,264	$6,144	$27,342	$11,032
Realized losses on loans related to lower of cost or market adjustments	—	—	—	463
Hedge gain/(loss) related to loans securitized(1)	(9,109)	2,309	(10,332)	8,876
Income from sales of securitized loans, net of hedging	11,155	8,453	17,010	20,371
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	(256)	5	126	(32)
Core gain on sale of securitized loans	$10,899	$8,458	$17,136	$20,339

(1)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net results from derivative transactions	$(15,457)	$7,081	$(26,491)	$22,040
Hedge gain/(loss) related to lending and securities positions	6,348	(4,772)	16,159	(13,164)
Hedge gain/(loss) related to loans securitized	$(9,109)	$2,309	$(10,332)	$8,876

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	June 30, 2019	December 31, 2018

Debt obligations, net	$4,613,088	$4,452,574
Less: CLO debt(1)	(263,216)	(601,543)
Adjusted debt obligations	4,349,872	3,851,031

Total equity	1,648,074	1,643,635

Adjusted leverage	2.6	2.3

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest expense	$(52,369)	$(48,417)	$(103,618)	$(93,130)
Interest expense related to liability for transfers not considered sales(1)	34	—	92	—
Net interest expense component of hedging activities(2)	(1,640)	(1,535)	(1,491)	(4,424)
Cost of funds	$(53,975)	$(49,952)	$(105,017)	$(97,554)

Interest income	$85,322	$85,230	$171,789	$163,437
Interest income related to mortgage loans transferred but not considered sold(1)	(34)	—	(92)	—
Cost of funds	(53,975)	(49,952)	(105,017)	(97,554)
Interest income, net of cost of funds	$31,313	$35,278	$66,680	$65,883

(1)
As more fully discussed in Note 4 to our consolidated financial statements, during the three months ended March 31, 2019, we sold a non-controlling loan interest in a first mortgage loan receivable to a third party. The sales proceeds were considered non-recourse secured borrowings, which were included in liability for transfers not considered sales in debt obligations, and the asset remained on the Company’s consolidated balance sheets as mortgage loans transferred but not considered sold. During the three months ended June 30, 2019, the controlling loan interest was sold, and as a result, the loan previously sold during the three months ended March 30, 2019 was accounted for as a sale during the six months ended June 30, 2019. The interest income and expense related to this asset and liability are included on our consolidated statements of income but should be excluded from the calculation of cost of funds.

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

(2)	Net result from derivative transactions	$(15,457)	$7,081	$(26,491)	$22,040
	Hedging realized result	11,630	(4,020)	13,698	(13,758)
	Hedging unrecognized result	2,187	(4,596)	11,302	(12,706)
	Net interest expense component of hedging activities	$(1,640)	$(1,535)	$(1,491)	$(4,424)

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2019 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2019, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(10,127)	$15,077
Increase by 1.00%	19,045	(14,523)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of June 30, 2019, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2019, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2019 to the risk factors in Item 1A. in our Annual Report.

Item 2. Unregistered Sale of Securities and Use of Proceeds

During the six months ended June 30, 2019, 1,139,411 Series REIT LP Units and 1,139,411 Series TRS LP Units were collectively exchanged for 1,139,411 shares of Class A common stock and 1,139,411 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the three months ended June 30, 2019, the Company repurchased 40,065 shares of Class A common stock at an average of $15.90 per share for a total aggregate purchase price of $0.6 million. All repurchased shares are recorded as treasury stock at cost.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended June 30, 2019 ($ in thousands, except per share data and average price paid per share):

ISSUER PURCHASE OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2019 - April 30, 2019	—	$—	—	$41,769
May 1, 2019 - May 31, 2019	20,065	15.91	20,065	41,450
June 1, 2019 - June 30, 2019	20,000	15.89	20,000	41,132
Total	40,065	$31.80	40,065	$41,132

(1)	In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL (iXBRL) document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - iXBRL

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

LADDER CAPITAL CORP
(Registrant)

Date: July 31, 2019	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 31, 2019	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer