Form 10-Q
period 2019-09-30
Ladder Capital Corp
filed 2019-11-08
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Class A common stock, $0.001 par value	107,573,820
Class B common stock, $0.001 par value	12,158,933

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2019

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2019(1)	December 31, 2018(1)
	(Unaudited)
Assets
Cash and cash equivalents	$83,097	$67,878
Restricted cash	38,656	30,572
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,231,443	3,318,390
Provision for loan losses	(18,500)	(17,900)
Mortgage loan receivables held for sale	174,214	182,439
Real estate securities	1,911,456	1,410,126
Real estate and related lease intangibles, net	981,333	998,022
Investments in and advances to unconsolidated joint ventures	51,419	40,354
FHLB stock	61,619	57,915
Derivative instruments	22	—
Due from brokers	3,962	—
Accrued interest receivable	22,699	27,214
Other assets	78,454	157,862
Total assets	$6,619,874	$6,272,872
Liabilities and Equity
Liabilities
Debt obligations, net	$4,860,687	$4,452,574
Due to brokers	7,000	1,301
Derivative instruments	82	975
Amount payable pursuant to tax receivable agreement	1,559	1,570
Dividends payable	2,384	37,316
Accrued expenses	45,761	82,425
Other liabilities	63,151	53,076
Total liabilities	4,980,624	4,629,237
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 110,693,832 and 106,642,335 shares issued and 107,573,820 and 103,941,173 shares outstanding	108	105
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 12,158,933 and 13,117,419 shares issued and outstanding	12	13
Additional paid-in capital	1,529,599	1,471,157
Treasury stock, 3,120,012 and 2,701,162 shares, at cost	(41,556)	(32,815)
Retained earnings (dividends in excess of earnings)	(39,860)	11,342
Accumulated other comprehensive income (loss)	10,367	(4,649)
Total shareholders’ equity	1,458,670	1,445,153
Noncontrolling interest in operating partnership	171,731	188,427
Noncontrolling interest in consolidated joint ventures	8,849	10,055
Total equity	1,639,250	1,643,635

Total liabilities and equity	$6,619,874	$6,272,872

(1)	Includes amounts relating to consolidated variable interest entities. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net interest income
Interest income	$82,251	$90,386	$254,040	$253,822
Interest expense	51,397	51,476	155,015	144,606
Net interest income	30,854	38,910	99,025	109,216
Provision for loan losses	—	10,300	600	13,600
Net interest income after provision for loan losses	30,854	28,610	98,425	95,616

Other income (loss)
Operating lease income	24,405	24,997	81,106	79,306
Sale of loans, net	11,247	1,861	38,589	12,893
Realized gain (loss) on securities	3,396	(2,554)	10,726	(4,896)
Unrealized gain (loss) on equity securities	254	—	1,341	—
Unrealized gain (loss) on Agency interest-only securities	16	142	38	456
Realized gain (loss) on sale of real estate, net	2,082	63,704	963	96,341
Impairment of real estate	—	—	(1,350)	—
Fee and other income	5,166	4,851	17,047	17,579
Net result from derivative transactions	(9,465)	7,115	(35,956)	29,156
Earnings (loss) from investment in unconsolidated joint ventures	1,094	401	3,617	466
Gain (loss) on extinguishment/defeasance of debt	—	(4,323)	(1,070)	(4,392)
Total other income (loss)	38,195	96,194	115,051	226,909
Costs and expenses
Salaries and employee benefits	14,319	15,792	52,800	46,754
Operating expenses	5,314	5,464	16,727	16,608
Real estate operating expenses	6,270	7,152	17,776	23,806
Fee expense	2,056	1,311	4,951	2,953
Depreciation and amortization	9,030	10,417	29,192	31,896
Total costs and expenses	36,989	40,136	121,446	122,017
Income (loss) before taxes	32,060	84,668	92,030	200,508
Income tax expense (benefit)	1,112	1,204	478	5,679
Net income (loss)	30,948	83,464	91,552	194,829
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(64)	(7,843)	691	(16,132)
Net (income) loss attributable to noncontrolling interest in operating partnership	(3,308)	(8,991)	(10,247)	(22,786)
Net income (loss) attributable to Class A common shareholders	$27,576	$66,630	$81,996	$155,911

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Earnings per share:
Basic	$0.26	$0.69	$0.78	$1.62
Diluted	$0.26	$0.67	$0.77	$1.61

Weighted average shares outstanding:
Basic	106,004,152	96,935,986	105,264,752	96,317,513
Diluted	106,603,713	110,650,253	106,232,581	110,482,991

Dividends per share of Class A common stock (Note 11)	$0.340	$0.325	$1.020	$0.965

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$30,948	$83,464	$91,552	$194,829

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	1,389	(1,109)	27,414	(14,554)
Reclassification adjustment for (gain) loss included in net income (loss)	(3,398)	2,554	(10,639)	4,896

Total other comprehensive income (loss)	(2,009)	1,445	16,775	(9,658)

Comprehensive income (loss)	28,939	84,909	108,327	185,171
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(64)	(7,843)	691	(16,132)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	28,875	77,066	109,018	169,039
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(3,104)	(9,160)	(12,087)	(21,358)
Comprehensive income (loss) attributable to Class A common shareholders	$25,771	$67,906	$96,931	$147,681

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, June 30, 2019	107,551	$108	12,159	$12	$1,526,469	$(41,535)	$(30,847)	$12,171	$172,466	$9,230	$1,648,074
Contributions	—	—	—	—	—	—	—	—	—	306	306
Distributions	—	—	—	—	—	—	—	—	(4,283)	(751)	(5,034)
Amortization of equity based compensation	—	—	—	—	3,575	—	—	—	—	—	3,575
Re-issuance of treasury stock	24	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1)	—	—	—	—	(21)	—	—	—	—	(21)
Dividends declared	—	—	—	—	—	—	(36,589)	—	—	—	(36,589)
Net income (loss)	—	—	—	—	—	—	27,576	—	3,308	64	30,948
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,804)	(205)	—	(2,009)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(445)	—	—	—	445	—	—
Balance, September 30, 2019	107,574	$108	12,159	$12	$1,529,599	$(41,556)	$(39,860)	$10,367	$171,731	$8,849	$1,639,250

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, June 30, 2018	97,938	$99	13,318	$13	$1,370,092	$(32,793)	$(12,106)	$(9,855)	$185,158	$11,854	$1,512,462
Contributions	—	—	—	—	—	—	—	—	—	739	739
Distributions	—	—	—	—	—	—	—	—	(4,292)	(10,608)	(14,900)
Amortization of equity based compensation	—	—	—	—	2,162	—	—	—	—	—	2,162
Grants of restricted stock	5	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(31,931)	—	—	—	(31,931)
Exchange of noncontrolling interest for common stock	200	—	(200)	—	3,000	—	—	(24)	(2,774)	—	202
Net income (loss)	—	—	—	—	—	—	66,630	—	8,991	7,843	83,464
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,276	169	—	1,445
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(238)	—	—	21	217	—	—
Balance, September 30, 2018	98,143	$99	13,118	$13	$1,375,016	$(32,793)	$22,593	$(8,582)	$187,469	$9,828	$1,553,643

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635
Contributions	—	—	—	—	—	—	—	—	—	498	498
Distributions	—	—	—	—	—	—	—	—	(12,821)	(1,013)	(13,834)
Amortization of equity based compensation	—	—	—	—	18,336	—	—	—	—	—	18,336
Grants of restricted stock	1,478	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(40)	—	—	—	—	(637)	—	—	—	—	(637)
Re-issuance of treasury stock	92	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(462)	—	—	—	—	(8,104)	—	—	—	—	(8,104)
Forfeitures	(9)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(109,375)	—	—	—	(109,375)
Stock dividends	1,434	1	181	—	23,822	—	(23,823)	—	—	—	—
Exchange of noncontrolling interest for common stock	1,140	1	(1,140)	(1)	16,449	—	—	64	(16,109)	—	404
Net income (loss)	—	—	—	—	—	—	81,996	—	10,247	(691)	91,552
Other comprehensive income (loss)	—	—	—	—	—	—	—	14,935	1,840	—	16,775
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(164)	—	—	17	147	—	—
Balance, September 30, 2019	107,574	$108	12,159	$12	$1,529,599	$(41,556)	$(39,860)	$10,367	$171,731	$8,849	$1,639,250

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	5,779	5,779
Distributions	—	—	—	—	—	—	—	—	(13,191)	(24,400)	(37,591)
Amortization of equity based compensation	—	—	—	—	6,667	—	—	—	—	—	6,667
Grants of restricted stock	34	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(56)	—	—	—	—	(837)	—	—	—	—	(837)
Forfeitures	(26)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(94,206)	—	—	—	(94,206)
Exchange of noncontrolling interest for common stock	4,550	5	(4,550)	(5)	63,109	—	—	(167)	(62,428)	—	514
Net income (loss)	—	—	—	—	—	—	155,911	—	22,786	16,132	194,829
Other comprehensive income (loss)	—	—	—	—	—	—	—	(8,230)	(1,428)	—	(9,658)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(896)	—	—	27	869	—	—
Balance, September 30, 2018	98,143	$99	13,118	$13	$1,375,016	$(32,793)	$22,593	$(8,582)	$187,469	$9,828	$1,553,643

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$91,552	$194,829
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	1,070	4,392
Depreciation and amortization	29,192	31,896
Unrealized (gain) loss on derivative instruments	(889)	(1,356)
Unrealized (gain) loss on equity securities	(1,341)	—
Unrealized (gain) loss on Agency interest-only securities	(38)	(456)
Unrealized (gain) loss on investment in mutual fund	(308)	(204)
Provision for loan losses	600	13,600
Impairment of real estate	1,350	—
Amortization of equity based compensation	18,336	6,667
Amortization of deferred financing costs included in interest expense	8,460	8,020
Amortization of premium on mortgage loan financing	(1,300)	(762)
Amortization of above- and below-market lease intangibles	(867)	(1,286)
Amortization of premium/(accretion) of discount and other fees on loans	(14,405)	(13,795)
Amortization of premium/(accretion) of discount and other fees on securities	82	2,944
Realized (gain) loss on sale of mortgage loan receivables held for sale	(38,589)	(12,893)
Realized (gain) loss on securities	(10,726)	4,896
Realized (gain) loss on sale of real estate, net	(963)	(96,341)
Realized gain on sale of derivative instruments	84	192
Origination of mortgage loan receivables held for sale	(554,115)	(1,115,218)
Purchases of mortgage loan receivables held for sale	(9,934)	—
Repayment of mortgage loan receivables held for sale	492	1,324
Proceeds from sales of mortgage loan receivables held for sale	574,303	926,889
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(3,617)	(466)
Distributions from operations of investment in unconsolidated joint ventures	3,067	—
Deferred tax asset (liability)	7,405	(4,484)
Changes in operating assets and liabilities:
Accrued interest receivable	4,275	(1,968)
Other assets	(5,921)	7,503
Accrued expenses and other liabilities	(33,010)	(5,262)
Net cash provided by (used in) operating activities	64,245	(51,339)

	Nine Months Ended September 30,
	2019	2018

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(985,825)	(1,240,894)
Repayment of mortgage loan receivables held for investment	1,191,908	755,404
Purchases of real estate securities	(1,192,852)	(303,021)
Repayment of real estate securities	178,468	93,185
Basis recovery of Agency interest-only securities	9,339	14,898
Proceeds from sales of real estate securities	534,249	306,109
Purchases of real estate	(13,905)	(113,903)
Capital improvements of real estate	(3,606)	(4,822)
Proceeds from sale of real estate	10,794	153,398
Capital contributions and advances to investment in unconsolidated joint ventures	(56,393)	(370)
Capital distribution from investment in unconsolidated joint ventures	46,019	1,250
Capitalization of interest on investment in unconsolidated joint ventures	(142)	(1,074)
Purchase of FHLB stock	(3,704)	—
Proceeds from sale of FHLB stock	—	20,000
Purchase of derivative instruments	(210)	(305)
Sale of derivative instruments	101	114
Net cash provided by (used in) investing activities	(285,759)	(320,031)
Cash flows from financing activities:
Deferred financing costs paid	(4,453)	(2,975)
Proceeds from borrowings under debt obligations	10,186,669	4,401,648
Repayment of borrowings under debt obligations	(9,771,014)	(3,969,654)
Cash dividends paid to Class A common shareholders	(144,306)	(122,770)
Capital distributed to noncontrolling interests in operating partnership	(12,821)	(13,191)
Capital contributed by noncontrolling interests in consolidated joint ventures	498	5,779
Capital distributed to noncontrolling interests in consolidated joint ventures	(1,013)	(24,400)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(8,106)	(837)
Purchase of treasury stock	(637)	—
Net cash provided by (used in) financing activities	244,817	273,600
Net increase (decrease) in cash, cash equivalents and restricted cash	23,303	(97,770)
Cash, cash equivalents and restricted cash at beginning of period	98,450	182,683
Cash, cash equivalents and restricted cash at end of period	$121,753	$84,913

	Nine Months Ended September 30,
	2019	2018

Supplemental information:
Cash paid for interest, net of amounts capitalized	$164,429	$151,868
Cash paid (received) for income taxes	4,817	5,718

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	7,000	14
Securities and derivatives sold, not settled	3,962	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	6,120	31,764
Repayment of mortgage loans receivable held for sale	128	—
Settlement of mortgage loan receivable held for investment by real estate, net	(17,851)	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	35,940	55,403
Proceeds from sale of real estate	—	1,421
Real estate acquired in settlement of mortgage loan receivable held for investment, net	17,851	—
Net settlement of sale of real estate, subject to debt - real estate	(11,943)	—
Net settlement of sale of real estate, subject to debt - debt obligations	11,943	—
Reduction in proceeds from sales of real estate	—	62,417
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	—	(62,417)
Exchange of noncontrolling interest for common stock	16,110	62,433
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	—	428
Increase in amount payable pursuant to tax receivable agreement	(11)	(86)
Rebalancing of ownership percentage between Company and Operating Partnership	147	869
Dividends declared, not paid	2,384	1,964
Stock dividends	23,824	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2019	September 30, 2018	December 31, 2018

Cash and cash equivalents	$83,097	$49,625	$67,878
Restricted cash	38,656	35,288	30,572
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$121,753	$84,913	$98,450

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Ladder’s investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2019, Ladder Capital Corp has a 89.8% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries and records a noncontrolling interest for the economic interest in LCFH held by certain existing owners of LCFH, who were limited partners of LCFH prior Ladder Capital Corp’s initial public offering (“IPO”) and continue to hold an economic interest in LCFH and voting shares of Ladder Capital Corp Class B common stock (the “Continuing LCFH Limited Partners”). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted its IPO which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued limited partnership units (“LP Units”) from LCFH. In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries. The IPO transactions described herein are referred to as the “IPO Transactions.”

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. See Note 10 for further information on the Company’s consolidated variable interest entities.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, and at various times during the years, the balances exceeded the insured limits.

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

3. MORTGAGE LOAN RECEIVABLES

September 30, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans(2)	$3,116,050	$3,098,241	7.14%	1.27
Mezzanine loans	133,661	133,202	10.87%	3.76
Total mortgage loans held by consolidated subsidiaries	3,249,711	3,231,443	7.29%	1.37
Provision for loan losses	N/A	(18,500)
Total mortgage loan receivables held for investment, net, at amortized cost	3,249,711	3,212,943
Mortgage loan receivables held for sale:
First mortgage loans	173,957	174,214	4.59%	9.68
Total	$3,423,668	$3,387,157	7.19%	1.81

(1)	September 30, 2019 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 10.

As of September 30, 2019, $2.5 billion, or 78.4% of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2019, $174.0 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans(2)	$3,192,160	$3,170,788	7.70%	1.18
Mezzanine loans	148,221	147,602	10.89%	4.35
Total mortgage loans held by consolidated subsidiaries	3,340,381	3,318,390	7.84%	1.32
Provision for loan losses	N/A	(17,900)
Total mortgage loan receivables held for investment, net, at amortized cost	3,340,381	3,300,490
Mortgage loan receivables held for sale:
First mortgage loans	181,905	182,439	5.46%	9.75
Total	$3,522,286	$3,482,929	7.76%	1.77

(1)	December 31, 2018 LIBOR rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 10.

As of December 31, 2018, $2.5 billion, or 75.4%, of the outstanding principal of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2018, $182.4 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

For the nine months ended September 30, 2019 and 2018, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	985,825	—	—	554,115
Purchases of mortgage loan receivables	—	—	—	9,934
Repayment of mortgage loan receivables	(1,105,506)	—	—	(620)
Proceeds from sales of mortgage loan receivables(1)	—	(15,504)	—	(558,799)
Non-cash disposition of loans via foreclosure(2)	(17,611)	—	—	—
Sale of loans, net	—	—	—	38,589
Transfer between held for investment and held for sale(1)	35,940	15,504	—	(51,444)
Accretion/amortization of discount, premium and other fees	14,405	—	—	—
Provision for loan losses	—	—	(600)	—
Balance, September 30, 2019	$3,231,443	$—	$(18,500)	$174,214

(1)
During the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loan receivables held for investment, net, at amortized cost, one loan with an outstanding face amount of $15.4 million, a book value of $15.5 million (fair value at the date of reclassification) and a remaining maturity of 9.8 years, which was sold to the WFCM 2019-C49 securitization trust. Subsequently, the controlling loan interest was sold to the UBS 2019-C16 securitization trust, and as a result, the loan previously sold during the three months ended March 31, 2019 was accounted for as a sale during the six months ended June 30, 2019.

(2)	Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	1,240,894	—	1,115,218
Repayment of mortgage loan receivables	(787,167)	—	(1,324)
Proceeds from sales of mortgage loan receivables	—	—	(926,402)
Sale of loans, net(1)	—	—	12,893
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	13,795	—	—
Provision for loan losses(3)	—	(13,600)	—
Balance, September 30, 2018	$3,805,387	$(17,600)	$375,162

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the nine months ended September 30, 2018.

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

(3)
As further discussed below, during the three and nine months ended September 30, 2018, the Company recorded asset-specific provisions on collateral dependent loans of $10.0 million and $12.7 million, respectively. In addition. the Company records a portfolio-based, general loan loss provision to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment. During the three and nine months ended September 30, 2018, the Company recorded an additional general reserve of $0.3 million and $0.9 million, respectively.

During the nine months ended September 30, 2019 and September 30, 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

As of September 30, 2019 and December 31, 2018, there was $0.1 million and $0.5 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Provision for Loan Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Allowance for loan losses at beginning of period	$18,500	$7,300	$17,900	$4,000
Provision for loan losses	—	10,300	600	13,600
Allowance for loan losses at end of period	$18,500	$17,600	$18,500	$17,600

			September 30, 2019	December 31, 2018

Principal balance of loans on non-accrual status(1)			$37,161	$36,850

(1)
Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million and one loan with a carrying value of $45.0 million, as further discussed below.

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

As a result of this analysis, the Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of September 30, 2019 and December 31, 2018. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that a provision expense for loan losses of $0.6 million was required for the nine months ended September 30, 2019. This provision consisted of a portfolio-based, general loan loss provision of $0.6 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no additional asset-specific reserves.

As of September 30, 2019, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property and are considered collateral dependent because repayment is expected to be provided solely by the underlying collateral. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy. During the three months ended March 31, 2018, management believed these loans to be potentially impaired, reflecting a decline in collateral value attributable to: (i) on-going bankruptcy proceedings; (ii) rising interest rates; and (iii) the retail tenant’s creditworthiness. As a result, on March 31, 2018, the Company recorded a provision for loss on these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of September 30, 2019, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

During the year ended December 31, 2018, management identified a loan with a carrying value of $45.0 million as potentially impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the local submarket vacancy rate; and (iii) declining market conditions. As part of the Company’s evaluation, it obtained an external appraisal of the loan collateral. Based on this review, a reserve of $10.0 million was recorded for this potentially impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The restructured loan was extended for up to 12 months, including extensions. There have been no additional changes during the nine months ended September 30, 2019. On October 4, 2019, the loan was extended for an additional one month period with a November 6, 2019 maturity. On November 6, 2019 the loan was extended for an additional three month period with a February 6, 2020 maturity.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions impacting the loan improve. The Company's determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of September 30, 2019, there were no unfunded commitments associated with modified loans considered TDRs.

As of September 30, 2019 and December 31, 2018 there were no other loans on non-accrual status.

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2019 and December 31, 2018 ($ in thousands):

September 30, 2019

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,779,458	$1,780,233	$9,012	$(533)	$1,788,712	(3)	139	AAA	3.27%	3.14%	2.38
CMBS interest-only(2)(4)	2,139,357	39,961	1,491	(12)	41,440	(5)	18	AAA	0.49%	3.65%	2.61
GNMA interest-only(4)(6)	113,096	2,202	119	(295)	2,026		12	AA+	0.51%	9.65%	2.73
Agency securities(2)	641	652	2	—	654		2	AA+	2.67%	1.74%	1.97
GNMA permanent securities(2)	31,760	31,984	811	—	32,795		6	AA+	3.92%	3.27%	4.55
Corporate bonds(2)	32,088	31,604	768	—	32,372		1	BB-	3.63%	4.81%	1.31
Total debt securities	$4,096,400	$1,886,636	$12,203	$(840)	$1,897,999		178		1.75%	3.17%	2.39
Equity securities(7)	N/A	13,720	125	(388)	13,457		3	N/A	N/A	N/A	N/A
Total real estate securities	$4,096,400	$1,900,356	$12,328	$(1,228)	$1,911,456		181

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

(5)
Includes $0.8 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2019 and December 31, 2018 ($ in thousands):

September 30, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS(1)	$395,377	$1,212,074	$181,261	$—	$1,788,712
CMBS interest-only(1)	645	40,795	—	—	41,440
GNMA interest-only(2)	250	1,515	261	—	2,026
Agency securities(1)	—	654	—	—	654
GNMA permanent securities(1)	344	32,451	—	—	32,795
Corporate bonds(1)	—	32,372	—	—	32,372
Total debt securities	$396,616	$1,319,861	$181,522	$—	$1,897,999

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

During the three and nine months ended September 30, 2019, the Company realized a gain (loss) on sale of equity securities of none and $0.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and nine months ended September 30, 2018, the Company realized a gain (loss) on sale of equity securities of none and $0.1 million, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

There were $0.1 million realized losses on securities recorded as other than temporary impairments for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018 there were $0.6 million and $2.2 million, respectively, of realized losses on securities recorded as other than temporary impairments, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	September 30, 2019	December 31, 2018

Land	$197,682	$195,644
Building	820,783	814,314
In-place leases and other intangibles	159,721	162,002
Less: Accumulated depreciation and amortization	(196,853)	(173,938)
Real estate and related lease intangibles, net	$981,333	$998,022

Below market lease intangibles, net (other liabilities)	$(39,087)	$(40,367)

At September 30, 2019 and December 31, 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $23.9 million and $6.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Depreciation expense(1)	$7,394	$8,063	$22,776	$24,058
Amortization expense	1,612	2,336	6,342	7,782
Total real estate depreciation and amortization expense	$9,006	$10,399	$29,118	$31,840

(1)
Depreciation expense on the consolidated statements of income also includes $24 thousand and $18 thousand of depreciation on corporate fixed assets for the three months ended September 30, 2019 and 2018, respectively, and $74 thousand and $56 thousand of depreciation on corporate fixed assets for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s intangible assets are comprised of in-place leases, favorable leases compared to market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	September 30, 2019	December 31, 2018

Gross intangible assets(1)	$159,721	$162,002
Accumulated amortization	61,056	57,712
Net intangible assets	$98,665	$104,290

(1)
Includes $4.6 million and $5.5 million of unamortized favorable lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Reduction in operating lease income for amortization of above market lease intangibles acquired	$(94)	$(155)	$(727)	$(535)
Increase in operating lease income for amortization of below market lease intangibles acquired	564	500	1,594	1,821

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2019 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2019 (last 3 months)	$263	$1,601
2020	1,054	6,403
2021	1,054	6,232
2022	1,054	6,232
2023	1,054	6,232
Thereafter	29,981	67,233
Total	$34,460	$93,933

Lease Prepayment by Lessor, Retirement of Related Mortgage Loan Financing and Impairment of Real Estate

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant two-story office building in Wayne, NJ. As of March 31, 2019, this property had a book value of $5.6 million, which is net of accumulated depreciation and amortization of $2.7 million. The Company recognized the $10.0 million of operating lease income on a straight-line basis over the revised lease term. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on extinguishment of debt of $1.1 million. During the three months ended March 31, 2019, the Company recorded a $1.4 million impairment of real estate to reduce the carrying value of the real estate to the estimated fair value of the real estate. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a net loss of $20 thousand. See Note 15, Fair Value of Financial Instruments for further detail.

There were $1.0 million and $0.8 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

There was unencumbered real estate of $90.8 million and $58.6 million as of September 30, 2019 and December 31, 2018, respectively.

During the three and nine months ended September 30, 2019, the Company recorded $1.1 million and $2.1 million of real estate operating income, respectively, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2019 ($ in thousands):

Period Ending December 31,	Amount

2019 (last 3 months)	$21,347
2020	80,401
2021	69,055
2022	65,936
2023	64,106
Thereafter	520,897
Total	$821,742

Acquisitions

During the nine months ended September 30, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate
February 2019	Net Lease	Houghton Lake, MI	$1,242	100.0%
February 2019	Net Lease	Trenton, MO	1,164	100.0%
April 2019	Net Lease	Centralia, IL	1,242	100.0%
June 2019	Net Lease	Fayette, MO	1,423	100.0%
July 2019	Net Lease	Dexter, MO	1,150	100.0%
July 2019	Net Lease	Caledonia, MI	1,199	100.0%
August 2019	Net Lease	Poseyville, IN	1,220	100.0%
September 2019	Net Lease	Chillicothe, IL	1,445	100.0%
September 2019	Net Lease	Sullivan, IL	1,496	100.0%
September 2019	Net Lease	Becker, MN	1,185	100.0%
September 2019	Net Lease	Adrian, MO	1,138	100.0%
Total purchases of real estate			13,904

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
Total real estate acquired via foreclosure			18,200

Total real estate acquisitions			$32,104

(1)	Properties were consolidated as of acquisition date.

During the nine months ended September 30, 2019, the Company acquired title to real estate in a foreclosure. The real estate had a fair value of $18.2 million and previously served as collateral for a mortgage loan receivable held for investment, which was previously on non-accrual status. This loan had an amortized cost of $17.8 million, accrued interest of $0.2 million and an unamortized discount of $0.1 million. The acquisition was accounted for in real estate, net, at fair value on the date of foreclosure. There was no gain or loss resulting from the foreclosure of the loan.

On October 1, 2016, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). As a result of this adoption, acquisitions of real estate may not meet the revised definition of a business and may be treated as asset acquisitions rather than business combinations. The measurement of assets and liabilities acquired will no longer be recorded at fair value and the Company will now allocate purchase consideration based on relative fair values. Real estate acquisition costs, which are no longer expensed as incurred, will be capitalized as a component of the cost of the assets acquired. During the nine months ended September 30, 2019, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the nine months ended September 30, 2019, as follows ($ in thousands):

Purchase Price Allocation

Land	$4,969
Building	25,571
Intangibles	2,309
Below Market Lease Intangibles	(745)
Total purchase price	$32,104

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2019 was 38.3 years. The Company recorded $167 thousand and $246 thousand in revenues from its 2019 acquisitions for the three and nine months ended September 30, 2019, respectively, which is included in its consolidated statements of income. The Company recorded $(1.0) million and $(2.5) million in earnings (losses) from its 2019 acquisitions for the three and nine months ended September 30, 2019, respectively, which is included in its consolidated statements of income.

During the nine months ended September 30, 2018, the Company acquired the following properties ($ in thousands):

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

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2018 was 18.5 years. The Company recorded $2.0 million and $3.4 million revenues from its 2018 acquisitions for the three and nine months ended September 30, 2018, respectively. The Company recorded $0.7 million and $1.5 million in earnings (losses) from its 2018 acquisitions for the three and nine months ended September 30, 2018, respectively, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the nine months ended September 30, 2019 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

N/A	Condominium	Las Vegas, NV	$—	$—	$—	—	—	1
Various	Condominium	Miami, FL	4,195	3,796	399	—	14	8
April 2019	Diversified	Wayne, NJ	1,729	4,799	(3,070)	1	—	—
May 2019	Diversified	Grand Rapids, MI	10,019	8,254	1,765	1	—	—
August 2019	Diversified	Grand Rapids, MI	6,970	4,920	2,050	1	—	—
Totals			$22,913	$21,769	$1,144

The Company sold the following properties during the nine months ended September 30, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)		Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$6,228	$3,116	$3,112		—	8	5
Various	Condominium	Miami, FL	4,844	3,987	857		—	18	30
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	(1)	1	—	—
March 2018	Diversified	Richmond, VA	20,966	11,370	9,596	(2)	1	—	—
September 2018	Diversified	St. Paul, MN	109,275	47,627	61,648	(3)	4	—	—
Totals			$213,120	$118,710	$94,410

(1)
This property had a third party investor. The third party investor has been allocated $7.0 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the nine months ended September 30, 2018, on the consolidated statements of income.

(2)
This property had a third party investor. The third party investor has been allocated $0.4 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the nine months ended September 30, 2018, on the consolidated statements of income.

(3)
This property had a third party investor. The third party investor has been allocated $7.9 million of the realized gain, which is included in net (income) loss attributable to noncontrolling interest in consolidated joint ventures, for the nine months ended September 30, 2018, on the consolidated statements of income.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2019 and December 31, 2018 ($ in thousands):

Entity	September 30, 2019	December 31, 2018

Grace Lake JV, LLC	$3,799	$5,316
24 Second Avenue Holdings LLC	47,620	35,038
Investment in unconsolidated joint ventures	$51,419	$40,354

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2019	2018	2019	2018

Grace Lake JV, LLC	$517	$605	$1,549	$1,138
24 Second Avenue Holdings LLC	577	(204)	2,068	(672)
Earnings (loss) from investment in unconsolidated joint ventures	$1,094	$401	$3,617	$466

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

During the nine months ended September 30, 2019, the Company received $3.1 million of distributions from its investment in Grace Lake JV, LLC. During the nine months ended September 30, 2018, the Company received $1.3 million of distributions from its investment in Grace Lake JV, LLC.

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

During the three and nine months ended September 30, 2019, the Company recorded $0.6 million and $2.1 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and nine months ended September 30, 2018, the Company recorded $(0.2) million and $(0.7) million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2018, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the nine months ended September 30, 2019, the Company capitalized $0.1 million of interest expense, using a weighted average interest rate. During the three and nine months ended September 30, 2018, the Company recorded $0.4 million and $1.1 million, respectively, of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, during the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

As of December 31, 2018, 24 Second Avenue had $46.7 million of loans payable to a third party lender. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of September 30, 2019, 24 Second Avenue sold 17 residential condominium units for $47.3 million in total gross sale proceeds and one residential condominium unit was under contract for sale for $1.2 million in gross sales proceeds. As of September 30, 2019, 24 Second Avenue is holding a 15% deposit on the sales contract. As of September 30, 2019, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

The Company holds its investment in 24 Second Avenue in a TRS.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018

Total assets	$123,871	$167,837
Total liabilities	80,333	116,667
Partners’/members’ capital	$43,538	$51,170

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total revenues	$3,915	$4,351	$14,945	$13,671
Total expenses	4,595	3,415	12,029	9,788
Net income (loss)	$(680)	$936	$2,916	$3,883

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2019 and December 31, 2018 are as follows ($ in thousands):

September 30, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at September 30, 2019(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$191,031		$408,969	3.78% - 4.28%	2/24/2022	(2)	(3)	$283,517	$283,746
Committed Loan Repurchase Facility	350,000	63,996		286,004	4.25% - 4.60%	5/24/2020	(4)	(5)	100,354	102,616
Committed Loan Repurchase Facility	300,000	211,350		88,650	4.00% - 4.53%	4/10/2020	(6)	(7)	343,448	343,448
Committed Loan Repurchase Facility	300,000	116,043		183,957	3.81% - 4.06%	5/6/2021	(8)	(3)	174,001	174,353
Committed Loan Repurchase Facility	100,000	87,174		12,826	4.02% - 4.28%	7/20/2021	(9)	(3)	135,373	135,606
Committed Loan Repurchase Facility	100,000	90,927		9,073	4.03%	3/26/2020	(10)	(11)	121,899	121,899
Total Committed Loan Repurchase Facilities	1,750,000	760,521		989,479					1,158,592	1,161,668
Committed Securities Repurchase Facility	400,000	85,457		314,543	2.38% - 2.87%	3/4/2021	N/A	(12)	103,547	103,547
Uncommitted Securities Repurchase Facility	N/A (12)	940,070		N/A (13)	2.45% - 3.78%	10/2019 - 12/2019	N/A	(12)	1,047,663	1,047,663	(14)
Total Repurchase Facilities	2,150,000	1,786,048		1,304,022					2,309,802	2,312,878
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2020	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	723,313	723,313		—	4.25% - 6.75%	2020 - 2029(17)	N/A	(18)	902,656	1,093,952	(19)
CLO Debt	117,760	117,760	(20)	—	3.40% - 5.62%	2021-2034	N/A	(21)	274,149	274,523
Borrowings from the FHLB	1,945,795	1,076,449		869,346	1.47% - 2.95%	2019 - 2024	N/A	(22)	1,411,022	1,422,246	(23)
Senior Unsecured Notes	1,166,201	1,157,117	(24)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$6,369,499	$4,860,687		$2,439,798					$4,897,629	$5,103,599

(1)	September 2019 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	One additional 12-month period at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $2.3 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)	Three additional 12-month periods at Company’s option.

(16)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(17)	Anticipated repayment dates.

(18)	Certain of our real estate investments serve as collateral for our mortgage loan financing.

(19)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(20)	Presented net of unamortized debt issuance costs of $0.4 million at September 30, 2019.

(21)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(22)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(23)	Includes $9.9 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(24)	Presented net of unamortized debt issuance costs of $9.1 million at September 30, 2019.

(25)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$180,597		$419,403	4.21% - 4.96%	10/1/2020	(2)	(3)	$262,642	$261,602
Committed Loan Repurchase Facility	350,000	63,679		286,321	4.68% - 4.98%	5/24/2019	(4)	(5)	87,385	88,762
Committed Loan Repurchase Facility	300,000	120,631		179,369	4.46% - 4.96%	4/7/2019	(6)	(7)	204,747	205,219
Committed Loan Repurchase Facility	300,000	79,886		220,114	4.44% - 4.94%	5/6/2021	(8)	(3)	117,382	117,366
Committed Loan Repurchase Facility	100,000	52,738		47,262	4.58% - 4.96%	7/20/2021	(9)	(3)	72,154	72,154
Committed Loan Repurchase Facility	100,000	—		100,000	NA	12/26/2019	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,750,000	497,531		1,252,469					744,310	745,103
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(12)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	166,154		N/A (13)	2.99% - 4.55%	1/2019 - 3/2019	N/A	(12)	187,803	187,803	(14)(15)
Total Repurchase Facilities	2,150,000	663,685		1,652,469					932,113	932,906
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2019	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	743,902	743,902		—	4.25% - 7.00%	2020 - 2028(18)	N/A	(19)	939,362	1,108,968	(20)
CLO Debt	601,543	601,543	(21)	—	3.34% - 6.06%	2021-2034	N/A	(22)	710,502	710,737
Participation Financing - Mortgage Loan Receivable	2,453	2,453		—	17.00%	6/6/2019	N/A	(3)	2,453	2,453
Borrowings from the FHLB	1,933,522	1,286,000		647,522	1.18% - 3.01%	2019 - 2024	N/A	(23)	1,652,952	1,655,150	(24)
Senior Unsecured Notes	1,166,201	1,154,991	(25)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations	$6,864,051	$4,452,574		$2,566,421					$4,237,382	$4,410,214

(1)	December 31, 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

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

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into six committed master repurchase agreements, as outlined in the September 30, 2019 table above, totaling $1.8 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, the Company had repurchase agreements with 10 counterparties, with total debt obligations outstanding of $1.8 billion. As of September 30, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.0 million, or 5% of our total equity. As of September 30, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 22.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of September 30, 2019 and December 31, 2018, the amount of unamortized costs relating to such facilities are $6.8 million and $6.3 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 4.25% to 6.75%, with anticipated maturity dates between 2020 - 2029 as of September 30, 2019. These loans have carrying amounts of $723.3 million and $743.9 million, net of unamortized premiums of $5.3 million and $5.8 million as of September 30, 2019 and December 31, 2018, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.5 million and $1.3 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2019, respectively. The Company recorded $0.3 million and $0.8 million of premium amortization, which decreased interest expense, for the three and nine months ended September 30, 2018, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $902.7 million and $939.4 million as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company executed nine and eleven term debt agreements, respectively, to finance properties in its real estate portfolio.

On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million.

CLO Debt

The Company completed CLO issuances in the two transactions described below. As of September 30, 2019 and December 31, 2018, the Company had a total of $117.8 million and $601.5 million, respectively, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.4 million and $2.6 million are included in CLO debt as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the CLO debt has interest rates of 3.4% to 5.62% (with a weighted average of 4.97%). As of September 30, 2019, collateral for the CLO debt comprised $274.1 million of first mortgage commercial mortgage real estate loans. In October 2019, the Company redeemed all outstanding debt obligations related to the two CLO transactions.

On October 17, 2017, a consolidated subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO are repaid, the CLO may acquire portions of the future fundings from the Company’s consolidated subsidiary. A consolidated subsidiary of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 10.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans have future funding components that were not contributed to the CLO and that are retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, the CLO may acquire portions of the future fundings from the Company’s consolidated subsidiary, as long as certain requirements are met. A consolidated subsidiary of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retains control over major decisions made with respect to the administration of the Contributed Loans and appoints the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidates the VIE - See Note 10.

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million were considered non-recourse secured borrowings and were recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million outstanding as of December 31, 2018. There were no non-recourse secured borrowings recognized in debt obligations on the Company’s consolidated balance sheets as of September 30, 2019, as the loan matured and was repaid during the three months ended June 30, 2019. The Company recorded $0.2 million of interest expense for the nine months ended September 30, 2019. The Company recorded $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2019, Tuebor had $1.1 billion of borrowings outstanding (with an additional $869.3 million of committed term financing available from the FHLB), with terms of overnight to 5.0 years (with a weighted average of 2.3 years), interest rates of 1.47% to 2.95% (with a weighted average of 2.50%), and advance rates of 61.0% to 95.7% of the collateral. As of September 30, 2019, collateral for the borrowings was comprised of $721.5 million of CMBS and U.S. Agency Securities and $689.5 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.9 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 22.1% of the Company’s outstanding debt obligations as of September 30, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2019, the Company has a 89.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2019 and December 31, 2018.

Unamortized debt issuance costs of $9.1 million and $11.2 million are included in senior unsecured notes as of September 30, 2019 and December 31, 2018, respectively, in accordance with GAAP.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2019 (last 3 months)	$1,039,597
2020	1,052,894
2021	876,649
2022	655,706
2023	559,422
Thereafter	680,935
Subtotal	4,865,203
Debt issuance costs included in senior unsecured notes	(9,084)
Debt issuance costs included in CLO debt	(394)
Debt issuance costs included in mortgage loan financing	(380)
Premiums included in mortgage loan financing(2)	5,342
Total	$4,860,687

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2019 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of September 30, 2019.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $829.3 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2019.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2019 and December 31, 2018 ($ in thousands):

September 30, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	0.61
Futures
5-year Swap	49,200	—	20	0.25
10-year Swap	149,500	—	61	0.25
5-year U.S. Treasury Note	2,200	—	1	0.25
Total futures	200,900	—	82
Credit derivatives
S&P 500 Put Options	6,000	22	—	0.30
Total credit derivatives	6,000	22	—
Total derivatives	$276,471	$22	$82

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$69,571	$—	$—	1.35
Futures
5-year Swap	$274,900	$—	$526	0.25
10-year Swap	227,700	—	436	0.25
5-year U.S. Treasury Note	6,800	—	13	0.25
Total futures	509,400	—	975
Total derivatives	$578,971	$—	$975

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(618)	$(8,868)	$(9,486)	$892	$(36,761)	$(35,869)
Credit Derivatives	(3)	24	21	(3)	(84)	(87)
Total	$(621)	$(8,844)	$(9,465)	$889	$(36,845)	$(35,956)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(940)	$8,099	$7,159	$(52)	$28,985	$28,933
Swaps	—	—	—	1,403	(848)	555
Credit Derivatives	(44)	—	(44)	5	(337)	(332)
Total	$(984)	$8,099	$7,115	$1,356	$27,800	$29,156

The Company’s counterparties held $4.2 million and $5.0 million of cash margin as collateral for derivatives as of September 30, 2019 and December 31, 2018, respectively, which is included in restricted cash in the consolidated balance sheets.

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

Credit Risk-Related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision whereby, if the Company defaults on certain of its indebtedness, the Company could also be declared in default on its derivatives, resulting in an acceleration of payment under the derivatives. As of September 30, 2019 and December 31, 2018, the Company was in compliance with these requirements and not in default on its indebtedness. As of September 30, 2019 and December 31, 2018, there was no cash collateral held by the derivative counterparties for these derivatives, included in restricted cash in the consolidated statements of financial condition. No additional cash would be required to be posted if the acceleration of payment under the derivatives was triggered.

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2019 and December 31, 2018. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2019
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$22	$—	$22	$—	$—	$22
Total	$22	$—	$22	$—	$—	$22

(1) Included in restricted cash on consolidated balance sheets.

As of September 30, 2019
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Derivatives	$82	$—	$82	$—	$82	$—
Repurchase agreements	$1,786,048	$—	$1,786,048	$1,786,048	$—	$—
Total	$1,786,130	$—	$1,786,130	$1,786,048	$82	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2019 and December 31, 2018 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

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

	September 30, 2019	December 31, 2018
	Notes 3 & 7	Notes 3 & 7

Mortgage loan receivables held for investment, net, at amortized cost	$274,149	$710,502
Accrued interest receivable	1,363	3,921
Other assets(1)	—	81,390
Total assets	$275,512	$795,813

Senior and unsecured debt obligations	$117,760	$607,440
Accrued expenses	306	1,471
Other liabilities	2	2
Total liabilities	118,068	608,913

Net equity in VIEs (eliminated in consolidation)	157,444	186,900
Total equity	157,444	186,900

Total liabilities and equity	$275,512	$795,813

(1)	Primarily consists of loan repayments in transit as of December 31, 2018.

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

During the nine months ended September 30, 2019, 1,140,000 Series REIT LP Units and 1,140,000 Series TRS LP Units were collectively exchanged for 1,140,000 shares of Class A common stock and 1,140,000 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the nine months ended September 30, 2018, 4,549,832 Series REIT LP Units and 4,549,832 Series TRS LP Units were collectively exchanged for 4,549,832 shares of Class A common stock; and 4,549,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2019, the Company repurchased 40,065 shares of Class A common stock. As of September 30, 2019, the Company has a remaining amount available for repurchase of $41.1 million, which represents 2.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $17.27 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2019		$41,132

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of September 30, 2018		$41,769

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2019 and 2018:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
May 30, 2019	0.340
August 22, 2019	0.340
Total	$1.020

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
Total	$0.965

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	14,935	1,840	16,775
Exchange of noncontrolling interest for common stock	64	(64)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
September 30, 2019	$10,367	$1,171	$11,538

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(8,230)	(1,428)	(9,658)
Exchange of noncontrolling interest for common stock	(167)	167	—
Rebalancing of ownership percentage between Company and Operating Partnership	27	(27)	—
September 30, 2018	$(8,582)	$(1,172)	$(9,754)

12. NONCONTROLLING INTERESTS

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2019, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital and accumulated other comprehensive income in the Company’s shareholders’ equity by $0.1 million as of September 30, 2019.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of September 30, 2019, the Company consolidates seven ventures in which there are other noncontrolling investors, which own between 1.2% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 20 office buildings, one industrial property, one condominium complex and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2019	2018	2019	2018

Basic Net income (loss) available for Class A common shareholders	$27,576	$66,630	$81,996	$155,911
Diluted Net income (loss) available for Class A common shareholders	$27,576	$74,038	$81,996	$177,875
Weighted average shares outstanding
Basic	106,004,152	96,935,986	105,264,752	96,317,513
Diluted	106,603,713	110,650,253	106,232,581	110,482,991

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2019 and 2018 are described and presented below.

Basic Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2019 and 2018, respectively.

Denominator: utilizes the weighted average shares of Class A common stock for the three and nine months ended September 30, 2019 and 2018, respectively.

Diluted Net Income (Loss) per Share

Numerator: utilizes net income (loss) available for Class A common shareholders for the three and nine months ended September 30, 2019 and 2018, respectively, for the basic net income (loss) per share calculation described above, adding net income (loss) amounts attributable to the noncontrolling interest in the Operating Partnership using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

Denominator: utilizes the weighted average number of shares of Class A common stock for the three and nine months ended September 30, 2019 and 2018, respectively, for the basic net income (loss) per share calculation described above adding the dilutive effect of shares issuable relating to Operating Partnership exchangeable interests and the incremental shares of unvested Class A restricted stock using the treasury method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share amounts)	2019	2018	2019	2018

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,576	$66,630	$81,996	$155,911
Denominator:
Weighted average number of shares of Class A common stock outstanding	106,004,152	96,935,986	105,264,752	96,317,513
Basic net income (loss) per share of Class A common stock	$0.26	$0.69	$0.78	$1.62

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$27,576	$66,630	$81,996	$155,911
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)	—	8,991	—	22,786
Additional corporate tax (expense) benefit	—	(1,583)	—	(822)
Diluted net income (loss) attributable to Class A common shareholders	27,576	74,038	81,996	177,875
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	106,004,152	96,935,986	105,264,752	96,317,513
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders	—	13,202,202	—	13,800,597
Incremental shares of unvested Class A restricted stock	599,561	512,065	967,829	364,881
Diluted weighted average number of shares of Class A common stock outstanding	106,603,713	110,650,253	106,232,581	110,482,991
Diluted net income (loss) per share of Class A common stock	$0.26	$0.67	$0.77	$1.61

(1)
For three and nine months ended September 30, 2019, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 with Respect to 2014 Performance	$—	$—	$—	$172
Annual Incentive Awards Granted in 2016 with Respect to 2015 Performance	—	323	131	971
Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance(1)	280	524	955	1,655
Other 2017 Restricted Stock Awards(1)	25	76	102	257
Annual Incentive Awards Granted in 2017 with Respect to 2017 Performance(1)	596	1,122	1,961	3,325
2018 Restricted Stock Awards	—	95	32	230
Other 2018 Restricted Stock Awards(1)	11	9	31	12
Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance(1)	2,509	—	14,804	—
2019 Restricted Stock Awards	148	—	297	—
Other Employee/Director Awards	6	13	23	45
Total Stock Based Compensation Expense	$3,575	$2,162	$18,336	$6,667

Phantom Equity Investment Plan	$343	$—	$1,047	$—
Ladder Capital Corp Deferred Compensation Plan	$—	$601	$—	$1,519
Bonus Expense	$6,533	$9,210	$21,035	$26,772

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris, our Chief Executive Officer.

Summary of Restricted Stock and Stock and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share

Grants - Class A Common Stock (restricted)	23,443	$16.58	4,720	$15.89	1,569,694	$17.54	33,656	$14.86
Grants - Class A Common Stock (restricted) dividends	—	—	—	—	11,113	16.61	—	—
Stock Options	—	—	—	—	12,073	—	—	—

The table below presents the number of unvested shares and outstanding stock options at September 30, 2019 and changes during 2019 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2018	1,118,194	982,135
Granted	1,580,807	12,073
Exercised		—
Vested	(1,122,107)
Forfeited	(8,702)	—
Expired		—
Nonvested/Outstanding at September 30, 2019	1,568,192	994,208

Exercisable at September 30, 2019		994,208

At September 30, 2019 there was $14.8 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 25.8 months.

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

As of September 30, 2018 there was $8.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 34 months, with a weighted-average remaining vesting period of 21.2 months.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris became fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. The Executive Retirement Eligibility Date for Pamela McCormack is December 8, 2019 (the “McCormack Retirement Eligibility Date”). For Management Grantees other than Harris and McCormack, the Executive Retirement Eligibility Date is February 11, 2019, when the time-vesting portion of the Annual Restricted Stock Awards and the Annual Option Awards will become fully vested, and the time-vesting portion of any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the occurrence of the respective Executive Retirement Eligibility Dates for each of the Management Grantees except Mr. Harris, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards will remain outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the Catch-Up Provision described above, regardless of continued employment with our subsidiaries following the Executive Retirement Eligibility Date.

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

On February 18, 2017, a new employee of the Company received a Restricted Stock Award with a grant date fair value of $0.4 million, representing 28,881 shares of restricted Class A common stock, which vested in two equal installments on each of the first two anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. Compensation expense was recognized on a straight-line basis over the requisite service period.

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

On February 18, 2017, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.2 million, representing 16,245 shares of restricted Class A common stock, which vested in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award was recognized on a straight-line basis over the one year vesting period.

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

On March 3, 2017, a new member of the board of directors received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 5,130 shares of restricted Class A common stock, which was scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued service on the board of directors. Compensation expense for restricted stock subject to time-based vesting criteria granted to the director will be expensed 1/3 each year, for three years on an annual basis following such grant.

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

2018 Restricted Stock Awards

On February 18, 2018, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 25,370 shares of restricted Class A common stock, which vested in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award was recognized on a straight-line basis over the one year vesting period.

Other 2018 Restricted Stock Awards

On April 23, 2018, a new employee of the Company received a Restricted Stock Award with a grant date fair value of $0.1 million, representing 3,566 shares of restricted Class A common stock, which will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to continued employment on the applicable vesting dates. Compensation expense shall be recognized on a straight-line basis over the requisite service period.

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

An equitable adjustment was also made to outstanding options in the first quarter of 2019 for the Company’s stock dividend paid on January 24, 2019. Those additional options are reflected in the summary of grants table above.

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

On July 1, 2019, a new employee of the Company received a Restricted Stock Award with a grant date fair value of $0.4 million, representing 24,125 shares of restricted Class A common stock. Fifty percent of this Restricted Stock Award granted is subject to time-based vesting criteria, and the remaining 50% of this Restricted Stock Award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock granted will vest in three installments on July 1 of each of 2020, 2021 and 2022 subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on July 1 of each of 2020, 2021 and 2022 upon the Compensation Committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2019, 2020 and 2021, respectively. The Catch-Up Provision applies to the performance vesting portion of this award. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these Restricted Stock Award on a straight-line basis over the requisite service period.

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

As of September 30, 2019, there are 260,200 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 138,583 are unvested, resulting in a liability of $4.6 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2018, there were 380,662 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 130,389 were unvested, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 7, 2019, the board of directors of Ladder Capital Corp approved 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. On December 19, 2017, the board of directors of Ladder Capital Corp approved 2017 bonus payments to employees, including officers, totaling $49.3 million, which included $15.5 million of equity based compensation, which was granted on December 21, 2017. Cash bonuses of $17.1 million were paid on December 29, 2017. The remaining $16.8 million of cash bonuses were accrued for as of December 31, 2017 and paid to employees in full on January 5, 2018. During the three and nine months ended September 30, 2019, the Company recorded compensation expense of $6.5 million and $21.0 million, respectively, related to bonuses. During the three and nine months ended September 30, 2018, the Company recorded compensation expense of $9.2 million and $26.8 million, respectively, related to bonuses.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2019 and December 31, 2018 are as follows ($ in thousands):

September 30, 2019

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,779,458		$1,780,233	$1,788,712	Internal model, third-party inputs	3.14%	2.38
CMBS interest-only(1)	2,139,357	(2)	39,961	41,440	Internal model, third-party inputs	3.65%	2.61
GNMA interest-only(3)	113,096	(2)	2,202	2,026	Internal model, third-party inputs	9.65%	2.73
Agency securities(1)	641		652	654	Internal model, third-party inputs	1.74%	1.97
GNMA permanent securities(1)	31,760		31,984	32,795	Internal model, third-party inputs	3.27%	4.55
Corporate bonds(1)	32,088		31,604	32,372	Internal model, third-party inputs	4.81%	1.31
Equity securities(3)	N/A		13,720	13,457	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,249,711		3,231,443	3,249,383	Discounted Cash Flow(4)	7.29%	1.37
Provision for loan losses	N/A		(18,500)	(18,500)	(5)	N/A	N/A
Mortgage loan receivables held for sale	173,957		174,214	182,716	Internal model, third-party inputs(6)	4.59%	9.68
FHLB stock(7)	61,619		61,619	61,619	(7)	5.50%	N/A
Nonhedge derivatives(1)(8)	6,000		N/A	22	Counterparty quotations	N/A	0.30

Liabilities:
Repurchase agreements - short-term	1,486,049		1,486,049	1,486,049	Discounted Cash Flow(9)	2.65%	0.18
Repurchase agreements - long-term	299,999		299,999	299,999	Discounted Cash Flow(10)	3.20%	1.28
Mortgage loan financing	718,351		723,313	748,489	Discounted Cash Flow(10)	4.96%	1.51
CLO debt	117,760		117,760	117,760	Discounted Cash Flow(9)	4.97%	5.91
Borrowings from the FHLB	1,076,449		1,076,449	1,084,876	Discounted Cash Flow	2.50%	2.32
Senior unsecured notes	1,166,201		1,157,117	1,201,973	Broker quotations, pricing services	5.39%	3.53
Nonhedge derivatives(1)(8)	270,471		N/A	82	Counterparty quotations	N/A	0.25

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2019 and December 31, 2018 ($ in thousands):

September 30, 2019

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,767,314		$—	$—	$1,777,085	$1,777,085
CMBS interest-only(1)	2,128,234	(2)	—	—	40,601	40,601
GNMA interest-only(3)	113,096	(2)	—	—	2,026	2,026
Agency securities(1)	641		—	—	654	654
GNMA permanent securities(1)	31,760		—	—	32,795	32,795
Corporate bonds(1)	32,088		—	—	32,372	32,372
Equity securities	N/A		13,457	—	—	13,457
Nonhedge derivatives(4)	6,000		—	22	—	22
			$13,457	$22	$1,885,533	$1,899,012
Liabilities:
Nonhedge derivatives(4)	270,471		$—	$82	$—	$82

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,249,711		$—	$—	$3,249,383	$3,249,383
Provision for loan losses	N/A		—	—	(18,500)	(18,500)
Mortgage loan receivable held for sale	173,957		—	—	182,716	182,716
CMBS(5)	12,144		—	—	11,627	11,627
CMBS interest-only(5)	11,123	(2)	—	—	839	839
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,487,684	$3,487,684
Liabilities:
Repurchase agreements - short-term	1,486,049		$—	$—	$1,486,049	$1,486,049
Repurchase agreements - long-term	299,999		—	—	299,999	299,999
Mortgage loan financing	718,351		—	—	748,489	748,489
CLO debt	117,760		—	—	117,760	117,760
Borrowings from the FHLB	1,076,449		—	—	1,084,876	1,084,876
Senior unsecured notes	1,166,201		—	—	1,201,973	1,201,973
			$—	$—	$4,939,146	$4,939,146

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Nine Months Ended September 30,
Level 3	2019	2018

Balance at January 1,	$1,385,957	$1,106,517
Transfer from level 2	—	—
Purchases	1,193,671	303,007
Sales	(533,811)	(306,109)
Paydowns/maturities	(178,402)	(93,185)
Amortization of premium/discount	(9,333)	(17,842)
Unrealized gain/(loss)	16,813	(9,203)
Realized gain/(loss) on sale(1)	10,639	(4,896)
Balance at September 30,	$1,885,534	$978,289

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2019

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,788,712		Discounted cash flow	Yield (4)	1.68%	3.1%	20.55%
				Duration (years)(5)	0.00	1.54	7.10
CMBS interest-only(1)	41,440	(2)	Discounted cash flow	Yield (4)	1.79%	3.73%	6.35%
				Duration (years)(5)	0.08	2.61	3.85
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	2,026	(2)	Discounted cash flow	Yield (4)	(7.19)%	14.44%	44.47%
				Duration (years)(5)	0.00	2.78	8.61
				Prepayment speed (CPJ)(5)	5.00	11.57	15.00
Agency securities(1)	654		Discounted cash flow	Yield (4)	—%	1.43%	1.85%
				Duration (years)(5)	0.00	2.46	3.17
GNMA permanent securities(1)	32,795		Discounted cash flow	Yield (4)	3.43%	18.72%	84.30%
				Duration (years)(5)	1.15	7.76	13.99
Corporate bonds(1)	32,372		Discounted cash flow	Yield (4)	2.79%	2.79%	2.79%
				Duration (years)(5)	1.05	1.05	1.05
Total	$1,897,999

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

There were no assets carried at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

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

(2)	Impairment is discussed in further detail in Note 5, Real Estate and Related Lease Intangibles, Net.

16. INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2015 (the REIT Election”). As such, the Company’s income is generally not subject to U.S. Federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.4 million and $(6.9) million for the three and nine months ended September 30, 2019, respectively. Current income tax expense (benefit) was $7.2 million and $10.2 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company’s net deferred tax assets (liabilities) were $(4.7) million and $2.3 million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $0.7 million and $7.4 million for the three and nine months ended September 30, 2019, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $(6.0) million and $(4.5) million for the three and nine months ended September 30, 2018, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2019, the Company has a deferred tax asset of $10.0 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2020. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2019, the tax years 2015-2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In January 2019, a settlement was reached with New York State pertaining to an audit of these corporate entities for the years 2013-2015. As a result of the settlement, during the year ended December 31, 2018, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York. Pursuant to the indemnification, management expects to recover $2.5 million of such amounts and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. As of July 31, 2019, the Company collected all amounts owed by the indemnity counterparties related to the 2013-2015 audit. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. The Company does not expect the audit to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of September 30, 2019 and December 31, 2018, the Company’s unrecognized tax benefit is a liability for $0.2 million and $0.8 million, respectively, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of September 30, 2019, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. The statute of limitations for the federal portion of the $0.8 million unrecognized tax benefit as of December 31, 2018 had expired as of September 30, 2019. This expiration allowed us to release $0.6 million of the unrecognized tax benefit liability.

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

As of September 30, 2019 and December 31, 2018, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for Continuing LCFH Limited Partners. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of September 30, 2019, members of senior management have $0.8 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The loan was repaid during the three months ended June 30, 2019. See Note 7, Debt Obligations, Net for further detail. The Company recorded $0.2 million of interest expense for the nine months ended September 30, 2019, which is included in accrued expenses on the consolidated balance sheets. The Company recorded $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2018, respectively, which is included in accrued expenses on the consolidated balance sheets.

On December 12, 2018, Ladder provided a $6.4 million first mortgage interest-only loan to a borrower affiliated with principals of Related to facilitate the acquisition of a gym facility and associated parking located in Woodbury, New York. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 12% interest in the borrowing entity and is a member of Ladder’s board of directors. For the nine months ended September 30, 2019, the Company earned $0.1 million in interest income related to this loan. The loan was sold into a securitization trust during the three months ended June 30, 2019.

On March 5, 2019, Ladder provided a $14.3 million first mortgage interest-only loan to a borrower affiliated with principals of Related to refinance a gym facility and associated parking located in Bloomfield Heights, Michigan. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 0.7% interest in the borrowing entity and is a member of Ladder’s board of directors. For the nine months ended September 30, 2019, the Company earned $0.3 million in interest income related to this loan. The loan was sold into a securitization trust during the three months ended June 30, 2019.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. There is no cumulative effect on retained earnings or other components of equity recognized as of January 1, 2019. As of September 30, 2019, the Company had a $2.7 million lease liability and a $2.7 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.3 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, and are included in operating lease income on the Company’s consolidated statements of income, compared to $2.3 million and $7.8 million of tenant reimbursements for the three and nine months ended September 30, 2018, respectively.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of September 30, 2019, the Company’s off-balance sheet arrangements consisted of $257.7 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2018, the Company’s off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended September 30, 2019
Interest income	$66,422	$15,515	$7	$307		$82,251
Interest expense	(12,063)	(5,632)	(9,646)	(24,056)		(51,397)
Net interest income (expense)	54,359	9,883	(9,639)	(23,749)		30,854
Provision for loan losses	—	—	—	—		—
Net interest income (expense) after provision for loan losses	54,359	9,883	(9,639)	(23,749)		30,854

Operating lease income	—	—	24,405	—		24,405
Sale of loans, net	11,247	—	—	—		11,247
Realized gain (loss) on securities	—	3,396	—	—		3,396
Unrealized gain (loss) on equity securities	—	254	—	—		254
Unrealized gain (loss) on Agency interest-only securities	—	16	—	—		16
Realized gain on sale of real estate, net	—	—	2,082	—		2,082
Fee and other income	3,839	428	—	899		5,166
Net result from derivative transactions	(6,557)	(2,908)	—	—		(9,465)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,094	—		1,094
Total other income (loss)	8,529	1,186	27,581	899		38,195

Salaries and employee benefits	—	—	—	(14,319)		(14,319)
Operating expenses	—	—	—	(5,314)	(3)	(5,314)
Real estate operating expenses	—	—	(6,270)	—		(6,270)
Fee expense	(1,264)	(92)	(700)	—		(2,056)
Depreciation and amortization	—	—	(9,005)	(25)		(9,030)
Total costs and expenses	(1,264)	(92)	(15,975)	(19,658)		(36,989)

Income tax (expense) benefit	—	—	—	(1,112)		(1,112)
Segment profit (loss)	$61,624	$10,977	$1,967	$(43,620)		$30,948

Total assets as of September 30, 2019	$3,387,157	$1,911,456	$1,032,752	$288,509		$6,619,874

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended September 30, 2018
Interest income	$81,779	$8,541	$6	$60		$90,386
Interest expense	(17,232)	(1,482)	(9,213)	(23,549)		(51,476)
Net interest income (expense)	64,547	7,059	(9,207)	(23,489)		38,910
Provision for loan losses	(10,300)	—	—	—		(10,300)
Net interest income (expense) after provision for loan losses	54,247	7,059	(9,207)	(23,489)		28,610

Operating lease income	—	—	24,997	—		24,997
Sale of loans, net	1,861	—	—	—		1,861
Realized gain (loss) on securities	—	(2,554)	—	—		(2,554)
Unrealized gain (loss) on Agency interest-only securities	—	142	—	—		142
Realized gain on sale of real estate, net	—	—	63,704	—		63,704
Fee and other income	3,895	—	—	956		4,851
Net result from derivative transactions	3,741	3,374	—	—		7,115
Earnings (loss) from investment in unconsolidated joint ventures	—	—	401	—		401
Gain (loss) on extinguishment/defeasance of debt	—	—	(4,323)	—		(4,323)
Total other income (loss)	9,497	962	84,779	956		96,194

Salaries and employee benefits	—	—	—	(15,792)		(15,792)
Operating expenses	61	—	—	(5,525)	(3)	(5,464)
Real estate operating expenses	—	—	(7,152)	—		(7,152)
Fee expense	(928)	(91)	(292)	—		(1,311)
Depreciation and amortization	—	—	(10,398)	(19)		(10,417)
Total costs and expenses	(867)	(91)	(17,842)	(21,336)		(40,136)

Income tax (expense) benefit	—	—	—	(1,204)		(1,204)
Segment profit (loss)	$62,877	$7,930	$57,730	$(45,073)		$83,464

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Nine months ended September 30, 2019
Interest income	$209,369	$43,844	$21	$806		$254,040
Interest expense	(41,043)	(12,250)	(27,620)	(74,102)		(155,015)
Net interest income (expense)	168,326	31,594	(27,599)	(73,296)		99,025
Provision for loan losses	(600)	—	—	—		(600)
Net interest income (expense) after provision for loan losses	167,726	31,594	(27,599)	(73,296)		98,425

Operating lease income	—	—	81,106	—		81,106
Sale of loans, net	38,589	—	—	—		38,589
Realized gain (loss) on securities	—	10,726	—	—		10,726
Unrealized gain (loss) on equity securities	—	1,341	—	—		1,341
Unrealized gain (loss) on Agency interest-only securities	—	38	—	—		38
Realized gain on sale of real estate, net	—	—	963	—		963
Impairment of real estate	—	—	(1,350)	—		(1,350)
Fee and other income	13,095	1,165	7	2,780		17,047
Net result from derivative transactions	(20,273)	(15,683)	—	—		(35,956)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	3,617	—		3,617
Gain (loss) on extinguishment of debt	—	—	(1,070)	—		(1,070)
Total other income (loss)	31,411	(2,413)	83,273	2,780		115,051

Salaries and employee benefits	—	—	—	(52,800)		(52,800)
Operating expenses	—	—	—	(16,727)	(3)	(16,727)
Real estate operating expenses	—	—	(17,776)			(17,776)
Fee expense	(3,516)	(280)	(1,155)	—		(4,951)
Depreciation and amortization	—	—	(29,118)	(74)		(29,192)
Total costs and expenses	(3,516)	(280)	(48,049)	(69,601)		(121,446)

Income tax (expense) benefit	—	—	—	(478)		(478)
Segment profit (loss)	$195,621	$28,901	$7,625	$(140,595)		$91,552

Total assets as of September 30, 2019	$3,387,157	$1,911,456	$1,032,752	$288,509		$6,619,874

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Nine months ended September 30, 2018
Interest income	$228,273	$25,217	$16	$316		$253,822
Interest expense	(46,286)	(3,423)	(25,799)	(69,098)		(144,606)
Net interest income (expense)	181,987	21,794	(25,783)	(68,782)		109,216
Provision for loan losses	(13,600)	—	—	—		(13,600)
Net interest income (expense) after provision for loan losses	168,387	21,794	(25,783)	(68,782)		95,616

Operating lease income	—	—	79,306	—		79,306
Sale of loans, net	12,893	—	—	—		12,893
Realized gain (loss) on securities	—	(4,896)	—	—		(4,896)
Unrealized gain (loss) on Agency interest-only securities	—	456	—	—		456
Realized gain on sale of real estate, net	—	—	96,341	—		96,341
Fee and other income	10,823	72	3,416	3,268		17,579
Net result from derivative transactions	14,516	14,640	—	—		29,156
Earnings (loss) from investment in unconsolidated joint ventures	—	—	466	—		466
Gain (loss) on extinguishment of debt	(69)	—	(4,323)	—		(4,392)
Total other income (loss)	38,163	10,272	175,206	3,268		226,909

Salaries and employee benefits	—	—	—	(46,754)		(46,754)
Operating expenses	61	—	—	(16,669)	(3)	(16,608)
Real estate operating expenses	—	—	(23,806)			(23,806)
Fee expense	(2,160)	(297)	(496)	—		(2,953)
Depreciation and amortization	—	—	(31,840)	(56)		(31,896)
Total costs and expenses	(2,099)	(297)	(56,142)	(63,479)		(122,017)

Income tax (expense) benefit	—	—	—	(5,679)		(5,679)
Segment profit (loss)	$204,451	$31,769	$93,281	$(134,672)		$194,829

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $51.4 million and $40.4 million as of September 30, 2019 and December 31, 2018, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $57.9 million as of September 30, 2019 and December 31, 2018, respectively, the Company’s deferred tax asset (liability) of $(4.7) million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively and the Company’s senior unsecured notes of $1.2 billion as of September 30, 2019 and December 31, 2018.

(3)
Includes $3.0 million and $9.1 million of professional fees for the three and nine months ended September 30, 2019, respectively. Includes $2.9 million and $8.7 million of professional fees for the three and nine months ended September 30, 2018, respectively.

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

Overview

Ladder is an internally-managed real estate investment trust that is a leader in commercial real estate finance. Ladder originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Ladder’s investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $24.4 billion of commercial real estate loans from our inception through September 30, 2019. During this timeframe, we also acquired $11.8 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.7 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2019, we originated $16.0 billion of conduit loans, $15.9 billion of which were sold into 63 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2019, we had $6.6 billion in total assets and $1.6 billion of total equity. Our assets included $3.4 billion of loans, $1.9 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of September 30, 2019, we had $1.2 billion of unsecured debt financing outstanding. This unsecured financing was comprised of $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”), and there were no borrowings outstanding under our $266.4 million Revolving Credit Facility.

In addition, as of September 30, 2019, we had $3.7 billion of secured debt financing outstanding. This financing was comprised of $1.1 billion of financing from the Federal Home Loan Bank (the “FHLB”), $846.0 million of committed secured term repurchase agreement financing, $940.1 million of other securities financing, $723.3 million of third-party, non-recourse mortgage debt and $117.8 million of collateralized loan obligation (“CLO”) debt.

As of September 30, 2019, we had $2.4 billion of committed, undrawn total funding capacity available, consisting of $266.4 million of availability under our $266.4 million Revolving Credit Facility, $869.3 million of undrawn committed FHLB financing and $1.3 billion of other undrawn committed financings. As of September 30, 2019, our debt-to-equity ratio was 3.0:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 2.9:1.0 as of September 30, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2019, our management team and directors held interests in our Company comprising 11.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer is an additional officer of Ladder. We employ 73 full-time industry professionals.

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

	September 30, 2019		December 31, 2018
Loans

Balance sheet loans:
Balance sheet first mortgage loans	$3,098,241	46.8%	$3,170,788	50.5%
Other commercial real estate-related loans	133,202	2.0%	147,602	2.4%
Provision for loan losses	(18,500)	(0.3)%	(17,900)	(0.3)%
Total balance sheet loans	3,212,943	48.5%	3,300,490	52.6%
Conduit first mortgage loans	174,214	2.6%	182,439	2.9%
Total loans	3,387,157	51.1%	3,482,929	55.5%
Securities
CMBS investments	1,830,152	27.8%	1,308,331	20.8%
U.S. Agency Securities investments	35,475	0.5%	36,374	0.6%
Corporate bonds	32,372	0.5%	53,871	0.9%
Equity securities	13,457	0.2%	11,550	0.2%
Total securities	1,911,456	29.0%	1,410,126	22.5%
Real Estate
Real estate and related lease intangibles, net	981,333	14.8%	998,022	15.9%
Total real estate	981,333	14.8%	998,022	15.9%
Other Investments
Investments in and advances to unconsolidated joint ventures	51,419	0.8%	40,354	0.6%
FHLB stock	61,619	0.9%	57,915	0.9%
Total other investments	113,038	1.7%	98,269	1.5%
Total investments	6,392,984	96.6%	5,989,346	95.4%
Cash, cash equivalents and restricted cash	121,753	1.8%	98,450	1.6%
Other assets	105,137	1.6%	185,076	3.0%
Total assets	$6,619,874	100.0%	$6,272,872	100.0%

Loans

Balance Sheet First Mortgage Loans.  We originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are typically undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR based floating rates and terms (including extension options) ranging from one to five years. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a CLO or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. These investments have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2019, we held a portfolio of 149 balance sheet first mortgage loans with an aggregate book value of $3.1 billion. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 70.0% at September 30, 2019.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2019, we held a portfolio of 27 other commercial real estate-related loans with an aggregate book value of $133.2 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.2% at September 30, 2019.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. From our inception in 2008 through September 30, 2019, we have originated and funded $16.0 billion of conduit first mortgage loans and securitized $15.9 billion of such mortgage loans in 63 separate transactions, including two securitizations in 2010, three securitizations in 2011, six securitizations in 2012, six securitizations in 2013, 10 securitizations in 2014, 10 securitizations in 2015, six securitizations in 2016, seven securitizations in 2017, nine securitizations in 2018 and four securitizations in 2019. We generally securitize our loans together with certain financial institutions, which to date have included affiliates of Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC. We have also completed three single-asset securitizations, executed a Ladder-only multi-borrower securitization and completed our first contributions of shorter-term loans into CLO transactions in the fourth quarter of 2017. As of September 30, 2019, we held 11 first mortgage loans that were available for contribution into a securitization with an aggregate book value of $174.2 million. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 58.0% at September 30, 2019. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of September 30, 2019 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company. As of September 30, 2019, the estimated fair value of our portfolio of CMBS investments totaled $1.8 billion in 157 CUSIPs ($11.7 million average investment per CUSIP). As of September 30, 2019, included in the $1.8 billion of CMBS securities are $12.5 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 88.4% AAA/Aaa-rated securities and 11.6% of other investment grade-rated securities, including 9.7% rated AA/Aa, 0.9% rated A/A and 1.0% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2019, our CMBS investments had a weighted average duration of 2.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2019, by property count and market value, respectively, 49.9% and 76.2% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.2% and 34%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 4.5% by property count and 0.1% to 8.2% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of September 30, 2019, the estimated fair value of our portfolio of U.S. Agency Securities was $35.5 million in 20 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 4.4 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2019, by market value, 75.9% and 19.7% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2019 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including but not limited to debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $20.0 million. As of September 30, 2019, the estimated fair value of our portfolio of debt securities was $32.4 million in one CUSIP, with a weighted average duration of 1.3 years.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of September 30, 2019, the estimated fair value of our portfolio of equity securities was $13.5 million in three CUSIPs ($4.5 million average investment per CUSIP).

Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2019, we owned 154 single tenant net leased properties with an aggregate book value of $669.5 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2019, our net leased properties comprised a total of 5.3 million square feet, 100% leased with an average age since construction of 14.8 years and a weighted average remaining lease term of 12.6 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

Diversified Commercial Real Estate Properties. In addition, as of September 30, 2019, we own 67 diversified commercial real estate properties with an aggregate book value of $309.0 million. Through separate joint ventures, we own a 40 property student housing portfolio in Isla Vista, CA with a book value of $82.9 million and an occupancy rate of 100.0%, a portfolio of 12 office buildings in Richmond, VA with a book value of $77.1 million with a 90.5% occupancy rate, an apartment complex in Miami, FL with a book value of $35.5 million and an occupancy rate of 92.9%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $23.8 million, a portfolio of seven office buildings in Richmond, VA with a book value of $15.1 million and an 88.3% occupancy rate, and a 13-story office building in Oakland County, MI with a book value of $10.4 million and an 81.2% occupancy rate. We also own a single-tenant office building in Ewing, NJ with a book value of $27.2 million, a hotel in Omaha, NE with a book value of $17.7 million, a single-tenant office building in Crum Lynne, PA with a book value of $10.0 million, a shopping center in Carmel, NY with a book value of $6.1 million and a 44.4% occupancy rate, and an office building in Peoria, IL with a book value of $3.2 million and a 50.8% occupancy rate.

Residential Real Estate. We sold no condominium units at Veer Towers in Las Vegas, NV, during the nine months ended September 30, 2019. As of September 30, 2019, we own one residential condominium unit at Veer Towers in Las Vegas, NV with a book value of $0.5 million through a joint venture, and we expect to complete the sale of this remaining unit by March 31, 2020. As of September 30, 2019, there were no condominium units under contract for sale. As of September 30, 2019, the remaining condominium unit we hold is not rented or occupied.

We sold 14 condominium units at Terrazas River Park Village in Miami, FL, during the nine months ended September 30, 2019, generating aggregate gains on sale of $0.4 million. As of September 30, 2019, we own eight residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $2.4 million, and we intend to sell these remaining units in less than 18 months. As of September 30, 2019, two condominium units were under contract for sale with a book value of $0.5 million. As of September 30, 2019, the remaining condominium units we hold were 37.5% rented and occupied. During the nine months ended September 30, 2019, the Company recorded $0.2 million of rental income from the condominium units.

The Company holds these residential condominium units in a TRS.

The following table, organized by tenant type and acquisition date, summarizes our owned properties as of September 30, 2019 ($ amounts in thousands):

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Net Leased
Sullivan, IL	09/13/19	$1,496	2019	5/31/34	10,566	$1,577	$—	$1,577	$65	100.0%
Becker, MN	09/13/19	1,185	2019	7/31/34	9,002	1,244	—	1,244	52	100.0%
Adrian, MO	09/13/19	1,138	2019	7/31/34	9,026	1,209	—	1,209	49	100.0%
Chillicothe, IL	09/05/19	1,445	2019	6/30/34	10,640	1,516	—	1,516	91	100.0%
Poseyville, IN	08/13/19	1,220	2019	5/31/34	10,566	1,297	—	1,297	88	100.0%
Dexter, MO	07/09/19	1,150	2019	4/30/34	9,002	1,201	—	1,201	83	100.0%
Hubbard Lake, MI	07/09/19	1,199	2019	4/30/34	9,026	1,252	—	1,252	87	100.0%
Fayette, MO	06/26/19	1,423	2019	1/31/34	10,566	1,483	—	1,483	103	100.0%
Centralia, IL	04/25/19	1,242	2019	2/28/34	9,002	1,290	—	1,290	90	100.0%
Trenton, MO	02/26/19	1,164	2019	12/31/33	9,100	1,206	—	1,206	84	100.0%
Houghton Lake, MI	02/26/19	1,242	2018	12/31/33	9,100	1,283	970	313	90	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Pelican Rapids, MN	12/26/18	1,195	2018	10/31/33	9,100	1,229	920	309	87	100.0%
Carthage, MO	12/26/18	1,099	2018	10/31/33	7,489	1,146	848	298	80	100.0%
Bolivar, MO	12/26/18	1,175	2018	10/31/33	9,026	1,219	897	322	85	100.0%
Pinconning, MI	12/06/18	1,235	2018	9/30/33	9,026	1,269	952	317	90	100.0%
New Hampton, IA	11/30/18	1,317	2018	9/30/33	9,002	1,438	1,016	422	96	100.0%
Ogden, IA	10/03/18	1,137	2018	7/31/33	7,489	1,154	857	297	82	100.0%
Moscow Mills, MO	04/12/18	1,237	2018	1/31/33	9,026	1,259	991	268	90	100.0%
Foley, MN	04/12/18	1,176	2018	1/1/33	7,489	1,181	883	298	85	100.0%
Wonder Lake, IL	04/12/18	1,256	2017	7/31/32	9,100	1,272	943	329	91	100.0%
Kirbyville, MO	04/02/18	1,156	2018	1/31/33	9,026	1,168	870	298	84	100.0%
Gladwin, MI	04/02/18	1,171	2017	1/31/33	9,026	1,194	883	311	85	100.0%
Rockford, MN	12/08/17	1,195	2017	10/31/32	9,002	1,166	886	280	87	100.0%
Winterset, IA	12/08/17	1,258	2017	8/31/32	9,026	1,240	934	306	91	100.0%
Kawkawlin, MI	10/05/17	1,234	2017	7/31/32	9,100	1,217	917	300	89	100.0%
Aroma Park, IL	10/05/17	1,218	2017	7/31/32	9,002	1,192	949	243	88	100.0%
East Peoria, IL	10/05/17	1,350	2017	7/31/32	9,100	1,320	1,019	301	98	100.0%
Milford, IA	09/08/17	1,298	2017	6/1/32	9,100	1,284	987	297	94	100.0%
Jefferson City, MO	06/02/17	1,241	2016	2/28/32	9,002	1,255	949	306	90	100.0%
Denver, IA	05/31/17	1,183	2017	3/31/31	9,026	1,150	903	247	86	100.0%
Port O'Connor, TX	05/25/17	1,255	2017	3/31/30	9,100	1,216	955	261	91	100.0%
Wabasha, MN	05/25/17	1,280	2016	3/31/31	9,026	1,270	970	300	92	100.0%
Jacksonville, FL	05/23/17	115,641	1989	9/30/31	822,540	131,816	83,281	48,535	7,403	100.0%
Shelbyville, IL	05/23/17	1,132	2016	1/31/31	9,026	1,161	868	293	82	100.0%
Jesup, IA	05/05/17	1,163	2017	3/31/30	9,026	1,116	889	227	84	100.0%
Hanna City, IL	04/11/17	1,141	2016	6/30/31	9,100	1,147	870	277	83	100.0%
Ridgedale, MO	03/09/17	1,298	2016	6/30/31	9,002	1,278	997	281	94	100.0%
Peoria, IL	02/06/17	1,183	2016	8/31/31	7,489	1,181	909	272	86	100.0%
Carmi, IL	02/03/17	1,411	2016	10/31/31	9,100	1,351	1,106	245	102	100.0%
Springfield, IL	11/16/16	1,308	2016	6/30/31	9,026	1,320	1,007	313	96	100.0%
Fayetteville, NC	11/15/16	6,971	2008	10/31/34	14,820	6,286	4,909	1,377	450	100.0%
Dryden Township, MI	10/26/16	1,190	2016	8/31/31	9,100	1,186	916	270	87	100.0%
Lamar, MO	07/22/16	1,175	2016	5/31/31	9,100	1,137	906	231	86	100.0%
Union, MO	07/01/16	1,227	2016	5/31/31	9,100	1,232	949	283	90	100.0%
Pawnee, IL	07/01/16	1,201	2016	5/31/31	9,002	1,131	949	182	88	100.0%
Decatur, IL	06/30/16	1,365	2016	5/31/31	9,002	1,368	1,056	312	100	100.0%
Cape Girardeau, MO	06/30/16	1,281	2016	5/31/31	9,100	1,280	1,023	257	94	100.0%
Linn, MO	06/30/16	1,122	2016	5/31/31	9,002	1,086	864	222	82	100.0%
Rantoul, IL	06/21/16	1,204	2016	4/30/31	9,100	1,191	928	263	88	100.0%
Flora Vista, NM	06/06/16	1,305	2016	4/30/31	9,002	1,203	1,006	197	95	100.0%
Champaign, IL	06/03/16	1,324	2016	4/30/31	9,002	1,328	1,021	307	97	100.0%
Mountain Grove, MO	06/03/16	1,279	2016	4/30/31	10,566	1,278	985	293	93	100.0%
Decatur, IL	06/03/16	1,181	2016	4/30/31	9,002	1,166	949	217	86	100.0%
San Antonio, TX	05/06/16	1,096	2015	3/31/31	9,100	1,044	890	154	80	100.0%
Borger, TX	05/06/16	978	2016	3/31/31	9,100	944	786	158	71	100.0%
St.Charles, MN	04/26/16	1,198	2016	3/31/31	9,026	1,134	964	170	87	100.0%
Philo, IL	04/26/16	1,156	2016	3/31/31	9,026	1,135	927	208	84	100.0%
Dimmitt, TX	04/26/16	1,319	2016	3/31/31	10,566	1,260	1,053	207	96	100.0%
Radford, VA	12/23/15	1,564	2015	9/30/30	8,360	1,406	1,133	273	104	100.0%
Albion, PA	12/23/15	1,525	2015	9/30/30	8,184	1,294	1,122	172	101	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Rural Retreat, VA	12/23/15	1,399	2015	9/30/30	8,305	1,262	1,035	227	93	100.0%
Mount Vernon, AL	12/23/15	1,224	2015	6/30/30	8,323	1,105	941	164	84	100.0%
Malone, NY	12/16/15	1,474	2015	6/30/30	8,320	1,321	1,084	237	99	100.0%
Mercedes, TX	12/16/15	1,263	2015	11/30/30	9,100	1,153	835	318	86	100.0%
Gordonville, MO	11/10/15	1,207	2015	9/30/30	9,026	1,095	773	322	80	100.0%
Rice, MN	10/28/15	1,242	2015	9/30/30	9,002	1,079	818	261	85	100.0%
Bixby, OK	10/27/15	12,151	2012	12/31/32	75,996	11,010	7,967	3,043	769	100.0%
Farmington, IL	10/23/15	1,408	2015	8/31/30	9,100	1,261	897	364	93	100.0%
Grove, OK	10/20/15	5,583	2012	8/31/32	31,500	4,910	3,631	1,279	364	100.0%
Jenks, OK	10/19/15	13,418	2009	9/24/33	80,932	12,063	8,815	3,248	912	100.0%
Bloomington, IL	10/14/15	1,294	2015	8/31/30	9,026	1,164	818	346	85	100.0%
Montrose, MN	10/14/15	1,193	2015	8/31/30	9,100	1,028	782	246	83	100.0%
Lincoln County , MO	10/14/15	1,137	2015	8/31/30	9,002	1,021	740	281	76	100.0%
Wilmington, IL	10/07/15	1,399	2015	8/31/30	9,002	1,256	904	352	93	100.0%
Danville, IL	10/07/15	1,160	2015	8/31/30	9,100	1,051	740	311	76	100.0%
Moultrie, GA	09/22/15	1,305	2014	6/30/29	8,225	1,127	932	195	85	100.0%
Rose Hill, NC	09/22/15	1,420	2014	6/30/29	8,320	1,248	1,002	246	93	100.0%
Rockingham, NC	09/22/15	1,158	2014	6/30/29	8,320	1,004	823	181	76	100.0%
Biscoe, NC	09/22/15	1,216	2014	6/30/29	8,320	1,059	862	197	80	100.0%
De Soto, IL	09/08/15	1,111	2015	7/31/30	9,100	986	705	281	76	100.0%
Kerrville, TX	08/28/15	1,236	2015	7/31/30	9,100	1,079	768	311	84	100.0%
Floresville, TX	08/28/15	1,312	2015	7/31/30	9,100	1,153	815	338	89	100.0%
Minot, ND	08/19/15	6,946	2012	1/31/34	55,440	6,323	4,699	1,624	419	100.0%
Lebanon, MI	08/14/15	1,261	2015	7/31/30	9,050	1,149	821	328	85	100.0%
Effingham County, IL	08/10/15	1,252	2015	6/30/30	9,002	1,123	821	302	85	100.0%
Ponce, PR	08/03/15	9,345	2012	8/31/37	15,660	8,396	6,522	1,874	560	100.0%
Tremont, IL	06/25/15	1,192	2015	5/31/30	9,026	1,053	788	265	82	100.0%
Pleasanton, TX	06/24/15	1,377	2015	5/31/30	9,026	1,215	865	350	93	100.0%
Peoria, IL	06/24/15	1,293	2015	5/31/30	9,002	1,141	854	287	87	100.0%
Bridgeport, IL	06/24/15	1,241	2015	5/31/30	9,100	1,100	821	279	84	100.0%
Warren, MN	06/24/15	1,090	2015	4/30/30	9,100	928	697	231	75	100.0%
Canyon Lake, TX	06/18/15	1,443	2015	3/31/30	9,100	1,274	907	367	98	100.0%
Wheeler, TX	06/18/15	1,127	2015	3/31/30	9,002	968	716	252	76	100.0%
Aurora, MN	06/18/15	993	2015	3/31/30	9,100	877	628	249	68	100.0%
Red Oak, IA	05/07/15	1,208	2014	10/31/29	9,026	1,040	779	261	84	100.0%
Zapata, TX	05/07/15	1,204	2015	3/31/30	9,100	995	746	249	82	100.0%
St. Francis, MN	03/26/15	1,180	2014	1/31/30	9,002	973	733	240	79	100.0%
Yorktown, TX	03/25/15	1,301	2015	2/28/30	10,566	1,078	785	293	86	100.0%
Battle Lake, MN	03/25/15	1,168	2014	2/28/30	9,100	953	720	233	78	100.0%
Paynesville, MN	03/05/15	1,254	2015	11/30/26	9,100	1,075	804	271	89	100.0%
Wheaton, MO	03/05/15	970	2015	11/30/29	9,100	818	648	170	69	100.0%
Rotterdam, NY	03/03/15	12,619	1996	8/31/32	115,660	9,713	8,930	783	940	100.0%
Hilliard, OH	03/02/15	6,384	2007	8/31/32	14,820	5,554	4,555	999	399	100.0%
Niles, OH	03/02/15	5,200	2007	11/30/32	14,820	4,510	3,701	809	325	100.0%
Youngstown, OH	02/20/15	5,400	2005	9/30/30	14,820	4,645	3,826	819	336	100.0%
Kings Mountain, NC	01/29/15	24,167	1995	9/30/30	467,781	23,804	18,574	5,230	1,534	100.0%
Iberia, MO	01/23/15	1,328	2015	12/31/29	10,542	1,126	892	234	94	100.0%
Pine Island, MN	01/23/15	1,142	2014	4/30/27	9,100	947	767	180	81	100.0%
Isle, MN	01/23/15	1,077	2014	1/31/30	9,100	890	721	169	77	100.0%

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Jacksonville, NC	01/22/15	8,632	2014	12/31/29	55,000	7,563	5,658	1,905	517	100.0%
Evansville, IN	11/26/14	9,000	2014	12/31/35	71,680	7,736	6,402	1,334	540	100.0%
Woodland Park, CO	11/14/14	3,969	2014	8/31/29	22,141	3,293	2,794	499	258	100.0%
Bellport, NY	11/13/14	18,100	2014	8/16/34	87,788	15,463	12,803	2,660	1,119	100.0%
Ankeny, IA	11/04/14	16,510	2013	10/30/34	94,872	14,210	11,678	2,532	991	100.0%
Springfield, MO	11/04/14	11,675	2011	10/30/34	88,793	10,304	8,321	1,983	701	100.0%
Cedar Rapids, IA	11/04/14	11,000	2012	10/30/34	79,389	9,039	7,780	1,259	660	100.0%
Fairfield, IA	11/04/14	10,695	2011	10/30/34	69,280	9,015	7,568	1,447	642	100.0%
Owatonna, MN	11/04/14	9,970	2010	10/30/34	70,825	8,463	7,091	1,372	598	100.0%
Muscatine, IA	11/04/14	7,150	2013	10/30/34	78,218	7,391	5,085	2,306	429	100.0%
Sheldon, IA	11/04/14	4,300	2011	10/30/34	35,385	3,700	3,058	642	258	100.0%
Memphis, TN	10/24/14	5,310	1962	12/31/29	68,761	4,197	3,908	289	358	100.0%
Bennett, CO	10/02/14	3,522	2014	8/31/29	21,930	2,883	2,483	400	229	100.0%
Conyers, GA	08/28/14	32,530	2014	4/30/29	499,668	27,432	22,820	4,612	1,956	100.0%
O'Fallon, IL	08/08/14	8,000	1984	1/31/28	141,436	6,324	5,682	642	460	100.0%
El Centro, CA	08/08/14	4,277	2014	6/30/29	19,168	3,646	2,981	665	278	100.0%
Durant, OK	01/28/13	4,991	2007	2/28/33	14,550	4,118	3,239	879	323	100.0%
Gallatin, TN	12/28/12	5,062	2007	9/30/32	14,820	4,279	3,311	968	329	100.0%
Mt. Airy, NC	12/27/12	4,492	2007	6/30/32	14,820	3,809	2,940	869	292	100.0%
Aiken, SC	12/21/12	5,926	2008	2/28/33	14,550	4,972	3,872	1,100	384	100.0%
Johnson City, TN	12/21/12	5,262	2007	3/30/32	14,550	4,301	3,441	860	341	100.0%
Palmview, TX	12/19/12	6,820	2012	8/31/37	14,820	5,718	4,529	1,189	437	100.0%
Ooltewah, TN	12/18/12	5,703	2008	1/31/33	14,550	4,674	3,793	881	365	100.0%
Abingdon, VA	12/18/12	4,688	2006	6/30/31	15,371	4,100	3,045	1,055	300	100.0%
Wichita, KS	12/14/12	7,200	2012	12/31/32	73,322	5,542	4,746	796	536	100.0%
North Dartmouth, MA	09/21/12	29,965	1989	8/31/32	103,680	21,379	18,775	2,604	2,256	100.0%
Vineland, NJ	09/21/12	22,507	2003	8/31/32	115,368	16,502	13,801	2,701	1,695	100.0%
Saratoga Springs, NY	09/21/12	20,222	1994	8/31/32	116,620	14,598	12,400	2,198	1,523	100.0%
Waldorf, MD	09/21/12	18,803	1999	8/31/32	115,660	14,700	11,530	3,170	1,416	100.0%
Mooresville, NC	09/21/12	17,644	2000	8/31/32	108,528	12,583	10,819	1,764	1,329	100.0%
Sennett, NY	09/21/12	7,476	1996	8/31/32	68,160	5,242	4,684	558	641	100.0%
DeLeon Springs, FL	08/13/12	1,242	2011	1/31/27	9,100	890	811	79	98	100.0%
Orange City, FL	05/23/12	1,317	2011	4/30/27	9,026	949	798	151	103	100.0%
Satsuma, FL	04/19/12	1,092	2011	11/30/26	9,026	737	719	18	86	100.0%
Greenwood, AR	04/12/12	5,147	2009	6/30/34	13,650	4,181	3,383	798	332	100.0%
Snellville, GA	04/04/12	8,000	2011	4/30/32	67,375	6,048	5,300	748	626	100.0%
Columbia, SC	04/04/12	7,800	2001	4/30/32	71,744	6,151	5,156	995	610	100.0%
Millbrook, AL	03/28/12	6,941	2008	3/22/32	14,820	5,529	4,561	968	448	100.0%
Pittsfield, MA	02/17/12	14,700	2011	10/29/31	85,188	11,366	11,063	303	1,118	100.0%
Spartanburg, SC	01/14/11	3,870	2007	8/31/32	14,820	3,167	3,386	(219)	291	100.0%
Tupelo, MS	08/13/10	5,128	2007	1/31/33	14,691	3,974	—	3,974	400	100.0%
Lilburn, GA	08/12/10	5,791	2007	10/31/32	14,752	4,458	3,514	944	443	100.0%
Douglasville, GA	08/12/10	5,409	2008	10/31/33	13,434	4,357	—	4,357	417	100.0%
Elkton, MD	07/27/10	4,872	2008	10/31/33	13,706	3,758	4,428	(670)	380	100.0%
Lexington, SC	06/28/10	4,732	2009	9/30/33	14,820	3,783	—	3,783	362	100.0%
Total Net Leased		751,422			5,291,867	669,483	500,925	168,558	50,633

Location	Acquisition date	Acquisition price/basis	Year built/reno.	Lease expiration (1)	Approx. square footage	Carrying value of asset	Mortgage loan outstanding (2)	Asset net of mortgage loan outstanding	Annual rental income (3)	Ownership Percentage (4)

Diversified
Omaha, NE	02/27/19	18,200	1969		108,555	17,733	—	17,733	—	100.0%
Isla Vista, CA	05/01/18	83,442	2005	7/2/19(6)	117,324	82,912	69,227	13,685	7,486	75.0%	(8)
Lithia Springs, GA	03/08/18	24,466	2005		617,969	23,780	18,464	5,316	—	70.6%	(8)
Crum Lynne, PA	09/29/17	9,196	1999	9/30/32	56,320	9,977	6,028	3,949	675	100.0%
Miami, FL	08/31/17	38,145	1987	9/30/18(8)	166,176	35,523	—	35,523	3,946	80.0%	(8)
Peoria, IL	10/21/16	2,760	1926	7/31/30	252,940	3,198	—	3,198	1,663	100.0%
Ewing, NJ	08/04/16	30,640	2009	7/31/30	110,765	27,231	21,751	5,480	2,040	100.0%
Carmel, NY	10/14/15	6,706	1985	1/31/39	50,121	6,120	—	6,120	462	100.0%
Richmond, VA	08/14/14	19,850	1986	4/30/21	195,881	15,074	15,556	(482)	2,731	77.5%	(8)
Richmond, VA	06/07/13	118,406	1984	4/30/21	994,040	77,093	73,299	3,794	12,117	77.5%	(8)
Oakland County, MI	02/01/13	18,000	1989	12/31/21	240,900	10,380	18,063	(7,683)	4,506	90.0%	(8)
Total Diversified		369,811			2,910,991	309,021	222,388	86,633	35,626

Condominium
Miami, FL	11/21/13	80,000	2010		(10)	2,363	—	2,363	88	100.0%	(11)
Las Vegas, NV	12/20/12	119,000	2006		(12)	466	—	466	—	98.8%	(8)(13)
Total Condominium		199,000			—	2,829	—	2,829	88
Total		$1,320,233			8,202,858	$981,333	$723,313	$258,020	$86,347

(1)	Lease expirations reflect the earliest date the lease is cancellable without penalty, although actual terms may be longer.

(2)	Non-recourse.

(3)
Annual rental income represents twelve months of contractual rental income, excluding concessions, due under leases outstanding for the year ended December 31, 2019. Operating lease income on the consolidated statements of income represents rental income earned and recorded on a straight line basis over the term of the lease.

(4)	Properties were consolidated as of acquisition date.

(5)	Property is a hotel.

(6)	40 property student housing portfolio with 73 leaseable units with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(7)	Property was acquired with no lease in place.

(8)	See Note 12 to our consolidated financial statements for further information regarding noncontrolling interests.

(9)	This is an apartment complex with short term rentals that are renewed regularly. Represents longest term lease expiration date.

(10)	Eight remaining condominium units. As of September 30, 2019, two condominium units were under contract for sale with a book value of $0.5 million.

(11)
We own a portfolio of residential condominium units, some of which are subject to residential leases. We intend to sell these units. The residential leases are generally short term in nature and are not included in the table above given our intention to sell the units.

(12)	One remaining condominium unit. There were no condominium units under contract for sale as of September 30, 2019.

(13)	We own, through a majority-owned joint venture with an operating partner, a residential condominium unit. The joint venture intends to sell this unit.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2019, Grace Lake LLC owned an office building campus with a carrying value of $54.3 million, which is net of accumulated depreciation of $30.5 million, that is financed by $64.8 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2019, the book value of our investment in Grace Lake LLC was $3.8 million.

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

24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of September 30, 2019, 24 Second Avenue had sold 17 residential condominium units for $47.3 million in sales proceeds and one residential condominium unit was under contract for sale for $1.2 million in sales proceeds. As of September 30, 2019, 24 Second Avenue is holding a 15% deposit on the sales contract. As of September 30, 2019, the Company had no remaining additional capital commitment to 24 Second Avenue. As of September 30, 2019, the book value of the Company’s investment in 24 Second Avenue was $47.6 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of September 30, 2019, the book value of our investment in FHLB Stock was $61.6 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

In addition to cash flow from operations, we fund our investments in commercial real estate loans and securities through multiple sources, including the following:

•	$611.6 million of gross proceeds we raised in our initial equity private placement beginning in October 2008,

•	$257.4 million of gross proceeds we raised in our follow-on equity private placement in the third quarter of 2011,

•	$325.0 million of gross proceeds from the issuance of 2017 Notes in 2012,

•	$259.0 million of gross proceeds from the issuance of Class A common stock in 2014,

•	$300.0 million of gross proceeds from the issuance of 2021 Notes in 2014,

•	$500.0 million of gross proceeds from the issuance of 2022 Notes in 2017,

•	$400.0 million of gross proceeds from the issuance of 2025 Notes in 2017,

•	$99.0 million of gross proceeds we raised in our primary equity offering in the fourth quarter of 2018, and

•	existing debt facilities, and other borrowing programs in which we participate.

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.8 billion at September 30, 2019, a $266.4 million Revolving Credit Facility, CLO transactions and through our FHLB membership. As of September 30, 2019, there was $760.5 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of September 30, 2019, we had total outstanding balances of $1.0 billion under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of September 30, 2019, we had outstanding balances of $723.3 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.1 billion of borrowings from the FHLB outstanding at September 30, 2019. As of September 30, 2019, we also had a $266.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of September 30, 2019, our debt-to-equity ratio was 3.0:1.0. Our adjusted leverage, a non-GAAP financial measure, was 2.9:1.0 as of September 30, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by stable demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development. $2.1 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward. Somewhat offsetting these positive macro market factors is the yield curve's flattening trend which may reflect a market anticipating slower economic growth in the future.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. In 2017, new U.S. CMBS issuance volume increased 27.1% to $87.8 billion in comparison to 2016, a year in which swings in credit spreads created uncertainty for lenders and borrowers thereby suppressing transaction activity. The return to positive annual growth in U.S. CMBS issuance volume in 2017 was, at least in part, due to more stable and favorable credit spread environment. Although spreads continued to tighten into the beginning of 2018, they mostly widened during the rest of the year. Still, the U.S. CMBS new issuance market was active in 2018, with issuance totaling $77.0 billion during the year, a decrease of 12.3% compared to 2017, but an increase of 11.4% compared to 2016. Spreads generally tightened during the first half of 2019, and then widened to a small extent during the three months ended September 30, 2019. U.S. CMBS new issuance totaled $57.8 billion during the nine months ended September 30, 2019, which was relatively flat versus the same period in 2018.

We believe the CMBS market will continue to play an important role in the financing of commercial real estate that is expected to produce substantial streams of stabilized income over multiple years, and we expect to continue to participate in this market as a loan originator and a contributor of loans to securitization transactions in which CMBS are issued. We also expect to continue to be active as a lender to owners of properties that are in transition and are expected to start generating substantial streams of stabilized income after the financed property’s transition plan has been executed. Our ability to offer borrowers mortgage loan financing on transitional properties enables us to remain an active lender even when the CMBS market experiences disruptions or periods of slower activity that impair the origination of new loans for securitization.

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

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended September 30,		2019 vs
	2019	2018	2018

Net interest income
Interest income	$82,251	$90,386	$(8,135)
Interest expense	51,397	51,476	(79)
Net interest income	30,854	38,910	(8,056)
Provision for loan losses	—	10,300	(10,300)
Net interest income after provision for loan losses	30,854	28,610	2,244

Other income (loss)
Operating lease income	24,405	24,997	(592)
Sale of loans, net	11,247	1,861	9,386
Realized gain (loss) on securities	3,396	(2,554)	5,950
Unrealized gain (loss) on equity securities	254	—	254
Unrealized gain (loss) on Agency interest-only securities	16	142	(126)
Realized gain (loss) on sale of real estate, net	2,082	63,704	(61,622)
Fee and other income	5,166	4,851	315
Net result from derivative transactions	(9,465)	7,115	(16,580)
Earnings (loss) from investment in unconsolidated joint ventures	1,094	401	693
Gain (loss) on extinguishment/defeasance of debt	—	(4,323)	4,323
Total other income (loss)	38,195	96,194	(57,999)
Costs and expenses
Salaries and employee benefits	14,319	15,792	(1,473)
Operating expenses	5,314	5,464	(150)
Real estate operating expenses	6,270	7,152	(882)
Fee expense	2,056	1,311	745
Depreciation and amortization	9,030	10,417	(1,387)
Total costs and expenses	36,989	40,136	(3,147)
Income (loss) before taxes	32,060	84,668	(52,608)
Income tax expense (benefit)	1,112	1,204	(92)
Net income (loss)	30,948	83,464	(52,516)

Investment Overview

Investment activity in the three months ended September 30, 2019 focused on loan, security and real estate activities. We originated and funded $722.1 million in principal value of commercial mortgage loans in the three months ended September 30, 2019. We acquired $346.4 million of new securities, which was offset by $153.8 million of sales and $68.0 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $123.0 million during the three months ended September 30, 2019. We also invested $8.8 million in real estate and received proceeds from the sale of real estate of $7.2 million.

Investment activity in the three months ended September 30, 2018 focused on loan, security and real estate activities. We originated and funded $676.7 million in principal value of commercial mortgage loans in the three months ended September 30, 2018. We acquired $59.1 million of new securities, which was offset by $144.6 million of sales and $36.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $128.1 million during the three months ended September 30, 2018. We also received proceeds from the sale of real estate of $112.5 million.

Operating Overview

Net income (loss) attributable to Class A common shareholders totaled $27.6 million for the three months ended September 30, 2019, compared to $66.6 million for the three months ended September 30, 2018. The most significant drivers of the $39.1 million decrease are as follows:

•
a decrease in total other income (loss) of $58.0 million, primarily as a result of a $61.6 million decrease in realized gain (loss) on opportunistic sales of real estate, net, a $16.6 million decrease in net results from derivative transactions, partially offset by an increase of $9.4 million in sale of loans, net and a $6.0 million increase in realized gain (loss) on securities;

•
a decrease in net interest income of $8.1 million, primarily as a result of lower average loan balances and lower interest expense attributable to the increase in LIBOR rates throughout 2018 and the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total costs and expenses of $3.1 million compared to the prior year, primarily as a result of a $1.5 million decrease in salaries and employee benefits, and a $1.4 million decrease in depreciation and amortization; and

•	a decrease in income tax expense (benefit) of $0.1 million compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $32.1 million for the three months ended September 30, 2019, compared to $84.7 million for the three months ended September 30, 2018. The significant components of the $52.6 million decrease in income (loss) before taxes are described in the first three bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $44.1 million for the three months ended September 30, 2019, compared to $63.4 million for the three months ended September 30, 2018. The significant components of the $19.3 million decrease in core earnings are a decrease in realized gain on the sale of real estate, net of $42.4 million, a decrease in net results from derivative transactions of $11.1 million, the $8.1 million decrease in net interest income discussed above, partially offset by an increase of $9.2 million in sale of loans, net, an increase of $6.0 million in gain (loss) on securities, a decrease in salaries and employee benefits of $2.6 million and a $1.4 million decrease in depreciation and amortization. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

Interest income totaled $82.3 million for the three months ended September 30, 2019, compared to $90.4 million for the three months ended September 30, 2018. The $8.1 million decrease in interest income was primarily attributable to the increase in LIBOR rates throughout 2018, and by the investment mix composition with lower yields on securities investments versus higher yields on loan investments. For the three months ended September 30, 2019, securities investments averaged $1.9 billion and loan investments averaged $3.3 billion. For the three months ended September 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $4.0 billion. There was a $723.9 million decrease in loan investments, offset by a $811.7 million increase in securities investments.

Interest expense totaled $51.4 million for the three months ended September 30, 2019, compared to $51.5 million for the three months ended September 30, 2018. The $0.1 million decrease in interest expense was primarily attributable to higher prevailing LIBOR rates in 2018, a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing.

Net interest income after provision for loan losses totaled $30.9 million for the three months ended September 30, 2019, compared to $28.6 million for the three months ended September 30, 2018. The $2.2 million increase in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income discussed above, offset by the increase in interest expense discussed above and the $10.3 million decrease in provision for loan losses discussed below.

Cost of funds, a non-GAAP financial measure, totaled $51.8 million for the three months ended September 30, 2019, compared to $52.8 million for the three months ended September 30, 2018. The $1.0 million decrease in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost, loan repurchase financing and senior unsecured notes.

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

Interest Spreads

As of September 30, 2019, the weighted average yield on our mortgage loan receivables was 7.2%, compared to 7.5% as of September 30, 2018 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2019, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.6%, compared to 3.8% as of September 30, 2018. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2018 to September 30, 2019 was primarily due to lower prevailing market borrowing rates. As of September 30, 2019, we had outstanding borrowings secured by our mortgage loan receivables equal to 39.4% of the carrying value of our mortgage loan receivables, compared to 48.6% as of September 30, 2018.

As of September 30, 2019, the weighted average yield on our real estate securities was 3.2%, compared to 3.1% as of September 30, 2018. As of September 30, 2019, the weighted average interest rate on borrowings against our real estate securities was 2.7%, compared to 2.5% as of September 30, 2018. The increase in the rate on borrowings against our real estate securities from September 30, 2018 to September 30, 2019 was primarily due to a decreased reliance on FHLB financing and an increased reliance on repurchase financing as of September 30, 2019 versus the prior year period. As of September 30, 2019, we had outstanding borrowings secured by our real estate securities equal to 86.1% of the carrying value of our real estate securities, compared to 85.5% as of September 30, 2018.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2019, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 5.1% as of September 30, 2018. As of September 30, 2019, we had outstanding borrowings secured by our real estate equal to 73.7% of the carrying value of our real estate, compared to 74.3% as of September 30, 2018.

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

We determined that no provision expense for loan losses was required for the three months ended September 30, 2019 and a provision expense of $10.3 million was required for the three months ended September 30, 2018. This provision consisted of a portfolio-based, general reserve of $0.3 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment and an asset-specific reserve of $10.0 million relating to one of the Company’s loans. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 3 Mortgage Loan Receivables to the consolidated financial statements.

Operating Lease Income

Operating lease income totaled $24.4 million for the three months ended September 30, 2019, compared to $25.0 million for the three months ended September 30, 2018. The decrease of $0.6 million was primarily attributable to the timing of the real estate sales during each quarter and real estate purchases subsequent to September 30, 2018. Tenant recoveries are included in operating lease income.

Sales of Loans, Net

We recorded $11.2 million income (loss) from sales of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the three months ended September 30, 2019, compared to $1.9 million for the three months ended September 30, 2018, an increase of $9.4 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended September 30, 2019, we participated in one securitization transaction, transferring 10 loans with an aggregate outstanding principal balance of $140.7 million. In the three months ended September 30, 2018, we participated in one securitization transaction, transferring 13 loans with an aggregate outstanding principal balance of $102.0 million. During the three months ended September 30, 2019 and September 30, 2018, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $6.2 million income (loss) from sales of securitized loans, net of hedging for the three months ended September 30, 2019, compared to $2.3 million income (loss) from sales of securitized loans, net of hedging for the three months ended September 30, 2018. The $3.9 million increase was predominantly due to an increase in the profit margin on sales of securitized loans, period over period.

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

Realized Gain (Loss) on Securities

Realized gain (loss) on securities totaled $3.4 million for the three months ended September 30, 2019, compared to $(2.6) million for the three months ended September 30, 2018, a $6.0 million increase. Included in realized gain (loss) on securities are $(0.6) million of other than temporary impairments on securities for the three months ended September 30, 2018, compared to $(0.1) million for the three months ended September 30, 2019. For the three months ended September 30, 2019, we sold $153.8 million of securities, comprised of $143.5 million of CMBS and $10.3 million of corporate bonds. For the three months ended September 30, 2018, we sold $144.6 million of CMBS. The increase reflects higher margin on sale of securities in 2019 as compared to 2018, the decrease in interest rates throughout 2019 and a reduction in other than temporary impairments on securities recorded during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented a gain of $0.3 million for the three months ended September 30, 2019, compared to none for the three months ended September 30, 2018. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $16 thousand for the three months ended September 30, 2019, compared to a gain of $0.1 million for the three months ended September 30, 2018. The negative change of $0.1 million in unrealized gain (loss) on Agency interest-only securities was due to amortization of our securities portfolio.

Realized Gain (Loss) on Sale of Real Estate, Net

Income (loss) from sales of real estate, net totaled $2.1 million for the three months ended September 30, 2019, compared to $63.7 million for the three months ended September 30, 2018. The decrease of $61.6 million was a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended September 30, 2019 and 2018, we sold no single-tenant net leased properties.

During the three months ended September 30, 2019, we sold one diversified commercial real estate property resulting in a net gain (loss) on sale of $2.1 million. During the three months ended September 30, 2018, we sold a portfolio of four diversified commercial real estate properties, resulting in a net gain on sale of $61.6 million.

During the three months ended September 30, 2019, income from sales of residential condominiums totaled $32 thousand. We sold one residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $32 thousand. During the three months ended September 30, 2018, income from sales of residential condominiums totaled $0.8 million. We sold two residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $0.5 million, and six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million.

Fee and Other Income

Fee and other income totaled $5.2 million for the three months ended September 30, 2019, compared to $4.9 million for the three months ended September 30, 2018. We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $0.3 million increase in fee and other income year-over-year was primarily due to an increase in dividend income and other fees relating to mortgage loan receivables.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $9.5 million for the three months ended September 30, 2019, which was comprised of an unrealized loss of $0.6 million and a realized loss of $8.9 million, compared to a gain of $7.1 million for the three months ended September 30, 2018, which was comprised of an unrealized loss of $1.0 million and a realized gain of $8.1 million, resulting in a negative change of $16.6 million. The derivative positions that generated these results were a combination of futures, interest rate swaps, and credit derivatives that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2019 was primarily related to the movement in interest rates during the three months ended September 30, 2019. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $1.1 million for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018. Earnings from our investment in Grace Lake JV totaled $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.6 million and $(0.2) million for the three months ended September 30, 2019 and 2018, respectively. The loss for the three months ended September 30, 2018 is due to a negative return related to upfront sales costs on the investment. The gain in the three months ended September 30, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

There was no gain (loss) on extinguishment/defeasance of debt totaled for the three months ended September 30, 2019. There was $(4.3) million gain (loss) on extinguishment/defeasance of debt for the three months ended September 30, 2018. During the three months ended September 30, 2018, the Company retired $47.0 million of principal of mortgage loan financing in connection with the sale of real estate, recognizing a $4.3 million net loss on extinguishment of debt after paying $4.3 million of defeasance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits totaled $14.3 million for the three months ended September 30, 2019, compared to $15.8 million for the three months ended September 30, 2018. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $1.5 million in compensation expense was primarily attributable to a decrease in bonus expense, partially offset by an increase in equity based compensation expense.

Operating Expenses

Operating expenses totaled $5.3 million for the three months ended September 30, 2019, compared to $5.5 million for the three months ended September 30, 2018. Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease of $0.2 million was primarily related to a decrease in tax and consulting fees, partially offset by an increase in information technology costs.

Real Estate Operating Expenses

Real estate operating expenses totaled $6.3 million for the three months ended September 30, 2019, compared to $7.2 million for the three months ended September 30, 2018. The decrease of $0.9 million in real estate operating expenses primarily relates to the sale of real estate in 2018 and a decrease in operating expenses for condominium properties.

Fee Expense

Fee expense totaled $2.1 million for the three months ended September 30, 2019, compared to $1.3 million for the three months ended September 30, 2018. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.8 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables and an increase in servicing fees related to our mortgage loan receivables held for investment, net, at amortized cost.

Depreciation and Amortization

Depreciation and amortization totaled $9.0 million for the three months ended September 30, 2019, compared to $10.4 million for the three months ended September 30, 2018. The $1.4 million decrease in depreciation and amortization is was primarily attributable to the timing the real estate sales during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. Income tax expense (benefit) totaled $1.1 million for the three months ended September 30, 2019, compared to $1.2 million for the three months ended September 30, 2018. The decrease of $0.1 million is primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Results of Operations

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Nine Months Ended September 30,		2019 vs
	2019	2018	2018

Net interest income
Interest income	$254,040	$253,822	$218
Interest expense	155,015	144,606	10,409
Net interest income	99,025	109,216	(10,191)
Provision for loan losses	600	13,600	(13,000)
Net interest income after provision for loan losses	98,425	95,616	2,809

Other income (loss)
Operating lease income	81,106	79,306	1,800
Sale of loans, net	38,589	12,893	25,696
Realized gain (loss) on securities	10,726	(4,896)	15,622
Unrealized gain (loss) on equity securities	1,341	—	1,341
Unrealized gain (loss) on Agency interest-only securities	38	456	(418)
Realized gain (loss) on sale of real estate, net	963	96,341	(95,378)
Impairment of real estate	(1,350)	—	(1,350)
Fee and other income	17,047	17,579	(532)
Net result from derivative transactions	(35,956)	29,156	(65,112)
Earnings (loss) from investment in unconsolidated joint ventures	3,617	466	3,151
Gain (loss) on extinguishment/defeasance of debt	(1,070)	(4,392)	3,322
Total other income (loss)	115,051	226,909	(111,858)
Costs and expenses
Salaries and employee benefits	52,800	46,754	6,046
Operating expenses	16,727	16,608	119
Real estate operating expenses	17,776	23,806	(6,030)
Fee expense	4,951	2,953	1,998
Depreciation and amortization	29,192	31,896	(2,704)
Total costs and expenses	121,446	122,017	(571)
Income (loss) before taxes	92,030	200,508	(108,478)
Income tax expense (benefit)	478	5,679	(5,201)
Net income (loss)	91,552	194,829	(103,277)

Investment Overview

Investment activity in the nine months ended September 30, 2019 focused on loan, security and real estate activities. We originated and funded $1.5 billion in principal value of commercial mortgage loans, which was offset by $574.3 million of sales and $1.1 billion of principal repayments in the nine months ended September 30, 2019. We acquired $1.2 billion of new securities, which was partially offset by $538.2 million of sales and $178.5 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $501.3 million during the nine months ended September 30, 2019. We also invested $32.1 million in real estate and received proceeds from the sale of real estate of $22.9 million.

Investment activity in the nine months ended September 30, 2018 focused on loan, security and real estate activities. We originated and funded $2.4 billion in principal value of commercial mortgage loans, which was offset by $926.4 million of sales and $788.5 million of principal repayments in the nine months ended September 30, 2018. We acquired $303.0 million of new securities, which was offset by $306.1 million of sales and $93.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $128.2 million during the nine months ended September 30, 2018. We also invested $115.5 million in real estate and received proceeds from the sale of real estate of $213.1 million.

Operating Overview

Net income (loss) attributable to Class A common shareholders totaled $82.0 million for the nine months ended September 30, 2019, compared to $155.9 million for the nine months ended September 30, 2018. The most significant drivers of the $73.9 million decrease are as follows:

•
a decrease in total other income (loss) of $111.9 million, primarily as a result of a $95.4 million decrease in profits on sale of real estate and $65.1 million decrease in net results from derivative transactions, partially offset by an increase of $25.7 million in sales of loans, net, an increase of $15.6 million in realized gains on securities and an increase of $3.2 million in earnings (loss) from investment in unconsolidated joint ventures;

•
a decrease in total costs and expenses of $0.6 million compared to the prior year, primarily as a result of a $6.0 million increase in salaries and employee benefits relating to equity compensation, offset by a $6.0 million decrease in real estate operating expenses; and

•	a decrease in income tax expense (benefit) of $5.2 million compared to the prior year, primarily as a result of a significant reduction in real estate sales and net interest income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $92.0 million for the nine months ended September 30, 2019, compared to $200.5 million for the nine months ended September 30, 2018. The significant components of the $108.5 million decrease in income (loss) before taxes are described in the first two bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $142.0 million for the nine months ended September 30, 2019, compared to $177.6 million for the nine months ended September 30, 2018. The significant components of the $35.6 million decrease in core earnings are a decrease in total other income (loss) of $67.1 million, primarily as a result of a decrease of $78.8 million in sale of real estate, net and a decrease of $35.6 million in net results from derivative transactions, partially offset by an increase of $25.4 million in sale of loans, net, an increase of $15.6 million in gain (loss) on securities and, an increase of $1.8 million in operating lease income and the changes in total costs and expenses discussed in the preceding paragraph. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

Interest income totaled $254.0 million for the nine months ended September 30, 2019, compared to $253.8 million for the nine months ended September 30, 2018. The $0.2 million increase in interest income was primarily attributable to higher prevailing LIBOR rates throughout 2018, partially offset by the investment mix composition with lower yields on securities investments versus higher yields on loan investments. For the nine months ended September 30, 2019, securities investments averaged $1.7 billion and loan investments averaged $3.5 billion. For the nine months ended September 30, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.9 billion. There was a $438.4 million decrease in loan investments, offset by a $642.0 million increase in securities investments.

Interest expense totaled $155.0 million for the nine months ended September 30, 2019, compared to $144.6 million for the nine months ended September 30, 2018. The $10.4 million increase in interest expense was primarily attributable to an increase in LIBOR rates throughout 2018, a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing. Our interest expense related to mortgage loan financing increased by $1.2 million from $27.5 million for the nine months ended September 30, 2018 to $28.7 million for the nine months ended September 30, 2019, primarily as a result of our increase in average outstanding mortgage loan financing of $735.6 million for the nine months ended September 30, 2019 compared to $732.4 million for the nine months ended September 30, 2018.

Net interest income after provision for loan losses totaled $98.4 million for the nine months ended September 30, 2019, compared to $95.6 million for the nine months ended September 30, 2018. The $2.8 million increase in net interest income after provision for loan losses was primarily attributable to the increase in net interest income, increase in interest expense discussed above and increase in debt obligations.

Cost of funds, a non-GAAP financial measure, totaled $156.9 million for the nine months ended September 30, 2019, compared to $150.4 million for the nine months ended September 30, 2018. The $6.5 million increase in cost of funds was primarily attributable to the increase in LIBOR rates throughout 2017 and 2018 and a shift away from borrowings from the FHLB and securities repurchase financing, a lower cost source of funding, to higher cost loan repurchase financing and senior unsecured notes.

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

Interest Spreads

As of September 30, 2019, the weighted average yield on our mortgage loan receivables was 7.2%, compared to 7.5% as of September 30, 2018 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2019, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.6%, compared to 3.8% as of September 30, 2018. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2018 to September 30, 2019 was primarily due to lower prevailing market borrowing rates as of September 30, 2019 compared to September 30, 2018. As of September 30, 2019, we had outstanding borrowings secured by our mortgage loan receivables equal to 39.4% of the carrying value of our mortgage loan receivables, compared to 48.6% as of September 30, 2018.

As of September 30, 2019, the weighted average yield on our real estate securities was 3.2%, compared to 3.1% as of September 30, 2018. As of September 30, 2019, the weighted average interest rate on borrowings against our real estate securities was 2.7%, compared to 2.5% as of September 30, 2018. The increase in the rate on borrowings against our real estate securities from September 30, 2018 to September 30, 2019 was primarily due to a decreased reliance on FHLB financing and an increased reliance on repurchase financing as of September 30, 2019 versus the prior period year end. As of September 30, 2019, we had outstanding borrowings secured by our real estate securities equal to 86.1% of the carrying value of our real estate securities, compared to 85.5% as of September 30, 2018.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2019, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 5.1% as of September 30, 2018. As of September 30, 2019, we had outstanding borrowings secured by our real estate equal to 73.7% of the carrying value of our real estate, compared to 74.3% as of September 30, 2018.

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

We determined that a provision expense for loan losses of $0.6 million was required for the nine months ended September 30, 2019. The provision consisted of a portfolio-based, general reserve of $0.6 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment. We determined that a provision expense for loan losses of $13.6 million was required for the nine months ended September 30, 2018. The provision consisted of a portfolio-based, general reserve of $0.9 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, an asset-specific reserve of $2.7 million relating to two of the Company’s loans and an asset-specific reserve of $10.0 million relating to one of the Company’s loans. For additional information, refer to “Provision for Loan Losses and Non-Accrual Status” in Note 3 Mortgage Loan Receivables to the consolidated financial statements.

Operating Lease Income

Operating lease income totaled $81.1 million for the nine months ended September 30, 2019, compared to $79.3 million for the nine months ended September 30, 2018. The increase of $1.8 million was primarily attributable to real estate purchases subsequent to September 30, 2018. Tenant recoveries are included in operating lease income.

Sale of Loans, Net

We recorded $38.6 million income (loss) from sale of loans, net, which includes all loan sales, whether by securitization, whole loan sales or other means, for the nine months ended September 30, 2019, compared to $12.9 million for the nine months ended September 30, 2018, an increase of $25.7 million. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2019, we participated in four separate securitization transactions, selling/transferring 46 loans with an aggregate outstanding principal balance of $548.1 million. During the nine months ended September 30, 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2018, we participated in six separate securitization transactions, selling/transferring 80 loans with an aggregate outstanding principal balance of $939.3 million. In addition, in the nine months ended September 30, 2018, we recorded $0.5 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $23.2 million income from sales of securitized loans, net of hedging for the nine months ended September 30, 2019 compared to $22.7 million for the nine months ended September 30, 2018. The $0.5 million increase was predominantly due to declining interest rates in 2019, higher overall profit on the sale of loans, offset by a lower volume of loans sold.

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

Realized Gain (Loss) on Securities

Realized gain (loss) on securities totaled $10.7 million for the nine months ended September 30, 2019, compared to $(4.9) million for the nine months ended September 30, 2018, an increase of $15.6 million. Other than temporary impairments on securities of $(0.1) million are included in realized gain (loss) on securities for the nine months ended September 30, 2019, compared to $(2.2) million for the nine months ended September 30, 2018, a reduction of $2.1 million. For the nine months ended September 30, 2019, we sold $538.2 million of CMBS securities, comprised of $500.8 million of CMBS, no U.S. Agency Securities, $33.0 million of corporate bonds and $4.4 million of equity securities. For the nine months ended September 30, 2018, we sold $306.1 million of CMBS securities, comprised of $305.6 million of CMBS and $0.5 million U.S. Agency Securities. The increase reflects higher margin on sale of securities in 2019 as compared to 2018 and the decrease in interest rates throughout 2019.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented a gain of $1.3 million for the nine months ended September 30, 2019, compared to none for the nine months ended September 30, 2018. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

Unrealized gain (loss) on Agency interest-only securities represented a gain of $38 thousand for the nine months ended September 30, 2019, compared to a gain of $0.5 million for the nine months ended September 30, 2018. The negative change of $0.4 million in unrealized gain (loss) on Agency interest-only securities was due to the amortization of our securities portfolio.

Realized Gain (Loss) on Sale of Real Estate, Net

For the nine months ended September 30, 2019, income (loss) from sales of real estate, net totaled $1.0 million, compared to $96.3 million for the nine months ended September 30, 2018. The decrease of $95.4 million was a result of the commercial real estate and residential condominium sales discussed below.

During the nine months ended September 30, 2019 and 2018, there were no sales of single-tenant net lease properties.

During the nine months ended September 30, 2019, we sold three diversified commercial real estate properties, resulting in a net gain (loss) on sale of $0.7 million. During the nine months ended September 30, 2018, we sold six diversified commercial real estate properties resulting in a net gain (loss) on sale of $90.4 million.

During the nine months ended September 30, 2019, income from sales of residential condominiums totaled $0.4 million. We sold no residential condominium units from Veer Towers in Las Vegas, NV, and 14 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million. During the nine months ended September 30, 2018, income from sales of residential condominiums totaled $4.0 million. We sold eight residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $3.1 million, and 18 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.9 million.

Impairment of Real Estate

Impairment of real estate of $1.4 million for the nine months ended September 30, 2019 is attributable to the receipt of a lease termination payment on a single-tenant two-story office building in Wayne, NJ. See Note 5, Real Estate and Related Lease Intangibles, Net and Note 15, Fair Value of Financial Instruments for further detail. There was no impairment of real estate for the nine months ended September 30, 2018.

Fee and Other Income

Fee and other income totaled $17.0 million for the nine months ended September 30, 2019, compared to $17.6 million for the nine months ended September 30, 2018. We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, HOA fees, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $0.5 million decrease in fee and other income year-over-year was primarily due to a decrease in HOA fee income.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $36.0 million for the nine months ended September 30, 2019, which was comprised of an unrealized gain of $0.9 million and a realized loss of $36.9 million, compared to a gain of $29.2 million, for the nine months ended September 30, 2018, which was comprised of an unrealized gain of $1.4 million and a realized gain of $27.8 million, resulting in a negative change of $65.1 million. The derivative positions that generated these results were a combination of interest rate swaps, and futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2019 was primarily related to movement in interest rates during the nine months ended September 30, 2019. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges. The hedge positions were related to fixed rate conduit loans and securities investments.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Total earnings (loss) from investment in unconsolidated joint ventures totaled $3.6 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. Earnings from our investment in Grace Lake LLC totaled $1.5 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $2.1 million and $(0.7) million for the nine months ended September 30, 2019 and 2018, respectively. The loss for the nine months ended September 30, 2018 is due to a negative return related to upfront sales costs on the investment. The gain in the nine months ended September 30, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $(1.1) million. There was a $(4.4) million gain (loss) on extinguishment/defeasance of debt for the nine months ended September 30, 2018. During the nine months ended September 30, 2018 the Company retired $5.9 million of principal of the CLO debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $(0.1) million net loss on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits totaled $52.8 million for the nine months ended September 30, 2019, compared to $46.8 million for the nine months ended September 30, 2018. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $6.0 million in compensation expense was primarily attributable to an increase in equity based compensation expense (due in part to the payment of some compensation awards in December of 2017, that would normally have been paid in early 2018), partially offset by a decrease in bonus expense.

Operating Expenses

Operating expenses totaled $16.7 million for the nine months ended September 30, 2019, compared to $16.6 million for the nine months ended September 30, 2018. Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase of $0.1 million was primarily related to an increase in professional fees, partially offset by a decrease in other operating expenses.

Real Estate Operating Expenses

Real estate operating expenses totaled $17.8 million for the nine months ended September 30, 2019, compared to $23.8 million for the nine months ended September 30, 2018. The decrease of $6.0 million in real estate operating expense primarily relates to the sale of real estate in 2018 and a decrease in operating expenses for condominium properties.

Fee Expense

Fee expense totaled $5.0 million for the nine months ended September 30, 2019, compared to $3.0 million for the nine months ended September 30, 2018. Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $2.0 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables and an increase in servicing fees related to our mortgage loan receivables held for investment, net, at amortized cost.

Depreciation and Amortization

Depreciation and amortization totaled $29.2 million for the nine months ended September 30, 2019, compared to $31.9 million for the nine months ended September 30, 2018. The $2.7 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. Income tax (benefit) expense totaled $0.5 million for the nine months ended September 30, 2019, compared to $5.7 million for the nine months ended September 30, 2018. The decrease of $5.2 million is primarily as a result of significant reduction in real estate sales and net interest income in our TRSs.

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

As of September 30, 2019, we had unrestricted cash and cash equivalents of $83.1 million, unencumbered loans of $1.3 billion, unencumbered securities of $38.7 million, unencumbered real estate of $90.8 million and $374.3 million of other assets not secured by any portion of secured indebtedness, including the net equity in consolidated VIEs.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.9 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.6 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at September 30, 2019.

Cash, Cash Equivalents and Restricted Cash

We held unrestricted cash and cash equivalents of $83.1 million and $67.9 million at September 30, 2019 and December 31, 2018, respectively. We held restricted cash of $38.7 million and $30.6 million at September 30, 2019 and December 31, 2018, respectively. We elected to early adopt ASU 2016-18 effective January 1, 2017. ASU 2016-18 requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-period total amounts show on the statement of cash flows. We held cash, cash equivalents and restricted cash of $121.8 million and $98.5 million at September 30, 2019 and December 31, 2018, respectively.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2019	2018

Net cash provided by (used in) operating activities	$64,245	$(51,339)
Net cash provided by (used in) investing activities	(285,759)	(320,031)
Net cash provided by (used in) financing activities	244,817	273,600
Net increase (decrease) in cash and cash equivalents	$23,303	$(97,770)

We experienced a net increase in cash and cash equivalents of $23.3 million for the nine months ended September 30, 2019, compared to a net decrease in cash and cash equivalents of $97.8 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received (i) $1.2 billion of proceeds from repayment of mortgage loans receivable, (ii) $574.3 million of proceeds from the sales of loans, (iii) $534.2 million of proceeds from the sales of real estate securities, (iv) $178.5 million of repayment of real estate securities and (v) $415.7 million net borrowings under debt obligations. We used the proceeds from these activities to (i) originate $1.5 billion of new loans and (ii) purchase $1.2 billion of real estate securities.

Borrowings Under Various Financing Arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2019 and December 31, 2018 are set forth in the table below ($ in thousands):

	September 30, 2019	December 31, 2018

Committed loan repurchase facilities	$760,521	$497,531
Committed securities repurchase facility	85,457	—
Uncommitted securities repurchase facilities	940,070	166,154
Total repurchase facilities	1,786,048	663,685
Revolving credit facility	—	—
Mortgage loan financing(1)	723,313	743,902
CLO debt(2)	117,760	601,543
Participation financing - mortgage loan receivable	—	2,453
Borrowings from the FHLB	1,076,449	1,286,000
Senior unsecured notes(3)	1,157,117	1,154,991
Total debt obligations, net	$4,860,687	$4,452,574

(1)	Presented net of unamortized debt issuance costs of $0.4 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Presented net of unamortized debt issuance costs of $0.4 million and $2.6 million as of September 30, 2019 and December 31, 2018, respectively.

(3)	Presented net of unamortized debt issuance costs of $9.1 million and $11.2 million as of September 30, 2019 and December 31, 2018, respectively.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $829.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of September 30, 2019 and December 31, 2018. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.8 billion of credit capacity. As of September 30, 2019, the Company had $760.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. As of December 31, 2018, the Company had $497.5 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2019 and December 31, 2018.

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

Committed Securities Repurchase Facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2019, the Company had $85.5 million borrowings outstanding, with an additional $314.5 million of committed financing available. As of December 31, 2018, the Company had no borrowings outstanding, with an additional $400.0 million of committed financing available.

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

Collateralized Borrowings Under Repurchase Agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Collateralized Borrowings Under Repurchase Agreements (1)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

September 30, 2016	$1,458,327	$1,393,122	$1,468,013
December 31, 2016	1,107,185	1,397,061	1,555,941
March 31, 2017	1,039,356	1,073,893	1,119,863
June 30, 2017	1,149,605	1,264,948	1,373,953
September 30, 2017	913,137	1,126,201	1,301,334
December 31, 2017	473,410	739,721	892,081
March 31, 2018	754,377	721,139	773,383
June 30, 2018	819,962	787,568	819,962
September 30, 2018	973,616	934,554	973,616
December 31, 2018	663,686	735,350	820,080
March 31, 2019	1,030,082	968,984	1,030,082
June 30, 2019	1,267,371	1,221,388	1,300,175
September 30, 2019	1,786,048	1,599,183	1,786,048

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

As of September 30, 2019, we had repurchase agreements with 10 counterparties, with total debt obligations outstanding of $1.8 billion. As of September 30, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $82.0 million, or 5% of our total equity. As of September 30, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 22.8%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2019, we executed nine term debt agreements to finance real estate. Our total portfolio of mortgage loan financings are fixed rate financing at rates ranging from 4.25% to 6.75%, maturing between 2020 - 2029 and totaling $723.3 million and $743.9 million at September 30, 2019 and December 31, 2018, respectively. These long-term non-recourse mortgages include net unamortized premiums of $5.3 million and $5.8 million at September 30, 2019 and December 31, 2018, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.3 million and $0.8 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2019 and 2018, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $902.7 million and $939.4 million as of September 30, 2019 and December 31, 2018, respectively.

CLO Debt

The Company completed CLO issuances in the two transactions described below. The Company had a total of $117.8 million and $601.5 million of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Unamortized debt issuance costs of $0.4 million and $2.6 million are included in CLO debt as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the CLO debt has interest rates of 3.4% to 5.62% (with a weighted average of 4.97%). As of September 30, 2019, collateral for the CLO debt comprised $274.1 million of first mortgage commercial mortgage real estate loans. In October 2019, the Company redeemed all outstanding debt obligations related to the two CLO transactions.

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

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million were considered non-recourse secured borrowings and were recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million outstanding as of December 31, 2018. There were no non-recourse secured borrowings recognized in debt obligations on the Company’s consolidated balance sheets as of September 30, 2019, as the loan matured and was repaid during the three months ended June 30, 2019. The Company recorded $0.2 million of interest expense for the nine months ended September 30, 2019. The Company recorded $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2018, respectively.

FHLB Financing

On July 11, 2012, Tuebor became a member of the FHLB. As of September 30, 2019, Tuebor had $1.1 billion of borrowings outstanding (with an additional $869.3 million of committed term financing available from the FHLB), with terms of overnight to 5.0 years, interest rates of 1.47% to 2.95%, and advance rates of 61.0% to 95.7% of the collateral. As of September 30, 2019, collateral for the borrowings was comprised of $721.5 million of CMBS and U.S. Agency Securities and $689.5 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.2 billion for the nine months ended September 30, 2019. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2018, Tuebor had $1.3 billion of borrowings outstanding (with an additional $647.5 million of committed term financing available from the FHLB), with terms of overnight to 5.75 years, interest rates of 1.18% to 3.01%, and advance rates of 56.4% to 95.2% of the collateral. As of December 31, 2018, collateral for the borrowings was comprised of $1.0 billion of CMBS and U.S. Agency Securities and $637.2 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.3 billion for the nine months ended December 31, 2018.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of September 30, 2019, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 22.1% of the Company’s outstanding debt obligations as of September 30, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it will continue to access FHLB advances during the five-year Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. In the latter stages of the five-year Transition Period, the Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $1.9 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2019, the Company has a 89.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $9.1 million and $11.2 million are included in senior unsecured notes as of September 30, 2019 and December 31, 2018, respectively.

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

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2019, the Company has a remaining amount available for repurchase of $41.1 million, which represents 2.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $17.27 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2019		$41,132

(1)         Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of September 30, 2018		$41,769

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

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital. Refer to Note 11, Equity Structure and Accounts for tax treatment of dividends. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2019 and 2018:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
May 30, 2019	0.340
August 22, 2019	0.340
Total	$1.020

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
Total	$0.965

Principal Repayments on Investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $1.2 billion for the nine months ended September 30, 2019 and $756.7 million for the nine months ended September 30, 2018. Repayment of real estate securities provided net cash of $178.5 million for the nine months ended September 30, 2019 and $93.2 million for the nine months ended September 30, 2018.

Proceeds from Securitizations and Sales of Loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $574.3 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2019 and $926.9 million sales of mortgage loans for the nine months ended September 30, 2018.

Proceeds from the Sale of Securities

We invest in CMBS, U.S. Agency Securities, corporate bonds and equity securities. Proceeds from sales of securities provided net cash of $534.2 million for the nine months ended September 30, 2019 and $306.1 million for the nine months ended September 30, 2018.

Proceeds from the Sale of Real Estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $10.8 million for the nine months ended September 30, 2019 and $153.4 million for the nine months ended September 30, 2018.

Proceeds from the Issuance of Equity

For the nine months ended September 30, 2019 and 2018, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual Obligations

Contractual obligations as of September 30, 2019 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,586,058	(1)	$1,223,774	$519,246	$369,924	$3,699,002
Senior unsecured notes	—		766,201	—	400,000	1,166,201
Interest payable(2)	123,167		158,852	44,805	31,500	358,324
Other funding obligations(3)	257,725		—	—	—	257,725
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	604		2,361	98	—	3,063
Total	$1,967,658		$2,151,396	$564,357	$802,463	$5,485,874

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2019 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2019.

The tables above do not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of September 30, 2019, our off-balance sheet arrangements consisted of $257.7 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2018, our off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Income (loss) before taxes	$32,060	$84,668	$92,030	$200,508
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP)(1)	(71)	(7,851)	667	(16,155)
Our share of real estate depreciation, amortization and gain adjustments(2)(3)	6,741	(12,435)	18,999	2,398
Adjustments for unrecognized derivative results(4)	1,889	(3,614)	13,191	(16,320)
Unrealized (gain) loss on fair value securities	(248)	(142)	(1,475)	(456)
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(168)	7	(817)	(530)
Non-cash stock-based compensation	3,918	2,763	19,383	8,186
Core earnings	$44,121	$63,396	$141,978	$177,631

(1)
Includes $7 thousand and $8 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended September 30, 2019 and 2018, respectively. Includes $24 thousand and $23 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the nine months ended September 30, 2019 and 2018, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

	Total GAAP depreciation and amortization	$9,030	$10,417	$29,192	$31,896
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(18)	(74)	(56)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(417)	(1,076)	(2,392)	(2,447)
	Our share of real estate depreciation and amortization	8,588	9,323	26,726	29,393

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(1,418)	(22,066)	(6,839)	(27,553)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	41	653	83	1,844
	Our share of accumulated depreciation and amortization on real estate sold	(1,377)	(21,413)	(6,756)	(25,709)

	Less: Operating lease income on above/below market lease intangible amortization	(470)	(345)	(971)	(1,286)

	Our share of real estate depreciation, amortization and gain adjustments	$6,741	$(12,435)	$18,999	$2,398

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

	GAAP realized gain (loss) on sale of real estate, net	$2,082	$63,704	$963	$96,341
	Adjusted gain/loss on sale of real estate for purposes of core earnings	(705)	$(42,291)	5,793	(70,632)
	Our share of accumulated depreciation and amortization on real estate sold	$1,377	$21,413	$6,756	$25,709

(3)
As more fully discussed in Note 5, Real Estate and Related Intangibles, Net, Note 7, Debt Obligations, Net and Note 15, Fair Value of Financial Instruments to the Company’s Consolidated Financial Statements for the three months ended March 31, 2019, the Company recognized $5.7 million of operating lease income from prepayment of a lease, a $1.1 million loss on extinguishment of debt and a $1.4 million impairment of real estate related to a single-tenant two-story office building in Wayne, NJ. This property was sold on May 1, 2019. For core earnings, the Company recognizes the net impact of these events in the period the sale was realized. Accordingly, the $3.3 million net impact of the income and losses discussed above were excluded from core earnings for the three months ended March 31, 2019 and have been included in core earnings for the nine months ended September 30, 2019.

(4)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

	Net results from derivative transactions	$(9,465)	$7,115	$(35,956)	$29,156
	Hedging interest expense	436	1,365	1,927	5,789
	Hedging realized result	7,140	(4,866)	20,838	(18,625)
	Adjustments for unrecognized derivative results	$(1,889)	$3,614	$(13,191)	$16,320
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
Set forth below is an unaudited reconciliation of income from sale of loans, net to income from sales of securitized loans, net of hedging as well as core gain on sale of securitized loans ($ in thousands except for number of loans and securitizations):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Number of loans	10	13	46	80
Face amount of loans sold into securitizations	$140,673	$101,978	$548,125	$939,314
Number of securitizations	1	1	4	6

Income from sales of loans, net	$11,247	$1,861	$38,589	$12,893
Realized losses on loans related to lower of cost or market adjustments	—	—	—	463
Hedge gain/(loss) related to loans securitized(1)	(5,039)	453	(15,371)	9,329
Income from sales of securitized loans, net of hedging	6,208	2,314	23,218	22,685
Adjustment for economic gain on securitization transactions not recognized under GAAP for which risk has been substantially transferred	357	265	483	232
Core gain on sale of securitized loans	$6,565	$2,579	$23,701	$22,917

(1)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans securitized ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net results from derivative transactions	$(9,465)	$7,115	$(35,956)	$29,156
Hedge gain/(loss) related to lending and securities positions	4,426	(6,662)	20,585	(19,827)
Hedge gain/(loss) related to loans securitized	$(5,039)	$453	$(15,371)	$9,329

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	September 30, 2019	December 31, 2018

Debt obligations, net	$4,860,687	$4,452,574
Less: CLO debt(1)	(117,760)	(601,543)
Adjusted debt obligations	4,742,927	3,851,031

Total equity	1,639,250	1,643,635

Adjusted leverage	2.9	2.3

(1)
As more fully discussed in Note 7 to our consolidated financial statements, we contributed over $888.4 million of balance sheet loans into two CLO securitizations that remain on our balance sheet for accounting purposes but should be excluded from debt obligations for adjusted leverage calculation purposes.

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

Set forth below is an unaudited reconciliation of interest expense to cost of funds ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest expense	$(51,397)	$(51,476)	$(155,015)	$(144,606)
Interest expense related to liability for transfers not considered sales(1)	—	—	92	—
Net interest expense component of hedging activities(2)	(436)	(1,365)	(1,927)	(5,789)
Cost of funds	$(51,833)	$(52,841)	$(156,850)	$(150,395)

Interest income	$82,251	$90,386	$254,040	$253,822
Interest income related to mortgage loans transferred but not considered sold(1)	—	—	(92)	—
Cost of funds	(51,833)	(52,841)	(156,850)	(150,395)
Interest income, net of cost of funds	$30,418	$37,545	$97,098	$103,427

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

(2)	Net result from derivative transactions	$(9,465)	$7,115	$(35,956)	$29,156
	Hedging realized result	7,140	(4,866)	20,838	(18,625)
	Hedging unrecognized result	1,889	(3,614)	13,191	(16,320)
	Net interest expense component of hedging activities	$(436)	$(1,365)	$(1,927)	$(5,789)

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2019 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2019, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(3,656)	$15,800
Increase by 1.00%	13,311	(15,565)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of September 30, 2019, the Company believes it was in compliance with all covenants.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2019, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2019 to the risk factors in Item 1A. in our Annual Report.

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

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended September 30, 2019 ($ in thousands, except per share data and average price paid per share):

ISSUER PURCHASE OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2019 - July 31, 2019	—	$—	—	$41,132
August 1, 2019 - August 31, 2019	—	—	—	41,132
September 1, 2019 - September 30, 2019	—	—	—	41,132

Total	—	$—	—	$41,132

(1)	In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL (iXBRL) document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

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

LADDER CAPITAL CORP
(Registrant)

Date: November 7, 2019	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: November 7, 2019	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer