Form 10-K
period 2019-12-31
Ladder Capital Corp
filed 2020-02-28
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,567,322,590 as of June 30, 2019, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $16.61 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2020
Class A common stock, $0.001 par value	108,818,520
Class B common stock, $0.001 par value	12,158,933

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

LADDER CAPITAL CORP

FORM 10-K
December 31, 2019

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

•	changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;

•	changes to our business and investment strategy;

•	our ability to obtain and maintain financing arrangements;

•	the financing and advance rates for our assets;

•	our actual and expected leverage and liquidity;

•	the adequacy of collateral securing our loan portfolio and a decline in the fair value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our assets;

•	changes in prepayment rates on our mortgages and the loans underlying our mortgage-backed and other asset-backed securities;

•	the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;

•	the increased rate of default or decreased recovery rates on our assets;

•	the adequacy of our policies, procedures and systems for managing risk effectively;

•	a potential downgrade in the credit ratings assigned to Ladder or our investments;

•	our compliance with, and the impact of and changes in, governmental regulations, tax laws and rates, accounting guidance and similar matters;

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

Part I

Item 1. Business

Overview

We are an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $25.2 billion of commercial real estate loans from our inception through December 31, 2019. During this timeframe, we also acquired $12.2 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.8 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2019, we originated $16.4 billion of conduit loans, $16.3 billion of which were sold into 66 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2019, we had $6.7 billion in total assets and $1.6 billion of total equity. Our assets included $3.4 billion of loans, $1.7 billion of securities, and $1.0 billion of real estate.

We have a diversified and flexible financing strategy supporting our business operations, including unsecured debt and significant committed term financing from leading financial institutions. As of December 31, 2019, we had $1.2 billion of unsecured debt financing outstanding. This unsecured financing was comprised of $266.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”) and $400.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes,” collectively with the 2021 Notes and the 2022 Notes, the “Notes”), and there were no borrowings outstanding under our $266.4 million Revolving Credit Facility.

In addition, as of December 31, 2019, we had $3.7 billion of secured debt financing outstanding. This financing was comprised of $1.1 billion of financing from the Federal Home Loan Bank (the “FHLB”), $745.0 million of committed secured term repurchase agreement financing, $1.1 billion of other securities financing and $812.6 million of third-party, non-recourse mortgage debt.

As of December 31, 2019, we had $2.5 billion of committed, undrawn total funding capacity available, consisting of $266.4 million of availability under our $266.4 million Revolving Credit Facility, $872.3 million of undrawn committed FHLB financing and $1.4 billion of other undrawn committed financings. As of December 31, 2019, our debt-to-equity ratio was 3.0:1.0, as we employ leverage prudently to maximize financial flexibility. Our adjusted leverage, a non-GAAP financial measure, was 3.0:1.0 as of December 31, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2019, our management team and directors held interests in our Company comprising 11.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. We employ 76 full-time industry professionals.

We are organized and conduct our operations to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we will generally not be subject to U.S. federal income tax on that portion of our net income that is distributed to shareholders if we distribute at least 90% of our taxable income and comply with certain other requirements.

Recent Developments

Senior Unsecured Notes
2027 Notes

On January 30, 2020, LCFH and Ladder Capital Finance Corporation (“LCFC”), a wholly-owned subsidiary of LCFH, issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027 (the “2027 Notes”). The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness.

Committed Loan Repurchase Facilities

On February 14, 2020, the Company amended one of its committed loan repurchase facilities with a major U.S. bank to reduce the maximum capacity of the facility from $600.0 million to $500.0 million.

On February 26, 2020, the Company amended one of its committed loan repurchase facilities with a major U.S. bank, extending the term of the facility. The current maturity date is now February 26, 2021, and the Company has three one-year extension options for a final maturity date of February 26, 2024. The Company also reduced the maximum size of the facility from $350.0 million to $250.0 million.

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

	December 31, 2019		December 31, 2018
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,127,173	46.9%	$3,170,788	50.5%
Other commercial real estate-related loans	129,863	1.9%	147,602	2.4%
Allowance for loan losses	(20,500)	(0.3)%	(17,900)	(0.3)%
Total balance sheet loans	3,236,536	48.5%	3,300,490	52.6%
Conduit first mortgage loans	122,325	1.8%	182,439	2.9%
Total loans	3,358,861	50.3%	3,482,929	55.5%
Securities
CMBS investments	1,673,468	25.3%	1,308,331	20.8%
U.S. Agency Securities investments	34,857	0.5%	36,374	0.6%
Corporate bonds	—	—%	53,871	0.9%
Equity securities	12,980	0.2%	11,550	0.2%
Total securities	1,721,305	26.0%	1,410,126	22.5%
Real Estate
Real estate and related lease intangibles, net	1,048,081	15.7%	998,022	15.9%
Total real estate	1,048,081	15.7%	998,022	15.9%
Other Investments
Investments in and advances to unconsolidated joint ventures	48,433	0.7%	40,354	0.6%
FHLB stock	61,619	0.9%	57,915	0.9%
Total other investments	110,052	1.6%	98,269	1.5%
Total investments	6,238,299	93.6%	5,989,346	95.4%
Cash, cash equivalents and restricted cash	355,746	5.3%	98,450	1.6%
Other assets	75,107	1.1%	185,076	3.0%
Total assets	$6,669,152	100.0%	$6,272,872	100.0%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. We completed our first contributions of balance sheet first mortgage loans into CLO transactions in the fourth quarter of 2017. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2019, we held a portfolio of 149 balance sheet first mortgage loans with an aggregate book value of $3.1 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 70.0% at December 31, 2019.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2019, we held a portfolio of 25 other commercial real estate-related loans with an aggregate book value of $129.9 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.3% at December 31, 2019.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of December 31, 2019, we held 10 first mortgage loans that were available for contribution into a securitization with an aggregate book value of $122.3 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 64.0% at December 31, 2019. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of December 31, 2019 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company. As of December 31, 2019, the estimated fair value of our portfolio of CMBS investments totaled $1.7 billion in 140 CUSIPs ($12.0 million average investment per CUSIP). As of December 31, 2019, included in the $1.7 billion of CMBS securities are $12.4 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 89.3% AAA/Aaa-rated securities and 10.7% of other investment grade-rated securities, including 8.4% rated AA/Aa, 1.3% rated A/A and 1.0% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2019, our CMBS investments had a weighted average duration of 2.4 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2019, by property count and market value, respectively, 52.1% and 73.8% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.3% and 38.4%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.3% to 5% by property count and 0.2% to 9.2% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of December 31, 2019, the estimated fair value of our portfolio of U.S. Agency Securities was $34.9 million in 19 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 2.0 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of December 31, 2019, by market value, 76.2% and 19.7% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of December 31, 2019 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including but not limited to debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $80.0 million. As of December 31, 2019, we had no investments in debt securities.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of December 31, 2019, the estimated fair value of our portfolio of equity securities was $13.0 million in two CUSIPs ($6.5 million average investment per CUSIP).

Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2019, we owned 159 single tenant net leased properties with an aggregate book value of $670.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2019, our net leased properties comprised a total of 5.3 million square feet, 100% leased with an average age since construction of 14.7 years and a weighted average remaining lease term of 12.4 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

Diversified Commercial Real Estate Properties. In addition, as of December 31, 2019, we owned 70 diversified commercial real estate properties with an aggregate book value of $375.4 million. Through separate joint ventures, we own a 40 property student housing portfolio in Isla Vista, CA with a book value of $82.6 million and an occupancy rate of 100.0%, a portfolio of 12 office buildings in Richmond, VA with a book value of $77.0 million with a 90.5% occupancy rate, an apartment complex in Miami, FL with a book value of $37.3 million and an occupancy rate of 91.5%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $23.6 million, a portfolio of two student housing properties in Fort Worth and Arlington, TX with an aggregate book value of $23.8 million with a 93.0% occupancy rate, a portfolio of seven office buildings in Richmond, VA with a book value of $15.0 million and an 82.8% occupancy rate, and a 13-story office building in Oakland County, MI with a book value of $10.0 million and an 82.2% occupancy rate. We also own a hotel in San Diego, CA with a book value of $42.1 million, a single-tenant office building in Ewing, NJ with a book value of $26.9 million, a hotel in Omaha, NE with a book value of $17.5 million, a single-tenant office building in Crum Lynne, PA with a book value of $9.9 million, a shopping center in Carmel, NY with a book value of $6.1 million and a 44.4% occupancy rate, and an office building in Peoria, IL with a book value of $3.5 million and a 50.8% occupancy rate.

Residential Real Estate. We sold our last condominium unit at Veer Towers in Las Vegas, NV, during the year ended December 31, 2019, generating a gain on sale of $0.4 million.

We sold 16 condominium units at Terrazas River Park Village in Miami, FL, during the year ended December 31, 2019, generating aggregate gains on sale of $0.4 million. As of December 31, 2019, we own six residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $1.8 million, and we intend to sell these remaining units in less than 18 months. As of December 31, 2019, two condominium units were under contract for sale with a book value of $0.6 million. As of December 31, 2019, one of the remaining condominium units is rented and occupied. During the year ended December 31, 2019, the Company recorded $0.2 million of rental income from the condominium units.

The Company holds these residential condominium units in a TRS.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2019, Grace Lake LLC owned an office building campus with a carrying value of $53.3 million, which is net of accumulated depreciation of $31.7 million, that is financed by $64.2 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of December 31, 2019, the book value of our investment in Grace Lake LLC was $3.0 million.

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

24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of December 31, 2019, 24 Second Avenue had sold 19 residential condominium units for $49.6 million in sales proceeds. As of December 31, 2019, the Company had no remaining additional capital commitment to 24 Second Avenue. As of December 31, 2019, the book value of the Company’s investment in 24 Second Avenue was $45.4 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of December 31, 2019, the book value of our investment in FHLB Stock was $61.6 million.

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

We finance our portfolio of commercial real estate loans using committed term facilities provided by multiple financial institutions, with total commitments of $1.8 billion at December 31, 2019, a $266.4 million Revolving Credit Facility and through our FHLB membership. As of December 31, 2019, there was $702.3 million outstanding under the committed term facilities. We finance our securities portfolio, including CMBS and U.S. Agency Securities, through our FHLB membership, a $400.0 million committed term master repurchase agreement from a leading domestic financial institution and uncommitted master repurchase agreements with numerous counterparties. As of December 31, 2019, we had total outstanding balances of $1.1 billion under all securities master repurchase agreements. We finance our real estate investments with non-recourse first mortgage loans. As of December 31, 2019, we had outstanding balances of $812.6 million on these non-recourse mortgage loans.

In addition to the amounts outstanding on our other facilities, we had $1.1 billion of borrowings from the FHLB outstanding at December 31, 2019. As of December 31, 2019, we also had a $266.4 million Revolving Credit Facility, with no borrowings outstanding, and $1.2 billion of Notes issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7, Debt Obligations, Net in our consolidated financial statements included elsewhere in this Annual Report for more information about our financing arrangements.

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

We generally seek to maintain a debt-to-equity ratio of approximately 3.0:1.0 or below. We expect this ratio to fluctuate during the course of a fiscal year due to the normal course of business in our conduit lending operations, in which we generally securitize our inventory of conduit loans at intervals, and also because of changes in our asset mix, due in part to such securitizations. As of December 31, 2019, our debt-to-equity ratio was 3.0:1.0. Our adjusted leverage, a non-GAAP financial measure, was 3.0:1.0 as of December 31, 2019. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of adjusted leverage and a reconciliation to debt obligations, net. We believe that our predominantly senior secured assets and our moderate leverage provide financial flexibility to be able to capitalize on attractive market opportunities as they arise.

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage.

Business Outlook

We believe the commercial real estate finance market is currently characterized by stable demand for fixed and floating rate mortgage financing supported by stable property values in most parts of the U.S. The demand is driven by acquisitions and refinancings of existing properties, the need to fund expenditures to renovate or otherwise improve buildings, and new real estate development, against a backdrop of the continued relative value of commercial real estate as an asset class in an environment in which a significant portion of the world’s sovereign debt yields negative returns. $2.1 trillion of commercial real estate debt is scheduled to mature over the next five years (according to Trepp), providing a substantial foundation of demand for mortgage financing services going forward. Somewhat offsetting these positive macro market factors is the yield curve’s flattening trend which may reflect a market anticipating slower economic growth in the future.
From our perspective as a commercial mortgage lender that finances its customers’ real estate investments nationwide, the trends observed in the commercial mortgage backed securities market are often informative and somewhat predictive. 2018 was an active year in the U.S. CMBS new issuance market with issuance totaling $77.0 billion during the year. Spreads tightened into the beginning of 2018 but mostly widened during the rest of the year. This led into 2019 where spreads generally tightened during the first half of 2019 and then widened to a small extent during the three months ended September 30, 2019 before tightening again in the final three months of 2019. The U.S. CMBS new issuance market was very active in 2019 and increased by 25.9% as compared to 2018, with $96.9 billion of new issuances during the year.
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

Factors impacting operating results

There are a number of factors that influence our operating results in a meaningful way. The most significant factors include: (1) our competition; (2) market and economic conditions; (3) loan origination and repayment volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transaction volumes; (10) occupancy rates; and (11) expense management.

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

Legal Due Diligence. Our in-house transaction management team includes experienced attorneys that manage, negotiate, structure and close all transactions and complete legal due diligence on each property, borrower, and sponsor, including evaluating documents such as leases, title, title insurance, opinion letters, tenant estoppels, organizational documents, and other agreements and documents related to the property or the loan.

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

Financing

Prior to securitization or other disposition, or in the case of balance sheet loans, maturity, we evaluate most of the loans we originate for secured financing using our multiple committed term facilities from leading financial institutions and our membership in the FHLB. Our finance team endeavors to match the characteristics and expected holding periods of the assets being financed with the characteristics of the financing options available and our short and long term cash needs in determining the appropriate financing approaches to be applied. The approaches we apply to financing our assets are a key component of our asset/liability risk management strategy with respect to managing liquidity risk. These approaches, supplemented by the use of hedging primarily via the use of standard derivative instruments, facilitate the prudent management of our interest rate and credit spread exposures.

Asset Management

Our in-house asset management team pro-actively manages the Company’s loan and real estate portfolios, demonstrating our Company-wide focus and emphasis on principal preservation and maximizing asset performance. The asset management team, together with our underwriting and transaction management teams, monitors the credit performance of our investment portfolio in concert with our third-party servicers and property managers, working closely with borrowers and/or joint-venture partners to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our real estate portfolio. We focus on asset-specific issues and market surveillance, active enforcement of loan and security rights, and regular review of potential disposition strategies. Ladder performs detailed asset reviews and site inspections at least annually on every investment and provides comprehensive internal asset-level performance reporting. As applicable, we evaluate loan modifications, debt and/or equity recapitalizations and other changes or variations to a borrower’s or joint venture partner’s business plan or budget and recommend a course of action to the Investment Committee.

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

From time to time, our registered broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), may act as a co-manager for the underwriting syndicate of public and private CMBS securitizations where an affiliate of LCS is contributing collateral to the CMBS deal as a loan seller. In such instances, LCS, as a co-manager, will participate in the underwriting syndicate, on a best efforts basis, to structure and arrange the bond issuance and participate in the associated investor meetings and road shows. LCS generally does not receive any allocation of securities in these offerings for distribution to investor accounts and, as such, has not participated in the direct sale of any CMBS to institutional and/or retail investors. During the year ended December 31, 2019, LCS recorded no fee income resulting from securitization transactions.

In addition to contributing first mortgage loans into CMBS securitization trusts, we also maintain the flexibility to keep such loans on our balance sheet, contribute loans into a CLO or similar structure, sell participation interests or “b-notes” in our first mortgage loans or sell first mortgage loans as whole loans. Balance sheet loans that are refinanced by us into a new conduit first mortgage loan upon property stabilization and intended for securitization are re-underwritten and structured by our origination, underwriting and transaction management teams and approved by our Investment Committee.

Our asset management team also manages sales of our real property.

Competition

The commercial real estate finance markets are highly competitive. We face competition for lending and investment opportunities from a variety of institutional lenders and investors and many other market participants, including specialty finance companies, other REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. These competitors may enjoy competitive advantages over us, including greater name recognition, established lending relationships with certain borrowers and brokers, financial resources, and access to capital, including through a corporate parent.

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

Regulatory Reform

The Dodd-Frank Act, which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated regulations and rules with respect to various issues that affect securitizations, including: (a) a rule that took effect December 24, 2016 (the “Risk Retention Rule”) requiring that either (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued, (ii) the sponsor or certain third-party purchasers (each, a “Third Party Purchaser”) retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for third-party purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of the subordinate tranches or (iii) a combination of (i) and (ii); (b) requirements for additional disclosure; (c) requirements for additional review and reporting (including revisions to Regulation AB); (d) for public securitizations, requirements that the chief executive officer (“CEO”) of an issuer file with the SEC an individual certificate attesting to certain matters, as described below; and (e) certain restrictions designed to prohibit conflicts of interest. Other regulations have been and may ultimately be adopted.

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
Certain other recent, anticipated or potential federal, state and municipal rules could also impact our business. These include (1) rules issued by the U.S. Commodity and Futures Trading Commission (“CFTC”) regarding commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) registration and compliance obligations, (2) regulatory, reporting and compliance requirements applicable to swap dealers, security based swaps dealers and major swap participants under the Dodd-Frank Act, (3) changes to bank capital rules proposed by international regulators under the Fundamental Review of Trading Book (“FRTB”), which could require certain banks to maintain higher levels of capital when trading in securitization positions, (4) changes in capital requirements announced by the Basel Committee on Banking Supervision, and (5) requirements of certain states and municipalities, such as California and New York City, that require placement agents who solicit funds from the retirement and public pension systems to register as lobbyists. Although some of the rules may not affect us directly, the rules may affect issuers that sponsor securitizations in which we may sell commercial mortgage loans thereby potentially affecting the structure and/or profitability of this part of our business. Because some of the rules are not yet final or are in the process of being implemented, the full effect of the rules may not be known for some time. In addition, the SEC and other agencies continue to generate new rules. See also “Risk Factors-Risks related to regulatory and compliance matters” and “Risk Factors-Risks related to hedging.”

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

We may become subject to additional regulatory and compliance burdens as our investment adviser subsidiary expands its product offerings and investment platform. For example, our investment adviser is currently an investment adviser to the Ladder Capital Select Bond Fund (“LSBIX”), a mutual fund registered under the Investment Company Act. The mutual fund and our subsidiary that serves as its investment adviser are subject to regulation under the Investment Company Act and the rules thereunder, which, among other things, govern the relationship between a mutual fund and its investment adviser and prohibit or severely restrict principal transactions and joint transactions and regulate the fees our subsidiary may earn from the mutual fund. This additional regulation could increase our compliance costs and create the potential for additional liabilities and penalties.

The SEC and its staff continue to engage in various initiatives that may change the regulations governing our investment adviser subsidiary and its clients, particularly the mutual fund. In 2016, the SEC adopted a rule governing the liquidity requirements applicable to mutual funds. We may incur additional expense in connection with ensuring the mutual fund complies with the new rule, which became effective in 2019.

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

Regulation as a Broker-Dealer

We have a subsidiary, Ladder Capital Securities LLC, that is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of the Financial Industry Regulatory Authority (“FINRA”). This subsidiary, which from time to time co-manages the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, the capital structure of the subsidiary, recordkeeping, the financing of clients’ purchases and the conduct of directors, officers and employees. Violations of these regulations can result in the revocation of its broker-dealer license (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. The subsidiary also may be required to maintain certain minimum net capital. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. As of December 31, 2019, Ladder Capital Securities LLC was in compliance with the minimum net capital requirements.

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2019, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2019, we employed 76 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

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

We expect to distribute certain of the first mortgage loans that we originate through securitizations and, in many circumstances, upon completion of a securitization, we will recognize certain non-interest revenues which will be included in total other income (loss) on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, pricing, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. Although due to changes resulting from the risk retention rules required by the Dodd-Frank Act described elsewhere in this Annual Report, Ladder may potentially be required to defer income over the life of the securitization, thereby reducing such volatility in earnings, as a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

We may not be able to maintain our strategic business alliances.

We often rely on other third-party companies for assistance in origination, warehousing, distribution, securitization and other finance-related and loan-related activities. There can be no assurance that any of these strategic partners will continue their relationships with us in the future. Our ability to influence our partners may be limited and non-alignment of interests on various strategic decisions may adversely impact our business. Furthermore, strategic alliance partners may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations, which may affect our financial conditions or results of operations.

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

Market Risks Related to Our Investments

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

•
civil unrest, terrorism, acts of war, outbreaks of communicable diseases, nuclear or radiological disasters and natural disasters, including earthquakes, hurricanes, tornadoes, tsunamis, floods, and other extreme weather and permanent climate changes, which may result in uninsured and underinsured losses.

In addition to other analytical tools, our management team utilizes financial models to evaluate loans and real estate assets, the accuracy and effectiveness of which cannot be guaranteed.

In all cases, financial models are only estimates of future results based upon assumptions made at the time the projections are developed. There can be no assurance that management’s projected results will be obtained, and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.

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

Our underwriting criteria may restrict our ability to compete with others for desirable commercial mortgage loan origination and acquisition opportunities.

We have underwriting criteria with respect to commercial mortgage loan origination and acquisition opportunities. Additionally, under our credit facilities, the lenders have the right to review the assets which we are seeking to finance and approve the purchase and financing of such assets in their sole discretion. Our underwriting criteria and lender approvals may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. As a result, we may not be able to compete with others for desirable commercial mortgage loan origination and acquisition opportunities. In addition, these underwriting criteria and and approvals impose conditions and limitations on our ability to originate certain of our target assets, including, in particular, restrictions on our ability to originate junior mortgage loans, mezzanine loans and preferred equity investments.

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

Demand for mortgages could be negatively impacted by rising interest rates. Continuing low interest rates could increase the vulnerability of the financial sector by lowering profits of financial intermediaries and potentially encouraging riskier investments and excess debt as these firms reach for yield.

For the risks regarding the transition away from LIBOR on our assets and liabilities, refer to “Risks Related to Our Indebtedness—We cannot predict the effect of changes to, or the transition away from, LIBOR on Ladder’s assets and liabilities,” below.

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

We are exposed to the risk of increased prepayments or defaults by any mortgage or security that we own at a premium. Any principal paydown diminishes the amount outstanding in these securities and reduces the yield to us. Before purchasing a security, we judge the likelihood of prepayment based on certain prepayment and default parameters and our own experience. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on our judgment and, accordingly, result in losses to our business.

U.S. and global capital markets could enter a period of severe disruption and instability and future military conflicts and global unrest could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the U.S. and around the world and our business.

Ongoing and future military conflicts and continued global unrest, including potential pandemics, may affect interest rates, among other things. An increase in interest rates may increase our cost of borrowing, leading to a reduction in our earnings. Further, the U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

These market and economic disruptions affected, and these and other similar market and economic disruptions and events such as “Brexit” may in the future affect, the U.S. capital markets, which could adversely affect our business and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or downgrades to the U.S. government’s sovereign credit rating or the perceived creditworthiness of the U.S. or other large global economies. Events leading up to, and the results of, the 2020 U.S. presidential and congressional elections may create uncertainty and volatility in the capital markets, as candidates differ greatly with respect to their views on taxes, regulation, immigration, healthcare, trade and the environment.

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

The events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) and subsequent extensions, including the enactment of the Terrorism Risk Insurance Program Reauthorization Acts of 2015 and 2019, which extend TRIA through December 31, 2027, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable opportunities available to us and the pace at which we are able to acquire assets. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our assets.

Risks Related to Our Portfolio

The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS in which we invest, are non-recourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

Except for customary non-recourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively non-recourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a non-recourse carve-out to the borrower applies), in many cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loan to such borrower is deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

We originate and acquire balance sheet loans that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed, is located in a recovering market and/or requires rehabilitation or capital improvements in order to improve the value of the asset. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or fails to execute its business plan, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers often use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on the borrower’s ability to execute its business plan, market conditions and other factors.

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

Each of our mortgage loans permits us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke such acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of any state, however, may refuse to allow the foreclosure of a mortgage, deed of trust, or other security instrument or to permit the acceleration of the indebtedness if the exercise of those remedies would be inequitable or unjust or if the circumstances would render the acceleration unconscionable. Thus, a court may refuse to permit foreclosure or acceleration if a default is deemed immaterial or the exercise of those remedies would be unjust or unconscionable or if a material default is cured. Further, our ability to collect the debt may be limited by bankruptcy, insolvency or other debtor relief laws, as further described below.

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

The commercial real estate lending business depends on the creditworthiness of borrowers, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

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

Although commercial real estate lenders typically seek to reduce the risk of borrower bankruptcy through such items as non-recourse carveouts for bankruptcy and special purpose entity/separateness covenants and/or non-consolidation opinions for borrowing entities, the owners of, borrowers on, and tenants occupying, the properties which secure our investments may still seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. One of the protections offered in such proceedings to each of these parties is a stay of legal proceedings, and a stay of enforcement proceedings against collateral for such loans or underlying such securities (including the properties and cash collateral). A stay of foreclosure proceedings could adversely affect our ability to realize on our loan collateral, and could adversely affect the value of those assets. Other protections in such proceedings to borrowers, owners and tenants include the restructuring or forgiveness of debt, the ability to create super priority liens in favor of certain creditors of the debtor, the potential loss of cash collateral held by the lender if the lender is over-collateralized, and certain well defined claims procedures. Additionally, the numerous risks inherent in the bankruptcy process create a potential risk of loss of our entire investment in any particular investment.

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

Provisions for loan losses are difficult to estimate.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) (collectively, the “CECL Standard”). These updates change how entities will measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset and requires entities to deduct allowances for potential losses on held-to-maturity debt securities. All assets subject to the CECL Standard, with few exceptions, will be subject to these allowances rather than only those assets where a loss is deemed probable under the other-than-temporary impairment model. Accordingly, we expect that the adoption of the CECL Standard will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. We will continue to record asset-specific reserves consistent with our existing accounting policy. Our provision for asset-specific reserves are evaluated on a quarterly basis. The determination of our provision for asset-specific reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (2) the ability of the borrower to refinance the loan and (3) the property’s liquidation value, all of which remain uncertain and are subjective. In addition, we will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). The CECL Standard is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective; as such, we will adopt the CECL Standard as of January 1, 2020. The CECL Standard may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We have completed one multi-asset securitization where a Ladder affiliate served as issuer and may, in the future, take a larger role in multi-asset securitizations of mortgage loans, including as an issuer. We also occasionally, and may in the future, act as a co-manager and/or co-underwriter in the securitizations in which we participate. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of, securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure a defect of, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization; and (iv) may, depending upon our role in the securitization, (a) retain some or all of the risk retention interests in the securitization and/or (b) retain responsibility for ensuring compliance with risk retention rules (and may be required to indemnify other participants in the securitization for any violation of such rules, including in circumstances where some or all of the risk retention interests are retained by and/or sold to other parties). When we lead a single-asset or multi-asset securitization as an issuer and/or lead manager, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

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

If loans that we sell or securitize do not comply with representations and warranties that we make about the loans, the borrowers, or the underlying properties, we may be required to repurchase such loans (including from a trust vehicle used to facilitate a structured financing of the assets through a securitization) or replace them with substitute loans. Additionally, in the case of loans and real estate that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically will require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could adversely affect our business and reputation.

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

We have in the past and may in the future purchase or acquire via foreclosure real property. Costs associated with real estate , such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent out properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.

Current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We have made and may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

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

We may invest in equity and preferred equity interests in entities owning real estate. Such investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the security investment documentation, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our capital after any creditors to the entity are paid. As a result, we may not recover some or all of our capital, which could result in losses.

The market value of our investments in CMBS could fluctuate materially as a result of various risks that are out of our control and may result in significant losses.

We currently invest in and may continue to invest in CMBS, a specific type of structured finance security. CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgage loans or interests therein having a multi-family or commercial use, such as retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. Accordingly, investments in CMBS are subject to the various risks described herein which relate to the pool of underlying assets in which the CMBS represents an interest. The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on the performance of the servicer or special servicer. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. We will bear the risk of loss on any CMBS we purchase. Further, the insurance coverage for various types of losses is limited in amount and we would bear losses in excess of the applicable limitations.

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

Our investments in securities and mortgages issued by agencies or instrumentalities of the U.S. government face risks, including prepayment and default.

We currently invest in and may continue to invest in securities and mortgages issued by agencies or instrumentalities of, and implicitly or explicitly guaranteed by, the U.S. government, typically secured by single multifamily properties or skilled nursing facilities. Additionally, we invest in real estate mortgage investment conduit (“REMIC”) securities collateralized by these mortgages. The most significant risks present in U.S. Agency Securities owned by us are prepayment and default. Any principal paydown diminishes the amount outstanding in these securities and reduces the yield to us. Other risks associated with U.S. Agency Securities are illiquidity and re-investment risk. While these risks apply to all securities, they may be more pronounced for U.S. Agency Securities.

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

The value of some of our investments may not be readily determinable or may be unreliable. We will value these investments quarterly at fair value, as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (Topic 820): Fair Value Measurement, or ASC 820. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Our determinations of fair value may have a material impact on our earnings, in the case of impaired loans and other assets, trading securities and available-for-sale securities that are subject to other than temporary impairment (“OTTI”), or our accumulated other comprehensive income/(loss) in our shareholders’ equity, in the case of available-for-sale securities that are subject only to temporary impairments.

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

Risks Related to Our Indebtedness

Our business is leveraged, which could lead to greater losses than if we were not as leveraged.

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of unsecured corporate debt, “financing facilities” such as bank credit facilities, credit facilities from government agencies (including the FHLB), repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse portfolios or real estate instruments until we exit them through securitization. We do and, in the future, intend to enter into securitization and other long-term financing transactions to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. However, such agreements may include a recourse component. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, a significant portion of our borrowings are based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

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

Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2019, we had $3.7 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.

Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of December 31, 2019, our subsidiaries had approximately $5.1 billion of indebtedness and other liabilities outstanding and no preferred equity.

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

The utilization of any of our repurchase and warehouse facilities and other secured financing arrangements is subject to the pre- approval of the lender, which we may be unable to obtain.

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

As of December 31, 2019, our assets included $2.5 billion of floating rate loans and $1.3 billion of floating rate securities with interest rates tied to LIBOR. Additionally, we had $2.4 billion of floating rate debt with interest rates tied to LIBOR. We also use derivative instruments that reference LIBOR. Many of these assets and liabilities extend past 2021.
In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority for the United Kingdom (the “FCA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA expects that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next two years. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates.
While our loan agreements generally allow us, and our debt arrangements generally allow our lenders, to substitute a new index if the current index is no longer available, there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The uncertainty as to the nature of, and methodology for calculating and administering, any replacement reference rate, the uncertainty regarding interest rate calculations prior to the establishment of such replacement rate, whether the replacement rate will gain widespread market acceptance and the potential need to amend existing documentation present additional risks. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs or reduce our interest income, which could impact our results of operations, cash flows and the market value and liquidity of our investments. There could be a mismatch between the timing of the transition from LIBOR to a replacement rate between our investments and our financing, or a mismatch between the replacement rate used by our investments and our financing. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to changes in interest rates using derivative instruments. Changes or uncertainty resulting from the transition from LIBOR to a replacement rate could cause significant market dislocations and disruptions that could adversely affect our business, increase the risk of litigation or other disputes, and increase transition-related expenses, among other adverse consequences.
While we can provide no assurances regarding the impact of the discontinuation of LIBOR, we continue to develop and implement plans to appropriately mitigate the risks associated with the expected discontinuation of LIBOR. Specifically, we (i) have implemented or are in the process of implementing fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts (ii) continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc. and the Financial Accounting Standards Board, and (iii) continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

Risks Related to Regulatory and Compliance Matters

One of our subsidiaries is registered as a broker-dealer and is subject to various broker-dealer regulations. Violations of these regulations could result in revocation of broker-dealer licenses, fines or other disciplinary action.

We have a subsidiary, LCS, which is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, and is a member of FINRA. This subsidiary, which from time to time serves as a manager (or co-manager) of the CMBS securitizations to which an affiliate contributes collateral as loan seller, is subject to regulations that cover all aspects of its business, including sales methods, trade practices, the capital structure of the subsidiary, recordkeeping and the conduct of directors, officers and employees. Violation of these regulations can result in the revocation of broker-dealer licenses (which could result in our having to hire new licensed investment professionals before continuing certain operations), the imposition of censure or fines and the suspension or expulsion of the subsidiary, its officers or employees from FINRA. In addition, LCS is subject to routine periodic examination by the staff of FINRA.

As a registered broker-dealer and member of a self-regulatory organization, LCS is subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. In addition, the Dodd-Frank Act imposes additional regulation by the SEC, the CFTC and LCS’ other regulators. The legislation calls for the imposition of expanded standards of care by market participants in dealing with clients and customers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. LCS is also affected by rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require that any person who organizes or initiates an asset-backed security transaction to retain a portion (at least 5%) of any credit risk that the person conveys to a third party. Securitizations will also be affected by rules prohibiting securitization participants’ engaging in any transaction that would involve or result in any material conflict of interest with an investor in a securitization transaction. The rules exempt bona fide market-making activities and risk-mitigating hedging activities in connection with securitization activities from the general prohibition.

If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.

Our subsidiary, LCAM, is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently is an investment adviser to LSBIX, a mutual fund registered under the Investment Company Act, which subjects LCAM to regulation under the Investment Company Act, including with respect to the fees our subsidiary earns from the mutual fund and the ability of the mutual fund to enter into principal transactions or joint transactions with us and our affiliates. Non-compliance with the Advisers Act, the Investment Company Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

The advisory contracts our investment adviser subsidiary enters into with clients provide investors or, in some cases, the independent directors of the clients with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty or to remove our subsidiary as a fund’s investment adviser (or equivalent). The investment advisory agreement with our registered investment company client is required, after an initial two year term, to be renewed and approved annually by the mutual fund’s board of directors, all of whom are independent from the Company.

The historical returns attributable to the accounts and investment vehicles currently or formerly managed by our asset management business are not indicative of the future results of the accounts and investment vehicles managed by this business, our future results or the performance of our Class A common stock. Similarly, the performance of our Class A common stock and historical corporate results are not indicative of the future results of the accounts and investment vehicles managed by our asset management business.

The historical and potential future returns of the accounts and investment vehicles managed by our asset management business are not directly linked to returns on our business. Therefore, any positive performance of the accounts and investment vehicles that we manage will not necessarily result in positive returns on an investment in our common equity and vice versa. However, poor performance of the accounts and investment vehicles that we manage would cause a decline in our revenue from such accounts and investment vehicles, and would therefore have a negative effect on our performance.

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
On January 20, 2016, the Federal Housing Finance Agency (“FHFA”), regulator of the FHLB, published a final rule amending its regulation on FHLB membership. The final rule was effective February 19, 2016 and requires that Tuebor’s FHLB membership be terminated by the FHLB no later than February 19, 2021. According to the final rule, during this five-year transition period, the FHLB may continue to make new advances to Tuebor so long as they do not exceed the lesser of forty percent of Tuebor’s total assets, and they do not have a maturity of later than February 19, 2021. Existing advances that mature after the termination of Tuebor’s membership are permitted to remain in place until maturity of such advances. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Tuebor’s outstanding advances from the FHLB as of December 31, 2019 were less than forty percent of Tuebor’s total assets and less than 150% of the Company’s total equity at that date. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.
FHLB advances amounted to 22.1% of the Company’s outstanding debt obligations as of December 31, 2019.  The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it continues to access FHLB advances during the transition period and has multiple, diverse funding sources for financing its portfolio in the future.  The Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company such as secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds or equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available.  In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”
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
On February 24, 2020, the FHFA issued a Request for Input on FHLB membership that seeks feedback on a series of questions, including with respect to topics on membership requirements. There is no guarantee that the Request for Input will lead to changes in membership requirements, and there is no assurance that the FHFA or the FHLB may not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.
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

Changes in the regulatory environment for derivatives could also adversely affect our hedging activities. The Dodd-Frank Act and relevant regulations thereunder regulate derivative transactions with a material U.S. nexus, which covers certain hedging instruments we may use in our risk management activities. Similarly, governments and regulators in other G-20 countries have committed to increased regulation of derivative transactions and are in various stages of implementing regulations similar to those that have either been adopted or proposed in the U.S. Depending on where our derivatives providers are located, these other regulations may apply instead of, or in addition to, regulations under the Dodd-Frank Act.

Compliance with any new laws or regulations could make adherence to those laws and regulations more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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

The Company and certain of its affiliates, including LSBIX, may compete to acquire the Company’s target assets, which are allocated in accordance with the allocation policy established by LCAM, but which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

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

•
we may have to limit our use of hedging techniques that might otherwise be advantageous or to implement those hedges through a TRS to comply with REIT requirements, increasing the cost of our hedging activities because our TRSs would be subject to tax on gains and hedging-related losses in our TRSs will generally not provide any tax benefit, except for losses carried forward against future taxable income in the TRSs; and

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

The enforceability of certain rights under agreements underlying certain hedging transactions may depend on compliance with applicable statutory and regulatory requirements under U.S. law and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty will most likely result in its default, potentially resulting in the loss of (or delay in obtaining) unrealized profits and forcing us to cover our commitments, if any, at the then current market price. A liquid secondary market may not exist for these hedging instruments, and we may be required to maintain a position until exercise or expiration, which could result in material losses.

We may enter into hedging transactions that are subject to mandatory clearing and/or margin requirements.

Part of our strategy will involve entering into hedging transactions that may be subject to mandatory clearing under the Dodd-Frank Act and relevant Commodity Futures Trading Commission (“CFTC”) regulations and therefore subject to associated margin requirements imposed by the applicable clearinghouse. The amount of margin we may be required to post on cleared transactions is subject to the rules of the relevant clearinghouse, which may provide the clearinghouse with discretion to increase those requirements. In addition, clearing intermediaries (e.g., futures commission merchants) who clear our trades with a clearinghouse may have contractual rights to increase the margin requirements above clearinghouse minimums.
With respect to uncleared swaps that could be needed to execute our hedging strategy, regulations that have been adopted in the U.S. (under the Dodd-Frank Act) impose mandatory margin requirements. Similar rules have been adopted in Europe and other jurisdictions where our dealer counterparties may be located. These rules impose obligations on many derivatives market participants to collect and post “variation margin” in connection with over-the-counter derivatives and, on a smaller group of market participants, to also collect and post “initial margin.” The overall impact on us depends on the impact on prices in the interdealer derivatives market (which may affect the pricing we can obtain from dealers) and whether one or both of these margin requirements apply to our derivatives counterparties when transacting with us. The rules began to go into effect in the interdealer market in September 2016 and variation margin requirements in the broader market went into effect in the U.S. in March 2017. Initial margin requirements are phasing in over several years. The rules are intended to provide that the margin requirements for parties subject to “initial margin” requirements are higher than the margin requirements for similar cleared derivatives. It is possible that, if and when these initial margin requirements are fully phased in, we could be subject to a requirement to post significantly more initial margin on uncleared swaps. If we become subject to these requirements, it could significantly increase the costs of engaging in uncleared swaps as part of our heading strategies.
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

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as the general partner of Series TRS. We have no independent means of generating revenue. We expect each Series of LCFH to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable by them determined according to assumed rates, payments owing under the tax receivable agreement with the Continuing LCFH Limited Partners (the “Tax Receivable Agreement” or “TRA”), and to cover dividends declared by us. To the extent that we need funds, and LCFH is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. Please see Note 1 to our consolidated financial statements for the year ended December 31, 2019 included elsewhere in this Annual Report for a description of our capital structure.

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

The Tax Receivable Agreement provides for the payment by us to certain of the Continuing LCFH Limited Partners of 85% of the amount of cash savings, if any, in U.S. federal, state and local tax that we realize as a result of: (i) the tax basis adjustments referred to above; (ii) any incremental tax basis adjustments attributable to payments made pursuant to the Tax Receivable Agreement; and (iii) any deemed interest deductions arising from payments made by us pursuant to the Tax Receivable Agreement. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the tax basis of our proportionate share of LCFH Series TRS’s assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which LCFH Series TRS is entitled, and the amount and timing of our income, we expect that during the anticipated term of the Tax Receivable Agreement, the payments that we may make to the Continuing LCFH Limited Partners could be substantial. Payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore to additional potential payments under the Tax Receivable Agreement. In addition, the Tax Receivable Agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return for the taxable year with respect to which the payment obligation arises to the date of payment under the agreement. LC TRS I LLC will have the right to terminate the Tax Receivable Agreement by making payments to the Continuing LCFH Limited Partners calculated by reference to the present value of all future payments that of the Continuing LCFH Limited Partners would have been entitled to receive under the Tax Receivable Agreement using certain valuation assumptions, including assumptions that any Series TRS LP Units and shares of our Class B common stock that have not been exchanged are deemed exchanged for the market value of our Class A common stock at the time of termination and that LC TRS I LLC will have sufficient taxable income in each future taxable year to fully realize all potential tax savings.

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

The Tax Receivable Agreement provides that upon certain changes of control, or if, at any time, we elect an early termination of the Tax Receivable Agreement, in whole or in part, the amount of our (or our successor’s) payment obligations with respect to exchanged or acquired Series TRS LP Units (whether exchanged or acquired before or after such transaction) will be determined based on certain assumptions. These assumptions include the assumption that we (or our successor) will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. Moreover, in the event we elect an early termination of the Tax Receivable Agreement, in whole or in part, we would be required to make an immediate payment equal to the present value (at a discount rate equal to LIBOR plus basis points) of the anticipated future tax benefits (based on the foregoing assumptions). Accordingly, if we so elect, payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the Tax Receivable Agreement and our existing indebtedness may limit our subsidiaries’ ability to make distributions to us to pay these obligations.

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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity; a credit rating downgrade; and general market and economic conditions. In addition, our Board Authorization Policy, adopted by the board of directors on October 30, 2014, authorizes the Company to make up to $50.0 million in repurchases of our Class A common stock from time to time without further approval.  The existence of this authorization and any repurchases pursuant thereto could affect our stock price and increase stock price volatility and could potentially reduce the market liquidity for our Class A common stock. Additionally, we are permitted to and could discontinue Class A common stock repurchases at any time and any such discontinuation could cause the market price of our Class A common stock to decline.
Our Class A common stock price may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock, and current stockholders may be diluted by future equity issuances.

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

Our amended and restated certificate of incorporation authorizes us to issue additional shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. Future issuances of Class A common stock, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, will dilute existing stockholders. In accordance with the DGCL and the provisions of our certificate of incorporation, we may also issue preferred stock that has designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to shares of Class A common stock. Similarly, the LLLP Agreement permits Series REIT and Series TRS to issue an unlimited number of additional Series Units with designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Series Units, and which may be exchangeable for shares of our Class A common stock.

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

•
part or all of the income or gain recognized with respect to our Class A common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Code may be treated as unrelated business taxable income; and

•
to the extent that we have “excess inclusion income,” e.g., from: (i) us (or a part of us, or a disregarded subsidiary of ours) being treated as a “taxable mortgage pool”; (ii) us holding residual interests in a REMIC securitization; or (iii) us receiving income from another REIT that is treated as excess inclusion income, a portion of the distributions paid to a tax-exempt shareholder that is allocable to such excess inclusion income may be treated as unrelated business taxable income.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 16 to our consolidated financial statements for the year ended December 31, 2019 included elsewhere in this Annual Report.

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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common equity. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends in comparison to other income recognized by such taxpayers. The effect of these, and the many other, changes made in the Tax Cuts and Jobs Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common equity and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Cuts and Jobs Act, the effect and timing of which cannot be predicted and may be adverse to us or our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. We also rent month-to-month regional offices in California, Florida and South Carolina. Refer to Schedule III included in Item 8 of this Form 10-K for a listing of investment properties owned as of December 31, 2019.

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

Holders

On February 21, 2020, the Company had 52 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 21, 2020 was $18.70. On February 21, 2020, the Company had 14 Class B common shareholders of record.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. This was publicly disclosed in August 2015. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2019, the Company repurchased 40,065 shares of Class A common stock at an average of $15.90 per share for a total aggregate purchase price of $0.6 million. All repurchased shares are recorded in treasury stock at cost. As of December 31, 2019, there were $41.1 million of Class A common stock available for repurchase. There were no repurchases made within the quarter ended December 31, 2019.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2019, 1,139,411 Series REIT LP Units and 1,139,411 Series TRS LP Units were collectively exchanged for 1,139,411 shares of Class A common stock and 1,139,411 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2019, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	994,208	$14.85	7,668,211
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	994,208	$14.85	7,668,211

Performance Graph

Our Class A common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our Class A common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period February 6, 2014 through December 31, 2019 to the Wells Fargo Commercial Mortgage REIT Index (“Commercial Mortgage REIT Index”) and the Standard & Poor’s Index (“S&P 500”). The closing price of the Company’s Class A common stock on February 6, 2014 (on which the graph is based) was $16.99. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Shareholder Returns

190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
Feb. 2014
Jun. 2014
Oct. 2014
Feb. 2015
Jun. 2015
Oct. 2015
Feb. 2016
Jun. 2016
Nov. 2016
Mar. 2017
Jul. 2017
Nov. 2017
Mar. 2018
Jul. 2018
Nov. 2018
Mar. 2019
Jul. 2019
Dec. 2019
LADR
Commercial Mortgage REIT Index
S&P 500 Index

Based upon initial investment of $100 on February 6, 2014(1)

	Ladder Capital Corp	Commercial Mortgage REIT Index	S&P 500 Index

February 6, 2014	$100.00	$100.00	$100.00
December 31, 2014	$115.42	$104.24	$116.10
December 31, 2015	$86.20	$98.59	$115.25
December 31, 2016	$101.41	$111.83	$126.24
December 31, 2017	$108.03	$116.67	$150.76
December 31, 2018	$127.90	$120.88	$141.36
December 31, 2019	$151.03	$152.08	$182.18

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

The following table sets forth selected financial data on a consolidated basis for the Company ($ in thousands, except per share and dividend data):

	Year Ended December 31,
	2019	2018	2017	2016	2015

Operating Data:
Interest income	$330,235	$344,816	$263,667	$236,372	$241,539
Interest expense	204,353	194,291	146,118	120,826	113,303
Net interest income	125,882	150,525	117,549	115,546	128,236
Provision for loan losses	2,600	13,900	—	300	600
Net interest income after provision for loan losses	123,282	136,625	117,549	115,246	127,636
Total other income (loss)	174,652	250,320	186,470	163,312	201,221
Total costs and expenses	158,287	158,626	170,428	158,517	168,166
Income (loss) before taxes	139,647	228,319	133,591	120,041	160,691
Income tax expense (benefit)	2,646	6,643	7,712	6,320	14,557
Net income (loss)	137,001	221,676	125,879	113,721	146,134
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	694	(15,864)	(226)	137	(1,568)
Net (income) loss attributed to noncontrolling interest in operating partnership	(15,050)	(25,797)	(30,377)	(47,131)	(70,745)
Net income (loss) attributed to Class A common shareholders	$122,645	$180,015	$95,276	$66,727	$73,821

Earnings per share:
Basic	$1.16	$1.85	$1.16	$1.08	$1.43
Diluted	$1.15	$1.84	$1.13	$1.06	$1.42
Weighted average shares outstanding:
Basic	105,455,849	97,226,027	81,902,524	61,998,089	51,702,188
Diluted	106,399,783	97,652,065	109,704,880	107,638,788	51,870,808

Dividends per share of Class A common stock(1)	$1.360	$1.535	$1.215	$1.285	$2.225

	Year Ended December 31,
	2019	2018	2017	2016	2015

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$183,207	$200,433	$11,985	$338,427	$(38,307)
Investing activities	(126,587)	(342,865)	(306,635)	36,285	34,650
Financing activities	200,676	58,199	387,905	(448,077)	22,001

Balance Sheet Data (at end of period):
Cash and cash equivalents	$58,171	$67,878	$76,674	$44,615	$108,959
Restricted cash	297,575	30,572	106,009	44,813	53,835
Total cash, cash equivalents and restricted cash	355,746	98,450	182,683	89,428	162,794
Mortgage loan receivables	3,358,861	3,482,928	3,508,642	2,353,977	2,310,409
Real estate securities	1,721,305	1,410,126	1,106,517	2,100,947	2,407,217
Real estate and related lease intangibles, net	1,048,081	998,022	1,032,041	822,338	834,779
Total assets	6,669,152	6,272,872	6,025,615	5,578,337	5,895,213
Total debt outstanding	4,859,873	4,452,574	4,379,826	3,942,138	4,274,723
Total liabilities	5,030,175	4,629,237	4,537,469	4,068,783	4,403,804
Total shareholders’ equity	1,458,277	1,445,152	1,234,968	971,391	828,216
Total noncontrolling interest in operating partnership	172,054	188,427	240,861	533,246	657,380
Total noncontrolling interest in consolidated joint ventures	8,646	10,055	12,317	4,918	5,813
Total equity (capital)	1,638,977	1,643,635	1,488,146	1,509,555	1,491,409

(1)
On October 30, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections. Refer to dividends in Note 11 to our consolidated financial statements. The fourth quarter 2015 dividend of $1.450 was also paid as a combination of cash and Class A common stock, subject to shareholder elections.

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

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Year ended December 31, 2019 compared to the year ended December 31, 2018

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Year Ended December 31,		2019 vs
	2019	2018	2018

Net interest income
Interest income	$330,235	$344,816	$(14,581)
Interest expense	204,353	194,291	10,062
Net interest income	125,882	150,525	(24,643)
Provision for loan losses	2,600	13,900	(11,300)
Net interest income after provision for loan losses	123,282	136,625	(13,343)

Other income (loss)
Operating lease income	106,366	106,177	189
Sale of loans, net	54,758	16,511	38,247
Realized gain (loss) on securities	14,911	(5,808)	20,719
Unrealized gain (loss) on equity securities	1,737	(1,605)	3,342
Unrealized gain (loss) on Agency interest-only securities	84	555	(471)
Realized gain (loss) on sale of real estate, net	1,392	95,881	(94,489)
Impairment of real estate	(1,350)	—	(1,350)
Fee and other income	24,403	26,285	(1,882)
Net result from derivative transactions	(30,011)	15,926	(45,937)
Earnings (loss) from investment in unconsolidated joint ventures	3,432	790	2,642
Gain (loss) on extinguishment/defeasance of debt	(1,070)	(4,392)	3,322
Total other income (loss)	174,652	250,320	(75,668)
Costs and expenses
Salaries and employee benefits	67,768	60,117	7,651
Operating expenses	22,595	21,696	899
Real estate operating expenses	23,323	29,799	(6,476)
Fee expense	6,090	5,055	1,035
Depreciation and amortization	38,511	41,959	(3,448)
Total costs and expenses	158,287	158,626	(339)
Income (loss) before taxes	139,647	228,319	(88,672)
Income tax expense (benefit)	2,646	6,643	(3,997)
Net income (loss)	$137,001	$221,676	$(84,675)

Investment Overview

Investment activity in the year ended December 31, 2019 focused on loan, security and real estate activities. We originated and funded $2.4 billion in principal value of commercial mortgage loans, which was offset by $1.0 billion of sales and $1.5 billion of principal repayments in the year ended December 31, 2019. We acquired $1.6 billion of new securities, which was partially offset by $855.9 million of sales and $491.9 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $311.2 million during the year ended December 31, 2019. We also invested $104.6 million in real estate and received proceeds from the sale of real estate of $24.2 million.

Investment activity in the year ended December 31, 2018 focused on loan, security and real estate activities. We originated and funded $2.8 billion in principal value of commercial mortgage loans, which was offset by $1.3 billion of sales and $1.5 billion of principal repayments in the year ended December 31, 2018. We acquired $771.3 million of new securities, which was offset by $324.8 million of sales and $109.4 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $303.6 million during the year ended December 31, 2018. We also invested $122.7 million in real estate and received proceeds from the sale of real estate of $218.7 million.

Operating Overview

Net income (loss) totaled $137.0 million for the year ended December 31, 2019, compared to $221.7 million for the year ended December 31, 2018. The most significant drivers of the $84.7 million decrease are as follows:

•
a decrease in net interest income of $24.6 million, primarily attributable to higher prevailing LIBOR rates during 2018, partially offset by the investment mix composition with lower yields on securities investments versus higher yields on loan investments and a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing; and

•
a decrease in total other income (loss) of $75.7 million, primarily as a result of a $94.5 million decrease in profits on sales of real estate and a $45.9 million decrease in net results from derivative transactions, partially offset by an increase of $38.2 million in sales of loans, net and an increase of $20.7 million in realized gains on securities.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $139.6 million for the year ended December 31, 2019, compared to $228.3 million for the year ended December 31, 2018. The significant components of the $88.7 million decrease in income (loss) before taxes are described in the two bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $190.6 million for the year ended December 31, 2019, compared to $230.1 million for the year ended December 31, 2018. The significant components of the $39.5 million decrease in core earnings are a decrease in total other income (loss) of $58.7 million, primarily as a result of a decrease of $77.2 million in sale of real estate, net and a decrease of $43.4 million in net results from derivative transactions, partially offset by an increase of $38.4 million in sale of loans, net and an increase of $20.7 million in gain (loss) on securities. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $14.6 million decrease in interest income was primarily attributable to higher prevailing LIBOR rates during 2018, partially offset by the investment mix composition with lower yields on securities investments versus higher yields on loan investments. For the year ended December 31, 2019, securities investments averaged $1.8 billion and loan investments averaged $3.4 billion. For the year ended December 31, 2018, securities investments averaged $1.1 billion and loan investments averaged $3.8 billion. There was a $404.9 million decrease in average loan investments, offset by a $668.3 million increase in average securities investments.

The $10.1 million increase in interest expense was primarily attributable to increased borrowing levels due to an increase in our real estate securities portfolio, a decreased reliance on FHLB financing, and an increased reliance on mortgage loan financing, partially offset by lower prevailing LIBOR rates during 2019. The average securities balance was $1.8 billion for the year ended December 31, 2019 compared to $1.1 billion for the year ended December 31, 2018, an increase of $668.3 million. Our interest expense related to mortgage loan financing increased by $1.6 million from $36.9 million for the year ended December 31, 2018 to $38.5 million for the year ended December 31, 2019, primarily as a result of our increase in average outstanding mortgage loan financing of $742.3 million for the year ended December 31, 2019 compared to $735.2 million for the year ended December 31, 2018.

The $13.3 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income and the increase in interest expense discussed above.

As of December 31, 2019, the weighted average yield on our mortgage loan receivables was 6.8%, compared to 7.7% as of December 31, 2018 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of December 31, 2019, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.1%, compared to 4.1% as of December 31, 2018. The decrease in the rate on borrowings against our mortgage loan receivables from December 31, 2018 to December 31, 2019 was primarily due to lower prevailing market borrowing rates as of December 31, 2019 compared to December 31, 2018. As of December 31, 2019, we had outstanding borrowings secured by our mortgage loan receivables equal to 38.3% of the carrying value of our mortgage loan receivables, compared to 43.3% as of December 31, 2018.

As of December 31, 2019, the weighted average yield on our real estate securities was 3.1%, compared to 3.2% as of December 31, 2018. As of December 31, 2019, the weighted average interest rate on borrowings against our real estate securities was 2.7%, compared to 2.8% as of December 31, 2018. As of December 31, 2019, we had outstanding borrowings secured by our real estate securities equal to 93.1% of the carrying value of our real estate securities, compared to 72.0% as of December 31, 2018.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2019, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 5.1% as of December 31, 2018. As of December 31, 2019, we had outstanding borrowings secured by our real estate equal to 77.6% of the carrying value of our real estate, compared to 74.5% as of December 31, 2018.

Provision for Loan Losses

The Company determined that a provision expense for loan losses of $2.6 million was required for the year ended December 31, 2019. This provision consisted of a portfolio-based, general loan loss provision of $0.6 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, and an asset-specific reserve of $2.0 million relating to one of the Company’s loans. We determined that a provision expense for loan losses of $13.9 million was required for the year ended December 31, 2018. The provision consisted of a portfolio-based, general reserve of $1.2 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, an asset-specific reserve of $12.7 million relating to two of the Company’s loans. For additional information, refer to “Allowance for Loan Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

Operating Lease Income

The increase of $0.2 million in operating lease income was primarily attributable to income related to a one time lease termination payment received in 2019, income on properties acquired in 2019 and a full period of operations on properties acquired in 2018, partially offset by sales of real estate in 2018. Tenant recoveries are included in operating lease income.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2019, we sold/transferred 80 loans with an aggregate outstanding principal balance of $1.0 billion. During the year ended December 31, 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2018, we sold/transferred 103 loans with an aggregate outstanding principal balance of $1.3 billion. In addition, in the year ended December 31, 2018, we recorded $0.5 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $38.0 million income from sales of loans, net of hedging for the year ended December 31, 2019 compared to $29.7 million for the year ended December 31, 2018. The $8.3 million increase was predominantly due to declining interest rates in 2019, higher overall profit on the sale of loans, offset by a lower volume of loans sold.

Income (loss) from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of loans, net of hedging, a non-GAAP financial measure, represents the portion of income (loss) from sale of loans, net and related hedging impact from the sale of loans. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sales of loans, net of hedging and a reconciliation to income (loss) from sale of loans, net.

Realized Gain (Loss) on Securities

For the year ended December 31, 2019, we sold $855.9 million of securities, comprised of $785.2 million of CMBS, no U.S. Agency Securities, $65.3 million of corporate bonds and $5.3 million of equity securities. For the year ended December 31, 2018, we sold $324.8 million of securities, comprised of $322.4 million of CMBS, $0.6 million U.S. Agency Securities and $1.8 million of equity securities. The increase of $20.7 million reflects higher margin on sale of securities resulting from a decrease in interest rates in 2019 as compared to 2018. Other than temporary impairments on securities of $(0.1) million are included in realized gain (loss) on securities for the year ended December 31, 2019, compared to $(2.8) million for the year ended December 31, 2018, a reduction of $2.8 million.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented $1.7 million for the year ended December 31, 2019, compared to $(1.6) million for the year ended December 31, 2018. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The negative change of $0.5 million in unrealized gain (loss) on Agency interest-only securities was due to the amortization of our securities portfolio.

Realized Gain (Loss) on Sale of Real Estate, Net

The decrease of $94.5 million in realized gain (loss) on sale of real estate, net was a result of the commercial real estate and residential condominium sales discussed below.

During the year ended December 31, 2019, we sold three diversified commercial real estate properties, resulting in a net gain (loss) on sale of $0.7 million. During the year ended December 31, 2018, we sold six diversified commercial real estate properties resulting in a net gain (loss) on sale of $90.4 million.

During the year ended December 31, 2019, income from sales of residential condominiums totaled $0.8 million. We sold our last residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $0.4 million and 16 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million. During the year ended December 31, 2018, income from sales of residential condominiums totaled $5.4 million. We sold 12 residential condominium units from Veer Towers in Las Vegas, NV, resulting in a net gain on sale of $4.3 million, and 26 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $1.1 million.

Impairment of Real Estate

Impairment of real estate of $1.4 million for the year ended December 31, 2019 is attributable to the receipt of a lease termination payment on a single-tenant two-story office building in Wayne, NJ. See Note 5, Real Estate and Related Lease Intangibles, Net and Note 15, Fair Value of Financial Instruments for further detail. There was no impairment of real estate for the year ended December 31, 2018.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in a mutual fund and dividend income on our investment in FHLB stock and equity securities. The $1.9 million decrease in fee and other income year-over-year was primarily due to a decrease in homeowners association (“HOA”) fee income.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $30.0 million for the year ended December 31, 2019, which was comprised of an unrealized gain of $1.5 million and a realized loss of $31.6 million, compared to a gain of $15.9 million, for the year ended December 31, 2018, which was comprised of an unrealized gain of $0.7 million and a realized gain of $15.2 million, resulting in a negative change of $45.9 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2019 was primarily related to movement in interest rates during the year ended December 31, 2019. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $1.0 million and $1.7 million for the year ended December 31, 2019 and 2018, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $2.4 million and $(0.9) million for the years ended December 31, 2019 and 2018, respectively. The loss for the year ended December 31, 2018 is due to a negative return related to upfront costs on the investment. The gain in the year ended December 31, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the year ended December 31, 2019. During the year ended December 31, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $(1.1) million. There was a $(4.4) million gain (loss) on extinguishment/defeasance of debt for the year ended December 31, 2018. During the year ended December 31, 2018 the Company retired $5.9 million of principal of the CLO debt, via the purchase of related CLO securities, for a repurchase price of $6.0 million, recognizing a $(0.1) million net loss on extinguishment of debt after recognizing $0.1 million of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $7.7 million in compensation expense was primarily attributable to an increase in equity based compensation expense (due in part to the payment of some compensation awards in December 2017 that would normally have been paid in early 2018), partially offset by a decrease in bonus expense.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase of $0.9 million was primarily related to an increase in professional fees, partially offset by a decrease in other operating expenses.

Real Estate Operating Expenses

The decrease of $6.5 million in real estate operating expense primarily relates to the sale of real estate in 2018 and a decrease in operating expenses for condominium properties, partially offset by real estate acquired in 2019.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.0 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables, due to increased origination volume and associated financing, and an increase in servicing fees related to our mortgage loan receivables held for investment, net, at amortized cost.

Depreciation and Amortization

The $3.4 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales during each year.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. The decrease of $4.0 million in income tax (benefit) expense is primarily a result of the NY State audit settlement recorded in 2018, a reduction in net interest income in our TRSs as well as the release of an uncertain tax position, partially offset by a limitation on losses from derivative activity.

Liquidity and Capital Resources

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We require substantial amounts of capital to support our business. The management team, in consultation with our board of directors, establishes our overall liquidity and capital allocation strategies. A key objective of those strategies is to support the execution of our business strategy while maintaining sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due. When making funding and capital allocation decisions, members of our senior management consider business performance; the availability of, and costs and benefits associated with, different funding sources; current and expected capital markets and general economic conditions; our asset composition and capital structure; and our targeted liquidity profile and risks relating to our funding needs.

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including (1) cash and cash equivalents; (2) cash generated from operations; (3) borrowings under repurchase agreements; (4) principal repayments on investments including mortgage loans and securities; (5) borrowings under our revolving credit facility; (6) proceeds from securitizations and sales of loans; (7) proceeds from the sale of securities; (8) proceeds from the sale of real estate; (9) proceeds from the issuance of the Notes; (10) proceeds from the issuance of CLO debt; and (11) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds, (2) borrowings on both a short- and long-term committed basis, made by Tuebor from the FHLB, (3) long term non-recourse mortgage financing, (4) committed secured funding provided by banks, and (5) uncommitted secured funding sources, including asset repurchase agreements with a number of banks.

As of December 31, 2019, we had unrestricted cash and cash equivalents of $58.2 million, unencumbered loans of $1.6 billion, unencumbered securities of $48.1 million, unencumbered real estate of $59.2 million and $185.2 million of other assets not secured by any portion of secured indebtedness, including the net equity in consolidated VIEs.

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income. Consistent with the guidance provided in Revenue Procedure 2017-45, we have paid several of our past dividends in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.0 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.2 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at December 31, 2019.

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $355.7 million at December 31, 2019, of which $58.2 million was unrestricted cash and cash equivalents and $297.6 million was restricted cash. We held cash, cash equivalents and restricted cash of $98.5 million at December 31, 2018, of which $67.9 million was unrestricted cash and cash equivalents and $30.6 million was restricted cash.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2019	2018

Net cash provided by (used in) operating activities	$183,207	$200,433
Net cash provided by (used in) investing activities	(126,587)	(342,865)
Net cash provided by (used in) financing activities	200,676	58,199
Net increase (decrease) in cash, cash equivalents and restricted cash	$257,296	$(84,233)

We experienced a net increase in cash, cash equivalents and restricted cash of $257.3 million for the year ended December 31, 2019, compared to a net decrease in cash, cash equivalents and restricted cash of $84.2 million for the year ended December 31, 2018. During the year ended December 31, 2019, we received (i) $1.6 billion of proceeds from repayment of mortgage loans receivable, (ii) $1.0 billion of proceeds from the sales of loans, (iii) $855.6 million of proceeds from the sales of real estate securities, (iv) $491.9 million of repayment of real estate securities and (v) $380.0 million net borrowings under debt obligations. We used the proceeds from these activities to (i) originate $2.4 billion of new loans and (ii) purchase $1.6 billion of real estate securities. The increase in restricted cash at December 31, 2019 is primarily related to cash margin on FHLB borrowings.

Borrowings Under Various Financing Arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2019 and 2018 are set forth in the table below ($ in thousands):

	December 31, 2019	December 31, 2018

Committed loan repurchase facilities	$702,264	$497,531
Committed securities repurchase facility	42,751	—
Uncommitted securities repurchase facilities	1,070,919	166,154
Total repurchase facilities	1,815,934	663,685
Revolving credit facility	—	—
Mortgage loan financing(1)	812,606	743,902
CLO debt(2)	—	601,543
Participation financing - mortgage loan receivable	—	2,453
Borrowings from the FHLB	1,073,500	1,286,000
Senior unsecured notes(3)	1,157,833	1,154,991
Total debt obligations, net	$4,859,873	$4,452,574

(1)	Presented net of unamortized debt issuance costs of $0.8 million and $0.7 million as of December 31, 2019 and 2018, respectively.

(2)	Presented net of unamortized debt issuance costs of $2.6 million as of December 31, 2018.

(3)	Presented net of unamortized debt issuance costs of $8.4 million and $11.2 million as of December 31, 2019 and 2018, respectively.

The Company’s financing facilities include covenants covering minimum net worth requirements (ranging from $300.0 million to $829.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2019 and 2018. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed Loan Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.8 billion of credit capacity. As of December 31, 2019, the Company had $702.3 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion with respect to the inclusion of collateral in these facilities, to determine the market value of the collateral on a daily basis, and, if the estimated market value of the included collateral declines, the lenders have the right to require additional collateral or a full and/or partial repayment of the facilities (margin call), sufficient to rebalance the facilities. Typically, the lender establishes a maximum percentage of the collateral asset’s market value that can be borrowed. We often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Committed Securities Repurchase Facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2019, the Company had $42.8 million borrowings outstanding, with an additional $357.2 million of committed financing available.

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

Collateralized Borrowings Under Repurchase Agreement

The following table presents the amount of collateralized borrowings outstanding as of the end of each quarter, the average amount of collateralized borrowings outstanding during the quarter and the monthly maximum amount of collateralized borrowings outstanding during the quarter ($ in thousands):

	Collateralized Borrowings Under Repurchase Agreements (1)
Quarter Ended	Quarter-end balance	Average quarterly balance	Maximum balance of any month-end

December 31, 2019	$1,815,934	$1,928,462	$1,991,843
September 30, 2019	1,786,048	1,599,183	1,786,048
June 30, 2019	1,267,371	1,221,388	1,300,175
March 31, 2019	1,030,082	968,984	1,030,082
December 31, 2018	663,686	735,350	820,080
September 30, 2018	973,616	934,554	973,616
June 30, 2018	819,962	787,568	819,962
March 31, 2018	754,377	721,139	773,383
December 31, 2017	473,410	739,721	892,081
September 30, 2017	913,137	1,126,201	1,301,334
June 30, 2017	1,149,605	1,264,948	1,373,953
March 31, 2017	1,039,356	1,073,893	1,119,863
December 31, 2016	1,107,185	1,397,061	1,555,941

(1)	Collateralized borrowings under repurchase agreements include all securities and loan financing under repurchase agreements.

As of December 31, 2019, we had repurchase agreements with 10 counterparties, with total debt obligations outstanding of $1.8 billion. As of December 31, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $81.9 million, or 5% of our total equity. As of December 31, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 24.1%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date, including all extension options, to February 2025. The amendment also provided for a reduction in the interest rate to one-month LIBOR plus 3.00% upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of December 31, 2019, interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2019, we executed 22 term debt agreements to finance real estate. Our total portfolio of mortgage loan financings are fixed rate financing at rates ranging from 3.75% to 6.75%, maturing between 2020 - 2029 and totaling $812.6 million at December 31, 2019. These long-term non-recourse mortgages include net unamortized premiums of $5.5 million at December 31, 2019, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.6 million of premium amortization, which decreased interest expense, for the year ended December 31, 2019. The loans are collateralized by real estate and related lease intangibles, net, of $988.9 million as of December 31, 2019.
CLO Debt

As of December 31, 2019, the Company had no CLO debt outstanding. As of December 31, 2018, the Company had a total of $601.5 million, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.6 million were included in CLO debt as of December 31, 2018. In October 2019, the Company redeemed all outstanding debt obligations related to the two CLO transactions. The Company continues to consider the CLO market as a potential source of liquidity given its contribution of $888.4 million into two Ladder sponsored CLOs in 2017.

FHLB Financing

On July 11, 2012, Tuebor became a member of the FHLB. As of December 31, 2019, Tuebor had $1.1 billion of borrowings outstanding (with an additional $872.3 million of committed term financing available from the FHLB), with terms of overnight to 4.8 years, interest rates of 1.47% to 2.95%, and advance rates of 60.8% to 100% of the collateral. As of December 31, 2019, collateral for the borrowings was comprised of $432.0 million of CMBS and U.S. Agency Securities and $675.2 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.2 billion for the year ended December 31, 2019. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit (currently $2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

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

2.
The FHLB will make new advances to Tuebor subject to a requirement that Tuebor’s total outstanding advances do not exceed 40% of Tuebor’s total assets. As of December 31, 2019, the Company is in compliance with this requirement.

Tuebor has executed new advances since the effective date of the new rule in the ordinary course of business.

FHLB advances amounted to 22.1% of the Company’s outstanding debt obligations as of December 31, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it continues to access FHLB advances during the Transition Period and it has multiple, diverse funding sources for financing its portfolio in the future. The Company expects to adjust its financing activities by gradually making greater use of alternative sources of funding of types currently used by the Company including secured and unsecured borrowings from banks and other counterparties, the issuance of corporate bonds and equity, and the securitization or sale of assets. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available. In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, $2.0 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes and the 2021 Notes (each as defined below, and collectively, the “Notes”) with LCFC, as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2019, the Company has a 89.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. Unamortized debt issuance costs of $8.4 million and $11.2 million are included in senior unsecured notes as of December 31, 2019 and 2018, respectively.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2017, the 2021 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, without penalty. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval.

Refer to Item 8—“Financial Statements and Supplemental Data—Note 21, Subsequent Events” for a discussion of the Company’s 2027 Notes, issued on January 30, 2020.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2019, the Company has a remaining amount available for repurchase of $41.1 million, which represents 2.1% in the aggregate of its outstanding Class A common stock, based on the closing price of 18.04 per share on such date.

Dividends

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income. Refer to Item 8—“Financial Statements and Supplemental Data—Note 11, Equity Structure and Accounts” for disclosure of dividends declared.

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital. Refer to Item 8—“Financial Statements and Supplemental Data—Note 11, Equity Structure and Accounts” for tax treatment of dividends. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

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

Contractual Obligations

Contractual obligations as of December 31, 2019 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$2,147,688	(1)	$621,377	$583,606	$344,617	$3,697,288
Senior unsecured notes	—		766,201	—	400,000	1,166,201
Interest payable(2)	129,929		159,211	44,774	21,000	354,914
Other funding obligations(3)	286,506		—	—	—	286,506
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	604		2,361	98	—	3,063
Total	$2,564,831		$1,549,358	$628,686	$766,656	$5,509,531

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2019 to determine the future interest payment obligations. Represents amounts payable through contractual maturity, including short-term securities repurchase agreements.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2019.

The table above does not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of December 31, 2019, our off-balance sheet arrangements consisted of $286.5 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. As of December 31, 2018, our off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment, all of which was to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets and are not reflected on our consolidated balance sheets.

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

During 2019, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

•	Provision for loan losses

•	Current expected credit losses

•	Acquisition of real estate

•	Impairment or disposal of long lived assets

•	Identified intangible assets and liabilities

•	Variable interest entities

•	Fair value of assets and liabilities

The following is a summary of accounting policies that require more significant management estimates and judgments:

Provision for loan losses

We have one portfolio segment, represented by commercial real estate lending, whereby we utilize a uniform process for determining our reserves for loan losses. The reserve for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date and includes a general, formula-based component and an asset-specific component. If we determine that the collateral fair value less costs to sell is less than the carrying value of a collateral-dependent loan, we will record a reserve. The reserve is increased (decreased) through provision for (recovery of) loan losses in our consolidated balance sheets and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower as we work toward a settlement or other alternative resolution, which can impact the potential for loan repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This charge off may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related reserve will be charged off.

The general reserve component covers performing loans and asset-specific reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management’s current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors.

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

Substantially all of our impaired loans are collateral dependent and impairment is measured using the estimated fair value of collateral, less costs to sell. We generally use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, we obtain external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when we grant a concession to a debtor that is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

Current expected credit losses

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), collectively, the “CECL Standard.” These updates change how entities will measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset, and requires entities to deduct allowances for potential losses on held-to-maturity debt securities. The Company will continue to record asset-specific reserves consistent with its existing accounting policy. In addition, the Company will now record a CECL Reserve in accordance with the CECL Standard on the remainder of the loan portfolio. The CECL Standard is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective; as such, the Company will adopt CECL as of January 1, 2020.

The CECL Standard requires entities to take an expected initial CECL Reserve on assets held at amortized cost. The standard requires an entity to consider historical loss experience, current market conditions, and a reasonable and supportable forecast of the macroeconomic environment. The CECL Standard requires the use of significant judgment to arrive at an estimated credit loss. In determining the CECL Reserve, the Company will consider various factors including (i) historical loss experience in the CRE lending market, (ii) timing of expected repayments and satisfactions, (iii) expected future funding, (iv) capital subordinate to us when we are the senior lender, (v) capital senior to us when we are the subordinate lender, and (vi) our view of the current and future macroeconomic environment.

The Company has engaged a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level.

In the Company’s business, the CECL Reserve applies to (i) commercial mortgage loans held for investment and other lending assets and (ii) related unfunded loan commitments. The CECL Reserve on subordinate loans is calculated by incorporating both the loan balance of the structurally senior third-party lender(s) position(s) and the balance of our subordinate loan. The subordinate loan, by virtue of being the first loss position, is required to absorb losses prior to the senior position(s) being impacted, resulting in a higher percentage reserve attributable to the subordinate loan. As of December 31, 2019, the estimated weighted average remaining term of the Company’s mortgage loan receivables held for investment was approximately 1.4 years.

While the CECL Standard is not applicable to the Company’s financial statements for the year ended December 31, 2019, the Company estimated the expected CECL Reserve based on its loan portfolio as of December 31, 2019. Using the assumptions and factors discussed above, the Company’s estimated CECL Reserve on its loan portfolio and related unfunded loan commitments as of December 31, 2019 would be approximately $11.6 million, which equates to 0.36% of the $3.2 billion carrying value of its loan portfolio. This reserve excludes three loans that previously had an aggregate of $14.7 million of asset-specific reserves and carrying value of $39.7 million as of December 31, 2019. Upon adoption, the aggregated CECL Reserve will reduce total shareholder’s equity by approximately $5.8 million (or approximately $0.05 of book value per share of common stock). Subsequent adjustments will be recorded through the consolidated statements of income. The Company does not expect the CECL Standard to impact cash flows from operations, its investments or financing decisions.

Acquisition of real estate

We generally acquire real estate assets or land and development assets through purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. Purchased properties are classified as real estate, net or land and development, net on our consolidated balance sheets. When we intend to hold, operate or develop the property for a period of at least 12 months, the asset is classified as real estate, net, and when we intend to market a property for sale in the near term, the asset is classified as real estate held for sale. Upon purchase, the properties are recorded at cost. Foreclosed assets classified as real estate and land and development are initially recorded at their estimated fair value and assets classified as assets held for sale are recorded at their estimated fair value less costs to sell. The excess of the carrying value of the loan over these amounts is charged-off against the allowance for loan losses. In both cases, upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values.

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

We periodically review real estate to be held and used and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets are recorded in impairment of assets in our consolidated statements of operations.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2019 and 2018, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

Variable interest entities

We evaluate our investments and other contractual arrangements to determine if our interests constitute variable interests in a variable interest entity (“VIE”) and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary. We first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, which interests create or absorb variability, the contractual terms, the key decision making powers, impact on the VIE’s economic performance and related party relationships. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

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

We define core earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in fair value securities and passive interest in unconsolidated joint ventures; (iv) economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) non-cash stock-based compensation; and (vi) certain transactional items.

For core earnings, we include adjustments for economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and exclusion of resultant GAAP recognition of the related economics during the subsequent periods. This adjustment is reflected in core earnings when there is a true risk transfer on the mortgage loan transfer and settlement. Historically, this has represented the impact of economic gains/(discounts) on intercompany loans secured by our own real estate which we had not previously recognized because such gains were eliminated in consolidation. Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for core earnings purposes. Management believes recognizing these amounts for core earnings purposes in the period of transfer of economic risk is a reasonable supplemental measure of our performance.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Year Ended December 31,
	2019	2018	2017

Income (loss) before taxes	$139,647	$228,319	$133,591
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures and operating partnership (GAAP)(1)	663	(15,895)	(258)
Our share of real estate depreciation, amortization and gain adjustments(2)	27,201	9,935	35,891
Adjustments for unrecognized derivative results(3)	2,502	(19)	(10,139)
Unrealized (gain) loss on fair value securities	(1,927)	1,050	(1,405)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(645)	(788)	1,026
Non-cash stock-based compensation	23,118	9,994	20,043
Transactional adjustments(4)	—	(2,488)	—
Core earnings	$190,559	$230,108	$178,749

(1)
Includes $31 thousand, $31 thousand and $32 thousand of net income attributable to noncontrolling interest in consolidated joint ventures which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2019	2018	2017

	Total GAAP depreciation and amortization	$38,511	$41,959	$40,332
	Less: Depreciation and amortization related to non-rental property fixed assets	(99)	(75)	(93)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(2,836)	(4,087)	(1,290)
	Our share of real estate depreciation and amortization	35,576	37,797	$38,949

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(6,997)	(27,968)	$(2,277)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	84	1,845	17
	Our share of accumulated depreciation and amortization on real estate sold	(6,913)	(26,123)	$(2,260)

	Less: Operating lease income on above/below market lease intangible amortization	(1,462)	(1,739)	$(798)

	Our share of real estate depreciation, amortization and gain adjustments	$27,201	$9,935	$35,891

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

		Year Ended December 31,
		2019	2018	2017

	GAAP realized gain (loss) on sale of real estate, net	$1,392	$95,881	$11,423
	Adjusted gain/loss on sale of real estate for purposes of core earnings	5,521	(69,758)	(9,163)
	Our share of accumulated depreciation and amortization on real estate sold	$6,913	$26,123	$2,260

(3)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2019	2018	2017

	Net results from derivative transactions	$(30,011)	$15,926	$(12,641)
	Hedging interest expense	2,161	7,234	15,320
	Hedging realized result	25,348	(23,141)	7,460
	Adjustments for unrecognized derivative results	$(2,502)	$19	$10,139

(4)
As more fully discussed in Note 16, Income Taxes, to the Company’s Consolidated Financial Statements, during the year ended December 31, 2018, the Company recorded an additional $3.3 million income tax expense for a tax settlement for pre-acquisition liabilities on certain corporate entities acquired at the time of its IPO. During the year ended December 31, 2018, the Company also recorded other income of $2.5 million, relating to the recovery of this amount pursuant to indemnification. While this item is presented on a gross basis, there was no impact to core earnings. Accordingly, since December 31, 2018 pre-tax income excludes the tax effect but includes the recovery of $2.5 million, pursuant to the indemnification, the recovery amount has been excluded from core earnings.

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

Income from Sales of Loans, Net of Hedging and Core Gain on Sale of Loans

We present income from sales of loans, net of hedging, a non-GAAP financial measure, as a supplemental measure of the performance of our conduit loan business. Since our loans sold to date are comprised of long-term fixed-rate loans, the result of hedging those exposures prior to sale represents a substantial portion of our loan sale profitability. Therefore, we view these two components of our profitability together when assessing the performance of this business activity and find it a meaningful measure of the Company’s performance as a whole. When evaluating the performance of our conduit loan business, we generally consider the income from sales of loans, net in conjunction with other income statement items that are directly related to such loan sale transactions, including portions of the realized net result from derivative transactions that are specifically related to hedges on the sold loans, which we reflect as hedge gain/(loss) related to loans sold, a non-GAAP financial measure, in the table below.

In addition, we present core gain on sale of loans, a non-GAAP financial measure, which adjusts income from sales of loans, net of hedging for economic gains on loan sale transactions not recognized under GAAP. Management believes recognizing these amounts for core purposes in the period of economic transfer of risk is a reasonable supplemental measure of our performance.
Set forth below is an unaudited reconciliation of income from sale of loans, net to income from sales of loans, net of hedging as well as core gain on sale of loans ($ in thousands except for number of loans):

	Year Ended December 31,
	2019	2018	2017

Number of loans sold	80	103	115
Face amount of loans sold	$1,003,850	$1,304,106	$1,501,711

Income from sales of loans, net	$54,758	$16,511	$54,046
Realized losses on loans related to lower of cost or market adjustments	—	463	1,779
Hedge gain/(loss) related to loans sold(1)	(16,807)	12,774	(5,973)
Income from sales of loans, net of hedging	37,951	29,748	$49,852
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred	895	235	2,051
Core gain on sale of loans	$38,846	$29,983	$51,903

(1)
The following is a reconciliation of net results from derivative transactions, which is the closest GAAP measure, as reported in our consolidated financial statements included herein to the non-GAAP financial measure of hedge gain/(loss) related to loans sold ($ in thousands):

	Year Ended December 31,
	2019	2018	2017

Net results from derivative transactions	$(30,011)	$15,926	$(12,641)
Hedge gain/(loss) related to lending and securities positions	13,204	(3,152)	6,668
Hedge gain/(loss) related to loans sold	$(16,807)	$12,774	$(5,973)

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	December 31, 2019	December 31, 2018

Debt obligations, net	$4,859,873	$4,452,574
Less: CLO debt(1)	—	(601,543)
Adjusted debt obligations	4,859,873	3,851,031

Total equity	1,638,977	1,643,635

Adjusted leverage	3.0	2.3

(1)
As more fully discussed in Note 7 to our consolidated financial statements, we contributed over $888.4 million of balance sheet loans into two CLO securitizations that remained on our balance sheet at December 31, 2018, for accounting purposes but were excluded from debt obligations for adjusted leverage calculation purposes. In October 2019, the Company redeemed all outstanding debt obligations related to the two CLO transactions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating-rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Another component of interest rate risk is the effect changes in interest rates will have on the market value of the assets the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. The Company mitigates interest rate risk through utilization of hedging instruments, primarily interest rate swap and futures agreements. Interest rate swap and futures agreements are utilized to hedge against future interest rate increases on the Company’s borrowings and potential adverse changes in the value of certain assets that result from interest rate changes. The Company generally seeks to hedge assets that have a duration longer than five years, including newly originated conduit first mortgage loans, securities in the Company’s CMBS portfolio if long enough in duration, and most of its U.S. Agency Securities portfolio.

The following table summarizes the change in net income for a 12-month period commencing December 31, 2019 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2019, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(2,985)	$11,609
Increase by 1.00%	15,397	(11,468)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its investments. The Company seeks to manage credit risk by performing deep credit fundamental analyses of potential assets and through ongoing asset management. The Company’s investment guidelines do not limit the amount of its equity that may be invested in any type of its assets; however, investments greater than a certain size or meeting other parameters are subject to approval by the Risk and Underwriting Committee of the board of directors.

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

Risks Related to Real Estate

Real estate and real estate-related assets, including loans and commercial real estate-related securities, are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; environmental conditions; competition from comparable property types or properties; changes in tenant mix or performance and retroactive changes to building or similar codes and rent regulations. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause the Company to suffer losses.

Covenant Risk

In the normal course of business, the Company enters into loan and securities repurchase agreements and credit facilities with certain lenders to finance its real estate investment transactions. These agreements contain, among other conditions, events of default and various covenants and representations. If such events are not cured by the Company or waived by the lenders, the lenders may decide to curtail or limit extension of credit, and the Company may be forced to repay its advances or loans. In addition, the Company’s Notes are subject to covenants, including maintenance of unencumbered assets, limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. The Company’s failure to comply with these covenants could result in an event of default, which could result in the Company being required to repay these borrowings before their due date. As of December 31, 2019, the Company believes it was in compliance with all covenants.

Diversification Risk

The assets of the Company are concentrated in the commercial real estate sector. Accordingly, the investment portfolio of the Company may be subject to more rapid change in value than would be the case if the Company were to maintain a wide diversification among investments or industry sectors. Furthermore, even within the commercial real estate sector, the investment portfolio may be relatively concentrated in terms of geography and type of real estate investment. This lack of diversification may subject the investments of the Company to more rapid change in value than would be the case if the assets of the Company were more widely diversified.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ladder Capital Corp

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Ladder Capital Corp and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of the Asset-Specific Provision for Loan Losses
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated mortgage loan receivables held for investment, net, at amortized cost were $3.3 billion, net of provision for loan losses of $20.5 million, as of December 31, 2019. As disclosed by management, the provision for loan losses includes a portfolio-based, general component and an asset-specific component of $5.8 million and $14.7 million, respectively. Management considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. An asset-specific provision for loan losses is established by management for an impaired loan when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.
The principal considerations for our determination that performing procedures relating to the valuation of the asset-specific provision for loan losses is a critical audit matter are (i) there was significant judgment by management to estimate the fair value of the collateral of impaired loans, which resulted in a high degree of auditor judgment and subjectivity in applying procedures relating to these fair value measurements and in evaluating audit evidence related to the asset-specific provision for loan losses and the fair value of underlying collateral, (ii) there was significant audit effort in evaluating the significant assumptions, including cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the asset-specific provision for loan losses. These procedures also included, among others, an evaluation of the significant assumptions used by management in developing the fair value measurements, including cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. When evaluating the significant assumptions, we evaluated whether the assumptions used were reasonable considering the past performance of the real estate property and other relevant economic and market conditions. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of methodologies used by management and the reasonableness of significant assumptions. We also considered whether assumptions and conclusions made by management were supported by evidence obtained in other areas of the audit and tested the completeness and accuracy of the data provided by management.
Valuation of Assets Acquired Through Foreclosure
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated real estate and related lease intangibles, net were $1 billion, inclusive of $88.6 million of foreclosed properties, as of December 31, 2019. The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. The Company records real estate acquired through foreclosure at fair value. In estimating the fair value of the tangible and intangible assets acquired, management considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.
The principal considerations for our determination that performing procedures relating to the valuation of assets acquired through foreclosure is a critical audit matter are (i) there was significant judgment by management to estimate the fair value of the assets acquired through foreclosure, which resulted in a high degree of auditor judgment and subjectivity in applying procedures relating to these fair value measurements and in evaluating audit evidence related to the fair value of the assets acquired, (ii) there was significant audit effort in evaluating the significant assumptions, including discount and capitalization rates utilized in management’s estimated cash flow projections, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of assets acquired through foreclosure. These procedures also included, among others, an evaluation of the significant assumptions used by management in developing the fair value measurements, including discount and capitalization rates utilized in management’s estimated cash flow projections. When evaluating the significant assumptions, we evaluated whether the assumptions used were reasonable considering the past performance of the real estate property and other relevant economic and market conditions. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of methodologies used by management and the reasonableness of significant assumptions. We also considered whether assumptions and conclusions made by management were supported by evidence obtained in other areas of the audit and tested the completeness and accuracy of the data provided by management.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2020

We have served as the Company’s or its predecessor’s auditor since 2009.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2019(1)	December 31, 2018(1)

Assets
Cash and cash equivalents	$58,171	$67,878
Restricted cash	297,575	30,572
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	3,257,036	3,318,390
Allowance for loan losses	(20,500)	(17,900)
Mortgage loan receivables held for sale	122,325	182,439
Real estate securities	1,721,305	1,410,126
Real estate and related lease intangibles, net	1,048,081	998,022
Investments in and advances to unconsolidated joint ventures	48,433	40,354
FHLB stock	61,619	57,915
Derivative instruments	693	—
Due from brokers	244	—
Accrued interest receivable	21,066	27,214
Other assets	53,104	157,862
Total assets	$6,669,152	$6,272,872
Liabilities and Equity
Liabilities
Debt obligations, net	$4,859,873	$4,452,574
Due to brokers	223	1,301
Derivative instruments	—	975
Amount payable pursuant to tax receivable agreement	1,559	1,570
Dividends payable	38,696	37,316
Accrued expenses	72,397	82,425
Other liabilities	57,427	53,076
Total liabilities	5,030,175	4,629,237
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 110,693,832 and 106,642,335 shares issued and 107,509,563 and 103,941,173 shares outstanding	108	105
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 12,158,933 and 13,117,419 shares issued and outstanding	12	13
Additional paid-in capital	1,532,384	1,471,157
Treasury stock, 3,184,269 and 2,701,162 shares, at cost	(42,699)	(32,815)
Retained earnings (dividends in excess of earnings)	(35,746)	11,342
Accumulated other comprehensive income (loss)	4,218	(4,649)
Total shareholders’ equity	1,458,277	1,445,153
Noncontrolling interest in operating partnership	172,054	188,427
Noncontrolling interest in consolidated joint ventures	8,646	10,055
Total equity	1,638,977	1,643,635

Total liabilities and equity	$6,669,152	$6,272,872

(1)	Includes amounts relating to consolidated variable interest entities. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2019	2018	2017

Net interest income
Interest income	$330,235	$344,816	263,667
Interest expense	204,353	194,291	146,118
Net interest income	125,882	150,525	117,549
Provision for loan losses	2,600	13,900	—
Net interest income after provision for loan losses	123,282	136,625	117,549

Other income (loss)
Operating lease income	106,366	106,177	96,671
Sale of loans, net	54,758	16,511	54,046
Realized gain (loss) on securities	14,911	(5,808)	17,209
Unrealized gain (loss) on equity securities	1,737	(1,605)	—
Unrealized gain (loss) on Agency interest-only securities	84	555	1,405
Realized gain (loss) on sale of real estate, net	1,392	95,881	11,423
Impairment of real estate	(1,350)	—	—
Fee and other income	24,403	26,285	18,341
Net result from derivative transactions	(30,011)	15,926	(12,641)
Earnings (loss) from investment in unconsolidated joint ventures	3,432	790	89
Gain (loss) on extinguishment/defeasance of debt	(1,070)	(4,392)	(73)
Total other income (loss)	174,652	250,320	186,470
Costs and expenses
Salaries and employee benefits	67,768	60,117	70,463
Operating expenses	22,595	21,696	21,421
Real estate operating expenses	23,323	29,799	33,216
Fee expense	6,090	5,055	4,996
Depreciation and amortization	38,511	41,959	40,332
Total costs and expenses	158,287	158,626	170,428
Income (loss) before taxes	139,647	228,319	133,591
Income tax expense (benefit)	2,646	6,643	7,712
Net income (loss)	137,001	221,676	125,879
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	694	(15,864)	(226)
Net (income) loss attributable to noncontrolling interest in operating partnership	(15,050)	(25,797)	(30,377)
Net income (loss) attributable to Class A common shareholders	$122,645	$180,015	$95,276

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017

Earnings per share:
Basic	$1.16	$1.85	$1.16
Diluted	$1.15	$1.84	$1.13

Weighted average shares outstanding:
Basic	105,455,849	97,226,027	81,902,524
Diluted	106,399,783	97,652,065	109,704,880

Dividends per share of Class A common stock (Note 11)	$1.360	$1.535	$1.215

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$137,001	$221,676	$125,879

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	24,678	(8,205)	18,515
Reclassification adjustment for (gain) loss included in net income (loss)	(14,748)	3,064	(20,735)

Total other comprehensive income (loss)	9,930	(5,141)	(2,220)

Comprehensive income (loss)	146,931	216,535	123,659
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	694	(15,864)	(226)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	147,625	200,671	$123,433
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(16,195)	(24,868)	(31,072)
Comprehensive income (loss) attributable to Class A common shareholders	$131,430	$175,803	$92,361

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635
Contributions	—	—	—	—	—	—	—	—	—	498	498
Distributions	—	—	—	—	—	—	—	—	(17,262)	(1,213)	(18,475)
Amortization of equity based compensation	—	—	—	—	21,777	—	—	—	—	—	21,777
Grants of restricted stock	1,478	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(40)	—	—	—	—	(637)	—	—	—	—	(637)
Re-issuance of treasury stock	92	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(526)	—	—	—	—	(9,247)	—	—	—	—	(9,247)
Forfeitures	(9)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(145,910)	—	—	—	(145,910)
Stock dividends	1,434	1	181	—	23,822	—	(23,823)	—	—	—	—
Exchange of noncontrolling interest for common stock	1,139	1	(1,139)	(1)	16,449	—	—	65	(16,109)	—	405
Net income (loss)	—	—	—	—	—	—	122,645	—	15,050	(694)	137,001
Other comprehensive income (loss)	—	—	—	—	—	—	—	8,785	1,145	—	9,930
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(820)	—	—	17	803	—	—
Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146
Contributions	—	—	—	—	—	—	—	—	—	7,604	7,604
Distributions	—	—	—	—	—	—	—	—	(20,353)	(25,730)	(46,083)
Amortization of equity based compensation	—	—	—	—	8,831	—	—	—	—	—	8,831
Issuance of common stock	5,800	6	—	—	99,000	—	—	—	—	—	99,006
Grants of restricted stock	34	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(58)	—	—	—	—	(859)	—	—	—	—	(859)
Forfeitures	(26)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(129,561)	—	—	—	(129,561)
Stock dividends	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	(499)	—	—	—	—	—	(499)
Exchange of noncontrolling interest for common stock	4,550	5	(4,550)	(5)	63,109	—	—	(167)	(62,427)	—	515
Net income (loss)	—	—	—	—	—	—	180,015	—	25,797	15,864	221,676
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,211)	(930)	—	(5,141)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(5,420)	—	—	(59)	5,479	—	—
Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2016	71,586	$72	38,003	$38	$992,307	$(11,244)	$(11,148)	$1,365	$533,246	$4,918	$1,509,554
Contributions	—	—	—	—	—	—	—	—	—	7,479	7,479
Distributions	—	—	—	—	—	—	—	—	(42,218)	(306)	(42,524)
Amortization of equity based compensation	—	—	—	—	18,965	—	—	—	—	—	18,965
Grants of restricted stock	1,997	1	—	—	(1)	—	—	—	—	—	—
Purchase of treasury stock	(190)	—	—	—	—	(2,588)	—	—	—	—	(2,588)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1,323)	(1)	—	—	—	(18,124)	—	—	—	—	(18,125)
Forfeitures	(10)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(105,921)	—	—	—	(105,921)
Stock dividends	814	1	432	1	17,317	—	(17,319)	—	—	—	—
Exchange of noncontrolling interest for common stock	20,767	21	(20,767)	(21)	280,714	—	—	1,696	(284,763)	—	(2,353)
Net income (loss)	—	—	—	—	—	—	95,276	—	30,377	226	125,879
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,915)	695	—	(2,220)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(3,166)	—	—	(358)	3,524	—	—
Balance, December 31, 2017	93,641	$94	17,668	$18	$1,306,136	$(31,956)	$(39,112)	$(212)	$240,861	$12,317	$1,488,146

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$137,001	$221,676	$125,879
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	1,070	4,392	73
Depreciation and amortization	38,511	41,959	40,332
Unrealized (gain) loss on derivative instruments	(1,542)	(705)	3,432
Unrealized (gain) loss on equity securities	(1,737)	1,605	—
Unrealized (gain) loss on Agency interest-only securities	(84)	(555)	(1,405)
Unrealized (gain) loss on investment in mutual fund	(405)	(156)	(300)
Provision for loan losses	2,600	13,900	—
Impairment of real estate	1,350	—	—
Amortization of equity based compensation	21,777	8,831	18,965
Amortization of deferred financing costs included in interest expense	10,987	10,906	7,856
Amortization of premium on mortgage loan financing	(1,584)	(1,023)	(1,025)
Amortization of above- and below-market lease intangibles	(1,359)	(1,739)	(786)
Amortization of premium/(accretion) of discount and other fees on loans	(17,845)	(19,820)	(11,180)
Amortization of premium/(accretion) of discount and other fees on securities	217	3,124	5,241
Realized (gain) loss on sale of mortgage loan receivables held for sale	(54,758)	(16,511)	(54,046)
Realized (gain) loss on disposition of loan	(2,250)	—	—
Realized (gain) loss on securities	(14,911)	5,808	(17,209)
Realized (gain) loss on sale of real estate, net	(1,392)	(95,881)	(11,423)
Realized gain on sale of derivative instruments	84	(242)	199
Origination of mortgage loan receivables held for sale	(946,178)	(1,297,221)	(1,465,635)
Purchases of mortgage loan receivables held for sale	(9,934)	—	—
Repayment of mortgage loan receivables held for sale	667	14,242	2,083
Proceeds from sales of mortgage loan receivables held for sale	1,024,357	1,292,442	1,375,733
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(3,432)	(790)	(89)
Distributions from operations of investment in unconsolidated joint ventures	3,317	1,250	—
Deferred tax asset (liability)	4,814	(7,525)	5,591
Payments pursuant to tax receivable agreement	—	—	(1,013)
Changes in operating assets and liabilities:
Accrued interest receivable	5,556	(1,339)	(1,437)
Other assets	1,502	3,369	(3,275)
Accrued expenses and other liabilities	(13,192)	20,436	(4,576)
Net cash provided by (used in) operating activities	183,207	200,433	11,985

	Year Ended December 31,
	2019	2018	2017

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(1,452,049)	(1,478,771)	(1,407,669)
Purchases of mortgage loan receivables held for investment	—	—	(94,079)
Repayment of mortgage loan receivables held for investment	1,639,101	1,411,862	404,584
Purchases of real estate securities	(1,645,640)	(770,039)	(210,903)
Repayment of real estate securities	491,880	109,446	138,413
Basis recovery of Agency interest-only securities	12,086	18,349	51,989
Proceeds from sales of real estate securities	855,618	324,798	1,025,710
Purchases of real estate	(20,235)	(122,707)	(236,932)
Capital improvements of real estate	(7,592)	(7,782)	(5,640)
Proceeds from sale of real estate	12,123	157,008	29,519
Capital contributions and advances to investment in unconsolidated joint ventures	(56,337)	(3,865)	—
Capital distribution from investment in unconsolidated joint ventures	48,514	—	—
Capitalization of interest on investment in unconsolidated joint ventures	(142)	(1,507)	(1,327)
Purchase of FHLB stock	(3,704)	—	—
Proceeds from sale of FHLB stock	—	20,000	—
Purchase of derivative instruments	(310)	(545)	(300)
Sale of derivative instruments	100	888	—
Net cash provided by (used in) investing activities	(126,587)	(342,865)	(306,635)
Cash flows from financing activities:
Deferred financing costs paid	(6,910)	(3,509)	(26,330)
Proceeds from borrowings under debt obligations	14,402,852	5,806,914	10,080,341
Repayment of borrowings under debt obligations	(14,022,875)	(5,681,604)	(9,510,272)
Cash dividends paid to Class A common shareholders	(144,530)	(122,772)	(100,076)
Capital distributed to noncontrolling interests in operating partnership	(17,262)	(20,353)	(42,218)
Capital contributed by noncontrolling interests in consolidated joint ventures	498	7,604	7,479
Capital distributed to noncontrolling interests in consolidated joint ventures	(1,213)	(25,730)	(306)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,247)	(858)	(18,125)
Purchase of treasury stock	(637)	—	(2,588)
Issuance of common stock	—	99,006	—
Common stock offering costs	—	(499)	—
Net cash provided by (used in) financing activities	200,676	58,199	387,905
Net increase (decrease) in cash, cash equivalents and restricted cash	257,296	(84,233)	93,255
Cash, cash equivalents and restricted cash at beginning of period	98,450	182,683	89,428
Cash, cash equivalents and restricted cash at end of period	$355,746	$98,450	$182,683

	Year Ended December 31,
	2019	2018	2017

Supplemental information:
Cash paid for interest, net of amounts capitalized	$195,061	$183,215	$130,795
Cash paid (received) for income taxes	885	9,839	(214)

Non-cash investing and financing activities:
Repayment in transit of mortgage loans receivable held for investment (other assets)	—	106,205	—
Settlement of mortgage loan receivable held for investment by real estate, net	(44,183)	—	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	45,832	55,403	153,722
Proceeds from sale of real estate	—	1,421	—
Real estate acquired in settlement of mortgage loan receivable held for investment, net	84,356	—	—
Net settlement of sale of real estate, subject to debt - real estate	(11,943)	—	—
Net settlement of sale of real estate, subject to debt - debt obligations	11,943	—	—
Reduction in proceeds from sales of real estate	—	62,417	115,359
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	—	(62,417)	(115,359)
Exchange of noncontrolling interest for common stock	16,110	62,433	284,783
Mortgage loan financing acquired in settlement of mortgage loan receivable held for investment, net	(33,904)	—	—
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	394	428	2,203
Increase in amount payable pursuant to tax receivable agreement	(11)	(86)	149
Rebalancing of ownership percentage between Company and Operating Partnership	803	5,480	3,524
Dividends declared, not paid	38,696	37,316	30,528
Stock dividends	23,823	—	17,319

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017

Cash and cash equivalents	$58,171	$67,878	$76,674
Restricted cash	297,575	30,572	106,009
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$355,746	$98,450	$182,683

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Ladder’s investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2019, Ladder Capital Corp has a 89.8% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries and records a noncontrolling interest for the economic interest in LCFH held by certain existing owners of LCFH, who were limited partners of LCFH prior Ladder Capital Corp’s initial public offering (“IPO”) and continue to hold an economic interest in LCFH and voting shares of Ladder Capital Corp Class B common stock (the “Continuing LCFH Limited Partners”). In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Pursuant to LCFH’s Third Amended and Restated LLLP Agreement, dated as of December 31, 2014 and as amended, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, Continuing LCFH Limited Partners (or certain transferees thereof) may, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. However, such exchange for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such Series Units, including TRS Shares as applicable, will be exchanged.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	valuation of real estate securities;

•	valuation of mortgage loan receivables held for sale;

•	valuation of real estate;

•	allocation of purchase price for acquired real estate;

•	impairment, and useful lives, of real estate;

•	useful lives of intangible assets;

•	valuation of derivative instruments;

•	valuation of deferred tax asset (liability);

•	amounts payable pursuant to the Tax Receivable Agreement;

•	determination of effective yield for recognition of interest income;

•	adequacy of provision for loan losses including the valuation of underlying collateral for collateral dependent loans;

•	determination of other than temporary impairment of real estate securities and investments in and advances to unconsolidated joint ventures;

•	certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;

•	determination of the effective tax rate for income tax provision; and

•	certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2019 and December 31, 2018. At December 31, 2019 and December 31, 2018, and at various times during the years, the balances exceeded the insured limits.

Restricted Cash

Restricted cash includes accounts the Company maintains with brokers to facilitate financial derivative and repurchase agreement transactions in support of its loan and securities investments and risk management activities. Based on the value of the positions in these accounts and the associated margin requirements, the Company may be required to deposit additional cash into these broker accounts. The cash collateral held by broker is considered restricted cash. Restricted cash also includes tenant security deposits, deposits related to real estate sales and acquisitions and required escrow balances on credit facilities.

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

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

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company generally will use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases obtain external appraisals. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data and ultimately presented to management for approval.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company’s assessment of the portfolio-based general reserve. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary.

The Company designates non-accrual loans at such time as (i) loan payments become 90-days past due; or (ii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-accrual and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. Any interest received for loans on non-accrual status will be applied as a reduction to the unpaid principal balance. A loan will be written off when it is no longer realizable and legally discharged.

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

Real Estate

The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are classified as Real estate, net or Real estate held for sale in the consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net, and when the Company intends to market these properties for sale in the near term, assets are classified as Real estate held for sale in the consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company records real estate acquired through foreclosure at fair value. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 55 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

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

Allocation of Purchase Price for Acquired Real Estate

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 15, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

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

Investments in and Advances to Unconsolidated Joint Ventures

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

For a further discussion regarding the measurement of financial instruments see Note 15, Fair Value of Financial Instruments.

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

Debt Issuance Costs

The Company recognizes debt issuance costs related to its senior unsecured notes on its consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $8.4 million and $11.2 million are included in senior unsecured notes as of December 31, 2019 and 2018, respectively. The Company defers debt issuance costs associated with lines of credit and presents them as an asset and subsequently amortizes the debt issuance costs ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements.

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

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2019 and 2018, none of the Company’s repurchase agreements are accounted for as linked transactions.

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

Prior to electing REIT status, a portion of the Company’s income was subject to U.S. federal, state and local corporate income taxes and taxed at the prevailing corporate tax rates in addition to being subject to the New York City Unincorporated Business Tax (“NYC UBT”). Prior to February 11, 2014, the Company’s predecessor had not been subject to U.S. federal income taxes as the predecessor entity is a Limited Liability Limited Partnership, but had been subject to the NYC UBT.

As part of the Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs (including those resulting from the TRA) to reflect the reduced tax rate as part of its 2017 tax provision.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of operating expense on its consolidated statements of income. For the years ended December 31, 2019 and 2018, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

Deferred Tax Asset and Amount Due Pursuant to Tax Receivable Agreement

In conjunction with the IPO, the Company is treated for U.S. federal income tax purposes as having directly purchased LP Units in LCFH from the existing unitholders. In the future, additional Series REIT LP Units, LC TRS I LLC (“LC TRS I”) Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) and shares of our Class B common stock may be exchanged for shares of Class A common stock in the Company. The initial purchase and these future exchanges may result in an increase in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH. These increases in the tax basis of LCFH’s assets attributable to the Company’s interest in LCFH would not have been available but for this initial purchase and future exchanges. Such increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax the Company would otherwise be required to pay in the future. The Tax Receivable Agreement provides for the payment by the Company to the TRA Members of 85% of the amount of cash savings in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (a) the increase in tax basis attributable to exchanges by the TRA Members and (b) tax benefits related to imputed interest deemed to be paid by the Company as a result of this Tax Receivable Agreement. The Company may benefit from the remaining 15% of cash savings, if any, in income tax that it realizes and record any such estimated tax benefits as an increase to additional paid-in-capital. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had it not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on an agreed value of payments remaining to be made under the agreement. The Company has recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the future exchanges described above as a deferred tax asset in the consolidated statements of financial condition. The amount due to the TRA Members related to the Tax Receivable Agreement as a result of the future exchanges described above is recorded as amount payable pursuant to Tax Receivable Agreement in the consolidated balance sheets.

The Tax Receivable Agreement was amended and restated in connection with our REIT Election, effective as of December 31, 2014 (the “TRA Amendment”), in order to preserve a portion of the potential tax benefits currently existing under the Tax Receivable Agreement that would otherwise be reduced in connection with our REIT Election. The TRA Amendment provides that, in lieu of the existing tax benefit payments under the Tax Receivable Agreement for the 2015 taxable year and beyond, LC TRS I will pay to the TRA Members 85% of the amount of the benefits, if any, that LC TRS I realizes or under certain circumstances (such as a change of control) is deemed to realize as a result of (i) the increases in tax basis resulting from the TRS Exchanges by the TRA Members, (ii) any incremental tax basis adjustments attributable to payments made pursuant to the TRA Amendment, and (iii) any deemed interest deductions arising from payments made by LC TRS I under the TRA Amendment. Under the TRA Amendment, LC TRS I may benefit from the remaining 15% of cash savings in income tax that it realizes, which is in the same proportion realized by the Company under the existing Tax Receivable Agreement. The purpose of the TRA Amendment was to preserve the benefits of the Tax Receivable Agreement to the extent possible in a REIT, although, as a result, the amount of payments made to the TRA Members under the TRA Amendment is expected to be less than would be made under the prior Tax Receivable Agreement. The TRA Amendment continues to share such benefits in the same proportions and otherwise has substantially the same terms and provisions as the prior Tax Receivable Agreement. See Note 16 for further discussion of the Tax Receivable Agreement.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under FASB ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2019, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 2.3% of the Company’s CMBS portfolio as of December 31, 2019, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.

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

Recognition of Operating Lease Income and Tenant Recoveries

The Company adopted ASC Topic 842, Leases (“ASC Topic 842”) on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right-of-use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. There is no cumulative effect on retained earnings or other components of equity recognized as of January 1, 2019.

Certain arrangements may contain both lease and non-lease components. The Company determines if an arrangement is, or contains, a lease at contract inception. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842. Any non-lease components are subject to other applicable accounting guidance. We elected, however, to adopt the optional practical expedient not to separate lease components from non-lease components for accounting purposes. This policy election has been adopted for each of the Company’s leased asset classes existing as of the effective date and subject to the transition provisions of ASC Topic 842, will be applied to all new or modified leases executed on or after January 1, 2019. For contractual arrangements executed in subsequent periods involving a new leased asset class, the Company will determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.

A lease is evaluated for classification as operating or finance leases at the commencement date of the lease. Right-of-use assets and corresponding liabilities are recognized on the Company’s consolidated balance sheet based on the present value of future lease payments relating to the use of the underlying asset during the lease term. Future lease payments include fixed lease payments as well as variable lease payments that depend upon an index or rate using the index or rate at the commencement date and probable amounts owed under residual value guarantees. The amount of future lease payments may be increased to include additional payments related to lease extension, termination, and/or purchase options when the Company has determined, at or subsequent to lease commencement, generally due to limited asset availability or operating commitments, it is reasonably certain of exercising such options.

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

Transfers of Financial Assets

For a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860, which, at the time of the transfer, require that the transferred assets qualify as recognized financial assets and the Company surrender control over the assets. Such surrender requires that the assets be isolated from the Company, even in bankruptcy or other receivership, the purchaser have the right to pledge or sell the assets transferred and the Company not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. In November 2017, the SEC staff indicated that, despite transfer restrictions placed on qualified Third Party Purchasers by the risk retention rules of the Dodd-Frank Act, they would not take exception to a registrant treating transfers of financial instruments in a securitization as sales if the transfers otherwise met all the criteria for sale accounting. The Company believes treatment of such transfers as sales is consistent with the substance of such transactions and, accordingly, reflects such transfers as sales. We recognize gains on sale of loans net of any costs related to that sale.

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

Fee and Other Income

Fee and other income is composed of income from dividend income on our investment in FHLB stock, as well as from origination fees, exit fees and other fees on the loans we originate and in which we invest.

Fee Expense

Fee expense is composed primarily of fees related to financing arrangements, transaction related costs and financing arrangements and other investment related costs.

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

Out-of-Period Adjustments

During the first quarter of 2018, the Company recorded an out-of-period adjustment to increase tenant real estate tax recoveries on a net leased property by $1.1 million, which was not billed until the three month period ended March 31, 2018, although the real estate tax recoveries related to prior periods. The Company concluded that this adjustment was not material to the financial position or results of operations for the three months ended March 31, 2018 or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2018.

During the first quarter of 2017, the Company recorded an out-of-period adjustment to reduce depreciation expense by $0.8 million related to prior periods. The Company concluded that this adjustment is not material to the financial position or results of operations for the three months ended March 31, 2017 or any prior periods; accordingly, the Company recorded the related adjustment in the three month period ended March 31, 2017.

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

Recent Accounting Pronouncements Pending Adoption

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), collectively, the “CECL Standard.” These updates change how entities will measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset and requires entities to deduct allowances for potential losses on held-to-maturity debt securities. The Company will continue to record asset-specific reserves consistent with our existing accounting policy. In addition, the Company will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). The CECL Standard is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective; as such, we will adopt the CECL Standard as of January 1, 2020.

At adoption, on January 1, 2020, the Company expects the CECL Reserve to be approximately $11.6 million, which equates to 0.36% of $3.2 billion carrying value of its loan portfolio. This excludes three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.7 million as of December 31, 2019. Upon adoption, the aggregated CECL Reserve will reduce total shareholder’s equity by approximately $5.8 million (or approximately $0.05 of book value per share of common stock).

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial statements and related disclosures.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans	$3,147,275	$3,127,173	6.77%	1.35
Mezzanine loans	130,322	129,863	10.97%	3.26
Total mortgage loans held by consolidated subsidiaries	3,277,597	3,257,036	6.94%	1.43
Allowance for loan losses	N/A	(20,500)
Total mortgage loan receivables held for investment, net, at amortized cost	3,277,597	3,236,536
Mortgage loan receivables held for sale:
First mortgage loans	122,748	122,325	4.20%	9.99
Total	$3,400,345	$3,358,861	6.88%	1.75

(1)	December 31, 2019 London Interbank Offered Rate (“LIBOR”) rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2019, $2.5 billion, or 77.2% of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2019, $122.7 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2018 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans(2)	$3,192,160	$3,170,788	7.70%	1.18
Mezzanine loans	148,221	147,602	10.89%	4.35
Total mortgage loans held by consolidated subsidiaries	3,340,381	3,318,390	7.84%	1.32
Allowance for loan losses	N/A	(17,900)
Total mortgage loan receivables held for investment, net, at amortized cost	3,340,381	3,300,490
Mortgage loan receivables held for sale:
First mortgage loans	181,905	182,439	5.46%	9.75
Total	$3,522,286	$3,482,929	7.76%	1.77

(1)	December 31, 2018 LIBOR rates are used to calculate weighted average yield for floating rate loans.

(2)	Includes amounts relating to consolidated variable interest entities. See Note 10.

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

For the years ended December 31, 2019 and 2018, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	1,452,049	—	—	946,178
Purchases of mortgage loan receivables	—	—	—	9,934
Repayment of mortgage loan receivables	(1,531,551)	—	—	(795)
Proceeds from sales of mortgage loan receivables(1)	—	(15,504)	—	(1,008,853)
Non-cash disposition of loans via foreclosure(2)	(45,529)	—	—	—
Sale of loans, net	—	—	—	54,758
Transfer between held for investment and held for sale(1)	45,832	15,504	—	(61,336)
Accretion/amortization of discount, premium and other fees	17,845	—	—	—
Provision for loan losses(3)	—	—	(2,600)	—
Balance, December 31, 2019	$3,257,036	$—	$(20,500)	$122,325

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

(3)
As further discussed below, during the year ended December 31, 2019, the Company recorded asset-specific provisions on collateral dependent loans of $2.0 million and an additional general reserve of $0.6 million.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	1,478,771	—	1,297,221
Repayment of mortgage loan receivables	(1,518,066)	—	(14,242)
Proceeds from sales of mortgage loan receivables	—	—	(1,291,828)
Sale of loans, net(1)	—	—	16,511
Transfer between held for investment and held for sale(2)	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	19,820	—	—
Provision for loan losses(3)	—	(13,900)	—
Balance, December 31, 2018	$3,318,390	$(17,900)	$182,439

(1)	Includes $0.5 million of realized losses on loans related to lower of cost or market adjustments for the year ended December 31, 2018.

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

(3)
As further discussed below, during the year ended December 31, 2018, the Company recorded asset-specific provisions on collateral dependent loans of $12.7 million and an additional general reserve of $1.2 million.

During the years ended December 31, 2019 and 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing.

As of December 31, 2019 and 2018, there was $0.4 million and $0.5 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Loan Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
	2019		2018		2017

Allowance for loan losses at beginning of period	$17,900		$4,000		$4,000
Provision for loan losses	2,600		13,900		—
Allowance for loan losses at end of period	$20,500		$17,900		$4,000

Principal balance of loans on non-accrual status	$98,725	(1)	$36,850	(2)	$26,850	(3)

(1)
Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, one loan with a carrying value of $10.4 million and one loan with a carrying value of $61.5 million, as further discussed below.

(2)
Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million and one loan with a carrying value of $10.0 million, as further discussed below.

(3)	Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, as further discussed below.

The Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of December 31, 2019. It is probable, however, that Ladder’s loan portfolio as a whole incurred an impairment due to common characteristics and shared inherent risks in the portfolio. The Company determined that a provision expense for loan losses of $2.6 million was required for the year ended December 31, 2019. This provision consisted of a portfolio-based, general loan loss provision of $0.6 million to provide reserves for expected losses over the remaining portfolio of mortgage loan receivables held for investment, and an asset-specific reserve of $2.0 million.

Individually Impaired Loans

As of December 31, 2019, two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. During the three months ended March 31, 2018, management believed these loans to be potentially impaired, reflecting a decline in collateral value attributable to: (i) on-going bankruptcy proceedings; (ii) rising interest rates; and (iii) the retail tenant’s creditworthiness. As a result, on March 31, 2018, the Company recorded an asset-specific provision for loss on one of these loans of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of December 31, 2019, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

During the year ended December 31, 2018, management identified a loan with a carrying value of $45.0 million as impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the local submarket vacancy rate; and (iii) declining market conditions. As part of the Company’s evaluation, it obtained a third-party appraisal of the loan collateral on September 19, 2018, with a fair value of $36.5 million. The value was determined using the income approach. The appraiser utilized a terminal capitalization rate of 7.50% and a discount rate of 10%. Based on this evaluation, a reserve of $10.0 million was recorded for this impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced.

As of December 31, 2019, there were no unfunded commitments associated with modified loans considered TDRs.

As of December 31, 2019, one of the Company’s loans, collateralized by land, with a carrying value of $23.6 million, was in default. The Company performed a review of the loan collateral using comparable land sales, resulting in a fair value of $255 per buildable square foot. Based on this review, a reserve of $2.0 million was recorded for this impaired loan in the three months ended December 31, 2019 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Loans on Non-Accrual Status

During the three months ended December 31, 2019, one of the Company’s loans, which had a carrying value of $61.5 million, was placed on non-accrual status. The Company performed a review of the loan collateral. The review consisted of conversations with market participants familiar with the property location as well as reviewing market data and comparables. Based on this review, no asset-specific impairment was required for this loan.

There are no other loans on non-accrual status other than discussed in Individually Impaired Loans above as of December 31, 2019.

4. REAL ESTATE SECURITIES

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2019 and 2018 ($ in thousands):

December 31, 2019

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,640,597	$1,640,905	$4,337	$(920)	$1,644,322	(3)	125	AAA	3.06%	3.08%	2.41
CMBS interest-only(2)(4)	1,559,160	28,553	630	(37)	29,146	(5)	15	AAA	0.60%	3.04%	2.53
GNMA interest-only(4)(6)	109,783	1,982	123	(254)	1,851		11	AA+	0.49%	4.59%	2.77
Agency securities(2)	629	640	1	(4)	637		2	AA+	2.65%	1.73%	1.83
GNMA permanent securities(2)	31,461	31,681	688	—	32,369		6	AA+	3.91%	3.17%	1.93
Total debt securities	$3,341,630	$1,703,761	$5,779	$(1,215)	$1,708,325		159		1.84%	3.06%	2.39
Equity securities(7)	N/A	12,848	292	(160)	12,980		2	N/A	N/A	N/A	N/A
Total real estate securities	$3,341,630	$1,716,609	$6,071	$(1,375)	$1,721,305		161

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2019 and 2018 ($ in thousands):

December 31, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$177,193	$1,389,392	$77,737	$—	$1,644,322
CMBS interest-only	1,439	27,707	—	—	29,146
GNMA interest-only	91	1,504	256	—	1,851
Agency securities	—	637	—	—	637
GNMA permanent securities	416	31,953	—	—	32,369
Total debt securities	$179,139	$1,451,193	$77,993	$—	$1,708,325

December 31, 2018

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$342,121	$772,594	$137,925	$—	$1,252,640
CMBS interest-only	1,145	54,546	—	—	55,691
GNMA interest-only	17	2,276	353	2	2,648
Agency securities	—	662	—	—	662
GNMA permanent securities	551	1,048	31,465	—	33,064
Corporate bonds	—	53,871	—	—	53,871
Total debt securities	$343,834	$884,997	$169,743	$2	$1,398,576

During the years ended December 31, 2019 and 2018, the Company realized a gain (loss) on the sale of equity securities of $0.2 million and $0.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. There was no realized gain (loss) on the sale of equity securities for the year ended December 31, 2017.

During the years ended December 31, 2019, 2018 and 2017, the Company realized losses on securities recorded as other than temporary impairments of $0.1 million, $2.8 million and $3.5 million, respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	December 31, 2019	December 31, 2018

Land	$209,955	$195,644
Building	883,005	814,314
In-place leases and other intangibles	161,203	162,002
Less: Accumulated depreciation and amortization	(206,082)	(173,938)
Real estate and related lease intangibles, net	$1,048,081	$998,022

Below market lease intangibles, net (other liabilities)	$(39,067)	$(40,367)

At December 31, 2019 and 2018, the Company held foreclosed properties included in real estate, net with a carrying value of $89.5 million and $6.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2019	2018	2017

Depreciation expense(1)	$30,421	$31,537	$28,271
Amortization expense	7,991	10,347	11,968
Total real estate depreciation and amortization expense	$38,412	$41,884	$40,239

(1)
Depreciation expense on the consolidated statements of income also includes $99 thousand, $75 thousand and $93 thousand of depreciation on corporate fixed assets for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	December 31, 2019	December 31, 2018

Gross intangible assets(1)	$161,203	$162,002
Accumulated amortization	62,773	57,712
Net intangible assets	$98,430	$104,290

(1)
Includes $4.5 million and $5.5 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018	2017

Reduction in operating lease income for amortization of above market lease intangibles acquired	$(819)	$(648)	$(1,094)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,177	2,387	1,880

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2019 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2020	$2,110	$5,904
2021	1,904	5,480
2022	1,904	5,480
2023	1,904	5,480
2024	1,904	5,480
Thereafter	24,806	66,006
Total	$34,532	$93,830

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

There were $0.9 million and $0.8 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

There was unencumbered real estate of $59.2 million and $58.6 million as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company recorded $2.6 million of real estate operating income, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2019 ($ in thousands):

Period Ending December 31,	Amount

2020	$76,775
2021	77,765
2022	65,902
2023	64,436
2024	62,885
Thereafter	495,128
Total	$842,891

Acquisitions

During the year ended December 31, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Aggregate purchases of net lease real estate			$20,441	100.0%

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
December 2019	Diversified	San Diego, CA	42,250	100.0%
December 2019	Diversified	Fort Worth and Arlington, TX	23,700	100.0%
Total real estate acquired via foreclosure			84,150

Total real estate acquisitions			$104,591

(1)	Properties were consolidated as of acquisition date.

The Company allocates purchase consideration based on relative fair values and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the year ended December 31, 2019, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the year ended December 31, 2019, as follows ($ in thousands):

Purchase Price Allocation

Land	$17,373
Building	84,725
Intangibles	3,802
Below Market Lease Intangibles	(1,309)
Total purchase price	$104,591

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2019 was 34.2 years. The Company recorded $0.6 million in revenues from its 2019 acquisitions for the year ended December 31, 2019, which is included in its consolidated statements of income. The Company recorded $(2.3) million in earnings (losses) from its 2019 acquisitions for the year ended December 31, 2019, which is included in its consolidated statements of income.

Acquisitions via Foreclosure

In December 2019, the Company acquired a hotel in San Diego, CA, via foreclosure. This property originally served as collateral for two mortgage loan receivables held for investment with a net basis of $40.0 million. The receivables consisted of a $33.9 million first mortgage loan receivable to a third-party and a $5.7 million mortgage loan receivable held for investment by the Company as of the date of foreclosure. The $33.9 million first mortgage loan obligation was assumed by the Company on the date of acquisition. The Company obtained a third-party appraisal of the property with a fair value of $42.3 million. The value was determined using the income approach. The appraiser utilized a terminal capitalization rate of 8.50% and a discount rate of 10.50%. The Company recognized a $2.3 million gain on foreclosure of the loan.

In December 2019, the Company acquired a portfolio of two student housing properties in Fort Worth and Arlington, TX, via foreclosure. These properties previously served as collateral for a mortgage loan receivable held for investment with a net basis of $22.6 million. The acquisitions were recorded at fair value. The Company obtained a third-party appraisal of both properties. The $12.8 million fair value of the Fort Worth, TX property was determined using the income approach. The appraiser utilized a projected stabilized cash flow and a cap rate of 5.75%. The $10.9 million fair value of the Arlington, TX property was determined using the income approach. The appraiser utilized a projected stabilized cash flow and a capitalization rate of 6.00%. The Company also assumed $0.9 million of other liabilities, net in connection with the foreclosure. There was no gain or loss resulting from the foreclosure of the loan.

In February 2019, the Company acquired a hotel in Omaha, NE, via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a net basis of $17.9 million. The Company obtained a third-party appraisal of the property. The $18.2 million fair value was determined using the income approach. The appraiser utilized a terminal capitalization rate of 8.75% and a discount rate of 10.25%. There was no gain or loss resulting from the foreclosure of the loan.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

During the year ended December 31, 2018, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price	Ownership Interest (1)

Aggregate purchases of net lease real estate			$13,154	100.0%
March 2018	Diversified(2)	Lithia Springs, GA	24,466	70.6%
May 2018	Diversified(3)	Isla Vista, CA	85,087	75.0%

Total real estate acquisitions			$122,707

(1)	Properties were consolidated as of acquisition date.

(2)	Joint venture partner contributed $2.9 million to the partnership.

(3)	Joint venture partner contributed $4.6 million to the partnership.

The purchase prices were allocated to the asset acquisitions during the year ended December 31, 2018, as follows ($ in thousands):

Purchase Price Allocation

Land	$40,960
Building	79,398
Intangibles	3,153
Below Market Lease Intangibles	(804)
Total purchase price	$122,707

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2018 was 25.1 years. The Company recorded $5.3 million in revenues from its 2018 acquisitions for the year ended December 31, 2018 which is included in its consolidated statements of income. The Company recorded $2.4 million in earnings (losses) from its 2018 acquisitions for the year ended December 31, 2018, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the year ended December 31, 2019 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

November 2019	Condominium	Las Vegas, NV	$809	$415	$394	—	1	—
Various	Condominium	Miami, FL	4,715	4,282	433	—	16	6
April 2019	Diversified	Wayne, NJ	1,729	4,799	(3,070)	1	—	—
May 2019	Diversified	Grand Rapids, MI	10,019	8,254	1,765	1	—	—
August 2019	Diversified	Grand Rapids, MI	6,970	4,920	2,050	1	—	—
Totals			$24,242	$22,670	$1,572

The Company sold the following properties during the year ended December 31, 2018 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Realized Gain Allocated to Third Party Investor	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$8,763	$4,458	$4,305	$—	—	12	1
Various	Condominium	Miami, FL	7,851	6,716	1,135	—	—	26	22
March 2018	Diversified	El Monte, CA	71,807	52,610	19,197	6,999	1	—	—
March 2018	Diversified	Richmond, VA	20,966	11,370	9,596	389	1	—	—
September 2018	Diversified	St. Paul, MN	109,275	47,627	61,648	7,928	4	—	—
Totals			$218,662	$122,781	$95,881	$15,316

The Company sold the following properties during the year ended December 31, 2017 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds(1)(2)	Net Book Value	Realized Gain/(Loss)(1)	Properties	Units Sold	Units Remaining

Various	Condominium	Las Vegas, NV	$20,122	$10,824	$9,298	—	46	13
Various	Condominium	Miami, FL	10,982	8,693	2,289	—	40	48
Totals			$31,104	$19,517	$11,587

(1)	Realized gain on the sale of real estate, net on the consolidated statements of income also includes $0.2 million of realized loss on the disposal of fixed assets for the year ended December 31, 2017.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2019 and 2018 ($ in thousands):

Entity	December 31, 2019	December 31, 2018

Grace Lake JV, LLC	$3,047	$5,316
24 Second Avenue Holdings LLC	45,386	35,038
Investment in unconsolidated joint ventures	$48,433	$40,354

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
Entity	2019	2018	2017

Grace Lake JV, LLC	$1,047	$1,658	1,189
24 Second Avenue Holdings LLC	2,385	(868)	(1,100)
Earnings (loss) from investment in unconsolidated joint ventures	$3,432	$790	$89

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

During the year ended December 31, 2019, the Company received $3.3 million of distributions from its investment in Grace Lake JV, LLC. During the year ended December 31, 2018, the Company received $1.3 million of distributions from its investment in Grace Lake JV, LLC.

The Company holds its investment in Grace Lake LLC in a TRS.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded $2.4 million, $(0.9) million and $(1.1) million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2019, 2018 and 2017, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $0.1 million, $1.5 million and $1.3 million of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, during the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

As of December 31, 2019, 24 Second Avenue had $11.3 million of loans payable to a third-party lender. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of December 31, 2019, 24 Second Avenue sold 19 residential condominium units for $49.6 million in total gross sale proceeds. As of December 31, 2019, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019	December 31, 2018

Total assets	$118,727	$167,837
Total liabilities	78,762	116,667
Partners’/members’ capital	$39,965	$51,170

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31,
	2019	2018	2017

Total revenues	$7,630	$19,122	$18,482
Total expenses	14,930	13,381	15,291
Net income (loss)	$(7,300)	$5,741	$3,191

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2019 and 2018 are as follows ($ in thousands):

December 31, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2019(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,828		$416,172	3.24% - 3.74%	12/19/2022	(2)	(3)	$287,974	$288,210
Committed Loan Repurchase Facility	350,000	70,697		279,303	3.71% - 3.81%	5/24/2020	(4)	(5)	101,590	103,868
Committed Loan Repurchase Facility	300,000	248,182		51,818	3.49% - 3.74%	12/19/2020	(6)	(7)	382,778	382,778
Committed Loan Repurchase Facility	300,000	98,678		201,322	3.50% - 3.75%	11/6/2022	(8)	(3)	175,000	175,270
Committed Loan Repurchase Facility	100,000	9,952		90,048	3.96% - 3.99%	1/3/2023	(9)	(3)	75,628	75,813
Committed Loan Repurchase Facility	100,000	90,927		9,073	3.74% - 3.80%	12/24/2020	(10)	(11)	126,311	126,311
Total Committed Loan Repurchase Facilities	1,750,000	702,264		1,047,736					1,149,281	1,152,250
Committed Securities Repurchase Facility	400,000	42,751		357,249	2.50% - 2.56%	12/23/2021	N/A	(12)	52,691	52,691
Uncommitted Securities Repurchase Facility	N/A (12)	1,070,919		N/A (13)	2.17% - 3.54%	1/2020 - 3/2020	N/A	(12)	1,188,440	1,188,440	(14)
Total Repurchase Facilities	2,150,000	1,815,934		1,404,985					2,390,412	2,393,381
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2020	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	812,606	812,606		—	3.75% - 6.75%	2020 - 2029(17)	N/A	(18)	988,857	1,192,106	(19)
Borrowings from the FHLB	1,945,795	1,073,500		872,295	1.47% - 2.95%	2020 - 2024	N/A	(20)	1,107,188	1,113,811	(21)
Senior Unsecured Notes	1,166,201	1,157,833	(22)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (23)	N/A (23)	N/A (23)
Total Debt Obligations, Net	$6,341,032	$4,859,873		$2,543,710					$4,486,457	$4,699,298

(1)	December 2019 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	One additional 12-month period at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Three additional 364-day period.

(7)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	Two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $2.2 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)	Four additional 12-month periods at Company’s option.

(16)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(17)	Anticipated repayment dates.

(18)	Certain of our real estate investments serve as collateral for our mortgage loan financing.

(19)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(20)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(21)	Includes $9.9 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(22)	Presented net of unamortized debt issuance costs of $8.4 million at December 31, 2019.

(23)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2018

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2018(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$180,597		$419,403	4.21% - 4.96%	10/1/2020	(2)	(3)	$262,642	$261,602
Committed Loan Repurchase Facility	350,000	63,679		286,321	4.68% - 4.98%	5/24/2019	(4)	(5)	87,385	88,762
Committed Loan Repurchase Facility	300,000	120,631		179,369	4.46% - 4.96%	4/7/2019	(6)	(7)	204,747	205,219
Committed Loan Repurchase Facility	300,000	79,886		220,114	4.44% - 4.94%	5/6/2021	(8)	(3)	117,382	117,366
Committed Loan Repurchase Facility	100,000	52,738		47,262	4.58% - 4.96%	7/20/2021	(9)	(3)	72,154	72,154
Committed Loan Repurchase Facility	100,000	—		100,000	NA	12/26/2019	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,750,000	497,531		1,252,469					744,310	745,103
Committed Securities Repurchase Facility	400,000	—		400,000	NA	9/30/2019	N/A	(12)	—	—
Uncommitted Securities Repurchase Facility	N/A (12)	166,154		N/A (13)	2.99% - 4.55%	1/2019 - 3/2019	N/A	(12)	187,803	187,803	(14)(15)
Total Repurchase Facilities	2,150,000	663,685		1,652,469					932,113	932,906
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2019	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	743,902	743,902		—	4.25% - 7.00%	2020 - 2028(18)	N/A	(19)	939,362	1,108,968	(20)
CLO Debt	601,543	601,543	(21)	—	3.34% - 6.06%	2021-2034	N/A	(22)	710,502	710,737
Participation Financing - Mortgage Loan Receivable	2,453	2,453		—	17.00%	6/6/2019	N/A	(3)	2,453	2,453
Borrowings from the FHLB	1,933,522	1,286,000		647,522	1.18% - 3.01%	2019 - 2024	N/A	(23)	1,652,952	1,655,150	(24)
Senior Unsecured Notes	1,166,201	1,154,991	(25)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations	$6,864,051	$4,452,574		$2,566,421					$4,237,382	$4,410,214

(1)	December 31, 2018 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	Two additional 12-month periods at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	One additional 364-day periods at Company’s option and one additional 364-day period with Bank’s consent.

(7)	First mortgage and mezzanine commercial real estate loans and senior pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	One additional 12-month extension period at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $3.0 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

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

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into six committed master repurchase agreements, as outlined in the December 31, 2019 table above, totaling $1.8 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $400.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of December 31, 2019 and December 31, 2018.

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

As of December 31, 2019, the Company had repurchase agreements with 10 counterparties, with total debt obligations outstanding of $1.8 billion. As of December 31, 2019, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $81.9 million, or 5% of our total equity. As of December 31, 2019, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 24.1%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date, including all extension options, to February 2025. The amendment also provided for a reduction of the interest rate to one-month LIBOR plus 3.00% upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of December 31, 2019, interest on the Revolving Credit Facility is one-month LIBOR plus 3.25% per annum payable monthly in arrears.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in this Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of December 31, 2019 and 2018, the amount of unamortized costs relating to such facilities are $8.0 million and $6.3 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates, ranging from 3.75% to 6.75%, with anticipated maturity dates between 2020 - 2029 as of December 31, 2019. These loans have carrying amounts of $812.6 million and $743.9 million, net of unamortized premiums of $5.5 million and $5.8 million as of December 31, 2019 and December 31, 2018, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $1.6 million, $1.0 million and $1.0 million of premium amortization, which decreased interest expense, for the years ended December 31, 2019, 2018 and 2017, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $988.9 million and $939.4 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company executed 22, 12 and 28 term debt agreements, respectively, to finance properties in its real estate portfolio.

On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million.

Collateralized Loan Obligation (“CLO”) Debt

The Company completed CLO issuances in the two transactions described below. As of December 31, 2019, the Company had no CLO debt outstanding. As of December 31, 2018, the Company had a total of $601.5 million, of floating rate, non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.6 million were included in CLO debt as of December 31, 2018. In October 2019, the Company redeemed all outstanding debt obligations related to the two CLO transactions.

On October 17, 2017, a consolidated subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. Certain of the Contributed Loans had future funding components that were not contributed to the CLO and that were retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, for a limited period of time, to the extent loans in the CLO were repaid, the CLO could acquire portions of the future fundings from the Company’s consolidated subsidiary. A consolidated subsidiary of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans and had the ability to appoint the special servicer under the CLO. The CLO was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. Certain of the Contributed Loans had future funding components that were not contributed to the CLO and that were retained by a consolidated subsidiary of the Company in the form of a participation interest or separate note. However, the CLO could acquire portions of the future fundings from the Company’s consolidated subsidiary, as long as certain requirements were met. A consolidated subsidiary of the Company retained an approximately 25% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans and had the ability to appoint the special servicer under the CLO. The CLO was a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

Participation Financing - Mortgage Loan Receivable

During the three months ended March 31, 2017, the Company sold a participating interest in a first mortgage loan receivable to a third party. The sales proceeds of $4.0 million were considered non-recourse secured borrowings and were recognized in debt obligations on the Company’s consolidated balance sheets with $2.5 million outstanding as of December 31, 2018. There were no non-recourse secured borrowings recognized in debt obligations on the Company’s consolidated balance sheets as of December 31, 2019, as the loan matured and was repaid during the three months ended June 30, 2019. The Company recorded $0.2 million, $0.5 million and $0.5 million of interest expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a consolidated subsidiary of the Company, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2019, Tuebor had $1.1 billion of borrowings outstanding (with an additional $872.3 million of committed term financing available from the FHLB), with terms of overnight to 4.8 years (with a weighted average of 2.1 years), interest rates of 1.47% to 2.95% (with a weighted average of 2.33%), and advance rates of 60.8% to 100% of the collateral. As of December 31, 2019, collateral for the borrowings was comprised of $432.0 million of CMBS and U.S. Agency Securities and $675.2 million of first mortgage commercial real estate loans.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.0 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2019. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

FHLB advances amounted to 22.1% of the Company’s outstanding debt obligations as of December 31, 2019. The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it continues to access FHLB advances during the Transition Period.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and continuing access to new or existing advances prior to February 19, 2021.

Senior Unsecured Notes
LCFH issued the 2025 Notes, the 2022 Notes, the 2021 Notes and the 2017 Notes (each as defined below, and collectively, the “Notes”) with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2019, the Company has a 89.8% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH and records noncontrolling interest for the economic interest in LCFH held by the Continuing LCFH Limited Partners. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2019 and 2018.

Unamortized debt issuance costs of $8.4 million and $11.2 million are included in senior unsecured notes as of December 31, 2019 and 2018, respectively, in accordance with GAAP.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2017, the Company may redeem the 2021 Notes in whole or in part, upon not less than 30 nor more than 60 days’ notice, at redemption prices defined in the indenture governing the 2021 Notes, plus accrued and unpaid interest, if any, to the redemption date. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval.

During the year ended December 31, 2016, the Company retired $33.8 million of principal of the 2021 Notes for a repurchase price of $28.2 million, recognizing a $5.1 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2019, the remaining $266.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

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

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval.

Refer to Note 21, Subsequent Events for a discussion of the Company’s 2027 Notes, issued on January 30, 2020.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2020	$2,147,688
2021	731,012
2022	656,565
2023	161,122
2024	422,484
Thereafter	744,617
Subtotal	4,863,488
Debt issuance costs included in senior unsecured notes	(8,368)
Debt issuance costs included in mortgage loan financing	(761)
Premiums included in mortgage loan financing(2)	5,514
Total	$4,859,873

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2020 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of December 31, 2019.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $829.3 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2019.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2019 and 2018 ($ in thousands):

December 31, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	0.36
Futures
5-year Swap	46,000	158	—	0.25
10-year Swap	149,800	516	—	0.25
5-year U.S. Treasury Note	1,100	4	—	0.25
Total futures	196,900	678	—
Credit derivatives
S&P 500 Put Options	143,300	15	—	0.05
Total credit derivatives	143,300	15	—
Total derivatives	$409,771	$693	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2018

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$69,571	$—	$—	1.35
Futures
5-year Swap	274,900	—	526	0.25
10-year Swap	227,700	—	436	0.25
5-year U.S. Treasury Note	6,800	—	13	0.25
Total futures	509,400	—	975
Total derivatives	$578,971	$—	$975

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Year Ended December 31, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$1,653	$(31,469)	$(29,816)
Credit Derivatives	(111)	(84)	(195)
Total	$1,542	$(31,553)	$(30,011)

	Year Ended December 31, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(747)	$16,176	$15,429
Swaps	1,403	(848)	555
Credit Derivatives	49	(107)	(58)
Total	$705	$15,221	$15,926

	Year Ended December 31, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(4,975)	$(7,655)	$(12,630)
Swaps	1,126	(1,008)	118
Credit Derivatives	417	(546)	(129)
Total	$(3,432)	$(9,209)	$(12,641)

The Company’s counterparties held $3.5 million and $5.0 million of cash margin as collateral for derivatives as of December 31, 2019 and 2018, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2019 and 2018. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis, therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2019
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$693	$—	$693	$—	$—	$693
Total	$693	$—	$693	$—	$—	$693

(1) Included in restricted cash on consolidated balance sheets.

As of December 31, 2019
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$1,815,934	$—	$1,815,934	$1,815,934	$—	$—
Total	$1,815,934	$—	$1,815,934	$1,815,934	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2019 and 2018 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Operating Partnership is a Variable Interest Entity (“VIE”) and as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, the Operating Partnership consolidated two CLO VIEs with the following aggregate balance sheets as of December 31, 2018. The CLOs were redeemed during the three months ended December 31, 2019. ($ in thousands):

December 31, 2018
Notes 3 & 7

Mortgage loan receivables held for investment, net, at amortized cost	$710,502
Accrued interest receivable	3,921
Other assets(1)	81,390
Total assets	$795,813

Senior and unsecured debt obligations	$607,440
Accrued expenses	1,471
Other liabilities	2
Total liabilities	608,913

Net equity in VIEs (eliminated in consolidation)	186,900
Total equity	186,900

Total liabilities and equity	$795,813

(1)	Primarily consists of loan repayments in transit as of December 31, 2018.

11. EQUITY STRUCTURE AND ACCOUNTS

The Company has two classes of common stock, Class A and Class B, which are described as follows:

Class A Common Stock

Voting Rights

Holders of shares of Class A common stock are entitled to one vote per share on all matters on which stockholders generally are entitled to vote. The holders of Class A common stock do not have cumulative voting rights in the election of directors.

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

Other Matters

The shares of Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the Class A common stock. All outstanding shares of our Class A common stock are fully paid and non-assessable.

Class B Common Stock

Voting Rights

Holders of shares of Class B common stock are entitled to one vote for each share on all matters on which stockholders generally are entitled to vote. Holders of shares of our Class B common stock vote together with holders of our Class A common stock on all such matters. Our stockholders do not have cumulative voting rights in the election of directors.

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

During the year ended December 31, 2019, 1,139,411 Series REIT LP Units and 1,139,411 Series TRS LP Units were collectively exchanged for 1,139,411 shares of Class A common stock and 1,139,411 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the year ended December 31, 2018, 4,549,832 Series REIT LP Units and 4,549,832 Series TRS LP Units were collectively exchanged for 4,549,832 shares of Class A common stock; and 4,549,832 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2019, the Company has a remaining amount available for repurchase of $41.1 million, which represents 2.1% in the aggregate of its outstanding Class A common stock, based on the closing price of 18.04 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2019		$41,132

(1)	Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of December 31, 2018		$41,769

(1)	Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2016		$44,353
Additional authorizations		—
Repurchases paid	189,897	(2,584)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2017		$41,769

(1)	Amount excludes commissions paid associated with share repurchases.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2019, 2018 and 2017:

Declaration Date	Dividend per Share

February 27, 2019	$0.340
May 30, 2019	0.340
August 22, 2019	0.340
November 26, 2019	0.340
Total	$1.360

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
November 1, 2018(1)	0.570
Total	$1.535

March 1, 2017	$0.300
June 1, 2017	0.300
September 1, 2017	0.300
November 7, 2017	0.315
Total	$1.215

(1)
On October 30, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2019, 2018 and 2017:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain

March 11, 2019	April 1, 2019		$0.340	$0.324	$0.054	$0.016	$0.005
June 10, 2019	July 1, 2019		0.340	0.324	0.054	0.016	0.005
September 10, 2019	October 1, 2019		0.340	0.324	0.054	0.016	0.005
December 10, 2019	January 3, 2020	(1)	0.340	0.324	0.054	0.016	0.005
Total			$1.360	$1.296	$0.216	$0.064	$0.020

(1)	The $0.340 fourth quarter dividend paid on January 3, 2020 is considered a 2019 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain

December 11, 2017	January 3, 2018	(1)	$0.050	$0.038	$—	$0.012	$0.001
March 12, 2018	April 2, 2018		0.315	0.239	—	0.076	0.009
June 11, 2018	July 2, 2018		0.325	0.246	—	0.079	0.009
September 17, 2018	October 1, 2018		0.325	0.246	—	0.079	0.009
December 10, 2018	January 24, 2019	(2)	0.570	0.432	—	0.138	0.015
Total			$1.585	$1.201	$—	$0.384	$0.043

(1)
$0.265 of the $0.315 fourth quarter dividend paid on January 3, 2018 is considered a 2017 dividend for U.S. federal income tax purposes. $0.050 is considered a 2018 dividend for U.S. federal income tax purposes and was reflected in 2018 tax reporting.

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

(1)
$0.401 of the $0.460 fourth quarter dividend paid on January 24, 2017 is considered a 2016 dividend for U.S. federal income tax purposes. $0.059 is considered a 2017 dividend for U.S. federal income tax purposes and was reflected in 2017 tax reporting.

(2)
$0.265 of the $0.315 fourth quarter dividend paid on January 3, 2018 is considered a 2017 dividend for U.S. federal income tax purposes. $0.050 is considered a 2018 dividend for U.S. federal income tax purposes and was reflected in 2018 tax reporting.

Stock Dividend

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company elected, subject to the cash/stock election by its shareholders described below, to pay its fourth quarter 2018 dividend in a mix of cash and stock and have such dividend be treated as a taxable distribution to its shareholders for U.S. federal income tax purposes.

Pursuant to IRS guidance, shareholders had the option to elect to receive the fourth quarter 2018 dividend in all cash (a “Cash Election”), or all shares of Ladder’s Class A common stock (a “Share Election”). Shareholders who did not return an election form, or who otherwise failed to properly complete an election form, were deemed to have made a Share Election. The total amount of cash paid to all shareholders was limited to a maximum of 20% of the total value of each of the fourth quarter 2018 dividend (the “Cash Amount”). The aggregate amount of the dividends owed to shareholders who made Cash Elections exceeded the Cash Amount, and accordingly, the Cash Amount was prorated among such shareholders, with the remaining portion of the fourth quarter 2018 dividend, as applicable, paid to such shareholders in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares. Shareholders making Stock Elections received the full amount of the dividend in shares of Ladder’s Class A common stock plus cash in lieu of any fractional shares.

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2019, 2018 and 2017 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	8,785	1,145	9,930
Exchange of noncontrolling interest for common stock	65	(65)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
December 31, 2019	$4,218	$475	$4,693

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(4,211)	(930)	(5,141)
Exchange of noncontrolling interest for common stock	(167)	167	—
Rebalancing of ownership percentage between Company and Operating Partnership	(59)	59	—
December 31, 2018	$(4,649)	$(588)	$(5,237)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31. 2016	$1,365	$759	$2,124
Other comprehensive income (loss)	(2,915)	695	(2,220)
Exchange of noncontrolling interest for common stock	1,696	(1,696)	—
Rebalancing of ownership percentage between Company and Operating Partnership	(358)	358	—
December 31, 2017	$(212)	$116	$(96)
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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2019, the Company has increased noncontrolling interests in the Operating Partnership and accumulated other comprehensive income and decreased additional paid-in capital in the Company’s shareholders’ equity by $0.8 million as of December 31, 2019.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of December 31, 2019, the Company consolidates six ventures in which there are other noncontrolling investors, which own between 10% - 29.4% of such ventures. These ventures hold investments in a 40 property student housing portfolio, 20 office buildings, one industrial property and one apartment complex. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2019, 2018 and 2017 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2019	2018	2017

Basic Net income (loss) available for Class A common shareholders	$122,645	$180,015	$95,276
Diluted Net income (loss) available for Class A common shareholders	$122,645	$180,015	$124,046
Weighted average shares outstanding
Basic	105,455,849	97,226,027	81,902,524
Diluted	106,399,783	97,652,065	109,704,880

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2019, 2018 and 2017 consist of the following:

	Year Ended December 31,
(In thousands except share amounts)	2019(1)	2018(1)	2017

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$122,645	$180,015	$95,276
Denominator:
Weighted average number of shares of Class A common stock outstanding	105,455,849	97,226,027	81,902,524
Basic net income (loss) per share of Class A common stock	$1.16	$1.85	$1.16

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$122,645	$180,015	$95,276
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)(2)	—	—	30,378
Additional corporate tax (expense) benefit(2)	—	—	(1,608)
Diluted net income (loss) attributable to Class A common shareholders	122,645	180,015	$124,046
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	105,455,849	97,226,027	81,902,524
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders(3)	—	—	27,773,765
Incremental shares of unvested Class A restricted stock(3)	943,934	426,038	28,591
Incremental shares of unvested stock options	—	—	—
Diluted weighted average number of shares of Class A common stock outstanding	106,399,783	97,652,065	109,704,880
Diluted net income (loss) per share of Class A common stock	$1.15	$1.84	$1.13

(1)
For years ended December 31, 2019 and 2018, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

(2)	The Company is using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.

(3)	The Company is using the treasury stock method.

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

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note ($ in thousands):

	Year Ended December 31,
	2019	2018	2017

Stock Based Compensation Expense:
Annual Incentive Awards Granted in 2015 with Respect to 2014 Performance	$—	$172	$1,876
Annual Incentive Awards Granted in 2016 with Respect to 2015 Performance	131	1,294	2,094
Annual Incentive Awards Granted in 2017 with Respect to 2016 Performance(1)	1,214	2,178	7,289
Other 2017 Restricted Stock Awards(1)	127	334	302
Annual Incentive Awards Granted in 2017 with Respect to 2017 Performance(1)	2,524	4,448	6,768
2018 Restricted Stock Awards	50	324	—
Other 2018 Restricted Stock Awards(1)	42	23	—
Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance(1)	17,215	—	—
2019 Restricted Stock Awards	445	—	—
Other Employee/Director Awards	29	58	636
Total Stock Based Compensation Expense	$21,777	$8,831	$18,965

Phantom Equity Investment Plan	$1,341	$—	$510
Ladder Capital Corp Deferred Compensation Plan	$—	$1,163	$568
Bonus Expense	$28,235	$34,465	$33,747

(1)	Includes immediate vesting of retirement eligible employees, including Brian Harris, our Chief Executive Officer.

Summary of Restricted Stock and Stock and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share

Grants - Class A Common Stock (restricted)	1,569,694	$17.54	33,656	$14.86	1,996,594	$13.77
Grants - Class A Common Stock (restricted) dividends	11,113	16.61	—	—	15,560	13.90
Stock Options	12,073	—	—	—	—	—

The table below presents the number of unvested shares and outstanding stock options at December 31, 2019 and changes during 2019 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2018	1,118,194	982,135
Granted	1,580,807	12,073
Exercised		—
Vested	(1,253,616)
Forfeited	(8,702)	—
Expired		—
Nonvested/Outstanding at December 31, 2019	1,436,683	994,208

Exercisable at December 31, 2019		994,208

At December 31, 2019 there was $11.4 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 30.4 months, with a weighted-average remaining vesting period of 23.9 months.

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

As of December 31, 2018 there was $5.8 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 31 months, with a weighted-average remaining vesting period of 20.2 months.

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

On February 11, 2017 (the “Harris Retirement Eligibility Date”), all outstanding Annual Restricted Stock Awards, including the time-vesting portion and the performance-vesting portion, and all outstanding Annual Option Awards granted to Mr. Harris became fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Harris Retirement Eligibility Date will be fully vested at grant. The Executive Retirement Eligibility Date for Pamela McCormack was December 8, 2019 (the “McCormack Retirement Eligibility Date”) and for Management Grantees other than Harris and McCormack, the Executive Retirement Eligibility Date was February 11, 2019. Upon the Management Grantees' respective Retirement Eligibility Dates, all outstanding time-vesting portions of their respective Annual Restricted Stock Awards and the Annual Option Awards became fully vested, and any Annual Restricted Stock Awards and Annual Option Awards granted after the Executive Retirement Eligibility Date will be fully vested at grant. Upon the respective Executive Retirement Eligibility Dates for each of the Management Grantees except Mr. Harris, the performance-vesting portion of such Management Grantee’s Annual Restricted Stock Awards remained outstanding for the performance period and will vest to the extent we meet the Performance Target, including via the Catch-Up Provision described above, regardless of continued employment with our subsidiaries following the respective Executive Retirement Eligibility Dates.

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

In the event a Non-Management Grantee is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (and be forfeited) in accordance with the performance conditions; provided under certain changes in control, all restricted stock awards will become fully vested upon such change in control.

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

Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance

For 2018 performance, management received stock-based incentive equity. On February 18, 2019, Annual Restricted Stock Awards were granted to Management Grantees with an aggregate value of $11.7 million which represents 666,288 shares of restricted Class A common stock in connection with 2018 compensation. In accordance with the Harris Employment Agreement, Mr. Harris’ annual awards were fully vested at grant. Having attained their Executive Retirement Eligibility Date, fifty percent of the annual awards (representing the portion of the Annual Restricted Stock Awards historically subject to time-based vesting) to Messrs. Fox, Harney, and Perelman was fully vested at grant and the remaining fifty percent of each of their Annual Restricted Stock Awards is subject to performance-based criteria. For Ms. McCormack, the vesting of her annual awards is the same as described for the Annual Restricted Stock Awards with respect to 2017 performance. Subject to Ms. McCormack’s continued employment on the applicable vesting dates and the McCormack Retirement Eligibility Date, her time-vesting restricted stock will vest in three installments on each of February 18, 2020, February 18, 2021 and February 18, 2022. The performance-vesting restricted stock for the Management Grantees other than Mr. Harris will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2019, 2020 and 2021, respectively. The Catch-Up Provision applies to the performance vesting portion of this award.

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

3.
Having attained their Executive Retirement Eligibility Date, compensation expense for restricted stock subject to time-based vesting criteria granted to Messrs. Fox, Harney, and Perelman will be expensed immediately as the restricted stock fully vested at grant date.

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

In the event a Non-Management Grantee is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (and be forfeited) in accordance with the performance conditions.

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

As of December 31, 2019, there are 265,275 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 52,861 are unvested, resulting in a liability of $4.9 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2018, there were 380,662 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 130,389 were unvested, resulting in a liability of $5.9 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On February 6, 2020, the board of directors of Ladder Capital Corp approved the 2019 bonus payments to employees, including officers, totaling $55.2 million, which included $27.0 million of equity based compensation. The bonuses were accrued for as of December 31, 2019 and paid to employees in full on February 14, 2020. On February 7, 2019, the board of directors of Ladder Capital Corp approved the 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. During the years ended December 31, 2019, 2018, and 2017, the Company recorded compensation expense of $28.2 million, $34.5 million and $33.7 million, respectively, related to bonuses.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2019 and 2018 are as follows ($ in thousands):

December 31, 2019

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,640,597		$1,640,905	$1,644,322	Internal model, third-party inputs	3.08%	2.41
CMBS interest-only(1)	1,559,160	(2)	28,553	29,146	Internal model, third-party inputs	3.04%	2.53
GNMA interest-only(3)	109,783	(2)	1,982	1,851	Internal model, third-party inputs	4.59%	2.77
Agency securities(1)	629		640	637	Internal model, third-party inputs	1.73%	1.83
GNMA permanent securities(1)	31,461		31,681	32,369	Internal model, third-party inputs	3.17%	1.93
Equity securities(3)	N/A		12,848	12,980	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,277,596		3,257,036	3,273,219	Discounted Cash Flow(4)	6.94%	1.43
Provision for loan losses	N/A		(20,500)	(20,500)	(5)	N/A	N/A
Mortgage loan receivables held for sale	122,748		122,325	124,989	Internal model, third-party inputs(6)	4.20%	9.99
FHLB stock(7)	61,619		61,619	61,619	(7)	4.75%	N/A
Nonhedge derivatives(1)(8)	340,200		N/A	693	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	1,781,253		1,781,253	1,781,253	Discounted Cash Flow(9)	2.50%	0.19
Repurchase agreements - long-term	34,681		34,681	34,681	Discounted Cash Flow(10)	2.81%	1.41
Mortgage loan financing	807,854		812,606	838,766	Discounted Cash Flow(10)	4.91%	1.51
Borrowings from the FHLB	1,073,500		1,073,500	1,080,354	Discounted Cash Flow	2.33%	2.08
Senior unsecured notes	1,166,201		1,157,833	1,208,860	Broker quotations, pricing services	5.39%	3.28
Nonhedge derivatives(1)(8)	69,571		N/A	—	Counterparty quotations	N/A	0.36

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2019 and 2018 ($ in thousands):

December 31, 2019

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,628,476		$—	$—	$1,632,714	$1,632,714
CMBS interest-only(1)	1,548,061	(2)	—	—	28,342	28,342
GNMA interest-only(3)	109,783	(2)	—	—	1,851	1,851
Agency securities(1)	629		—	—	637	637
GNMA permanent securities(1)	31,461		—	—	32,369	32,369
Equity securities	N/A		12,980	—	—	12,980
Nonhedge derivatives(4)	340,200		—	693	—	693
			$12,980	$693	$1,695,913	$1,709,586
Liabilities:
Nonhedge derivatives(4)	69,571		$—	$—	$—	$—

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,277,597		$—	$—	$3,273,219	$3,273,219
Provision for loan losses	N/A		—	—	(20,500)	(20,500)
Mortgage loan receivable held for sale	122,748		—	—	124,989	124,989
CMBS(5)	12,121		—	—	11,608	11,608
CMBS interest-only(5)	11,099	(2)	—	—	804	804
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,451,739	$3,451,739
Liabilities:
Repurchase agreements - short-term	1,781,253		$—	$—	$1,781,253	$1,781,253
Repurchase agreements - long-term	34,681		—	—	34,681	34,681
Mortgage loan financing	807,854		—	—	838,766	838,766
Borrowings from the FHLB	1,073,500		—	—	1,080,354	1,080,354
Senior unsecured notes	1,166,201		—	—	1,208,860	1,208,860
			$—	$—	$4,943,914	$4,943,914

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
Level 3	2019	2018

Balance at January 1,	$1,398,576	$1,106,517
Transfer from level 2	—	—
Purchases	1,627,063	756,449
Sales	(850,513)	(322,979)
Paydowns/maturities	(491,790)	(109,446)
Amortization of premium/discount	(12,185)	(21,473)
Unrealized gain/(loss)	10,014	(4,586)
Realized gain/(loss) on sale(1)	14,748	(5,906)
Balance at December 31,	$1,695,913	$1,398,576

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2019

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,632,714		Discounted cash flow	Yield (4)	—%	3.11%	19.92%
				Duration (years)(5)	0.00	1.63	6.87
CMBS interest-only(1)	28,342	(2)	Discounted cash flow	Yield (4)	1.57%	3.93%	7.62%
				Duration (years)(5)	0.26	2.47	3.51
				Prepayment speed (CPY)(5)	100.00	97.24	100.00
GNMA interest-only(3)	1,851	(2)	Discounted cash flow	Yield (4)	(4.82)%	15.13%	44.5%
				Duration (years)(5)	0.85	2.90	13.69
				Prepayment speed (CPJ)(5)	5.00	12.36	35.00
Agency securities(1)	637		Discounted cash flow	Yield (4)	—%	1.7%	2.16%
				Duration (years)(5)	0.00	2.30	2.92
GNMA permanent securities(1)	32,369		Discounted cash flow	Yield (4)	56.56%	166.79%	410.00%
				Duration (years)(5)	2.60	3.61	6.49
Total	$1,695,913

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of assets value due to impairment. Refer to Note 3, Mortgage Loan Receivables and Note 5, Real Estate and Related Lease Intangibles, Net for disclosure of level 3 inputs.

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2019	2018	2017

Current expense (benefit)
U.S. Federal	$(1,772)	$7,099	$1,845
State and local	(396)	7,068	276
Total current expense (benefit)	(2,168)	14,167	2,121
Deferred expense (benefit)
U.S. Federal	3,824	(5,115)	4,632
State and local	990	(2,409)	959
Total deferred expense (benefit)	4,814	(7,524)	5,591
Provision for income tax expense (benefit)	$2,646	$6,643	$7,712

There were $3.8 million corporate taxes payable (receivable) as of December 31, 2019. Corporate taxes payable (receivable) as of December 31, 2018 were $6.1 million. There were $0.5 million NYC UBT taxes payable (receivable) at December 31, 2019. NYC UBT taxes payable (receivable) at December 31, 2018 were $0.5 million. Prepaid corporate taxes as of December 31, 2019 and 2018 were $10.5 million and $11.6 million, respectively.

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018		2017

US statutory tax rate	21.00%	21.00%		35.00%
REIT income not subject to corporate income tax	(21.89)%	(18.86)%		(29.53)%
Increase due to state and local taxes	(0.25)%	2.44%	(1)	0.74%
Change in valuation allowance	3.26%	(1.64)%		2.13%
Offshore non-taxable income	(0.24)%	—%		—%
UTP released	(0.46)%	—%		—%
Impact of Tax Cuts and Jobs Act	—%	—%		(2.53)%
Other	0.45%	(0.03)%		(0.04)%
Effective income tax rate	1.87%	2.91%		5.77%

(1)
The increase in state taxes shown above is primarily related to additional tax expense of $3.3 million for the year ended December 31, 2018, pertaining to New York State tax audits, further discussed below.

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2019 and 2018, the Company’s net deferred tax assets (liabilities) were $(2.1) million and $2.3 million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2019	December 31, 2018

Deferred Tax Assets
Basis difference in operating partnerships	$246	$1,343
Net unrealized losses	1,440	937
Capital losses carryforward	6,717	2,427
Valuation allowance	(6,717)	(2,427)
Interest expense limitation	846	—
Total Deferred Tax Assets	$2,532	$2,280

	December 31, 2019	December 31, 2018

Deferred Tax Liability
Basis difference in operating partnerships	$4,671	$—
Total Deferred Tax Liability	$4,671	$—

As of December 31, 2019, the Company had $6.7 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2018, the Company had $2.4 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2021. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2019, the tax years 2016-2019 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In January 2019, a settlement was reached with New York State pertaining to an audit of these corporate entities for the years 2013-2015. As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York in 2018. Pursuant to the indemnification, management expected to recover $2.5 million of the $3.3 million from indemnity counterparties and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. As of July 31, 2019, the Company collected all amounts owed by the counterparties related to the 2013-2015 audit. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. As of December 31, 2019 and 2018, the Company’s unrecognized tax benefit is a liability for $0.2 million and $0.8 million, respectively, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2019, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months. The statute of limitations for the federal portion of the $0.8 million unrecognized tax benefit as of December 31, 2018 expired as of September 30, 2019. This expiration allowed us to release $0.6 million of the unrecognized tax benefit liability.

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

As of December 31, 2019 and 2018, pursuant to the Tax Receivable Agreement, the Company had a liability of $1.6 million and $1.6 million, respectively, included in amount payable pursuant to tax receivable agreement in the consolidated balance sheets for TRA Members. The amount and timing of any payments may vary based on a number of factors, including the absence of any material change in the relevant tax law, the Company continuing to earn sufficient taxable income to realize all tax benefits, and assuming no additional exchanges that are subject to the Tax Receivable Agreement. Depending upon the outcome of these factors, the Company may be obligated to make substantial payments pursuant to the Tax Receivable Agreement. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates, the actual benefit the Company realizes on its annual income tax returns, and any additional exchanges.

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

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which is included in other assets in the consolidated balance sheets. As of December 31, 2019, members of senior management have $0.8 million invested in the Fund. LCAM earns a 0.75% fee on assets under management, which may be reduced for expenses incurred in excess of the Fund’s expense cap of 0.95%.

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

Mr. O’Toole did not stand for re-election upon the expiration of his term and was no longer a member of the Board effective as of the Company’s June 4, 2019 shareholder meeting.

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

On March 13, 2017, Related Reserve IV LLC, an affiliate of Related Fund Management LLC (the “B Participation Holder”), purchased a $4.0 million subordinate participation interest (the “B Participation Interest”) in the up to $136.5 million mortgage loan (the “Loan”) secured by the Conrad hotels and condominiums in Fort Lauderdale, Florida from a subsidiary of the Company. The B Participation Interest earns interest at an annual rate of 17%, with the Company’s participation interest (the “A Participation Interest”) receiving the balance of all interest paid under the Loan. Upon an event of default under the Loan, all receipts will be applied to the payment of interest and principal on the Company’s share of the principal balance before the B Participation Holder receives any sums. The Company retains all control over the administration and servicing of the whole loan, except that upon the occurrence of certain Loan defaults and other events, the B Participation Holder will have the option to trigger a buy-sell option, whereupon the Company shall have the right to either repurchase the B Participation Interest at par or sell the A Participation Interest to the B Participation Holder at par plus exit fees that would have been payable upon a borrower repayment. Because the participation interest was not pari passu and effective control continued to reside with the retained portions of the loans the transfers of any portion of this loan asset is considered a non-recourse secured borrowing in which the full loan asset remains on the Company’s consolidated balance sheets in mortgage loan receivables held for investment, net, at amortized cost and the sale proceeds are reported as debt obligations. The loan was repaid during the three months ended June 30, 2019. See Note 7, Debt Obligations, Net for further detail. The Company recorded $0.2 million, $0.5 million and $0.5 million of interest expense for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in accrued expenses on the consolidated balance sheets.

On December 12, 2018, Ladder provided a $6.4 million first mortgage interest-only loan to a borrower affiliated with principals of Related to facilitate the acquisition of a gym facility and associated parking located in Woodbury, New York. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 12% interest in the borrowing entity and was a member of Ladder’s board of directors. For the years ended December 31, 2019 and 2018, the Company earned $0.1 million and $19.3 thousand, respectively, in interest income related to this loan. The loan was sold into a securitization trust during the three months ended June 30, 2019.

On March 5, 2019, Ladder provided a $14.3 million first mortgage interest-only loan to a borrower affiliated with principals of Related to refinance a gym facility and associated parking located in Bloomfield Heights, Michigan. The borrowing entity is owned directly or indirectly by certain investors, including, among other principals of Related, Richard O’Toole, who owns an approximate 0.7% interest in the borrowing entity and was a member of Ladder’s board of directors. For the year ended December 31, 2019, the Company earned $0.3 million in interest income related to this loan. The loan was sold into a securitization trust during the three months ended June 30, 2019.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. There is no cumulative effect on retained earnings or other components of equity recognized as of January 1, 2019. As of December 31, 2019, the Company had a $2.3 million lease liability and a $2.2 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $6.4 million, $9.7 million and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of December 31, 2019, the Company’s off-balance sheet arrangements consisted of $286.5 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. As of December 31, 2018, the Company’s off-balance sheet arrangements consisted of $379.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing, at rates to be determined at the time of funding. Such commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Year ended December 31, 2019
Interest income	$270,239	$58,880	$32	$1,084		$330,235
Interest expense	(50,293)	(19,248)	(37,226)	(97,586)		(204,353)
Net interest income (expense)	219,946	39,632	(37,194)	(96,502)		125,882
Provision for loan losses	(2,600)	—	—	—		(2,600)
Net interest income (expense) after provision for loan losses	217,346	39,632	(37,194)	(96,502)		123,282

Operating lease income	—	—	106,366	—		106,366
Sale of loans, net	54,758	—	—	—		54,758
Realized gain (loss) on securities	—	14,911	—	—		14,911
Unrealized gain (loss) on equity securities	—	1,737	—	—		1,737
Unrealized gain (loss) on Agency interest-only securities	—	84	—	—		84
Realized gain on sale of real estate, net	—	—	1,392	—		1,392
Impairment of real estate	—	—	(1,350)	—		(1,350)
Fee and other income	19,188	1,592	8	3,615		24,403
Net result from derivative transactions	(16,160)	(13,851)	—	—		(30,011)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	3,432	—		3,432
Gain (loss) on extinguishment of debt	—	—	(1,070)	—		(1,070)
Total other income (loss)	57,786	4,473	108,778	3,615		174,652

Salaries and employee benefits	—	—	—	(67,768)		(67,768)
Operating expenses	—	—	—	(22,595)	(3)	(22,595)
Real estate operating expenses	—	—	(23,323)			(23,323)
Fee expense	(4,602)	(350)	(1,138)	—		(6,090)
Depreciation and amortization	—	—	(38,412)	(99)		(38,511)
Total costs and expenses	(4,602)	(350)	(62,873)	(90,462)		(158,287)

Income tax (expense) benefit	—	—	—	(2,646)		(2,646)
Segment profit (loss)	$270,530	$43,755	$8,711	$(185,995)		$137,001

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472		$6,669,152

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Year ended December 31, 2018
Interest income	$310,149	$34,217	$24	$426		$344,816
Interest expense	(62,474)	(4,617)	(34,739)	(92,461)		(194,291)
Net interest income (expense)	247,675	29,600	(34,715)	(92,035)		150,525
Provision for loan losses	(13,900)	—	—	—		(13,900)
Net interest income (expense) after provision for loan losses	233,775	29,600	(34,715)	(92,035)		136,625

Operating lease income	—	—	106,177	—		106,177
Sale of loans, net	16,511	—	—	—		16,511
Realized gain (loss) on securities	—	(5,808)	—	—		(5,808)
Unrealized gain (loss) on equity securities	—	(1,605)	—	—		(1,605)
Unrealized gain (loss) on Agency interest-only securities	—	555	—	—		555
Realized gain on sale of real estate, net	—	—	95,881	—		95,881
Fee and other income	16,490	—	3,416	6,379		26,285
Net result from derivative transactions	10,467	5,459	—	—		15,926
Earnings (loss) from investment in unconsolidated joint ventures	—	—	790	—		790
Gain (loss) on extinguishment of debt	(69)	—	(4,323)	—		(4,392)
Total other income (loss)	43,399	(1,399)	201,941	6,379		250,320

Salaries and employee benefits	—	—	—	(60,117)		(60,117)
Operating expenses	—	—	—	(21,696)	(3)	(21,696)
Real estate operating expenses	—	—	(29,799)			(29,799)
Fee expense	(4,040)	(398)	(617)	—		(5,055)
Depreciation and amortization	—	—	(41,884)	(75)		(41,959)
Total costs and expenses	(4,040)	(398)	(72,300)	(81,888)		(158,626)

Income tax (expense) benefit	—	—	—	(6,643)		(6,643)
Segment profit (loss)	$273,134	$27,803	$94,926	$(174,187)		$221,676

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441		$6,272,872

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Year ended December 31, 2017
Interest income	$219,892	$43,542	$15	$218		$263,667
Interest expense	(39,530)	(5,800)	(28,679)	(72,109)		(146,118)
Net interest income (expense)	180,362	37,742	(28,664)	(71,891)		117,549
Provision for loan losses	—	—	—	—		—
Net interest income (expense) after provision for loan losses	180,362	37,742	(28,664)	(71,891)		117,549

Operating lease income	—	—	96,671	—		96,671
Sale of loans, net	54,046	—	—	—		54,046
Realized gain (loss) on securities	—	17,209	—	—		17,209
Unrealized gain (loss) on Agency interest-only securities	—	1,405	—	—		1,405
Realized gain on sale of real estate, net	—	—	11,423	—		11,423
Fee and other income	6,859	—	7,865	3,617		18,341
Net result from derivative transactions	(8,425)	(4,216)	—	—		(12,641)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	89	—		89
Gain (loss) on extinguishment of debt	(19)	—	—	(54)		(73)
Total other income (loss)	52,461	14,398	116,048	3,563		186,470

Salaries and employee benefits	—	—	—	(70,463)		(70,463)
Operating expenses	302	—	—	(21,723)	(3)	(21,421)
Real estate operating expenses	—	—	(33,216)	—		(33,216)
Fee expense	(3,649)	(280)	(1,067)	—		(4,996)
Depreciation and amortization	—	—	(40,239)	(93)		(40,332)
Total costs and expenses	(3,347)	(280)	(74,522)	(92,279)		(170,428)

Income tax (expense) benefit	—	—	—	(7,712)		(7,712)
Segment profit (loss)	$229,476	$51,860	$12,862	$(168,319)		$125,879

Total assets as of December 31, 2017	$3,508,642	$1,106,517	$1,067,482	$342,974		$6,025,615

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $48.4 million and $40.4 million as of December 31, 2019 and 2018, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $57.9 million as of December 31, 2019 and 2018, respectively, the Company’s deferred tax asset (liability) of $(2.1) million and $2.3 million as of December 31, 2019 and 2018, respectively and the Company’s senior unsecured notes of $1.2 billion as of December 31, 2019 and 2018.

(3)	Includes $12.4 million, $11.5 million and $11.2 million of professional fees for the years ended December 31, 2019, 2018 and 2017, respectively.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the consolidated quarterly financial information for the Company ($ in thousands except per share and dividend amounts):

	Q4 2019	Q3 2019	Q2 2019	Q1 2019

Interest income	$76,196	$82,251	$85,322	$86,466
Net interest income after provision for loan losses	24,857	30,854	32,653	34,918
Other income (loss)	59,601	38,195	43,708	33,148
Costs and expenses	36,839	36,989	38,069	46,390
Income (loss) before taxes	47,619	32,060	38,291	21,677
Income tax expense (benefit)	2,169	1,112	2,219	(2,854)
Net income (loss)	45,450	30,948	36,072	24,531
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	4	(64)	307	447
Net (income) loss attributable to noncontrolling interest in operating partnership	(4,804)	(3,308)	(4,136)	(2,802)
Net income (loss) attributable to Class A common shareholders	$40,650	$27,577	$32,242	$22,175

Earnings per share:
Basic	$0.38	$0.26	$0.31	$0.21
Diluted	$0.37	$0.26	$0.30	$0.21

Dividends per share of Class A common stock	$0.340	$0.340	$0.340	$0.340

	Q4 2018	Q3 2018	Q2 2018	Q1 2018(1)

Interest income	$90,994	$90,386	$85,230	$78,206
Net interest income after provision for loan losses	41,009	28,610	36,513	30,493
Other income (loss)(2)	23,411	96,194	46,381	84,334
Costs and expenses	36,610	40,136	38,753	43,127
Income (loss) before taxes	27,810	84,668	44,141	71,700
Income tax expense (benefit)	964	1,204	573	3,902
Net income (loss)	26,846	83,464	43,568	67,798
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	268	(7,843)	133	(8,422)
Net (income) loss attributable to noncontrolling interest in operating partnership	(3,011)	(8,991)	(5,294)	(8,501)
Net income (loss) attributable to Class A common shareholders	$24,103	$66,630	$38,407	$50,875

Earnings per share:
Basic	$0.24	$0.69	$0.40	$0.53
Diluted	$0.24	$0.67	$0.40	$0.53

Dividends per share of Class A common stock(3)	$0.570	$0.325	$0.325	$0.315

(1)	See Note 2, Significant Accounting Policies, “Out-of-Period Adjustments” for out-of-period adjustments included in the three month period ended March 31, 2018.

(2)	During the quarter ended December 31, 2018, other income (loss) includes $2.5 million in income from an indemnity counterparty, which is more fully discussed in Note 16, Income Taxes.

(3)
On October 30, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

Senior Unsecured Notes
2027 Notes

On January 30, 2020, LCFH and LCFC, a wholly-owned subsidiary of LCFH, issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027 (the “2027 Notes”). The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness.

Committed Loan Repurchase Facilities

On February 14, 2020, the Company amended one of its committed loan repurchase facilities with a major U.S. bank to reduce the maximum capacity of the facility from $600.0 million to $500.0 million.

On February 26, 2020, the Company amended one of its committed loan repurchase facilities with a major U.S. bank, extending the term of the facility. The current maturity date is now February 26, 2021, and the Company has three one-year extension options for a final maturity date of February 26, 2024. The Company also reduced the maximum size of the facility from $350.0 million to $250.0 million.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2019
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Wardsville, MO	$—	$257	$919	$202	$—	$257	$919	$202	$1,378	$(3)	11/22/19	2019	40 yrs
Retail Property in Kincheloe, MI	—	58	939	229	—	58	939	229	1,226	(4)	11/22/19	2019	45 yrs
Retail Property in Clinton, IN	—	269	954	204	—	269	954	204	1,427	(4)	11/22/19	2019	44 yrs
Retail Property in Saginaw, MI	—	96	1,014	210	—	96	1,014	210	1,320	(9)	10/04/19	2019	45 yrs
Retail Property in Rolla, MO	947	110	1,011	188	—	110	1,011	188	1,309	(8)	10/04/19	2019	40 yrs
Retail Property in Sullivan, IL	1,179	340	981	257	—	340	981	257	1,578	(9)	09/13/19	2019	50 yrs
Retail Property in Becker, MN	—	136	922	188	—	136	922	188	1,246	(9)	09/13/19	2019	55 yrs
Retail Property in Adrian, MO	861	136	884	191	—	136	884	191	1,211	(9)	09/13/19	2019	45 yrs
Retail Property in Chillicothe, IL	1,028	227	1,047	245	—	227	1,047	245	1,519	(11)	09/05/19	2019	50 yrs
Retail Property in Poseyville, IN	873	160	947	194	—	160	947	194	1,301	(12)	08/13/19	2019	44 yrs
Retail Property in Dexter, MO	882	141	890	177	—	141	890	177	1,208	(14)	07/09/19	2019	40 yrs
Retail Property in Hubbard Lake, MI	923	40	1,017	203	—	40	1,017	203	1,260	(17)	07/09/19	2019	40 yrs
Retail Property in Fayette, MO	1,094	107	1,168	219	—	107	1,168	219	1,494	(21)	06/26/19	2019	40 yrs
Retail Property in Centralia, IL	951	200	913	193	—	200	913	193	1,306	(24)	04/25/19	2019	40 yrs
Retail Property in Trenton, MO	894	396	628	202	—	396	628	202	1,226	(28)	02/26/19	2019	30 yrs
Retail Property in Houghton Lake, MI	969	124	939	241	—	124	939	241	1,304	(29)	02/26/19	2018	40 yrs
Retail Property in Pelican Rapids, MN	919	78	1,016	$169	—	78	1,016	169	1,263	(45)	12/26/18	2018	30 yrs
Retail Property in Carthage, MO	848	225	766	176	—	225	766	176	1,167	(29)	12/26/18	2018	40 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Bolivar, MO	897	186	876	182	—	186	876	182	1,244	(33)	12/26/18	2018	40 yrs
Retail Property in Pinconning, MI	951	167	905	221	—	167	905	221	1,293	(31)	12/06/18	2018	45 yrs
Retail Property in New Hampton, IA	1,016	177	1,111	187	—	177	1,111	187	1,475	(48)	11/30/18	2018	35 yrs
Retail Property in Ogden, IA	857	107	931	153	—	107	931	153	1,191	(47)	10/03/18	2018	35 yrs
Retail Property in Wonder Lake, IL	942	221	888	214	—	221	888	214	1,323	(60)	04/12/18	2017	39 yrs
Retail Property in Moscow Mills, MO	991	161	945	203	—	161	945	203	1,309	(58)	04/12/18	2018	45 yrs
Retail Property in Foley, MN	883	238	823	172	—	238	823	172	1,233	(61)	04/12/18	2018	35 yrs
Retail Property in Kirbyville, MO	870	98	965	155	—	98	965	155	1,218	(58)	04/02/18	2018	40 yrs
Retail Property in Gladwin, MI	883	88	951	203	—	88	951	203	1,242	(56)	04/02/18	2017	45 yrs
Retail Property in Rockford, MN	886	187	850	207	—	187	850	207	1,244	(89)	12/08/17	2017	30 yrs
Retail Property in Winterset, IA	934	272	830	200	—	272	830	200	1,302	(70)	12/08/17	2017	35 yrs
Retail Property in Kawkawlin, MI	917	242	871	179	—	242	871	179	1,292	(85)	10/05/17	2017	30 yrs
Retail Property in Aroma Park, IL	949	223	869	164	—	223	869	164	1,256	(72)	10/05/17	2017	35 yrs
Retail Property in East Peoria, IL	1,019	233	998	161	—	233	998	161	1,392	(81)	10/05/17	2017	40 yrs
Retail Property in Milford, IA	987	254	883	217	—	254	883	217	1,354	(78)	09/08/17	2017	40 yrs
Retail Property in Jefferson City, MO	949	164	966	205	—	164	966	205	1,335	(89)	06/02/17	2016	40 yrs
Retail Property in Denver, IA	903	198	840	191	—	198	840	191	1,229	(87)	05/31/17	2017	35 yrs
Retail Property in Port O'Connor, TX	954	167	937	200	—	167	937	200	1,304	(97)	05/25/17	2017	35 yrs
Retail Property in Wabasha, MN	969	237	912	214	—	237	912	214	1,363	(103)	05/25/17	2016	35 yrs
Office in Jacksonville, FL	83,247	13,290	106,601	21,362	2,569	13,290	109,169	21,362	143,821	(12,049)	05/23/17	1989	36 yrs
Retail Property in Shelbyville, IL	867	189	849	199	—	189	849	199	1,237	(84)	05/23/17	2016	40 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jesup, IA	889	119	890	191	—	119	890	191	1,200	(92)	05/05/17	2017	35 yrs
Retail Property in Hanna City, IL	869	174	925	132	—	174	925	132	1,231	(93)	04/11/17	2016	39 yrs
Retail Property in Ridgedale, MO	997	250	928	187	—	250	928	187	1,365	(96)	03/09/17	2016	40 yrs
Retail Property in Peoria, IL	908	209	933	133	—	209	933	133	1,275	(103)	02/06/17	2016	35 yrs
Retail Property in Carmi, IL	1,105	286	916	239	—	286	916	239	1,441	(99)	02/03/17	2016	40 yrs
Retail Property in Springfield, IL	1,006	391	784	227	—	393	789	224	1,406	(93)	11/16/16	2016	40 yrs
Retail Property in Fayetteville, NC	4,906	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(745)	11/15/16	2008	37 yrs
Retail Property in Dryden Township, MI	915	178	893	201	—	178	899	202	1,279	(101)	10/26/16	2016	40 yrs
Retail Property in Lamar, MO	905	164	903	171	—	164	903	171	1,238	(109)	07/22/16	2016	40 yrs
Retail Property in Union, MO	949	267	867	207	—	267	867	207	1,341	(117)	07/01/16	2016	40 yrs
Retail Property in Pawnee, IL	949	249	775	206	—	249	775	206	1,230	(106)	07/01/16	2016	40 yrs
Retail Property in Linn, MO	863	89	920	183	—	89	920	183	1,192	(114)	06/30/16	2016	40 yrs
Retail Property in Cape Girardeau, MO	1,024	453	702	217	—	453	702	217	1,372	(99)	06/30/16	2016	40 yrs
Retail Property in Decatur-Pershing, IL	1,055	395	924	155	—	395	924	155	1,474	(114)	06/30/16	2016	40 yrs
Retail Property in Rantoul, IL	927	100	1,023	178	—	100	1,023	178	1,301	(118)	06/21/16	2016	40 yrs
Retail Property in Flora Vista, NM	1,005	272	864	198	—	272	864	198	1,334	(141)	06/06/16	2016	35 yrs
Retail Property in Mountain Grove, MO	984	163	1,026	212	—	163	1,026	212	1,401	(132)	06/03/16	2016	40 yrs
Retail Property in Decatur-Sunnyside, IL	949	182	954	139	—	182	954	139	1,275	(117)	06/03/16	2016	40 yrs
Retail Property in Champaign, IL	1,020	365	915	149	—	365	915	149	1,429	(109)	06/03/16	2016	40 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in San Antonio, TX	890	252	703	196	—	251	702	196	1,149	(113)	05/06/16	2015	35 yrs
Retail Property in Borger, TX	786	68	800	181	—	68	800	181	1,049	(112)	05/06/16	2016	40 yrs
Retail Property in Dimmitt, TX	1,054	86	1,077	236	—	85	1,074	236	1,395	(145)	04/26/16	2016	40 yrs
Retail Property in St. Charles, MN	964	200	843	226	—	200	843	226	1,269	(144)	04/26/16	2016	30 yrs
Retail Property in Philo, IL	927	160	889	189	—	160	889	189	1,238	(111)	04/26/16	2016	40 yrs
Retail Property in Radford, VA	1,133	411	896	256	—	411	896	256	1,563	(167)	12/23/15	2015	40 yrs
Retail Property in Rural Retreat, VA	1,033	328	811	260	—	328	811	260	1,399	(146)	12/23/15	2015	40 yrs
Retail Property in Albion, PA	1,120	100	1,033	392	—	100	1,033	392	1,525	(246)	12/23/15	2015	50 yrs
Retail Property in Mount Vernon, AL	939	187	876	174	—	187	876	174	1,237	(141)	12/23/15	2015	44 yrs
Retail Property in Malone, NY	1,083	183	1,154	137	—	183	1,154	137	1,474	(163)	12/16/15	2015	39 yrs
Retail Property in Mercedes, TX	835	257	874	132	—	257	874	132	1,263	(117)	12/16/15	2015	45 yrs
Retail Property in Gordonville, MO	772	247	787	173	—	247	787	173	1,207	(120)	11/10/15	2015	40 yrs
Retail Property in Rice, MN	818	200	859	184	—	200	859	184	1,243	(174)	10/28/15	2015	30 yrs
Retail Property in Bixby, OK	7,965	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(1,212)	10/27/15	2012	37 yrs
Retail Property in Farmington, IL	897	96	1,161	150	—	96	1,161	150	1,407	(155)	10/23/15	2015	40 yrs
Retail Property in Grove, OK	3,630	402	4,364	817	—	402	4,364	817	5,583	(715)	10/20/15	2012	37 yrs
Retail Property in Jenks, OK	8,813	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(1,440)	10/19/15	2009	38 yrs
Retail Property in Bloomington, IL	818	173	984	138	—	173	984	138	1,295	(140)	10/14/15	2015	40 yrs
Retail Property in Montrose, MN	782	149	876	169	—	149	876	169	1,194	(176)	10/14/15	2015	30 yrs
Retail Property in Lincoln County , MO	740	149	800	188	—	149	800	188	1,137	(123)	10/14/15	2015	40 yrs
Retail Property in Wilmington, IL	903	161	1,078	160	—	161	1,078	160	1,399	(152)	10/07/15	2015	40 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Danville, IL	740	158	870	132	—	158	870	132	1,160	(116)	10/07/15	2015	40 yrs
Retail Property in Moultrie, GA	932	170	962	173	—	170	962	173	1,305	(189)	09/22/15	2014	44 yrs
Retail Property in Rose Hill, NC	1,002	245	972	203	—	245	972	203	1,420	(183)	09/22/15	2014	44 yrs
Retail Property in Rockingham, NC	823	73	922	163	—	73	922	163	1,158	(164)	09/22/15	2014	44 yrs
Retail Property in Biscoe, NC	861	147	905	164	—	147	905	164	1,216	(167)	09/22/15	2014	44 yrs
Retail Property in De Soto, IA	705	139	796	176	—	139	796	176	1,111	(133)	09/08/15	2015	35 yrs
Retail Property in Kerrville, TX	768	186	849	200	—	186	849	200	1,235	(166)	08/28/15	2015	35 yrs
Retail Property in Floresville, TX	815	268	828	216	—	268	828	216	1,312	(168)	08/28/15	2015	35 yrs
Retail Property in Minot, ND	4,698	1,856	4,472	618	—	1,856	4,472	618	6,946	(661)	08/19/15	2012	38 yrs
Retail Property in Lebanon, MI	820	359	724	178	—	359	724	178	1,261	(118)	08/14/15	2015	40 yrs
Retail Property in Effingham County, IL	820	273	774	205	—	273	774	205	1,252	(137)	08/10/15	2015	40 yrs
Retail Property in Ponce, Puerto Rico	6,522	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(1,006)	08/03/15	2012	37 yrs
Retail Property in Tremont, IL	788	164	860	168	—	164	860	168	1,192	(148)	06/25/15	2015	35 yrs
Retail Property in Pleasanton, TX	864	311	850	216	—	311	850	216	1,377	(171)	06/24/15	2015	35 yrs
Retail Property in Peoria, IL	854	180	934	179	—	180	934	179	1,293	(161)	06/24/15	2015	35 yrs
Retail Property in Bridgeport, IL	821	192	874	175	—	192	874	175	1,241	(149)	06/24/15	2015	35 yrs
Retail Property in Warren, MN	697	108	825	157	—	108	825	157	1,090	(171)	06/24/15	2015	30 yrs
Retail Property in Canyon Lake, TX	906	291	932	220	—	291	932	220	1,443	(179)	06/18/15	2015	35 yrs
Retail Property in Wheeler, TX	716	53	887	188	—	53	887	188	1,128	(170)	06/18/15	2015	35 yrs
Retail Property in Aurora, MN	628	126	709	157	—	126	709	157	992	(121)	06/18/15	2015	40 yrs
Retail Property in Red Oak, IA	779	190	839	179	—	190	839	179	1,208	(178)	05/07/15	2014	35 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Zapata, TX	746	62	998	145	—	62	998	145	1,205	(222)	05/07/15	2015	35 yrs
Retail Property in St. Francis, MN	733	105	911	163	—	105	911	163	1,179	(217)	03/26/15	2014	35 yrs
Retail Property in Yorktown, TX	785	97	1,005	199	—	97	1,005	199	1,301	(235)	03/25/15	2015	35 yrs
Retail Property in Battle Lake, MN	720	136	875	157	—	136	875	157	1,168	(227)	03/25/15	2014	30 yrs
Retail Property in Paynesville, MN	804	246	816	192	—	246	816	192	1,254	(189)	03/05/15	2015	40 yrs
Retail Property in Wheaton, MO	647	73	800	97	—	73	800	97	970	(160)	03/05/15	2015	40 yrs
Retail Property in Rotterdam, NY	8,934	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(3,065)	03/03/15	1996	20 yrs
Retail Property in Hilliard, OH	4,552	654	4,870	860	—	654	4,870	860	6,384	(875)	03/02/15	2007	41 yrs
Retail Property in Niles, OH	3,698	437	4,084	680	—	437	4,084	680	5,201	(729)	03/02/15	2007	41 yrs
Retail Property in Youngstown, OH	3,824	380	4,363	658	—	380	4,363	658	5,401	(797)	02/20/15	2005	40 yrs
Retail Property in Kings Mountain, NC	18,560	1,368	19,533	3,266	4,850	1,368	24,383	3,266	29,017	(5,509)	01/29/15	1995	35 yrs
Retail Property in Iberia, MO	891	130	1,033	165	—	130	1,033	165	1,328	(213)	01/23/15	2015	39 yrs
Retail Property in Pine Island, MN	766	112	845	185	—	112	845	185	1,142	(206)	01/23/15	2014	40 yrs
Retail Property in Isle, MN	720	120	787	171	—	120	787	171	1,078	(198)	01/23/15	2014	40 yrs
Retail Property in Jacksonville, NC	5,653	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(1,126)	01/22/15	2014	44 yrs
Retail Property in Evansville, IN	6,397	1,788	6,348	864	—	1,788	6,348	864	9,000	(1,329)	11/26/14	2014	35 yrs
Retail Property in Woodland Park, CO	2,793	668	2,681	620	—	668	2,681	620	3,969	(710)	11/14/14	2014	35 yrs
Retail Property in Bellport, NY	12,797	3,601	12,465	2,034	—	3,601	12,465	2,034	18,100	(2,772)	11/13/14	2014	35 yrs
Retail Property in Ankeny, IA	11,672	3,180	10,513	2,843	—	3,180	10,513	2,843	16,536	(2,445)	11/04/14	2013	39 yrs
Retail Property in Springfield, MO	8,315	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(1,597)	11/04/14	2011	37 yrs
Retail Property in Cedar Rapids, IA	7,776	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(2,061)	11/04/14	2012	30 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Fairfield, IA	7,564	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(1,782)	11/04/14	2011	37 yrs
Retail Property in Owatonna, MN	7,085	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(1,707)	11/04/14	2010	36 yrs
Retail Property in Muscatine, IA	5,081	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(1,694)	11/04/14	2013	29 yrs
Retail Property in Sheldon, IA	3,056	633	3,053	708	—	633	3,053	708	4,394	(729)	11/04/14	2011	37 yrs
Retail Property in Memphis, TN	3,906	1,986	2,800	803	—	1,986	2,800	803	5,589	(1,463)	10/24/14	1962	15 yrs
Retail Property in Bennett, CO	2,482	470	2,503	563	—	470	2,503	563	3,536	(686)	10/02/14	2014	34 yrs
Retail Property in Conyers, GA	22,817	876	27,396	4,258	—	876	27,396	4,258	32,530	(5,349)	08/28/14	2014	45 yrs
Retail Property in O'Fallon, IL	5,682	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(2,743)	08/08/14	1984	15 yrs
Retail Property in El Centro, CA	2,981	569	3,133	575	—	569	3,133	575	4,277	(662)	08/08/14	2014	50 yrs
Retail Property in Durant, OK	3,240	594	3,900	498	—	594	3,900	498	4,992	(906)	01/28/13	2007	40 yrs
Retail Property in Gallatin, TN	3,311	1,725	2,616	721	—	1,725	2,616	721	5,062	(812)	12/28/12	2007	40 yrs
Retail Property in Mt. Airy, NC	2,941	729	3,353	621	—	729	3,353	621	4,703	(927)	12/27/12	2007	39 yrs
Retail Property in Aiken, SC	3,873	1,588	3,480	858	—	1,588	3,480	858	5,926	(989)	12/21/12	2008	41 yrs
Retail Property in Johnson City, TN	3,442	917	3,607	739	—	917	3,607	739	5,263	(997)	12/21/12	2007	40 yrs
Retail Property in Palmview, TX	4,524	938	4,837	1,044	—	938	4,837	1,044	6,819	(1,142)	12/19/12	2012	44 yrs
Retail Property in Ooltewah, TN	3,788	903	3,957	843	—	903	3,957	843	5,703	(1,067)	12/18/12	2008	41 yrs
Retail Property in Abingdon, VA	3,042	682	3,733	666	—	682	3,733	666	5,081	(1,017)	12/18/12	2006	41 yrs
Retail Property in Wichita, KS	4,741	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	(1,718)	12/14/12	2012	34 yrs
Retail Property in North Dartmouth, MA	18,751	7,033	19,745	3,187	—	7,033	19,745	3,187	29,965	(8,892)	09/21/12	1989	20 yrs
Retail Property in Vineland, NJ	13,785	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(6,218)	09/21/12	2003	30 yrs

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Saratoga Springs, NY	12,386	748	13,936	5,538	—	748	13,936	5,538	20,222	(5,826)	09/21/12	1994	27 yrs
Retail Property in Waldorf, MD	11,517	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(4,969)	09/21/12	1999	25 yrs
Retail Property in Mooresville, NC	10,807	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(5,239)	09/21/12	2000	24 yrs
Retail Property in Sennett, NY	4,678	1,147	4,480	1,848	—	1,147	4,480	1,848	7,475	(2,313)	09/21/12	1996	23 yrs
Retail Property in DeLeon Springs, FL	811	239	782	221	—	239	782	221	1,242	(364)	08/13/12	2011	35 yrs
Retail Property in Orange City, FL	798	229	853	235	—	229	853	235	1,317	(380)	05/23/12	2011	35 yrs
Retail Property in Satsuma, FL	720	79	821	192	—	79	821	192	1,092	(367)	04/19/12	2011	35 yrs
Retail Property in Greenwood, AR	3,380	1,038	3,415	694	—	1,038	3,415	694	5,147	(999)	04/12/12	2009	43 yrs
Retail Property in Snellville, GA	5,298	1,293	5,724	983	—	1,293	5,724	983	8,000	(2,018)	04/04/12	2011	34 yrs
Retail Property in Columbia, SC	5,154	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	(1,704)	04/04/12	2001	34 yrs
Retail Property in Millbrook, AL	4,556	970	5,972	—	—	970	5,972	—	6,942	(1,460)	03/28/12	2008	32 yrs
Retail Property in Pittsfield, MA	11,057	1,801	11,556	1,344	—	1,801	11,556	1,344	14,701	(3,444)	02/17/12	2011	34 yrs
Retail Property in Spartanburg, SC	3,383	828	2,567	772	—	828	2,567	772	4,167	(1,028)	01/14/11	2007	42 yrs
Retail Property in Tupelo, MS	4,546	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,186)	08/13/10	2007	47 yrs
Retail Property in Lilburn, GA	3,504	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791	(1,370)	08/12/10	2007	47 yrs
Retail Property in Douglasville, GA	4,751	1,717	2,705	987	—	1,717	2,705	987	5,409	(1,081)	08/12/10	2008	48 yrs
Retail Property in Elkton, MD	4,424	963	3,049	860	—	963	3,049	860	4,872	(1,144)	07/27/10	2008	49 yrs
Retail Property in Lexington, SC	4,138	1,644	2,219	869	—	1,644	2,219	869	4,732	(974)	06/28/10	2009	48 yrs
Total Net Lease	523,708	117,542	557,479	117,766	7,419	117,542	564,904	117,763	800,209	(129,335)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Hotel in San Diego, CA	33,905	7,469	34,781	—	—	7,469	34,781	—	42,250		(102)	12/17/19	1970	23 yrs
Apartments in Fort Worth and Arlington, TX	—	3,910	19,536	460	—	3,910	19,536	460	23,906		(99)	12/03/19	2011	41 yrs
Hotel in Omaha, NE	—	2,963	15,237	—	—	2,963	15,237	—	18,200		(664)	02/27/19	1969	35 yrs
Apartments in Isla Vista, CA	69,316	36,274	47,694	1,118	549	36,274	48,413	1,118	85,805		(3,185)	05/01/18	2009	42 yrs
Warehouse in Lithia Springs, GA	18,470	2,939	21,527	—	368	2,939	21,921	—	24,860		(1,223)	03/08/18	2005	34 yrs
Office in Crum Lynne, PA	6,027	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(687)	09/29/17	1999	35 yrs
Apartment Building in Miami, FL	32,932	12,643	24,533	968	2,578	12,643	26,925	968	40,536		(3,203)	08/31/17	1987	35 yrs
Office in Peoria, IL	—	940	439	1,508	871	1,174	1,310	1,508	3,992		(528)	10/21/16	1926	15 yrs
Office in Wayne, NJ	21,741	2,744	20,212	8,323	—	2,744	20,212	8,323	31,279		(4,369)	08/04/16	2009	45 yrs
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	606	2,041	4,238	1,033	7,312		(1,256)	10/14/15	1985	20 yrs
Office in Richmond, VA	15,495	4,539	12,633	2,707	2,071	4,539	14,707	2,704	21,950		(6,972)	08/14/14	1986	33 yrs
Office in Richmond, VA	72,955	14,632	87,629	17,658	10,006	12,941	85,642	15,696	114,279		(37,256)	06/07/13	1984	41 yrs
Office in Oakland County, MI	18,057	1,147	7,707	9,932	8,173	1,147	15,880	9,932	26,959		(16,956)	02/01/13	1989	35 yrs
Total Diversified	288,898	93,644	303,078	45,373	25,222	92,187	316,320	43,408	451,915		(76,500)
Condominium in Miami, FL	—	10,487	67,895	1,618	1,522	226	1,781	32	2,039		(247)	11/21/13	2010	47 yrs
Total Condominium	—	10,487	67,895	1,618	1,522	226	1,781	32	2,039	(1)	(247)
Total Real Estate	$812,606	$221,673	$928,452	$164,757	$34,163	$209,955	$883,005	$161,203	$1,254,163	(2)	$(206,082)

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.
(2)         The aggregate cost for U.S. federal income tax purposes is $1.0 billion at December 31, 2019.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2018 to December 31, 2019 $ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2018	$1,171,960	$1,126,443	$45,517
Improvements and additions	29,135	29,103	32
Acquisitions through foreclosures	84,356	84,356	—
Dispositions	(29,938)	(24,587)	(5,351)
Impairments	(1,350)	(1,350)	—
Balance at December 31, 2019	$1,254,163	$1,213,965	$40,198

The following table reconciles real estate from December 31, 2017 to December 31, 2018 $ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2017	$1,193,104	$1,135,358	$57,746
Improvements and additions	131,294	130,969	325
Dispositions	(152,438)	(139,884)	(12,554)
Balance at December 31, 2018	$1,171,960	$1,126,443	$45,517

The following table reconciles real estate from December 31, 2016 to December 31, 2017 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2016	$944,346	$901,797	$42,549
Improvements and additions	270,551	233,561	36,990
Dispositions	(21,793)	—	(21,793)
Balance at December 31, 2017	$1,193,104	$1,135,358	$57,746

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2018 to December 31, 2019 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2018	$173,938	$173,107	$831
Reclassification of intangibles to accumulated amortization	—	—	—
Additions	39,231	39,149	82
Dispositions	(7,087)	(6,433)	(654)
Balance at December 31, 2019	$206,082	$205,823	$259

The following table reconciles accumulated depreciation and amortization from December 31, 2017 to December 31, 2018 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2017	$161,063	$159,138	$1,925
Additions	42,532	42,246	286
Dispositions	(29,657)	(28,277)	(1,380)
Balance at December 31, 2018	$173,938	$173,107	$831

The following table reconciles accumulated depreciation and amortization from December 31, 2016 to December 31, 2017 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate

Balance at December 31, 2016	$122,008	$118,630	$3,378
Additions	41,332	40,508	824
Dispositions	(2,277)	—	(2,277)
Balance at December 31, 2017	$161,063	$159,138	$1,925

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2019
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)

First Mortgages individually >3%
First Mortgage	Multi-family	2.87%	4/6/2020	IO	$—	$120,000	$119,952		$—
First Mortgages individually <3%
First Mortgage	Hotel, Industrial, Land, Mobile Home Park, Mixed Use, Multi-family, Office, Retail, Self Storage and Condominium	3.44% - 9.75%	2020-2030		—	3,150,023	3,129,546		111,936
Total First Mortgages					$—	$3,270,023	$3,249,498		$111,936

Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel, Mixed Use, Multi-family, Office and Retail	6.04% - 12.00%	2020-2027		1,096,315	130,322	129,863		—
Total Subordinated Mortgages					$1,096,315	$130,322	$129,863		$—

Total Mortgages					$1,096,315	$3,400,345	$3,379,361		$111,936

Allowance for Loan Losses					N/A	N/A	$(20,500)		N/A

Total Mortgages after Allowance for Loan Losses					$1,096,315	$3,400,345	$3,358,861	(4)	$111,936

(1)	Interest rates as of December 31, 2019.

(2)	IO = Interest only.
P&I = Principal and interest.

(3)
As of December 31, 2019, includes two of the Company’s loans, with a single borrower, with a carrying value of $26.9 million (net of a $2.7 million allowance for loan losses), one loan with a carrying value of $23.6 million (net of a $2.0 million allowance for loan losses) and one loan, with a carrying value of $61.5 million (for which no provision was considered necessary). Refer to Allowance for Loan Losses and Non-Accrual Status in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

(4)	The aggregate cost for U.S. federal income tax purposes is $3.4 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2016 to December 31, 2019 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Allowance for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2018	$3,318,390	$—	$(17,900)	$182,439	$3,482,929
Origination of mortgage loan receivables	1,452,049	—	—	946,178	2,398,227
Purchases of mortgage loan receivables	—	—	—	9,934	9,934
Repayment of mortgage loan receivables	(1,531,551)	—	—	(795)	(1,532,346)
Proceeds from sales of mortgage loan receivables	—	(15,504)	—	(1,008,853)	(1,024,357)
Non-cash disposition of loan via foreclosure	(45,529)	—	—	—	(45,529)
Realized gain on sale of mortgage loan receivables	—	—	—	54,758	54,758
Transfer between held for investment and held for sale	45,832	15,504	—	(61,336)	—
Accretion/amortization of discount, premium and other fees	17,845	—	—	—	17,845
Loan loss provision	—	—	(2,600)	—	(2,600)
Balance December 31, 2019	$3,257,036	$—	$(20,500)	$122,325	$3,358,861

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Allowance for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2017	$3,282,462	$(4,000)	$230,180	$3,508,642
Origination of mortgage loan receivables	1,478,771	—	1,297,221	2,775,992
Purchases of mortgage loan receivables	—	—	—	—
Repayment of mortgage loan receivables	(1,518,066)	—	(14,242)	(1,532,308)
Proceeds from sales of mortgage loan receivables	—	—	(1,291,828)	(1,291,828)
Non-cash disposition of loan via foreclosure	—	—	—	—
Realized gain on sale of mortgage loan receivables	—	—	16,511	16,511
Transfer between held for investment and held for sale	55,403	—	(55,403)	—
Accretion/amortization of discount, premium and other fees	19,820	—	—	19,820
Loan loss provision	—	(13,900)	—	(13,900)
Balance December 31, 2018	$3,318,390	$(17,900)	$182,439	$3,482,929

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Allowance for loan losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables

Balance December 31, 2016	$2,000,095	$(4,000)	$357,882	$2,353,977
Origination of mortgage loan receivables	1,407,669	—	1,465,635	2,873,304
Purchases of mortgage loan receivables	94,079	—	—	94,079
Repayment of mortgage loan receivables	(384,283)	—	(2,569)	(386,852)
Proceeds from sales of mortgage loan receivables	—	—	(1,491,092)	(1,491,092)
Non-cash disposition of loan via foreclosure	—	—	—	—
Realized gain on sale of mortgage loan receivables	—	—	54,046	54,046
Transfer between held for investment and held for sale	153,722	—	(153,722)	—
Accretion/amortization of discount, premium and other fees	11,180	—	—	11,180
Loan loss provision	—	—	—	—
Balance December 31, 2017	$3,282,462	$(4,000)	$230,180	$3,508,642

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 26, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 26, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 26, 2020, and is incorporated herein by reference.

The information required by this item regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 26, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 26, 2020, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K
The exhibits listed on the exhibit index preceding the signature page are filed as part of, or hereby incorporated by reference into this Form 10-K.
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
4.15
Amendment No. 3 to the Amended and Restated Registration Rights Agreement dated as of February 15, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed on February 24, 2017)

4.16
Indenture for the 2022 Notes, dated March 16, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 16, 2017)

4.17
Indenture for the 2025 Notes, dated September 25, 2017, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 25, 2017)

4.18
Indenture for the 2027 Notes, dated January 30, 2020, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 30, 2020)

4.19	Description of Securities Registered Under Section 12 of the Exchange Act
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

10.10 #	McCormack Second Amended and Restated Employment Agreement, dated as of January 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2018)
10.11 #	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (filed on June 13, 2014))

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.12 #	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.13 #	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.14 #	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.15 #	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.16 #	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (Amendment No. 2, filed on January 15, 2014))
10.17 #	Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2014)
10.18 #	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Amendment No. 3, filed on January 21, 2014))
10.19
Loan Referral Agreement between Ladder Capital Finance LLC and Meridian Capital Group, LLC, dated as of September 22, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s draft registration statement on Form S-1 (filed on June 28, 2013))

10.20
Stockholders Agreement, dated as of March 3, 2017, by and between Ladder Capital Corp and RREF II Ladder LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 3, 2017)

10.21
Second Amended and Restated Registration Rights Agreement, dated as of March 3, 2017, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP and each of the Ladder Investors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on March 3, 2017)

10.22
Separation Agreement, dated June 22, 2017, among Ladder Capital Corp, Ladder Capital Finance LLC and Michael Mazzei (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2017)

10.23 #
Separation Agreement, dated March 15, 2019, among Ladder Capital Corp, Ladder Capital Finance LLC and Thomas Harney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2019)

10.24 #
Real Estate Capital Markets Advisory Agreement, dated March 15, 2019, among Ladder Capital Finance LLC and Item Six Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019)

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
101
Inline Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LADDER CAPITAL CORP
(Registrant)

Date: February 27, 2020	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 27, 2020
Alan Fishman

/s/ MARK ALEXANDER	Director	February 27, 2020
Mark Alexander

/s/ DOUGLAS DURST	Director	February 27, 2020
Douglas Durst

/s/ MICHAEL MAZZEI	Director	February 27, 2020
Michael Mazzei

/s/ PAMELA MCCORMACK	Director	February 27, 2020
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 27, 2020
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 27, 2020
David Weiner