Form 10-Q
period 2020-03-31
Ladder Capital Corp
filed 2020-05-06
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2020
Class A common stock, $0.001 par value	108,337,782
Class B common stock, $0.001 par value	12,158,933

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2020

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•
risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);

•	the impact of the COVID-19 pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;

•	changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;

•	changes to our business and investment strategy;

•	our ability to obtain and maintain financing arrangements;

•	the financing and advance rates for our assets;

•	our actual and expected leverage and liquidity;

•	the adequacy of collateral securing our loan portfolio and a decline in the fair value of our assets;

•	interest rate mismatches between our assets and our borrowings used to fund such investments;

•	changes in interest rates and the market value of our assets;

•	changes in prepayment rates on our mortgages and the loans underlying our mortgage-backed and other asset-backed securities;

•	the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;

•	the increased rate of default or decreased recovery rates on our assets;

•	the adequacy of our policies, procedures and systems for managing risk effectively;

•	a potential downgrade in the credit ratings assigned to Ladder or our investments;

•	our compliance with, and the impact of and changes in, governmental regulations, tax laws and rates, accounting guidance and similar matters;

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2020(1)	December 31, 2019(1)
	(Unaudited)
Assets
Cash and cash equivalents	$358,352	$58,171
Restricted cash	263,869	297,575
Mortgage loan receivables held for investment, net, at amortized cost	3,383,322	3,236,536
Mortgage loan receivables held for sale	146,713	122,325
Real estate securities	1,930,605	1,721,305
Real estate and related lease intangibles, net	1,047,418	1,048,081
Investments in and advances to unconsolidated joint ventures	48,659	48,433
FHLB stock	61,619	61,619
Derivative instruments	950	693
Accrued interest receivable	23,231	21,066
Other assets	67,134	53,348
Total assets	$7,331,872	$6,669,152
Liabilities and Equity
Liabilities
Debt obligations, net	$5,681,020	$4,859,873
Dividends payable	38,256	38,696
Accrued expenses	38,476	72,397
Other liabilities	73,293	59,209
Total liabilities	5,831,045	5,030,175
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 110,693,832 and 110,693,832 shares issued and 108,337,782 and 107,509,563 shares outstanding	109	108
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 12,158,933 and 12,158,933 shares issued and outstanding	12	12
Additional paid-in capital	1,546,143	1,532,384
Treasury stock, 2,356,050 and 3,184,269 shares, at cost	(52,983)	(42,699)
Retained earnings (dividends in excess of earnings)	(94,171)	(35,746)
Accumulated other comprehensive income (loss)	(65,920)	4,218
Total shareholders’ equity	1,333,190	1,458,277
Noncontrolling interest in operating partnership	160,466	172,054
Noncontrolling interest in consolidated joint ventures	7,171	8,646
Total equity	1,500,827	1,638,977

Total liabilities and equity	$7,331,872	$6,669,152

(1)	Includes amounts relating to consolidated variable interest entities. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net interest income
Interest income	$72,589	$86,466
Interest expense	51,401	51,248
Net interest income	21,188	35,218
Provision for loan losses	26,581	300
Net interest income after provision for loan losses	(5,393)	34,918

Other income (loss)
Operating lease income	26,328	28,921
Sale of loans, net	1,005	7,079
Realized gain (loss) on securities	3,011	2,865
Unrealized gain (loss) on equity securities	(533)	2,078
Unrealized gain (loss) on Agency interest-only securities	76	11
Realized gain (loss) on sale of real estate, net	10,529	4
Impairment of real estate	—	(1,350)
Fee and other income	1,519	4,685
Net result from derivative transactions	(15,435)	(11,034)
Earnings (loss) from investment in unconsolidated joint ventures	441	959
Gain (loss) on extinguishment/defeasance of debt	2,061	(1,070)
Total other income (loss)	29,002	33,148
Costs and expenses
Salaries and employee benefits	17,021	23,574
Operating expenses	5,794	5,403
Real estate operating expenses	7,948	5,474
Fee expense	1,439	1,712
Depreciation and amortization	10,009	10,227
Total costs and expenses	42,211	46,390
Income (loss) before taxes	(18,602)	21,676
Income tax expense (benefit)	(4,541)	(2,854)
Net income (loss)	(14,061)	24,530
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,519)	447
Net (income) loss attributable to noncontrolling interest in operating partnership	(148)	(2,802)
Net income (loss) attributable to Class A common shareholders	$(15,728)	$22,175

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
	2020	2019

Earnings per share:
Basic	$(0.15)	$0.21
Diluted	$(0.15)	$0.21

Weighted average shares outstanding:
Basic	106,329,796	104,259,549
Diluted	106,329,796	105,006,315

Dividends per share of Class A common stock	$0.340	$0.340

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(14,061)	$24,530

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(76,252)	15,971
Reclassification adjustment for (gain) loss included in net income (loss)	(1,755)	(2,778)

Total other comprehensive income (loss)	(78,007)	13,193

Comprehensive income (loss)	(92,068)	37,723
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(1,519)	447
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	(93,587)	38,170
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	7,717	(4,265)
Comprehensive income (loss) attributable to Class A common shareholders	$(85,870)	$33,905

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977
Contributions	—	—	—	—	—	—	—	—	—	302	302
Distributions	—	—	—	—	—	—	—	—	(4,133)	(3,296)	(7,429)
Amortization of equity based compensation	—	—	—	—	14,026	—	—	—	—	—	14,026
Purchase of treasury stock	(146)	—	—	—	—	(1,206)	—	—	—	—	(1,206)
Re-issuance of treasury stock	1,466	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(486)	—	—	—	—	(9,078)	—	—	—	—	(9,078)
Forfeitures	(6)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(36,900)	—	—	—	(36,900)
CECL Adoption	—	—	—	—	—	—	(5,797)	—	—	—	(5,797)
Net income (loss)	—	—	—	—	—	—	(15,728)	—	148	1,519	(14,061)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(70,142)	(7,865)	—	(78,007)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(266)	—	—	4	262	—	—
Balance, March 31, 2020	108,337	$109	12,160	$12	$1,546,143	$(52,983)	$(94,171)	$(65,920)	$160,466	$7,171	$1,500,827

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2018	103,941	$105	13,118	$13	$1,471,157	$(32,815)	$11,342	$(4,649)	$188,427	$10,055	$1,643,635
Contributions	—	—	—	—	—	—	—	—	—	77	77
Distributions	—	—	—	—	—	—	—	—	(4,253)	(56)	(4,309)
Amortization of equity based compensation	—	—	—	—	11,292	—	—	—	—	—	11,292
Grants of restricted stock	1,478	1	—	—	(1)	—	—	—	—	—	—
Re-issuance of treasury stock	63	—	—	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(455)	—	—	—	—	(7,984)	—	—	—	—	(7,984)
Dividends declared	—	—	—	—	—	—	(36,243)	—	—	—	(36,243)
Stock dividends	1,434	1	181	—	23,822	—	(23,823)	—	—	—	—
Exchange of noncontrolling interest for common stock	101	—	(101)	—	1,493	—	—	(5)	(1,436)	—	52
Net income (loss)	—	—	—	—	—	—	22,175	—	2,802	(447)	24,530
Other comprehensive income (loss)	—	—	—	—	—	—	—	11,731	1,462	—	13,193
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	689	—	—	3	(692)	—	—
Balance, March 31, 2019	106,562	$107	13,198	$13	$1,508,452	$(40,799)	$(26,549)	$7,080	$186,310	$9,629	$1,644,243

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(14,061)	$24,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	(2,061)	1,070
Depreciation and amortization	10,009	10,227
Unrealized (gain) loss on derivative instruments	(383)	(2,491)
Unrealized (gain) loss on equity securities	533	(2,078)
Unrealized (gain) loss on Agency interest-only securities	(76)	(11)
Unrealized (gain) loss on investment in mutual fund	991	(151)
Provision for loan losses	26,581	300
Impairment of real estate	—	1,350
Amortization of equity based compensation	14,026	11,292
Amortization of deferred financing costs included in interest expense	2,568	2,738
Amortization of premium on mortgage loan financing	(309)	(386)
Amortization of above- and below-market lease intangibles	(660)	(144)
Amortization of premium/(accretion) of discount and other fees on loans	(3,924)	(5,389)
Amortization of premium/(accretion) of discount and other fees on securities	431	(113)
Realized (gain) loss on sale of mortgage loan receivables held for sale	(1,005)	(7,079)
Realized (gain) loss on disposition of loan	51	—
Realized (gain) loss on securities	(3,011)	(2,865)
Realized (gain) loss on sale of real estate, net	(10,529)	(4)
Realized gain on sale of derivative instruments	(125)	(8)
Origination of mortgage loan receivables held for sale	(212,805)	(175,256)
Repayment of mortgage loan receivables held for sale	64	193
Proceeds from sales of mortgage loan receivables held for sale	189,359	159,424
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(441)	(959)
Distributions from operations of investment in unconsolidated joint ventures	—	3,067
Deferred tax asset (liability)	12,037	3,139
Changes in operating assets and liabilities:
Accrued interest receivable	(2,165)	347
Other assets	(13,731)	92
Accrued expenses and other liabilities	(32,456)	(42,869)
Net cash provided by (used in) operating activities	(41,092)	(22,034)

	Three Months Ended March 31,
	2020	2019

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(313,936)	(224,418)
Repayment of mortgage loan receivables held for investment	118,573	294,074
Purchases of real estate securities	(438,423)	(384,478)
Repayment of real estate securities	43,627	24,188
Basis recovery of Agency interest-only securities	1,880	3,333
Proceeds from sales of real estate securities	106,367	209,166
Purchases of real estate	(6,239)	(2,406)
Capital improvements of real estate	(940)	(907)
Proceeds from sale of real estate	11,160	1,688
Capital contributions and advances to investment in unconsolidated joint ventures	—	(56,424)
Capital distribution from investment in unconsolidated joint ventures	215	—
Capitalization of interest on investment in unconsolidated joint ventures	—	(142)
Purchase of FHLB stock	—	(3,704)
Purchase of derivative instruments	(46)	(159)
Sale of derivative instruments	297	50
Net cash provided by (used in) investing activities	(477,465)	(140,139)
Cash flows from financing activities:
Deferred financing costs paid	(12,186)	(3,899)
Proceeds from borrowings under debt obligations	5,924,969	4,042,942
Repayment of borrowings under debt obligations	(5,073,000)	(3,765,720)
Cash dividends paid to Class A common shareholders	(37,340)	(72,150)
Capital distributed to noncontrolling interests in operating partnership	(4,134)	(4,253)
Capital contributed by noncontrolling interests in consolidated joint ventures	303	77
Capital distributed to noncontrolling interests in consolidated joint ventures	(3,296)	(56)
Reissuance of treasury stock	1	—
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,078)	(7,985)
Purchase of treasury stock	(1,206)	—
Issuance of common stock	(1)	—
Net cash provided by (used in) financing activities	785,032	188,956
Net increase (decrease) in cash, cash equivalents and restricted cash	266,475	26,783
Cash, cash equivalents and restricted cash at beginning of period	355,746	98,450
Cash, cash equivalents and restricted cash at end of period	$622,221	$125,233

	Three Months Ended March 31,
	2020	2019

Supplemental information:
Cash paid for interest, net of amounts capitalized	$49,417	$63,985
Cash paid (received) for income taxes	(194)	1,102

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	17	49,766
Securities and derivatives sold, not settled	1,383	5,514
Repayment in transit of mortgage loans receivable held for investment (other assets)	551	20,653
Settlement of mortgage loan receivable held for investment by real estate, net	(21,586)	(17,851)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	—	15,504
Real estate acquired in settlement of mortgage loan receivable held for investment, net	21,535	17,851
Net settlement of sale of real estate, subject to debt - real estate	(19,098)	—
Net settlement of sale of real estate, subject to debt - debt obligations	19,098	—
Exchange of noncontrolling interest for common stock	—	1,437
Increase in amount payable pursuant to tax receivable agreement	—	(11)
Dividends declared, not paid	38,256	1,409
Stock dividends	—	23,824

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2020	March 31, 2019	December 31, 2019

Cash and cash equivalents	$358,352	$45,158	$58,171
Restricted cash	263,869	80,075	297,575
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$622,221	$125,233	$355,746

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Ladder’s investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2020, Ladder Capital Corp has a 89.9% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries and records a noncontrolling interest for the economic interest in LCFH held by certain existing owners of LCFH, who were limited partners of LCFH prior to Ladder Capital Corp’s initial public offering (“IPO”) and continue to hold an economic interest in LCFH and voting shares of Ladder Capital Corp Class B common stock (the “Continuing LCFH Limited Partners”). LCFH is a Variable Interest Entity (“VIE”) and, as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market disruption and impact on liquidity caused by the COVID-19 pandemic across most industries in the United States. Due to uncertainty related to the severity and duration of the pandemic, its impact on our revenues, profitability and financial position is difficult to assess at this time. Refer to the Notes to the Consolidated Financial Statements for further disclosure on the current and potential impact of the COVID-19 global pandemic on our business.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company conducted a more extensive going concern analysis as a result of market volatility at March 31, 2020.

As the COVID-19 crisis evolved, management set out a plan to increase liquidity resources and pay down debt. The Company maintained a cash position of $622.2 million as of March 31, 2020 to mitigate uncertainty in liquidity needs in light of current market conditions. Partly as a result of maintaining higher levels of cash, the Company was not in compliance with its 3.5x covenant ratio with certain of its lenders as of March 31, 2020 (refer to Note 7, Debt Obligations, Net). However, the Company cured such non-compliance through pay downs of debt with various counterparties in excess of $830.0 million during the contractually provided covenant compliance grace period subsequent to quarter end. Additional cash sources subsequent to quarter end included pay downs of loans, the sales of certain loans and securities, a $310.2 million new non-recourse private collateralized loan obligation (“CLO”) financing and a $206.4 million new secured non-mark to market financing facility with KREI (refer to Note 18, Subsequent Events for further disclosure). Management has evaluated current market conditions and expects that the Company’s current cash resources, operating cash flows and ability to obtain financing will be sufficient to sustain operations for a period greater than one year from the issuance date of this report.

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The interim consolidated financial statements have been prepared, without audit, and do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with GAAP.

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

Provision for Loan Losses

The provision for loan losses reflects the Company’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses includes a portfolio-based, current expected credit loss (“CECL”) component and an asset-specific component. In compliance with the new CECL reporting requirements, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company has engaged a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level.

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company generally will use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data and ultimately presented to management for approval.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company’s assessment of the CECL reserve. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary.

The Company designates non-accrual loans at such time as (i) loan payments become 90-days past due or (ii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-accrual and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. Any interest received for loans on non-accrual status will be applied as a reduction to the unpaid principal balance. A loan will be written off when it is no longer realizable and legally discharged.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), collectively, the “CECL Standard.” These updates change how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the “incurred loss” approach under previous guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset and requires entities to deduct allowances for potential losses on held-to-maturity debt securities. The Company will continue to record asset-specific reserves consistent with our existing accounting policy. In addition, the Company will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). At adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock). As of March 31, 2020, the Company recorded additional CECL reserves of $18.6 million for a total CECL reserve of $30.2 million. This excludes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a total principal balance of $81.3 million as of March 31, 2020. This increase is primarily due to the update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter to reflect a recessionary macro economic scenario instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-13 had no material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of ASU 2018-17 had no material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted ASU 2016-01. The adoption of ASU 2019-04 had no material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves various financial instruments topics, including the CECL Standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of ASU 2020-03. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The adoption of ASU 2020-03 had no material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis. While the Company is currently assessing the impact of ASU 2020-04, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans	$3,330,918	$3,310,167	6.72%	1.22
Mezzanine loans	122,975	122,612	10.84%	3.16
Total mortgage loans held by consolidated subsidiaries	3,453,893	3,432,779	6.86%	1.29
Current expected credit losses	N/A	(49,457)
Total mortgage loan receivables held for investment, net, at amortized cost	3,453,893	3,383,322
Mortgage loan receivables held for sale:
First mortgage loans	154,833	146,713	3.94%	9.96
Total	$3,608,726	$3,530,035	6.84%	1.66

(1)	March 31, 2020 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of March 31, 2020, $2.8 billion, or 80.0%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.8 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2020, $154.8 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans	$3,147,275	$3,127,173	6.77%	1.35
Mezzanine loans	130,322	129,863	10.97%	3.26
Total mortgage loans held by consolidated subsidiaries	3,277,597	3,257,036	6.94%	1.43
Allowance for loan losses	N/A	(20,500)
Total mortgage loan receivables held for investment, net, at amortized cost	3,277,597	3,236,536
Mortgage loan receivables held for sale:
First mortgage loans	122,748	122,325	4.20%	9.99
Total	$3,400,345	$3,358,861	6.88%	1.75

(1)	December 31, 2019 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2019, $2.5 billion, or 77.2%, of the outstanding principal of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2019, $122.7 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

For the three months ended March 31, 2020 and 2019, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision expense for current expected credit loss	Mortgage loan receivables held for sale

Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	313,936	—	212,805
Repayment of mortgage loan receivables	(118,531)	—	(64)
Proceeds from sales of mortgage loan receivables	—	—	(189,358)
Non-cash disposition of loans via foreclosure(1)	(23,586)	—	—
Sale of loans, net	—	—	1,005
Accretion/amortization of discount, premium and other fees	3,924	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,000	—
Provision expense for current expected credit loss (implementation impact)(2)	—	(4,964)
Provision expense for current expected credit loss (impact to earnings)(2)	—	(17,993)	—
Additional asset-specific reserve	—	(8,000)	—
Balance, March 31, 2020	$3,432,779	$(49,457)	$146,713

(1)	Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

(2)
During the three months ended March 31, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement thereafter, including the period to date change for the three months ended March 31, 2020, is accounted for as provision expense for current expected credit loss in the consolidated statements of income.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	224,418	—	—	175,256
Repayment of mortgage loan receivables	(245,444)	—	—	(321)
Proceeds from sales of mortgage loan receivables	—	—	—	(159,424)
Sale of loans, net	—	—	—	7,079
Transfer between held for investment and held for sale(1)	—	15,504	—	(15,504)
Accretion/amortization of discount, premium and other fees	5,389	—	—	—
Provision for loan losses	—	—	(300)	—
Balance, March 31, 2019	$3,302,753	$15,504	$(18,200)	$189,525

(1)
We sell certain loans into securitizations; however, for a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership, the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. During the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loans transferred but not considered sold, at amortized cost, one loan with an outstanding face amount of $15.4 million, a book value of $15.5 million (fair value at the date of reclassification) and a remaining maturity of 9.8 years. This loan was sold to the WFCM 2019-C49 securitization trust and is considered a financing for accounting purposes. This transfer has been reflected as a non-cash item on the consolidated statement of cash flows for the three months ended March 31, 2019.

During the three months ended March 31, 2020, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing. During the three months ended March 31, 2019, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing, except for the one loan discussed above.

As of March 31, 2020 and December 31, 2019, there was $0.4 million of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Loan Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
	2020		2019

Allowance for loan losses at beginning of period	$20,500		$17,900
Provision expense for current expected credit loss (implementation impact)	4,964		—
Provision expense for current expected credit loss (impact to earnings)	17,993		300
Additional asset-specific reserve	8,000		—
Foreclosure of loans subject to asset-specific reserve	(2,000)		—
Allowance for loan losses at end of period	$49,457		$18,200

	March 31, 2020		December 31, 2019

Principal balance of loans on non-accrual status(1)	$142,387	(1)	$98,725	(2)

(1)
Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $26.9 million, two loans with a combined carrying value of $46.4 million, one loan with a carrying value of $61.5 million, and two loans, which were originated simultaneously as part of a single transaction and have a combined carrying value of $7.7 million as further discussed below.

(2)
Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $26.9 million, one loan with a carrying value of $10.4 million and one loan with a carrying value of $61.5 million, as further discussed below.

Current Expected Credit Loss (“CECL”)

In compliance with the new CECL reporting requirements, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. Based on the Company’s process, at adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock). As of March 31, 2020, the Company recorded additional CECL reserves of $18.6 million for a total CECL reserve of $30.2 million. This excludes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a total principal balance of $81.3 million as of March 31, 2020. The change of $18.6 million in the quarter is reflected as an increase of reserve to provision expense of $18.0 million, and an increase in reserve on unfunded commitments of $0.6 million. These increases are primarily due to the update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter to reflect a recessionary macro economic scenario instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis.

The Company has concluded that none of its loans, other than the four loans discussed below, are individually impaired as of March 31, 2020.

Loan Portfolio by Property Type, Geographic Region and Vintage ($ in thousands)

Principal Amount
Property Type

Multifamily	$1,046,253
Office	854,808
Hospitality	386,487
Mixed Use	423,002
Retail	247,958
Other	105,879
Industrial	174,098
Manufactured Housing	82,666
Self-Storage	51,425
Subtotal loans	3,372,576
Individually impaired loans(1)	81,316
Total loans	$3,453,892

Principal Amount
Geographic Region

Northeast	$966,468
Southwest	660,635
Midwest	640,633
South	547,812
West	557,028
Subtotal loans	3,372,576
Individually impaired loans(1)	81,316
Total loans	$3,453,892

Principal Amount
Vintage

2019	$291,604
2018	1,319,593
2017	1,020,543
2016	322,563
Prior to 2016	418,273
Subtotal loans	3,372,576
Individually impaired loans(1)	81,316
Total loans	$3,453,892

(1)
Included in individually impaired loans are one loan, originated in 2016, with a carrying value of $5.9 million, collateralized by a mixed use property located in the Northeast region, two loans, which were restructured in 2018, with a combined carrying value of $46.4 million, collateralized by a mixed use property located in the Northeast region, and one loan, originated in 2018, with a carrying value of $4.1 million, collateralized by a hotel located in the Midwest region.

Individually Impaired Loans

As of March 31, 2020, two of the Company’s loans, collateralized by a mixed use property, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. During the three months ended March 31, 2018, management believed these loans to be impaired, reflecting a decline in collateral value attributable to: (i) on-going bankruptcy proceedings; (ii) rising interest rates; and (iii) the retail tenant’s creditworthiness. As a result, on March 31, 2018, the Company recorded an asset-specific provision for loss on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of March 31, 2020, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

During the year ended December 31, 2018, management identified a loan, secured by a mixed-use office and hospitality property, with a carrying value of $45.0 million as impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the local submarket vacancy rate; and (iii) declining market conditions. A reserve of $10.0 million was recorded for this impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status on October 17, 2018. During the quarter ended March 31, 2020, management identified that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent non-distressed sales of office buildings in the Wilmington, DE central business district; (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted given increased opportunities in primary markets; and (iii) the closure of the corporate housing component of the property. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.75%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of March 31, 2020, the combined carrying value of the A-Note and the B-Note was $46.4 million.

As of March 31, 2020, two of the Company’s loans, collateralized by hotel properties, which were originated simultaneously as part of a single transaction and had a carrying value of $7.7 million, were in default. The Company placed these loans on non-accrual status in March 2020. The Company filed for foreclosure in December 2019 and did not believe there was an impairment at that time. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral. Based on current indications of value from market participants with knowledge of the asset and the temporary closure of the nearby university and local businesses due to COVID-19, the Company believes the fair value of one of the two hotel properties is below the carrying value of $4.1 million. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss of $0.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property.

As of March 31, 2020, there were no unfunded commitments associated with modified loans considered TDRs.

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

There are no other loans on non-accrual status other than discussed in Individually Impaired Loans above as of March 31, 2020.

4. REAL ESTATE SECURITIES

Due to the recent market volatility, there has been a significant decrease in liquidity across all types of securities. There was a significant reduction in trading activity with the turbulent and uncertain market conditions that existed at the end of March as restrictive responsive measures related to the COVID-19 pandemic impacted the overall economy. The credit profile of our portfolio is predominantly AAA-rated and almost entirely investment grade. We expect the subordination structure of the investments, as well as the hyperamortization provision included in our senior CRE-CLO security positions, to help mitigate potential losses in the current market conditions. Spreads in the commercial mortgage backed securities (“CMBS”) market have generally tightened from the widest levels seen in March 2020 and that has continued to be the trend with the introduction of Term Asset-Backed Securities Loan Facility (“TALF”) for financing certain CMBS securities. The reduction in liquidity and overall trading activity during this period resulted in a decline of approximately $78.2 million in market value of the Company’s real estate securities through March 31, 2020. This decline was reflected in our consolidated financial statements as other comprehensive income.

CMBS, CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2020 and December 31, 2019 ($ in thousands):

March 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,943,507	$1,943,359	$1,476	$(76,686)	$1,868,149	(3)	127	AAA	2.20%	2.21%	2.31
CMBS interest-only(2)(4)	1,550,358	26,800	1,044	(9)	27,835	(5)	15	AAA	0.60%	2.99%	2.46
GNMA interest-only(4)(6)	105,009	1,661	139	(193)	1,607		11	AA+	0.46%	4.86%	3.05
Agency securities(2)	621	631	2	(5)	628		2	AA+	2.63%	1.70%	1.70
GNMA permanent securities(2)	31,159	31,345	866	—	32,211		6	AA+	3.90%	3.50%	2.61
Total debt securities	$3,630,654	$2,003,796	$3,527	$(76,893)	$1,930,430		161		1.48%	2.25%	2.32
Equity securities(7)	N/A	598	—	(401)	197		3	N/A	N/A	N/A	N/A
Provision for current expected credit losses	N/A	—	—	(22)	(22)
Total real estate securities	$3,630,654	$2,004,394	$3,527	$(77,316)	$1,930,605		164

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2020 and December 31, 2019 ($ in thousands):

March 31, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$262,830	$1,552,917	$52,402	$—	$1,868,149
CMBS interest-only	1,151	26,684	—	—	27,835
GNMA interest-only	135	1,189	283	—	1,607
Agency securities	—	628	—	—	628
GNMA permanent securities	324	31,887	—	—	32,211
Total debt securities	$264,440	$1,613,305	$52,685	$—	$1,930,430

December 31, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$177,193	$1,389,392	$77,737	$—	$1,644,322
CMBS interest-only	1,439	27,707	—	—	29,146
GNMA interest-only	91	1,504	256	—	1,851
Agency securities	—	637	—	—	637
GNMA permanent securities	416	31,953	—	—	32,369
Total debt securities	$179,139	$1,451,193	$77,993	$—	$1,708,325

During the three months ended March 31, 2020 and 2019, the Company realized a gain (loss) on the sale of equity securities of $1.3 million and $0.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

During the three months ended March 31, 2020, the Company realized losses on securities recorded as other than temporary impairments of $0.2 million which are included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three months ended March 31, 2019 the Company realized no losses on securities recorded as other than temporary impairments.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The recent market volatility due to the COVID-19 pandemic has brought illiquidity in most asset classes, including real estate. The Company expects the net leased commercial real estate properties, which comprise the majority of our portfolio, to be minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based retail and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor the diversified commercial real estate properties for both the immediate and long term impact of the pandemic on the buildings, the tenants, the business plans and the ability to execute those business plans.

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	March 31, 2020	December 31, 2019

Land	$227,070	$209,955
Building	867,985	883,005
In-place leases and other intangibles	159,055	161,203
Less: Accumulated depreciation and amortization	(206,692)	(206,082)
Real estate and related lease intangibles, net	$1,047,418	$1,048,081

Below market lease intangibles, net (other liabilities)	$(38,744)	$(39,067)

At March 31, 2020 and December 31, 2019, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $110.0 million and $89.5 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2020	2019

Depreciation expense(1)	$8,273	$7,685
Amortization expense	1,711	2,517
Total real estate depreciation and amortization expense	$9,984	$10,202

(1)	Depreciation expense on the consolidated statements of income also includes $25 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2020 and 2019.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	March 31, 2020	December 31, 2019

Gross intangible assets(1)	$159,054	$161,203
Accumulated amortization	61,327	62,773
Net intangible assets	$97,727	$98,430

(1)
Includes $4.4 million and $4.5 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

	Three Months Ended March 31,
	2020	2019

Reduction in operating lease income for amortization of above market lease intangibles acquired	$(92)	$(425)
Increase in operating lease income for amortization of below market lease intangibles acquired	752	569

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2020 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2020 (last 9 months)	$943	$4,442
2021	1,070	5,504
2022	1,070	5,504
2023	1,070	5,504
2024	1,070	5,504
Thereafter	29,077	66,785
Total	$34,300	$93,243

Lease Prepayment by Lessor, Retirement of Related Mortgage Loan Financing and Impairment of Real Estate

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant two-story office building in Wayne, NJ. As of March 31, 2019, this property had a book value of $5.6 million, which is net of accumulated depreciation and amortization of $2.7 million. The Company recognized the $10.0 million of operating lease income on a straight-line basis over the revised lease term. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on extinguishment of debt of $1.1 million. During the three months ended March 31, 2019, the Company recorded a $1.4 million impairment of real estate to reduce the carrying value of the real estate to the estimated fair value of the real estate. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a net loss of $20 thousand. See Note 14, Fair Value of Financial Instruments for further detail.

There were $0.9 million and $0.9 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

There was unencumbered real estate of $79.6 million and $59.2 million as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded $2.0 million and $0.2 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2020 ($ in thousands):

Period Ending December 31,	Amount

2020 (last 9 months)	$63,389
2021	72,729
2022	68,139
2023	66,703
2024	65,173
Thereafter	504,234
Total	$840,367

Acquisitions

During the three months ended March 31, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate

Aggregate purchases of net leased real estate			$6,239	100.0%

Real estate acquired via foreclosure
March 2020	Diversified	Los Angeles, CA	21,535	100.0%
Total real estate acquired via foreclosure			21,535

Total real estate acquisitions			$27,774

(1)	Properties were consolidated as of acquisition date.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three months ended March 31, 2020, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the three months ended March 31, 2020, as follows ($ in thousands):

Purchase Price Allocation

Land	$22,450
Building	4,418
Intangibles	1,201
Below Market Lease Intangibles	(295)
Total purchase price	$27,774

The weighted average amortization period for intangible assets acquired during the three months ended March 31, 2020 was 39.8 years. The Company recorded $44 thousand in revenues from its 2020 acquisitions for the three months ended March 31, 2020, which is included in its consolidated statements of income. The Company recorded $(0.1) million in earnings (losses) from its 2020 acquisitions for the three months ended March 31, 2020, which is included in its consolidated statements of income.

During the three months ended March 31, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate

Aggregate purchases of net leased real estate			$2,406	100.0%

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
Total real estate acquired via foreclosure			18,200

Total real estate acquisitions			$20,606

(1)	Properties were consolidated as of acquisition date.

The purchase prices were allocated to the asset acquisitions during the three months ended March 31, 2019, as follows ($ in thousands):

Purchase Price Allocation

Land	$3,483
Building	16,804
Intangibles	442
Below Market Lease Intangibles	(123)
Total purchase price	$20,606

The weighted average amortization period for intangible assets acquired during the three months ended March 31, 2019 was 36.7 years. The Company recorded $16.4 thousand in revenues from its 2019 acquisitions for the three months ended March 31, 2019, which is included in its consolidated statements of income. The Company recorded $(0.2) million in earnings (losses) from its 2019 acquisitions for the three months ended March 31, 2019, which is included in its consolidated statements of income.

Acquisitions via Foreclosure

In March 2020, the Company acquired a development property in Los Angeles, CA, via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a basis of $21.6 million, net of an asset-specific loan loss provision of $2.0 million. The Company obtained a third-party appraisal of the property. Substantially all of the fair value was attributed to land. The $21.5 million fair value was determined using the sales comparison approach to value. Using this approach, the appraiser developed an opinion of the fee simple value of the underlying land by comparing the property to similar, recently sold properties in the surrounding or competing area. The Company recorded a $0.1 million loss resulting from the foreclosure of the loan.

In February 2019, the Company acquired a hotel in Omaha, NE, via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a net basis of $17.9 million. The Company obtained a third-party appraisal of the property. The $18.2 million fair value was determined using the income approach to value. The appraiser utilized a terminal capitalization rate of 8.75% and a discount rate of 10.25%. There was no gain or loss resulting from the foreclosure of the loan.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Sales

The Company sold the following properties during the three months ended March 31, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Miami, FL	$665	$658	$7	—	2	4
March 2020	Diversified	Richmond, VA	22,526	14,829	7,697	7	—	—
March 2020	Diversified	Richmond, VA	6,933	4,109	2,824	1	—	—
Totals			$30,124	$19,596	$10,528

Realized gain on the sale of real estate, net on the consolidated statements of income also includes $10.5 million of realized loss on the disposal of fixed assets for the three months ended March 31, 2020

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

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2020 and December 31, 2019 ($ in thousands):

Entity	March 31, 2020	December 31, 2019

Grace Lake JV, LLC	$3,233	$3,047
24 Second Avenue Holdings LLC	45,426	45,386
Investment in unconsolidated joint ventures	$48,659	$48,433

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
Entity	2020	2019

Grace Lake JV, LLC	$186	$415
24 Second Avenue Holdings LLC	255	544
Earnings (loss) from investment in unconsolidated joint ventures	$441	$959

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced, and the Company converted its interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake LLC. The Company accounts for its interest in Grace Lake LLC using the equity method of accounting, as it has a 19% investment, compared to the 81% investment of its operating partner and does not control the entity.

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

During the three months ended March 31, 2020, the Company received no distributions from its investment in Grace Lake LLC. During the three months ended March 31, 2019, the Company had received $3.1 million of distributions from its investment in Grace Lake LLC.

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

During the three months ended March 31, 2020 and 2019, the Company recorded $0.3 million and $0.5 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2019, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the three months ended March 31, 2019, the Company capitalized $0.1 million of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, subsequent to the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

As of March 31, 2020, 24 Second Avenue had $19.0 million of loans payable to a third-party lender. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of March 31, 2020, 24 Second Avenue sold 19 residential condominium units for $49.6 million in total gross sale proceeds. As of March 31, 2020, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019

Total assets	$171,827	$118,727
Total liabilities	85,598	78,762
Partners’/members’ capital	$86,229	$39,965

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31,
	2020	2019

Total revenues	$4,476	$4,699
Total expenses	3,974	3,863
Net income (loss)	$502	$836

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2020 and December 31, 2019 are as follows ($ in thousands):

March 31, 2020

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at March 31, 2020(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility(2)	$500,000	$191,031		$308,969	2.20% - 2.70%	12/19/2022	(3)	(4)	$295,557	$295,839
Committed Loan Repurchase Facility	250,000	—		250,000	0.00% - 0.00%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	149,044		150,956	2.46% - 3.83%	12/19/2020	(7)	(8)	231,701	231,701
Committed Loan Repurchase Facility	300,000	139,394		160,606	2.51% - 2.81%	11/6/2022	(9)	(4)	204,671	204,859
Committed Loan Repurchase Facility	100,000	34,599		65,401	2.83% - 2.93%	12/31/2022	(10)	(4)	56,952	57,088
Committed Loan Repurchase Facility	100,000	22,950		77,050	2.92% - 4.48%	12/24/2020	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	537,018		1,012,982					819,481	820,087
Committed Securities Repurchase Facility(2)	708,969	477,734		231,235	1.50% - 3.21%	12/23/2021	N/A	(13)	622,653	622,653
Uncommitted Securities Repurchase Facility	N/A (13)	712,048		N/A (14)	1.32% - 3.75%	4/2020 - 6/2020	N/A	(13)	799,466	799,466	(15)
Total Repurchase Facilities	1,950,000	1,726,800		1,244,217					2,241,600	2,242,206
Revolving Credit Facility	266,430	266,430		—	3.80% - 5.25%	2/11/2021	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	806,153	806,153		—	3.75% - 6.75%	2020 - 2030(18)	N/A	(19)	967,842	1,171,170	(20)
Borrowings from the FHLB	1,945,795	1,007,581		938,214	NA	2020 - 2024	N/A	(21)	1,454,039	1,458,494	(22)
Senior Unsecured Notes	1,891,897	1,874,056	(23)	—	0.54% - 2.95%	2021 - 2025	N/A	N/A (24)	N/A (24)	N/A (24)
Total Debt Obligations, Net	$6,860,275	$5,681,020		$2,182,431					$4,663,481	$4,871,870

(1)	March 2020 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)
The combined committed amounts for the loan repurchase facility and the securities repurchase facility total $900.0 million, with maximum capacity on the loan repurchase facility of $500.0 million, and maximum capacity on the securities repurchase facility of $900.0 million less outstanding commitments on the loan repurchase facility.

(3)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(4)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(5)	Three additional 12-month periods at Company’s option.

(6)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(7)	Three additional 364-day periods.

(8)	First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(9)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(10)	Two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.

(11)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(12)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(13)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(14)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(15)	Includes $2.2 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(16)	Four additional 12-month periods at Company’s option.

(17)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(18)	Anticipated repayment dates.

(19)	Certain of our real estate investments serve as collateral for our mortgage loan financing.

(20)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(21)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(22)	Includes $9.9 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(23)	Presented net of unamortized debt issuance costs of $17.8 million at March 31, 2020.

(24)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2019(1)	Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,828		$416,172	3.24% - 3.74%	12/19/2022	(2)	(3)	$287,974	$288,210
Committed Loan Repurchase Facility	350,000	70,697		279,303	3.71% - 3.81%	5/24/2020	(4)	(5)	101,590	103,868
Committed Loan Repurchase Facility	300,000	248,182		51,818	3.49% - 3.74%	12/19/2020	(6)	(7)	382,778	382,778
Committed Loan Repurchase Facility	300,000	98,678		201,322	3.50% - 3.75%	11/6/2022	(8)	(3)	175,000	175,270
Committed Loan Repurchase Facility	100,000	9,952		90,048	3.96% - 3.99%	1/3/2023	(9)	(3)	75,628	75,813
Committed Loan Repurchase Facility	100,000	90,927		9,073	3.74% - 3.80%	12/24/2020	(10)	(11)	126,311	126,311
Total Committed Loan Repurchase Facilities	1,750,000	702,264		1,047,736					1,149,281	1,152,250
Committed Securities Repurchase Facility	400,000	42,751		357,249	2.50% - 2.56%	12/23/2021	N/A	(12)	52,691	52,691
Uncommitted Securities Repurchase Facility	N/A (12)	1,070,919		N/A (13)	2.17% - 3.54%	1/2020 - 3/2020	N/A	(12)	1,188,440	1,188,440	(14)
Total Repurchase Facilities	2,150,000	1,815,934		1,404,985					2,390,412	2,393,381
Revolving Credit Facility	266,430	—		266,430	NA	2/11/2020	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	812,606	812,606		—	3.75% - 6.75%	2020 - 2029(17)	N/A	(18)	988,857	1,192,106	(19)
Borrowings from the FHLB	1,945,795	1,073,500		872,295	1.47% - 2.95%	2020 - 2024	N/A	(20)	1,107,188	1,113,811	(21)
Senior Unsecured Notes	1,166,201	1,157,833	(22)	—	5.250% - 5.875%	2021 - 2025	N/A	N/A (23)	N/A (23)	N/A (23)
Total Debt Obligations	$6,341,032	$4,859,873		$2,543,710					$4,486,457	$4,699,298

(1)	December 31, 2019 LIBOR rates are used to calculate interest rates for floating rate debt.

(2)	Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.

(3)	First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.

(4)	One additional 12-month period at Company’s option.

(5)	First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.

(6)	Three additional 364-day periods.

(7)	First mortgage and mezzanine commercial real estate loans and senior pari passu interests therein. It does not include the real estate collateralizing such loans.

(8)	One additional 12-month extension period and two additional 6-month extension periods at Company’s option.

(9)	Two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.

(10)	The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.

(11)	First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.

(12)	Commercial real estate securities. It does not include the real estate collateralizing such securities.

(13)	Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.

(14)	Includes $2.2 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(15)	Four additional 12-month periods at Company’s option.

(16)	The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.

(17)	Anticipated repayment dates.

(18)	Certain of our real estate investments serve as collateral for our mortgage loan financing.

(19)	Using undepreciated carrying value of commercial real estate to approximate fair value.

(20)	First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.

(21)	First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.

(22)	Includes $9.9 million of restricted securities under the risk retention rules of Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.

(23)	Presented net of unamortized debt issuance costs of $8.4 million at December 31, 2019.

(24)	The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2020 (last 9 months)	$1,900,025
2021	1,087,628
2022	665,357
2023	156,872
2024	408,282
Thereafter	1,476,059
Subtotal	5,694,223
Debt issuance costs included in senior unsecured notes	(17,841)
Debt issuance costs included in mortgage loan financing	(642)
Premiums included in mortgage loan financing(2)	5,280
Total	$5,681,020

(1)
Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2020 (last 9 months) relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of March 31, 2020.

(2)	Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $829.3 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2020.

Senior Unsecured Notes
2027 Notes

On January 30, 2020, LCFH and Ladder Capital Finance Corporation (“LCFC”), a wholly-owned subsidiary of LCFH, issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027 (the “2027 Notes”). The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. During the three months ended March 31, 2020, the Company retired $19.2 million of principal of the 2027 Notes for a repurchase price of $17.2 million, recognizing a $1.7 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt. As of March 31, 2020, the remaining $730.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2025 Notes

On September 25, 2017, LCFH and LCFC issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). During the three months ended March 31, 2020, the Company retired $4.1 million of principal of the 2025 Notes for a repurchase price of $4.0 million, recognizing a $5.8 thousand net gain on extinguishment of debt after recognizing $(39.9) thousand of unamortized debt issuance costs associated with the retired debt. As of March 31, 2020, the remaining $395.9 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2021 Notes

On August 1, 2014, LCFH and LCFC issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). During the three months ended March 31, 2020, the Company retired $1.0 million of principal of the 2021 Notes for a repurchase price of $1.0 million, recognizing a $1.8 thousand net gain on extinguishment of debt after recognizing $(3.2) thousand of unamortized debt issuance costs associated with the retired debt. As of March 31, 2020, the remaining $265.2 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

Committed Loan and Securities Repurchase Facilities

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

On March 23, 2020, the Company amended one of its committed loan and securities repurchase facilities with a major U.S. bank to allow for an increase in the capacity on the securities repurchase facility, to the extent the Company has excess capacity on the loan repurchase facility. Prior to the amendment, the committed amounts on the facility were $500.0 million and $400.0 million on the loan and securities repurchase facilities, respectively. After the amendment, the committed amounts continue to total $900.0 million, with maximum capacity on the loan repurchase facility of $500.0 million, and maximum capacity on the securities repurchase facility of $900.0 million less outstanding commitments on the loan repurchase facility.

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of May 1, 2020.

–Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term, typically 30-day maturity repurchase agreements with various bank counterparties. Beginning in late March 2020 and extending through April 2020, the Company has been able to continue to access securities repurchase funding. While the Company was successful in refinancing its securities and extending the terms of the majority of its securities repurchase financing to periods ranging from three to six months from certain key counterparties, the funding received generally reflected higher costs of financing and lower advance rates than prevailed during times of market stability.

In March, as a result of the COVID-19 pandemic, trading volumes for CRE CLO securities fell significantly and prices for CRE CLO securities declined. As a result, the Company experienced margin calls on its securities repurchase financing, all of which were successfully satisfied in cash in a timely manner. As the securities markets stabilized somewhat in April, the Company received rebates of much of the previously posted cash margin and applied other margin funds to reduce securities repurchase debt outstanding as repurchase financing transactions were extended in term. Management plans to continue to work with its bank counterparties to roll and extend such maturities. Given the credit quality and short duration of the securities portfolio, extension of term would allow for such securities to pay off at par or allow for sales in an orderly manner.

–Federal Home Loan Bank (“FHLB”) Financing:   As discussed in the Company’s Annual Report, in 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021. As the COVID-19 crisis unfolded, management maintained an active dialogue with the FHLB and subsequent to March 31, 2020, the Company completed a non-mark to market private CLO financing transaction (refer to below and Note 18, Subsequent Events) and sold securities and loans previously serving as collateral at the FHLB. A portion of the proceeds of the CLO financing transaction and asset sales were used to pay down FHLB advances, reducing the amount of the Company’s financing that is mark to market. As of May 1, 2020, FHLB advances outstanding were $487.0 million, reflecting a reduction of approximately $520.6 million since March 31, 2020. The Company maintains ongoing discussions with the FHLB about further reducing its outstanding advances to ensure a smooth and timely transition from FHLB membership. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral.

–Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties as the COVID-19 crisis has unfolded. The Company has drawn additional funds from certain loan repurchase facilities since the start of the crisis in mid-March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, subsequent to March 31, 2020, the Company has paid off over $123.0 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (refer to below). As of May 1, 2020, the Company had $414.0 million of loan repurchase debt outstanding with five separate bank counterparties. The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

–New Secured Financing Facility:  On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with Koch Real Estate Investments, LLC (“Koch”), an affiliate of Koch Industries, under which Koch will provide the Company with approximately $206.4 million in senior secured financing (the “Koch Facility”) to fund transitional and land loans. Koch Facility will be secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature after 36 months, and borrowings thereunder will bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Koch Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Koch Facility is non-recourse, subject to limited exceptions, and does not contain mark to market provisions. Additionally, the Koch Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, which is non-recourse, subject to limited exceptions, Koch also has the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00, which amount and price may be proportionally adjusted in the event of equity distributions, stock splits, reclassifications and other similar events (the “Purchase Right”). The Purchase Right will expire on December 31, 2020. The Company expects that any such investment would additionally benefit its liquidity position.

Pursuant to the Purchase Right, Koch has agreed to a customary standstill until December 31, 2020 or the date on which Koch has exercised the Purchase Right in full, if earlier. In addition, Koch has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and Koch entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to Koch. (Refer to Note 18, Subsequent Events.)

–Completion of Private CLO: On April 27, 2020, the Company completed a private CLO financing transaction with Goldman Sachs Bank USA which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark to market and non-recourse basis. The Company will retain a 35% subordinate and controlling interest in the collateral, which affords for broad discretion in managing these loans in light of the COVID-19 pandemic and preserving or increasing their value. Proceeds from the transaction were used to pay off other secured debt including loan repurchase and FHLB financing that was subject to mark to market provisions. (Refer to Note 18, Subsequent Events.)

As a result of our financing and liquidity strategy and execution to date, as of May 1, 2020, Ladder had approximately $830.0 million of unrestricted cash on hand and, subsequent to quarter end, has paid down $783.0 million of secured debt that was subject to mark to market provisions subsequent to quarter end. Furthermore, the Company maintains $2.7 billion of unencumbered assets primarily comprised of first mortgage loans representing another significant source of potential liquidity.

Financial Covenants

As the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark to market financing. The Company’s cash and cash equivalents and restricted cash totaled $622.2 million as of March 31, 2020, including $358.4 million of unrestricted cash and cash equivalents to mitigate uncertainty in liquidity needs in light of current market conditions and $263.9 million of cash margin posted as collateral against securities repurchase financing obligations and for other borrowings as of March 31, 2020. Partly as a result of maintaining such cash levels, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders as of March 31, 2020 but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements) with various counterparties that totaled in excess of $830.0 million as of April 28, 2020.

We were in compliance with all remaining covenants described in the Company’s Annual Report, as of March 31, 2020.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2020 and December 31, 2019 ($ in thousands):

March 31, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	0.11
Futures
5-year Swap	24,400	191	—	0.25
10-year Swap	76,700	600	—	0.25
5-year U.S. Treasury Note	20,300	159	—	0.25
Total futures	121,400	950	—
Total derivatives	$190,971	$950	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1MO LIBOR	$69,571	$—	$—	0.36
Futures
5-year Swap	46,000	158	—	0.25
10-year Swap	149,800	516	—	0.25
5-year U.S. Treasury Note	1,100	4	—	0.25
Total futures	196,900	678	—
Credit Derivatives
S&P 500 Put Options	143,300	15	—	0.05
Total credit derivatives	143,300	15	—
Total derivatives	$409,771	$693	$—

(1)  Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three Months Ended March 31, 2020
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$272	$(15,946)	$(15,674)
Credit Derivatives	111	128	239
Total	$383	$(15,818)	$(15,435)

	Three Months Ended March 31, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$2,557	$(13,533)	$(10,976)
Credit Derivatives	(66)	8	(58)
Total	$2,491	$(13,525)	$(11,034)

The Company’s counterparties held $2.5 million and $3.5 million of cash margin as collateral for derivatives as of March 31, 2020 and December 31, 2019, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2020 and December 31, 2019. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2020
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$950	$—	$950	$—	$—	$950
Total	$950	$—	$950	$—	$—	$950

(1) Included in restricted cash on consolidated balance sheets.

As of March 31, 2020
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$1,726,800	$—	$1,726,800	$1,726,800	$—	$—
Total	$1,726,800	$—	$1,726,800	$1,726,800	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2020 and December 31, 2019 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. EQUITY STRUCTURE AND ACCOUNTS

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

During the three months ended March 31, 2020, no Series REIT LP Units and no Series TRS LP Units were collectively exchanged for shares of Class A common stock and no shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

During the three months ended March 31, 2019, 101,000 Series REIT LP Units and 101,000 Series TRS LP Units were collectively exchanged for 101,000 shares of Class A common stock; and 101,000 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2020, the Company has a remaining amount available for repurchase of $39.9 million, which represents 7.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $4.74 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	146,153	(1,201)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2020		$39,931

(1)	Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of March 31, 2019		$41,769

(1)	Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2020 and 2019:

Declaration Date	Dividend per Share

February 27, 2020	$0.340
$0.340

February 27, 2019	$0.340
Total	$0.340

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2020 and 2019 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2019	$4,218	$477	$4,695
Other comprehensive income (loss)	(70,142)	(7,865)	(78,007)
Exchange of noncontrolling interest for common stock	—	—	—
Rebalancing of ownership percentage between Company and Operating Partnership	4	(4)	—
March 31, 2020	$(65,920)	$(7,392)	$(73,312)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	11,731	1,462	13,193
Exchange of noncontrolling interest for common stock	(5)	5	—
Rebalancing of ownership percentage between Company and Operating Partnership	3	(3)	—
March 31, 2019	$7,080	$876	$7,956

11. NONCONTROLLING INTERESTS

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2020, the Company has increased noncontrolling interests in the Operating Partnership and accumulated other comprehensive income and decreased additional paid-in capital in the Company’s shareholders’ equity by $0.3 million as of March 31, 2020.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of March 31, 2020, the Company consolidates five ventures in which there are other noncontrolling investors, which own between 10% - 29.4% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $82.4 million, 11 office buildings in Richmond, VA with a book value of $72.6 million, a single-tenant office building in Ewing, NJ with a book value of $26.6 million, an industrial building in Lithia Springs, GA with an aggregate book value of $23.5 million and an apartment complex in Miami, FL with a book value of $37.2 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

12. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2020 and 2019 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2020	2019

Basic Net income (loss) available for Class A common shareholders	$(15,728)	$22,175
Diluted Net income (loss) available for Class A common shareholders	$(15,728)	$22,175
Weighted average shares outstanding
Basic	106,329,796	104,259,549
Diluted	106,329,796	105,006,315

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2020 and 2019 consist of the following:

	Three Months Ended March 31,
(In thousands except share amounts)	2020	2019

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(15,728)	$22,175
Denominator:
Weighted average number of shares of Class A common stock outstanding	106,329,796	104,259,549
Basic net income (loss) per share of Class A common stock	$(0.15)	$0.21

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(15,728)	$22,175
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)(2)	—	—
Additional corporate tax (expense) benefit(2)	—	—
Diluted net income (loss) attributable to Class A common shareholders	(15,728)	22,175
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	106,329,796	104,259,549
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders(3)	—	—
Incremental shares of unvested Class A restricted stock(3)	—	746,766
Incremental shares of unvested stock options	—	—
Diluted weighted average number of shares of Class A common stock outstanding	106,329,796	105,006,315
Diluted net income (loss) per share of Class A common stock	$(0.15)	$0.21

(1)
For three months ended March 31, 2020 and 2019, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.

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

13. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in Note 14, Stock Based and Other Compensation Plans included within the Company’s Annual Report ($ in thousands):

	Three Months Ended March 31,
	2020	2019

Stock Based Compensation Expense	$14,026	$11,292
Phantom Equity Investment Plan	2,138	802
Stock Options Exercised	(270)	—
Bonus Expense	30	6,785
Total	$15,924	$18,879

Summary of Stock and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below:

	Three Months Ended March 31,
	2020		2019
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share

Grants - Class A Common Stock	1,466,337	$18.72	1,541,001	$17.56
Grants - Class A Common Stock dividends	—	—	11,113	16.61
Stock Options	—	—	12,073	—

The table below presents the number of unvested shares and outstanding stock options at March 31, 2020 and changes during 2020 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2019	1,436,683	994,208
Granted	1,466,337	—
Exercised		(83,845)
Vested	(1,161,118)
Forfeited	(5,803)	—
Expired		—
Nonvested/Outstanding at March 31, 2020	1,736,099	910,363

Exercisable at March 31, 2020		910,363

At March 31, 2020 there was $24.7 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 29.5 months, with a weighted-average remaining vesting period of 35 months.

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

Annual Incentive Awards Granted in 2020 with Respect to 2019 Performance

For 2019 performance, certain employees received stock-based incentive equity. Fair value for all restricted and unrestricted stock grants was calculated using the closing stock price on the grant date. Compensation expense for unrestricted stock grants will be expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2020, 2021 and 2022, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

On February 18, 2020, in connection with 2019 compensation, annual stock and restricted stock awards were granted to management grantees, other than Ms. Porcella, with an aggregate fair value of $12.5 million which represents 667,201 shares of restricted Class A common stock. The grant to Ms. Porcella is subject to the same time-based and performance-based vesting described below for non-management grantees and her shares are included in that total. The grant to Mr. Harris, and 50% of the grants to Mr. Fox, Ms. McCormack and Mr. Perelman, were unrestricted. The other 50% of incentive equity granted to Mr. Fox, Ms. McCormack and Mr. Perelman is restricted stock subject to performance criteria as described above.

On February 18, 2020, in connection with 2019 compensation, stock awards were granted to Ms. Porcella and non-management employees (“Non-Management Grantees”) with an aggregate value of $14.5 million which represents 775,100 shares of mostly restricted Class A common stock. Fifty percent of most stock awards is subject to time-based vesting criteria, and the remaining 50% of these stock awards is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on February 18 of each of 2021, 2022 and 2023 subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2020, 2021 and 2022, respectively. The Catch-Up Provision applies to the performance vesting portion of this award. The compensation expense related to the performance-based restricted stock granted on February 18, 2020 shall be recognized 1/3 for the period February 18, 2020 through February 18, 2021, 1/3 for the period February 19, 2021 through February 18, 2022 and 1/3 for the period February 19, 2022 through February 18, 2023.

In the event Ms. Porcella or a Non-Management Grantee is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (and be forfeited) in accordance with the performance conditions.

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Fox, Ms. McCormack and Mr. Perelman will become fully vested if (1) such management grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such management grantee’s employment is terminated without cause or due to death or disability or the management grantee resigns for Good Reason. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock and option awards granted.

2020 Restricted Stock Awards

On February 18, 2020, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 24,036 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one year vesting period. On March 26, 2020, 4,006 shares of restricted Class A common stock were forfeited when a member resigned from the board of directors.

Bonus Payments

On February 6, 2020, the board of directors of Ladder Capital Corp approved the 2019 bonus payments to employees, including officers, totaling $55.2 million, which included $27.0 million of equity based compensation. The bonuses were accrued for as of December 31, 2019 and paid to employees in full on February 14, 2020. On February 7, 2019, the board of directors of Ladder Capital Corp approved the 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. During the three months ended March 31, 2020, the Company recorded no compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy. During the three months ended March 31, 2019, the Company recorded compensation expense of $6.8 million related to bonuses.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2020 and December 31, 2019 are as follows ($ in thousands):

March 31, 2020

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,943,507		$1,943,359	$1,868,149	Internal model, third-party inputs	2.21%	2.31
CMBS interest-only(1)	1,550,358	(2)	26,800	27,835	Internal model, third-party inputs	2.99%	2.46
GNMA interest-only(3)	105,009	(2)	1,661	1,607	Internal model, third-party inputs	4.86%	3.05
Agency securities(1)	621		631	628	Internal model, third-party inputs	1.70%	1.70
GNMA permanent securities(1)	31,159		31,345	32,211	Internal model, third-party inputs	3.50%	2.61
Equity securities(3)	N/A		598	197	Observable market prices	N/A	N/A
Provision for current expected credit reserves	N/A		(22)	(22)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,453,893		3,432,779	3,447,851	Discounted Cash Flow(4)	6.86%	1.29
Provision for current expected credit reserves	N/A		(49,457)	(49,457)	(5)	N/A	N/A
Mortgage loan receivables held for sale	154,833		146,713	146,961	Internal model, third-party inputs(6)	3.94%	9.96
FHLB stock(7)	61,619		61,619	61,619	(7)	4.25%	N/A
Nonhedge derivatives(1)(8)	121,400		N/A	950	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	1,626,706		1,626,706	1,626,706	Discounted Cash Flow(9)	2.87%	0.20
Repurchase agreements - long-term	100,094		100,094	100,094	Discounted Cash Flow(10)	2.48%	1.36
Revolving credit facility	266,430		266,430	266,430	Discounted Cash Flow(11)	3.83%	0.87
Mortgage loan financing	801,515		806,153	830,648	Discounted Cash Flow(10)	4.90%	1.53
Borrowings from the FHLB	1,007,581		1,007,581	1,012,997	Discounted Cash Flow	2.08%	1.92
Senior unsecured notes	1,891,897		1,874,056	1,005,958	Broker quotations, pricing services	4.95%	4.50
Nonhedge derivatives(1)(8)	69,571		N/A	—	Counterparty quotations	N/A	0.11

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

December 31, 2019

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2020 and December 31, 2019 ($ in thousands):

March 31, 2020

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,931,411		$—	$—	$1,856,559	$1,856,559
CMBS interest-only(1)	1,539,283	(2)	—	—	27,065	27,065
GNMA interest-only(3)	105,009	(2)	—	—	1,607	1,607
Agency securities(1)	621		—	—	628	628
GNMA permanent securities(1)	31,159		—	—	32,211	32,211
Equity securities	N/A		197	—	—	197
Nonhedge derivatives(4)	121,400		—	950	—	950
			$197	$950	$1,918,070	$1,919,217
Liabilities:
Nonhedge derivatives(4)	69,571		$—	$—	$—	$—

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,453,893		$—	$—	$3,447,851	$3,447,851
Provision for current expected credit losses	N/A		—	—	(49,457)	(49,457)
Mortgage loan receivable held for sale	154,833		—	—	146,961	146,961
CMBS(5)	12,096		—	—	11,590	11,590
CMBS interest-only(5)	11,075	(2)	—	—	770	770
Provision for current expected credit losses	N/A		—	—	(22)	(22)
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,619,312	$3,619,312
Liabilities:
Repurchase agreements - short-term	1,626,706		$—	$—	$1,626,706	$1,626,706
Repurchase agreements - long-term	100,094		—	—	100,094	100,094
Revolving credit facility	266,430		—	—	266,430	266,430
Mortgage loan financing	801,515		—	—	830,648	830,648
Borrowings from the FHLB	1,007,581		—	—	1,012,997	1,012,997
Senior unsecured notes	1,891,897		—	—	1,005,958	1,005,958
			$—	$—	$4,842,833	$4,842,833

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

December 31, 2019

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,628,476		$—	$—	$1,632,714	$1,632,714
CMBS interest-only(1)	1,548,061	(2)	—	—	28,342	28,342
GNMA interest-only(3)	109,783	(2)	—	—	1,851	1,851
Agency securities(1)	629		—	—	637	637
GNMA permanent securities(1)	31,461		—	—	32,369	32,369
Equity securities	N/A		12,980	—	—	12,980
Nonhedge derivatives(4)	340,200		—	693	—	693
			$12,980	$693	$1,695,913	$1,709,586
Liabilities:
Nonhedge derivatives(4)	$69,571		$—	$—	$—	$—

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$3,277,597		$—	$—	$3,273,219	$3,273,219
Provision for loan losses	N/A		—	—	(20,500)	(20,500)
Mortgage loan receivables held for sale	122,748		—	—	124,989	124,989
CMBS(5)	12,121		—	—	11,608	11,608
CMBS interest-only(5)	11,099	(2)	—	—	804	804
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,451,739	$3,451,739
Liabilities:
Repurchase agreements - short-term	1,781,253		$—	$—	$1,781,253	$1,781,253
Repurchase agreements - long-term	34,681		—	—	34,681	34,681
Mortgage loan financing	807,854		—	—	838,766	838,766
Borrowings from the FHLB	1,073,500		—	—	1,080,354	1,080,354
Senior unsecured notes	1,166,201		—	—	1,208,860	1,208,860
			$—	$—	$4,943,914	$4,943,914

(1)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.

(2)	Represents notional outstanding balance of underlying collateral.

(3)	Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2020 and December 31, 2019 ($ in thousands):

	Three Months Ended March 31,
Level 3	2020	2019

Balance at January 1,	$1,695,913	$1,385,957
Transfer from level 2	—	—
Purchases	437,519	431,107
Sales	(93,301)	(210,279)
Paydowns/maturities	(43,603)	(24,166)
Amortization of premium/discount	(2,284)	(3,191)
Unrealized gain/(loss)	(77,931)	13,203
Realized gain/(loss) on sale(1)	1,755	2,778
Balance at March 31,	$1,918,068	$1,595,409

(1)	Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2020

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,856,560		Discounted cash flow	Yield (4)	1.68%	11.1%	442.78%
				Duration (years)(5)	0.01	2.60	6.25
CMBS interest-only(1)	27,065	(2)	Discounted cash flow	Yield (4)	2.06%	4.04%	6.8%
				Duration (years)(5)	0.14	2.30	3.34
				Prepayment speed (CPY)(5)	100.00	97.23	100.00
GNMA interest-only(3)	1,607	(2)	Discounted cash flow	Yield (4)	(2.32)%	10.81%	123.94%
				Duration (years)(5)	0.52	2.57	13.70
				Prepayment speed (CPJ)(5)	5.00	12.36	35.00
Agency securities(1)	628		Discounted cash flow	Yield (4)	1.42%	15.77%	72%
				Duration (years)(5)	0.00	2.16	2.71
GNMA permanent securities(1)	32,211		Discounted cash flow	Yield (4)	157.21%	277.67%	410.00%
				Duration (years)(5)	1.15	9.96	14.89
Total	$1,918,071

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

December 31, 2019

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,632,714		Discounted cash flow	Yield (3)	—%	3.11%	19.92%
				Duration (years)(4)	0.00	1.63	6.87
CMBS interest-only(1)	28,342	(2)	Discounted cash flow	Yield (3)	1.57%	3.93%	7.62%
				Duration (years)(4)	0.26	2.47	3.51
				Prepayment speed (CPY)(4)	100.00	97.24	100.00
GNMA interest-only(3)	1,851	(2)	Discounted cash flow	Yield (4)	(4.82)%	15.13%	44.5%
				Duration (years)(5)	0.85	2.90	13.69
				Prepayment speed (CPJ)(5)	5.00	12.36	35.00
Agency securities(1)	637		Discounted cash flow	Yield (4)	—%	1.7%	2.16%
				Duration (years)(5)	0.00	2.30	2.92
GNMA permanent securities(1)	32,369		Discounted cash flow	Yield (4)	56.56%	166.79%	410%
				Duration (years)(5)	2.60	3.61	6.49
Total	$1,695,913

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of assets value due to impairment. Refer to Note 3, Mortgage Loan Receivables for disclosure of level 3 inputs.

15. INCOME TAXES

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2015 (the REIT Election”). As such, the Company’s income is generally not subject to U.S. Federal, state and local corporate income taxes other than as described below.

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(16.6) million and $(6.0) million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company’s net deferred tax assets (liabilities) were $(14.2) million and $(2.1) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $12.0 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2020, the Company has a deferred tax asset of $9.8 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2021. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of March 31, 2020, the Company had a deferred tax asset of $0.9 million related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company has historically calculated its tax provision during quarterly reporting periods by applying an annual effective tax rate for the full year to the income for the reporting period; however, for the three months ended March 31, 2020, the Company used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2020. Given the uncertainty in the markets driven by COVID-19, the Company is not able to reliably forecast the split of its income between its REIT and TRS entities. The Company determined that since changes in estimated income between its REIT and TRS entities would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three month period ended March 31, 2020.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2020, the tax years 2016-2019 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In connection with a New York State audit settlement, the Company collected $2.5 million of indemnities under the acquisition agreements during 2019.

Under U.S. GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. As of December 31, 2019, the Company’s unrecognized tax benefit is a liability for $0.2 million, and is included in the accrued expenses in the Company’s consolidated balance sheets. The statute of limitations for the unrecognized tax benefit as of December 31, 2019 has expired as of March 31, 2020. This expiration allowed the Company to release the remainder of the unrecognized tax benefit liability. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners. Under the Tax Receivable Agreement the Company generally is required to pay to those Continuing LCFH Limited Partners that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company may make future payments under the Tax Receivable Agreement if the tax benefits are realized.  The Company would then benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the Tax Receivable Agreement. As of March 31, 2020 and December 31, 2019, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million, included in other liabilities in the consolidated balance sheets for Continuing LCFH Limited Partners.

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of March 31, 2020, the Company had a $2.0 million lease liability and a $1.9 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.2 million and $1.6 million, for the three months ended March 31, 2020 and 2019, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of March 31, 2020, the Company’s off-balance sheet arrangements consisted of $303.4 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 48% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, the Company’s off-balance sheet arrangements consisted of $286.5 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. As a result of the COVID-19 pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower. These commitments are not reflected on the consolidated balance sheets.

17. SEGMENT REPORTING

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended March 31, 2020
Interest income	$58,905	$12,863	$8	$813		$72,589
Interest expense	(4,870)	(6,759)	(10,234)	(29,538)		(51,401)
Net interest income (expense)	54,035	6,104	(10,226)	(28,725)		21,188
Provision for loan losses	(26,581)	—	—	—		(26,581)
Net interest income (expense) after provision for loan losses	27,454	6,104	(10,226)	(28,725)		(5,393)

Operating lease income	—	—	26,328	—		26,328
Sale of loans, net	1,005	—	—	—		1,005
Realized gain (loss) on securities	—	3,011	—	—		3,011
Unrealized gain (loss) on equity securities	—	(533)	—	—		(533)
Unrealized gain (loss) on Agency interest-only securities	—	76	—	—		76
Realized gain on sale of real estate, net	—	—	10,529	—		10,529
Impairment of real estate	—	—	—	—		—
Fee and other income	1,424	401	25	(331)		1,519
Net result from derivative transactions	(11,351)	(4,084)	—	—		(15,435)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	441	—		441
Gain (loss) on extinguishment of debt	—	—	—	2,061		2,061
Total other income (loss)	(8,922)	(1,129)	37,323	1,730		29,002

Salaries and employee benefits	—	—	—	(17,021)		(17,021)
Operating expenses	—	—	—	(5,794)	(3)	(5,794)
Real estate operating expenses	—	—	(7,948)	—		(7,948)
Fee expense	(1,190)	(72)	(177)	—		(1,439)
Depreciation and amortization	—	—	(9,984)	(25)		(10,009)
Total costs and expenses	(1,190)	(72)	(18,109)	(22,840)		(42,211)

Income tax (expense) benefit	—	—	—	4,541		4,541
Segment profit (loss)	$17,342	$4,903	$8,988	$(45,294)		$(14,061)

Total assets as of March 31, 2020	$3,530,035	$1,930,605	$1,096,077	$775,155		$7,331,872

	Loans	Securities	Real Estate(1)	Corporate/Other(2)		Company Total

Three months ended March 31, 2019
Interest income	$73,152	$13,119	$8	$187		$86,466
Interest expense	(14,756)	(2,488)	(8,882)	(25,122)		(51,248)
Net interest income (expense)	58,396	10,631	(8,874)	(24,935)		35,218
Provision for loan losses	(300)	—	—	—		(300)
Net interest income (expense) after provision for loan losses	58,096	10,631	(8,874)	(24,935)		34,918

Operating lease income	—	—	28,921	—		28,921
Sale of loans, net	7,079	—	—	—		7,079
Realized gain (loss) on securities	—	2,865	—	—		2,865
Unrealized gain (loss) on equity securities	—	2,078	—	—		2,078
Unrealized gain (loss) on Agency interest-only securities	—	11	—	—		11
Realized gain on sale of real estate, net	—	—	4	—		4
Impairment of real estate	—	—	(1,350)	—		(1,350)
Fee and other income	3,310	403	7	965		4,685
Net result from derivative transactions	(5,198)	(5,836)	—	—		(11,034)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	959	—		959
Gain (loss) on extinguishment/defeasance of debt	—	—	(1,070)	—		(1,070)
Total other income (loss)	5,191	(479)	27,471	965		33,148

Salaries and employee benefits	—	—	—	(23,574)		(23,574)
Operating expenses	—	—	—	(5,403)	(3)	(5,403)
Real estate operating expenses	—	—	(5,474)	—		(5,474)
Fee expense	(1,194)	(100)	(418)	—		(1,712)
Depreciation and amortization	—	—	(10,202)	(25)		(10,227)
Total costs and expenses	(1,194)	(100)	(16,094)	(29,002)		(46,390)

Income tax (expense) benefit	—	—	—	2,854		2,854
Segment profit (loss)	$62,093	$10,052	$2,503	$(50,118)		$24,530

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472		$6,669,152

(1)	Includes the Company’s investment in unconsolidated joint ventures that held real estate of $48.7 million and $48.4 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $61.6 million as of March 31, 2020 and December 31, 2019, respectively, the Company’s deferred tax asset (liability) of $(14.2) million and $(2.1) million as of March 31, 2020 and December 31, 2019, respectively, and the Company’s senior unsecured notes of $1.9 billion and $1.2 billion as of March 31, 2020 and December 31, 2019, respectively.

(3)	Includes $3.1 million and $2.5 million of professional fees for the three months ended March 31, 2020 and 2019, respectively.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that the following disclosure is necessary:

New Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with Koch Real Estate Investments, LLC (“Koch”), an affiliate of Koch Industries, under which Koch will provide the Company with approximately $206.4 million in senior secured financing (the “Koch Facility”) to fund transitional and land loans. The Koch Facility will be secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature after 36 months, and borrowings thereunder will bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Koch Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Koch Facility is non-recourse, subject to limited exceptions, and does not contain mark to market provisions. Additionally, the Koch Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, Koch also has the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00, which amount and price may be proportionally adjusted in the event of equity distributions, stock splits, reclassifications and other similar events (the “Purchase Right”). The Purchase Right will expire on December 31, 2020. The Company expects that any such investment would additionally benefit its liquidity position.

Pursuant to the Purchase Right, Koch has agreed to a customary standstill until December 31, 2020 or the date on which Koch has exercised the Purchase Right in full, if earlier. In addition, Koch has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and Koch entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to Koch.

Completion of Private CLO Financing

On April 27, 2020, the Company completed a private CLO transaction with Goldman Sachs Bank USA which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark to market and non-recourse basis. The Company will retain a 35% subordinate and controlling interest in the collateral, which affords for broad discretion in managing these loans in light of the COVID-19 pandemic and preserving or increasing their value. Proceeds from the transaction were used to pay off other secured debt including bank and FHLB financing that was subject to mark to market provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Ladder Capital Corp included within this report and the Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” within this Quarterly Report and “Risk Factors” within the Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within the Annual Report.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $25.7 billion of commercial real estate loans from our inception through March 31, 2020. During this timeframe, we also acquired $12.7 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.8 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2020, we originated $16.6 billion of conduit loans, $16.5 billion of which were sold into 67 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Act. The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2020, we had $7.3 billion in total assets and $1.5 billion of total equity. Our assets included $3.5 billion of loans, $1.9 billion of securities, and $1.0 billion of real estate.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including unsecured debt and significant committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2020, our management team and directors held interests in our Company comprising 10.7% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of March 31, 2020, we employed 75 full-time industry professionals.

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market disruption and impact on liquidity caused by the COVID-19 pandemic across most industries in the United States. In view of the uncertainty related to the severity and duration of the pandemic, its impact on our revenues, profitability and financial position is difficult to assess at this time. The Company has disclosed the current and potential impact of the COVID-19 global pandemic on our business throughout this Quarterly Report.

Recent Developments

Refer to Note 18 to the Consolidated Financial Statements for disclosure regarding significant transactions that occurred subsequent to March 31, 2020.

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

	March 31, 2020		December 31, 2019
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,310,167	45.1%	$3,127,173	46.9%
Other commercial real estate-related loans	122,612	1.7%	129,863	1.9%
Provision for current expected credit losses	(49,457)	(0.7)%	(20,500)	(0.3)%
Total balance sheet loans	3,383,322	46.1%	3,236,536	48.5%
Conduit first mortgage loans	146,713	2.0%	122,325	1.8%
Total loans	3,530,035	48.1%	3,358,861	50.3%
Securities
CMBS investments	1,895,984	25.9%	1,673,468	25.3%
U.S. Agency Securities investments	34,446	0.5%	34,857	0.5%
Equity securities	197	—%	12,980	0.2%
Provision for current expected credit losses	(22)	—%	—	—%
Total securities	1,930,605	26.4%	1,721,305	26.0%
Real Estate
Real estate and related lease intangibles, net	1,047,418	14.3%	1,048,081	15.7%
Total real estate	1,047,418	14.3%	1,048,081	15.7%
Other Investments
Investments in and advances to unconsolidated joint ventures	48,659	0.7%	48,433	0.7%
FHLB stock	61,619	0.8%	61,619	0.9%
Total other investments	110,278	1.5%	110,052	1.6%
Total investments	6,618,336	90.3%	6,238,299	93.6%
Cash, cash equivalents and restricted cash	622,221	8.5%	355,746	5.3%
Other assets	91,315	1.2%	75,107	1.1%
Total assets	$7,331,872	100.0%	$6,669,152	100.0%

While the unique nature of COVID-19 limits our normal visibility into expected underlying property operating results, we are in regular communication with our borrowers and are closely monitoring property performance. We expect our investments in loans and real estate in the hotels and retail sectors to be the most directly impacted by COVID-19. Loans on hotel and retail properties comprised approximately 11% and 7%, respectively, of our loan portfolio at March 31, 2020. Hotel and retail properties comprised approximately 6% and 47%, respectively, of our real estate portfolio at March 31, 2020. The majority of the net leased properties in our real estate portfolio, which comprise the majority of the 47%, are necessity-based retail and have remained open and stable during the COVID-19 pandemic.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2020, we held a portfolio of 151 balance sheet first mortgage loans with an aggregate book value of $3.3 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 69.9% at March 31, 2020.

We continue to actively manage and monitor the credit and liquidity risk associated with the balance sheet first mortgage loan portfolio. Due to the nationwide restrictions placed on most businesses in response to the COVID-19 pandemic, significant cashflow disruptions are expected across the economy which will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We expect to use a variety of legal and structural options to manage that risk effectively, including through possible forbearance and default provisions, as is generally being considered throughout the credit lending industries.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2020, we held a portfolio of 24 other commercial real estate-related loans with an aggregate book value of $122.6 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.4% at March 31, 2020.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of March 31, 2020, we held eight first mortgage loans that were available for contribution into a securitization with an aggregate book value of $146.7 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 66.7% at March 31, 2020. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of March 31, 2020 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of CMBS, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21,000,000 and (y) 10% of the total net asset value of the respective Ladder investment company. As of March 31, 2020, the estimated fair value of our portfolio of CMBS investments totaled $1.9 billion in 142 CUSIPs ($13.4 million average investment per CUSIP). As of March 31, 2020, included in the $1.9 billion of CMBS securities are $12.4 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 100% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 91.5% AAA/Aaa-rated securities and 8.5% of other investment grade-rated securities, including 7% rated AA/Aa, 1.2% rated A/A and 0.3% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2020, our CMBS investments had a weighted average duration of 2.3 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2020, by property count and market value, respectively, 52.4% and 72.2% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 8.0% and 35.2%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.3% to 4.8% by property count and 0.2% to 8.8% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of March 31, 2020, the estimated fair value of our portfolio of U.S. Agency Securities was $34.4 million in 19 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 2.6 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of March 31, 2020, by market value, 76.6% and 20.3% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 84.6% and New York represented 3.8% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of March 31, 2020 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including but not limited to debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $80.0 million. As of March 31, 2020, we had no investments in debt securities.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of March 31, 2020, the estimated fair value of our portfolio of equity securities was $0.2 million in three CUSIPs ($0.1 million average investment per CUSIP).

Due to the recent market volatility, there has been a significant decrease in liquidity across all types of securities. There was a significant reduction in trading activity with the turbulent and uncertain market conditions that existed at the end of March as restrictive responsive measures related to the COVID-19 pandemic impacted the overall economy. The credit profile of our portfolio is predominantly AAA-rated and almost entirely investment grade as noted earlier. We expect the subordination structure of the investments, as well as the hyperamortization provision included in our senior CRE-CLO security positions, to help mitigate potential losses in the current market conditions. The reduction in liquidity and overall trading activity during this period resulted in a decline of approximately $78.2 million in market value of the Company’s real estate securities through March 31, 2020.

Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2020, we owned 164 single tenant net leased properties with an aggregate book value of $671.1 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2020, our net leased properties comprised a total of 5.4 million square feet, 100% leased with an average age since construction of 15.5 years and a weighted average remaining lease term of 12.1 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee.

Diversified Commercial Real Estate Properties. In addition, as of March 31, 2020, we owned 63 diversified commercial real estate properties with an aggregate book value of $375.2 million. Through separate joint ventures, we own a 40 property student housing portfolio in Isla Vista, CA with a book value of $82.4 million and an occupancy rate of 100.0%, a portfolio of 11 office buildings in Richmond, VA with a book value of $72.6 million with a 92.3% occupancy rate, an apartment complex in Miami, FL with a book value of $37.2 million and an occupancy rate of 93.4%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $23.5 million, a portfolio of two student housing properties in Fort Worth and Arlington, TX with an aggregate book value of $23.6 million and a 38.1% occupancy rate, one hotel in San Diego, CA with a book value of $41.5 million and a 100.0% occupancy rate, and a 13-story office building in Oakland County, MI with a book value of $9.7 million and an 83.7% occupancy rate. We also own a single-tenant office building in Ewing, NJ with a book value of $26.6 million, a development property in Los Angeles, CA with a book value of $21.5 million, a hotel in Omaha, NE with a book value of $17.3 million, a single-tenant office building in Crum Lynne, PA with a book value of $9.8 million, a shopping center in Carmel, NY with a book value of $6.0 million and a 44.4% occupancy rate, and an office building in Peoria, IL with a book value of $3.4 million and a 45.6% occupancy rate.

Residential Real Estate. We sold two condominium units at Terrazas River Park Village in Miami, FL, during the three months ended March 31, 2020, generating aggregate gains on sale of $7 thousand. As of March 31, 2020, we own four residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $1.2 million, and we intend to sell these remaining units in less than 18 months. The Company holds these residential condominium units in a TRS.

The recent market volatility due to the COVID-19 pandemic has brought illiquidity in most asset classes, including real estate. The Company expects the net leased commercial real estate properties, which comprise the majority of our portfolio, to be minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based retail and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor our diversified commercial real estate properties as well to determine the immediate and long term impacts on the buildings, tenants, business plans and the ability to execute those business plans.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2020, Grace Lake LLC owned an office building campus with a carrying value of $52.2 million, which is net of accumulated depreciation of $32.9 million, that is financed by $63.6 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of March 31, 2020, the book value of our investment in Grace Lake LLC was $3.2 million.

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

24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of March 31, 2020, 24 Second Avenue had sold 19 residential condominium units for $49.6 million in sales proceeds. As of March 31, 2020, the Company had no remaining additional capital commitment to 24 Second Avenue. As of March 31, 2020, the book value of the Company’s investment in 24 Second Avenue was $45.4 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the Federal Home Loan Bank (“FHLB”). Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of March 31, 2020, the book value of our investment in FHLB Stock was $61.6 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties. In addition to cash flow from operations, we fund our operations and investment strategy through a diverse array of funding sources, including:

•	Unsecured corporate bonds

•	Secured loan and securities repurchase facilities

•	Loan sales and securitizations

•	CLO transactions

•	Non-recourse mortgage debt

•	FHLB financing

•	Revolving credit facility

•	Unencumbered assets available for financing

•	Equity

From time to time, we may add financing counterparties that we believe will complement our business, although the agreements governing our indebtedness may limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness. Our amended and restated charter and by-laws do not impose any threshold limits on our ability to use leverage. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

Unsecured Corporate Bonds

As of March 31, 2020, we had $1.9 billion of unsecured corporate bonds outstanding. This unsecured financing was comprised of $265.2 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $500.0 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $395.9 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $730.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.6 billion pool of unencumbered assets, comprised primarily of first mortgage loans as of March 31, 2020.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.6 billion of credit capacity. As of March 31, 2020, the Company had $537.0 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2020, the Company had $477.7 million borrowings outstanding, with an additional $231.2 million of committed financing available.

Additionally, we are party to multiple uncommitted master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities. The securities that served as collateral for these borrowings are typically AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional cash collateral, and if the estimated market value of the collateral subsequently increases, we have the right to call back excess cash collateral.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date, including all extension options, to February 2025. The amendment also provided for a reduction in the interest rate to one-month LIBOR plus 3.00% on Eurodollar advances upon the upgrade of the Company’s credit ratings, which occurred in January 2020.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). As of March 31, 2020, Tuebor had $1.0 billion of borrowings outstanding from the FHLB (with an additional $938.2 million of committed term financing available), with terms of overnight to 4.5 years, interest rates of 0.54% to 2.95%, and advance rates of 0.0% on ineligible collateral to 100% on cash collateral. As of March 31, 2020, collateral for the borrowings was comprised of $465.0 million of CMBS and U.S. Agency Securities. $141.7 million of cash and $847.3 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $1.1 billion for the three months ended March 31, 2020. FHLB advances amounted to 17.7% of the Company’s outstanding debt obligations as of March 31, 2020.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2020, we executed five term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% - 6.75%, mature between 2020 - 2030 and total $806.2 million at March 31, 2020. These long-term non-recourse mortgages include net unamortized premiums of $5.3 million at March 31, 2020, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2020. The loans are collateralized by real estate and related lease intangibles, net, of $967.8 million as of March 31, 2020.

Hedging Strategies

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

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of May 1, 2020.

–
Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term, typically 30-day maturity repurchase agreements with various bank counterparties. Beginning in late March 2020 and extending through April 2020, the Company has been able to continue to access securities repurchase funding. While the Company was successful in refinancing its securities and extending the terms of the majority of its securities repurchase financing to periods ranging from three to six months from certain key counterparties, the funding received generally reflected higher costs of financing and lower advance rates than prevailed during times of market stability.

In March, as a result of the COVID-19 pandemic, trading volumes for CRE CLO securities fell significantly and prices for CRE CLO securities declined. As a result, the Company experienced margin calls on its securities repurchase financing, all of which were successfully satisfied in cash in a timely manner. As the securities markets stabilized somewhat in April, the Company received rebates of much of the previously posted cash margin and applied other margin funds to reduce securities repurchase debt outstanding as repurchase financing transactions were extended in term. Management plans to continue to work with its bank counterparties to roll and extend such maturities. Given the credit quality and short duration of the securities portfolio, extension of term would allow for such securities to pay off at par or allow for sales in an orderly manner.

–
FHLB Financing:   As discussed above, in 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021. As the COVID-19 crisis unfolded, management maintained an active dialogue with the FHLB and subsequent to March 31, 2020, the Company completed a non-mark to market private CLO financing transaction (refer to below and Note 18, Subsequent Events) and also sold securities and loans previously serving as collateral at the FHLB. A portion of the proceeds of the CLO financing transaction and asset sales were used to pay down FHLB advances, reducing the amount of the Company’s financing that is mark to market. As of May 1, 2020, FHLB advances outstanding were $487.0 million, reflecting a reduction of approximately $520.6 million since March 31, 2020. The Company maintains ongoing discussions with the FHLB about further reducing its outstanding advances to ensure a smooth and timely transition from FHLB membership. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral.

–
Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties as the COVID-19 crisis has unfolded. The Company has drawn additional funds from certain loan repurchase facilities since the start of the crisis in mid-March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, subsequent to March 31, 2020, we have paid off over $123.0 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a private CLO financing transaction (refer to below). As of May 1, 2020, the Company had $414.0 million of loan repurchase debt outstanding with five separate bank counterparties. We continue to maintain an active dialogue with our bank counterparties as we expect loan collateral on each of their lines to experience some measure of forbearance.

–
New Secured Financing Facility:  On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with Koch Real Estate Investments, LLC (“Koch”), an affiliate of Koch Industries, under which Koch will provide the Company with approximately $206.4 million in senior secured financing (the “Koch Facility”) to fund transitional and land loans. Koch Facility will be secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature after 36 months, and borrowings thereunder will bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Koch Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Koch Facility is non-recourse, subject to limited exceptions, and does not contain mark to market provisions. Additionally, the Koch Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, Koch also has the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00, which amount and price may be proportionally adjusted in the event of equity distributions, stock splits, reclassifications and other similar events (the “Purchase Right”). The Purchase Right will expire on December 31, 2020. The Company expects that any such investment would additionally benefit its liquidity position.

Pursuant to the Purchase Right, Koch has agreed to a customary standstill until December 31, 2020 or the date on which Koch has exercised the Purchase Right in full, if earlier. In addition, Koch has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and Koch entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to Koch. (Refer to Note 18, Subsequent Events.)

–
Completion of Private CLO: On April 27, 2020, we completed a private CLO financing transaction with Goldman Sachs Bank USA which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark to market and non-recourse basis. The Company will retain a 35% subordinate and controlling interest in the collateral, which affords for broad discretion in managing these loans in light of the COVID-19 pandemic and preserving or increasing their value. Proceeds from the transaction were used to pay off other secured debt including loan repurchase and FHLB financing that was subject to mark to market provisions. (Refer to Note 18, Subsequent Events.)

As a result of our financing and liquidity strategy and execution to date, as of May 1, 2020, Ladder had approximately $830.0 million of unrestricted cash on hand and, subsequent to quarter end, has paid down $783.0 million of secured debt that was subject to mark to market provisions subsequent to quarter end. Furthermore, the Company maintains $2.7 billion of unencumbered assets primarily comprised of first mortgage loans representing another significant source of potential liquidity.

Financial Covenants

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

Our borrowings under certain financing agreements and our committed repurchase facilities are subject to maximum consolidated leverage ratio limits (either a fixed ratio ranging from 3.50 to 1.00 to 4.00 to 1.00, or a maximum ratio based on our asset composition at the time of determination), minimum net worth requirements (ranging from $300.0 million to $829.3 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

As the COVID-19 crisis evolved, management set out a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark to market financing. The Company’s cash and cash equivalents and restricted cash totaled $622.2 million as of March 31, 2020, including $358.4 million of unrestricted cash and cash equivalents to mitigate uncertainty in liquidity needs in light of current market conditions and $263.9 million of cash margin posted as collateral against securities repurchase financing obligations and for other borrowings as of March 31, 2020. Partly as a result of maintaining such cash levels, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders as of March 31, 2020 but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements) with various counterparties that totaled in excess of $830.0 million as of April 28, 2020.

We were in compliance with all remaining covenants as described in the Company’s Annual Report, as of March 31, 2020.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended March 31,		2020 vs
	2020	2019	2019

Net interest income
Interest income	$72,589	$86,466	$(13,877)
Interest expense	51,401	51,248	153
Net interest income	21,188	35,218	(14,030)
Provision for loan losses	26,581	300	26,281
Net interest income after provision for loan losses	(5,393)	34,918	(40,311)

Other income (loss)
Operating lease income	26,328	28,921	(2,593)
Sale of loans, net	1,005	7,079	(6,074)
Realized gain (loss) on securities	3,011	2,865	146
Unrealized gain (loss) on equity securities	(533)	2,078	(2,611)
Unrealized gain (loss) on Agency interest-only securities	76	11	65
Realized gain (loss) on sale of real estate, net	10,529	4	10,525
Impairment of real estate	—	(1,350)	1,350
Fee and other income	1,519	4,685	(3,166)
Net result from derivative transactions	(15,435)	(11,034)	(4,401)
Earnings (loss) from investment in unconsolidated joint ventures	441	959	(518)
Gain (loss) on extinguishment/defeasance of debt	2,061	(1,070)	3,131
Total other income (loss)	29,002	33,148	(4,146)
Costs and expenses
Salaries and employee benefits	17,021	23,574	(6,553)
Operating expenses	5,794	5,403	391
Real estate operating expenses	7,948	5,474	2,474
Fee expense	1,439	1,712	(273)
Depreciation and amortization	10,009	10,227	(218)
Total costs and expenses	42,211	46,390	(4,179)
Income (loss) before taxes	(18,602)	21,676	(40,278)
Income tax expense (benefit)	(4,541)	(2,854)	(1,687)
Net income (loss)	$(14,061)	$24,530	$(38,591)

Investment Overview

Investment activity in the three months ended March 31, 2020 focused on loan, security and real estate activities. We originated and funded $526.7 million in principal value of commercial mortgage loans, which was offset by $189.4 million of sales and $118.6 million of principal repayments in the three months ended March 31, 2020. We acquired $438.2 million of new securities, which was offset by $107.5 million of sales and $43.6 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $209.3 million during the three months ended March 31, 2020. We also invested $27.8 million in real estate, which included $21.5 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $30.1 million.

Investment activity in the three months ended March 31, 2019 focused on loan, security and real estate activities. We originated and funded $399.7 million in principal value of commercial mortgage loans, which was offset by $159.4 million of sales and $245.8 million of principal repayments in the three months ended March 31, 2019. We acquired $432.9 million of new securities, which was partially offset by $214.7 million of sales and $24.2 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $209.0 million during the three months ended March 31, 2019. We also invested $20.6 million in real estate and received proceeds from the sale of real estate of $1.7 million.

Operating Overview

Net income (loss) attributable to Class A common shareholders totaled $(15.7) million for the three months ended March 31, 2020, compared to $22.2 million for the three months ended March 31, 2019. The most significant drivers of the $37.9 million decrease are as follows:

•
a decrease in net interest income after provision for loan losses of $40.3 million, primarily as a result of the $26.3 million increase in provision for loan losses and a decrease of $13.9 million in interest income;

•
a decrease in total other income (loss) of $4.1 million, primarily as a result of a decrease of $6.1 million in sale of loans, net, a decrease of $4.4 million in net results from derivative transactions, a decrease of $3.2 million in fee and other income and a decrease of $2.6 million in unrealized gain (loss) on equity securities, partially offset by an increase of $10.5 million in realized gain on sale of real estate, an increase of $3.1 million in gain (loss) on extinguishment of debt and no impairment of real estate was taken in 2020;

•
a decrease in net interest income of $14.0 million, primarily as a result of lower average loan balances and lower interest expense attributable to the increase in LIBOR rates during 2019 and the decrease in the average yield on the securities portfolio year-over-year;

•
a decrease in total costs and expenses of $4.2 million compared to the prior year, primarily as a result of a $6.6 million decrease in salaries and employee benefits, partially offset by an increase of $2.5 million in real estate operating expenses; and

•	an increase in income tax expense (benefit) of ($1.7 million) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $(18.6) million for the three months ended March 31, 2020, compared to $21.7 million for the three months ended March 31, 2019. The significant components of the $40.3 million decrease in income (loss) before taxes are described in the first four bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $30.9 million for the three months ended March 31, 2020, compared to $46.9 million for the three months ended March 31, 2019. The significant components of the $16.0 million decrease in core earnings are the $14.0 million decrease in net interest income discussed above and the $7.7 million increase in provision for loan losses, partially offset by a decrease of $4.2 million in total costs and expenses, an increase of $3.4 million in total other income and a $2.0 million decrease in net (income) loss attributable to noncontrolling interest in consolidated joint ventures. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $13.9 million decrease in interest income was primarily attributable to higher prevailing LIBOR rates during 2019, partially offset by the investment mix composition, with lower yields on securities investments versus higher yields on loan investments. For the three months ended March 31, 2020, securities investments averaged $1.9 billion and loan investments averaged $3.4 billion. For the three months ended March 31, 2019, securities investments averaged $1.5 billion and loan investments averaged $3.6 billion. There was a $153.0 million decrease in loan investments, offset by a $351.2 million increase in securities investments.

The $0.2 million increase in interest expense was primarily attributable to an increase in interest expense on corporate bonds and an increase in the cost of financing real estate acquired during 2019, partially offset by a decrease in cost of repurchase facility financing due to lower prevailing LIBOR rates during 2020 and lower reliance on repurchase facility financing due to the issuance of the 2027 Notes.

The $40.3 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income discussed above, offset by the increase in interest expense discussed above and the $26.3 million increase in provision for loan losses discussed below.

As of March 31, 2020, the weighted average yield on our mortgage loan receivables was 6.7%, compared to 7.6% as of March 31, 2019 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of March 31, 2020, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.6%, compared to 4.1% as of March 31, 2019. The decrease in the rate on borrowings against our mortgage loan receivables from March 31, 2019 to March 31, 2020 was primarily due to lower prevailing market borrowing rates. As of March 31, 2020, we had outstanding borrowings secured by our mortgage loan receivables equal to 31.9% of the carrying value of our mortgage loan receivables, compared to 44.6% as of March 31, 2019.

As of March 31, 2020, the weighted average yield on our real estate securities was 2.3%, compared to 3.3% as of March 31, 2019 as the weighted average yield on securities that were acquired was lower than the weighted average yield on securities that were sold or paid off. As of March 31, 2020, the weighted average interest rate on borrowings against our real estate securities was 2.8%, compared to 2.9% as of March 31, 2019. As of March 31, 2020, we had outstanding borrowings secured by our real estate securities equal to 83.3% of the carrying value of our real estate securities, compared to 78.2% as of March 31, 2019.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2020, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 5.1% as of March 31, 2019. As of March 31, 2020, we had outstanding borrowings secured by our real estate equal to 77.0% of the carrying value of our real estate, compared to 73.5% as of March 31, 2019.

Provision for Loan Losses

In compliance with the new CECL reporting requirements, adopted on January 1, 2020, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. Based on the Company’s process, at adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock). As of March 31, 2020, the Company recorded additional CECL reserves of $18.6 million for a total CECL reserve of $30.2 million. This excludes four loans that previously had an aggregate of $20.7 million of asset-specific reserves and a carrying value of $56.4 million as of March 31, 2020. The change of $18.6 million in the quarter is reflected as an increase of reserve to provision expense of $18.0 million, and an increase in reserve on unfunded commitments of $0.6 million. These increases are primarily due to the update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter to reflect a recessionary macro economic scenario instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis. In addition to the CECL reserve, the Company determined that an asset-specific reserve of $8.0 million was required relating to two of the Company’s loans for the three months ended March 31, 2019. For additional information, refer to “Allowance for Loan Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

We determined that a provision expense for loan losses of $0.3 million was required for the three months ended March 31, 2019. The provision consisted of a portfolio-based, general reserve of $0.3 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no asset-specific reserve.

Operating Lease Income

The decrease of $2.6 million in operating lease income was primarily attributable to income related to a one time lease termination payment received in 2019. This decrease was partially offset by income on properties acquired in 2020 and a full period of operations on properties acquired in 2019. Tenant recoveries are included in operating lease income.

Sales of Loans, Net

Income (loss) from sales of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2020, we sold/transferred 20 loans with an aggregate outstanding principal balance of $185.3 million. In the three months ended March 31, 2019, we sold /transferred 14 loans with an aggregate outstanding principal balance of $169.7 million. During the three months ended March 31, 2020, we recorded $7.6 million of realized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2019 we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. There was $6.1 million income (loss) from sale of loans, net of hedging for the three months ended March 31, 2020, compared to $5.9 million income (loss) from sale of loans, net of hedging for the three months ended March 31, 2019. The $0.3 million increase was predominantly due to an increase in the profit margin on sales of loans, period over period.

Income (loss) from sale of loans, net, represents gross proceeds received from the sale of loans, less the book value of those loans at the time they were sold, less any costs, such as legal and closing costs, associated with the sale. Income from sales of loans, net, a non-GAAP financial measure, represents the portion of income from sales of loans, net related to the sale of loans into securitization trusts. See “—Reconciliation of Non-GAAP Financial Measures” for our definition of income from sale of loans, net of hedging and a reconciliation to income (loss) from sale of loans, net.

Realized Gain (Loss) on Securities

We sold $107.5 million of securities for the three months ended March 31, 2020. We sold $214.7 million of securities for the three months ended March 31, 2019. The increase of $0.1 million in realized gain (loss) on securities reflects higher margin on sale of securities resulting from a decrease in interest rates in 2020 as compared to 2019.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented a loss of $0.5 million for the three months ended March 31, 2020, compared to $2.1 million for the three months ended March 31, 2019. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The positive change of $0.1 million in unrealized gain (loss) on Agency interest-only securities was due to change in fair value of the securities.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $10.5 million in realized gain (loss) on sale of real estate, net was primarily a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended March 31, 2020, we sold eight diversified commercial real estate properties resulting in a net gain (loss) on sale of $10.5 million. During the three months ended March 31, 2019, we sold no diversified commercial real estate properties.

During the three months ended March 31, 2020, we sold two residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $7 thousand. During the three months ended March 31, 2019, we sold six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million.

Impairment of Real Estate

Impairment of real estate of $1.4 million for the three months ended March 31, 2019 is attributable to a single-tenant two-story office building in Wayne, NJ. See Note 5, Real Estate and Related Lease Intangibles, Net for further detail. There was no impairment of real estate for the three months ended March 31, 2020.

Fee and Other Income

We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $3.2 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees and an unrealized loss on our investment in the Ladder Select Bond Fund (the “Fund”), a mutual fund.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $15.4 million for the three months ended March 31, 2020, which was comprised of an unrealized gain of $0.4 million and a realized loss of $15.8 million, compared to a loss of $11.0 million for the three months ended March 31, 2019, which was comprised of an unrealized gain of $2.5 million and a realized loss of $13.5 million, resulting in a negative change of $4.4 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2020 was primarily related to movement in interest rates during the three months ended March 31, 2020. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings (loss) from our investment in Grace Lake JV totaled $0.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

There was a $2.1 million gain (loss) on extinguishment/defeasance of debt totaled for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company retired $19.2 million of principal of the 2027 Notes for a repurchase price of $17.2 million, recognizing a $1.7 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt, the Company retired $4.1 million of principal of the 2025 Notes for a repurchase price of $4.0 million, recognizing a $5.8 thousand net gain on extinguishment of debt after recognizing $(39.9) thousand of unamortized debt issuance costs associated with the retired debt, and the Company retired $1.0 million of principal of the 2021 Notes for a repurchase price of $1.0 million, recognizing a $1.8 thousand net gain on extinguishment of debt after recognizing $(3.2) thousand of unamortized debt issuance costs associated with the retired debt. There was a $(1.1) million gain (loss) on extinguishment/defeasance of debt for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company retired $47.0 million of principal of mortgage loan financing in connection with the sale of real estate, recognizing a $4.3 million net loss on extinguishment of debt after paying $4.3 million of defeasance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits totaled $17.0 million for the three months ended March 31, 2020, compared to $23.6 million for the three months ended March 31, 2019. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $6.6 million in compensation expense was primarily attributable to the fact that the Company recorded no compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy during the three months ended March 31, 2020.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase of $0.4 million was primarily related to an increase in professional fees, partially offset by a decrease in other operating expenses during the three months ended March 31, 2020.

Real Estate Operating Expenses

The increase of $2.5 million in real estate operating expenses primarily relates to the acquisition of real estate in 2019, partially offset by a decrease in operating expenses for condominium properties.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.3 million in fee expense was primarily attributable to an increase in legal fees in the three months ended March 31, 2019 and a decrease in loan repurchase financing underwriting costs in the three months ended March 31, 2020 compared to the same period in 2019.

Depreciation and Amortization

The $0.2 million decrease in depreciation and amortization was primarily attributable to the timing the real estate sales during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase of $1.7 million is primarily attributable to a reduction in net interest income in our TRSs as well as the decrease in income from sale of loans.

Liquidity and Capital Resources

The management of our liquidity and capital diversity and allocation strategies is critical to the success and growth of our business. We manage our sources of liquidity to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

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

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including (1) cash and cash equivalents; (2) cash generated from operations; (3) proceeds from the issuance of the unsecured bonds; (4) borrowings under repurchase agreements; (5) principal repayments on investments including mortgage loans and securities; (6) borrowings under our revolving credit facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of CLO debt; (11) a significant and financeable unencumbered asset base; and (12) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis.

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

Refer to our “Financing Strategy in the Current Market Conditions” and “Financial Covenants” for further disclosure surrounding management’s actions under the current market conditions related to the COVID-19 pandemic. Refer to “Our Financing Strategies” for further disclosure of our diverse financing sources and, for a summary of our financial obligations, refer to the Contractual Obligations table below. All of our existing financial obligations due within the following year can be extended for one or more additional years at our discretion or repaid at maturity using existing facilities or are incurred in the normal course of business (i.e., interest payments/loan funding obligations).

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $622.2 million at March 31, 2020, of which $358.4 million was unrestricted cash and cash equivalents and $263.9 million was restricted cash. We held cash, cash equivalents and restricted cash of $355.7 million at December 31, 2019, of which $58.2 million was unrestricted cash and cash equivalents and $297.6 million was restricted cash.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2020	2019

Net cash provided by (used in) operating activities	$(41,092)	$(22,034)
Net cash provided by (used in) investing activities	(477,465)	(140,139)
Net cash provided by (used in) financing activities	785,032	188,956
Net increase (decrease) in cash, cash equivalents and restricted cash	$266,475	$26,783

We experienced a net increase in cash, cash equivalents and restricted cash of $266.5 million for the three months ended March 31, 2020, compared to a net increase in cash, cash equivalents and restricted cash of $26.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received (i) $118.6 million of proceeds from repayment of mortgage loans receivable, (ii) $189.4 million of proceeds from the sales of loans, (iii) $106.4 million of proceeds from the sales of real estate securities, (iv) $43.6 million of repayment of real estate securities and (v) $852.0 million net borrowings under debt obligations.

Unencumbered Assets

As of March 31, 2020, we held unencumbered loans of $1.9 billion, unencumbered securities of $43.5 million, unencumbered real estate of $79.6 million and $201.6 million of other assets not secured by any portion of secured indebtedness.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2020, the Company has a remaining amount available for repurchase of $39.9 million, which represents 7.8% in the aggregate of its outstanding Class A common stock, based on the closing price of $4.74 per share on such date.

Dividends

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income. Consistent with the guidance provided in Revenue Procedure 2017-45, we have paid several of our past dividends in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations. Refer to Item 1—“Financial Statements—Note 10, Equity Structure and Accounts” for disclosure of dividends declared.

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital. Refer to Item 1—“Financial Statements—Note 10, Equity Structure and Accounts” for tax treatment of dividends. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.0 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2020. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $0.3 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at March 31, 2020.

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

Contractual Obligations

Contractual obligations as of March 31, 2020 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$2,267,843	(1)	$387,405	$567,312	$313,336	$3,535,896
Unsecured revolving credit facility	266,430	(1)	—	—	—	266,430
Senior unsecured notes	—		765,201	—	1,126,696	1,891,897
Interest payable(2)	144,991		180,093	106,008	84,750	515,842
Other funding obligations(3)	303,428		—	—	—	303,428
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	897		98	—	—	995
Total	$2,983,693		$1,333,005	$673,528	$1,525,821	$6,516,047

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2020 to determine the future interest payment obligations. Represents amounts payable through contractual maturity, including short-term securities repurchase agreements.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2020.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. As of March 31, 2020, our off-balance sheet arrangements consisted of $303.4 million of unfunded commitments of mortgage loan receivables held for investment, 48% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, our off-balance sheet arrangements consisted of $286.5 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. As a result of the COVID-19 pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower. These commitments are not reflected on the consolidated balance sheets.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2019.

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

We define core earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in fair value securities and passive interest in unconsolidated joint ventures; (iv) economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) adjustment for CECL reserves; (vi) non-cash stock-based compensation; and (vii) certain transactional items.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended March 31,
	2020	2019

Income (loss) before taxes	$(18,602)	$21,676
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)(1)	(1,523)	440
Our share of real estate depreciation, amortization and gain adjustments(2)(3)	1,373	5,667
Adjustments for unrecognized derivative results(4)	17,590	9,115
Unrealized (gain) loss on fair value securities	1,512	(2,089)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(233)	(3)
Adjustment for CECL reserves	18,581	—
Non-cash stock-based compensation	12,158	12,094
Core earnings	$30,856	$46,900

(1)
Includes $4 thousand and $8 thousand of net income which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three months ended March 31, 2020 and 2019, respectively.

(2)
The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2020	2019

	Total GAAP depreciation and amortization	$10,009	$10,227
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(25)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(592)	(906)
	Our share of real estate depreciation and amortization	9,392	9,296

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(9,639)	(3,485)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	2,146	—
	Our share of accumulated depreciation and amortization on real estate sold	(7,493)	(3,485)

	Less: Operating lease income on above/below market lease intangible amortization	(526)	(144)

	Our share of real estate depreciation, amortization and gain adjustments	$1,373	$5,667

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

		Three Months Ended March 31,
		2020	2019

	GAAP realized gain (loss) on sale of real estate, net	$10,529	$4
	Adjusted gain/loss on sale of real estate for purposes of core earnings	(3,036)	$3,481
	Our share of accumulated depreciation and amortization on real estate sold	$7,493	$3,485

(3)
As more fully discussed in Note 5, Real Estate and Related Intangibles, Net, Note 7, Debt Obligations, Net and Note 15, Fair Value of Financial Instruments to the Company’s Consolidated Financial Statements for the three months ended March 31, 2019, the Company recognized $5.7 million of operating lease income from prepayment of a lease, a $1.1 million loss on extinguishment of debt and a $1.4 million impairment of real estate related to a single-tenant two-story office building in Wayne, NJ. This property was sold on May 1, 2019. For core earnings, the Company recognizes the net impact of these events in the period the sale was realized. Accordingly, the $3.3 million net impact of the income and losses discussed above were excluded from core earnings for the three months ended March 31, 2019 and have been included in core earnings for the year ended December 31, 2019.

(4)
The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2020	2019

	Net results from derivative transactions	$(15,435)	$(11,034)
	Hedging interest expense	532	(149)
	Hedging realized result	(2,687)	2,068
	Adjustments for unrecognized derivative results	$(17,590)	$(9,115)

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

Adjusted Leverage

We present adjusted leverage, which is a non-GAAP financial measure, as a supplemental measure of our performance. We define adjusted leverage as the ratio of (i) debt obligations, net of deferred financing costs, adjusted for non-recourse indebtedness related to securitizations that is consolidated on our GAAP balance sheet and liability for transfers not considered sales to (ii) GAAP total equity. We believe adjusted leverage assists investors in comparing our leverage across reporting periods on a consistent basis by excluding non-recourse debt related to securitized loans. In addition, adjusted leverage is used to determine compliance with financial covenants. (Refer to “Financing Strategy in Current Market Conditions” and “Financial Covenants” for further discussion about our compliance with covenants.)

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	March 31, 2020	December 31, 2019

Debt obligations, net	$5,681,020	$4,859,873
Less: CLO debt	—	—
Less: Liability for transfers not considered sales	—	—
Adjusted debt obligations	5,681,020	4,859,873

Total equity	1,500,827	1,638,977

Adjusted leverage	3.8	3.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A. “Risk Factors”.

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2020 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2020, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(6,635)	$15,105
Increase by 1.00%	4,690	(15,125)

(1)	Subject to limits for floors on our floating rate investments and indebtedness.

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

Credit Risk

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors.

Based on the limited loan modifications completed to date, we are encouraged by the tone of these conversations and our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. Our portfolio’s low weighted-average LTV of 69.7% as of March 31, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

As the COVID-19 crisis evolved, management set out a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark to market financing. The Company’s cash and cash equivalents and restricted cash totaled $622.2 million as of March 31, 2020, including $358.4 million of unrestricted cash and cash equivalents to mitigate uncertainty in liquidity needs in light of current market conditions and $263.9 million of cash margin posted as collateral against securities repurchase financing obligations and for other borrowings as of March 31, 2020. Partly as a result of maintaining such cash levels, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders as of March 31, 2020 but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements) with various counterparties that totaled in excess of $830.0 million as of April 28, 2020.

We were in compliance with all remaining covenants as described in the Company’s Annual Report, as of March 31, 2020.

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

Capital Market Risks

The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. U.S. financial markets, in particular, are experiencing limited liquidity, and forced selling by certain market participants to meet current obligations has put further downward pressure on asset prices. In reaction to these volatile and unpredictable market conditions, banks and other lenders have generally restricted lending activity and requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Ladder has satisfied all margin calls on a timely basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2020, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2020 to the risk factors in Item 1A. in our Annual Report, except as set forth below:

The outbreak of the novel coronavirus (COVID-19) has had, and will continue to have for the foreseeable future, an adverse effect on our business, financial condition and results of operations, and we are unable to predict the full extent or nature of these impacts at this time.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared the COVID-19 outbreak a pandemic and public health emergency of international concern. Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including the closing of non-essential businesses, prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As the COVID-19 pandemic develops, governments, businesses and other third parties will likely continue to implement restrictions or policies that adversely impact consumer spending, global capital markets, the global economy and stock prices.

The continued spread of COVID-19 globally has had, and is likely to continue to have for the foreseeable future, a material adverse effect on the global and U.S. economies as a whole, as well as on the states and cities where we own properties or have properties as collateral. A prolonged economic downturn could adversely and materially affect our business, results of operations and financial condition.

The COVID-19 outbreak is negatively impacting almost every industry, whether directly or indirectly. Businesses have been required by the local, state or federal authorities to cease or reduce operations, thereby preventing them from generating revenue. The extent of the effects will depend, in part, upon the duration of the economic shutdown. The effects on commercial real estate have varied by sector and market. Some properties securing our loans to borrowers or owned by us, including hotels and certain retail properties, are likely to experience material disruptions to their businesses from the end consumer and underlying property tenants. These disruptions could lead to a material decline in operating cash flows from these assets, and could impact our borrowers’ ability to pay debt service or property expenses or repay our loans to them at maturity or affect our ability to service our own borrowings secured by these loans or properties. Further, long-term structural changes may affect the value of certain businesses and properties. For example, restaurants have been required to reduce capacity and other businesses have moved to, and may continue, remote work arrangements, which may reduce the demand for certain types of office space.

In addition, the credit markets continue to experience significant disruptions and reduced liquidity, which may impact our ability to access capital on favorable terms, or at all. Our ability to execute on one or more of our business models, such as the origination of loans for securitization, may be adversely affected by the underlying economic and credit market disruptions. In addition, the effects of the outbreak on credit markets, tenants and borrowers have negatively affected, and may continue to negatively affect, the prices of securities that we hold, which resulted in, and may in the future result in, margin calls under our repurchase agreements. To the extent we are not able to satisfy such margin calls, it would result in a default under such repurchase agreements and could result in a default under our other debt instruments, including our senior secured credit agreement or the indentures governing our notes.

The ultimate extent of the COVID-19 outbreak and its impact on our business, global markets and overall economic activity are unknown and impossible to predict with certainty at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2020 ($ in thousands, except per share data and average price paid per share):

ISSUER PURCHASE OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2020 - January 31, 2020	—	$—	—	$41,132
February 1, 2020 - February 29, 2020	—	—	—	41,132
March 1, 2020 - March 31, 2020	146,153	8.22	146,153	39,931

Total	146,153	$8.22	146,153	$39,931

(1)	In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

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

4.2	Purchase Right, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 4, 2020)
4.3
Registration Rights Agreement, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 4, 2020)

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: May 5, 2020	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 5, 2020	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer