Form 10-Q
period 2020-06-30
Ladder Capital Corp
filed 2020-07-31
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2020
Class A common stock, $0.001 par value	115,015,738
Class B common stock, $0.001 par value	5,379,708

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2020

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);
•the ongoing impact of the COVID-19 pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;
•changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;
•changes to our business and investment strategy;
•our ability to obtain and maintain financing arrangements;
•the financing and advance rates for our assets;
•our actual and expected leverage and liquidity;
•the adequacy of collateral securing our loan portfolio and a decline in the fair value of our assets;
•interest rate mismatches between our assets and our borrowings used to fund such investments;
•changes in interest rates and the market value of our assets;
•changes in prepayment rates on our mortgages and the loans underlying our mortgage-backed and other asset-backed securities;
•the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;
•the increased rate of default or decreased recovery rates on our assets;
•the adequacy of our policies, procedures and systems for managing risk effectively;
•a potential downgrade in the credit ratings assigned to Ladder or our investments;
•our compliance with, and the impact of and changes in, governmental regulations, tax laws and rates, accounting guidance and similar matters;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and our ability and the ability of our subsidiaries to operate in compliance with REIT requirements;
•our ability and the ability of our subsidiaries to maintain our and their exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;
•the inability of insurance covering real estate underlying our loans and investments to cover all losses;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;
•fraud by potential borrowers;
•the availability of qualified personnel;
•the impact of any tax legislation or IRS guidance;

•the degree and nature of our competition; and
•the market trends in our industry, interest rates, real estate values, the debt securities markets or the general economy.

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2020(1)	December 31, 2019(1)
	(Unaudited)
Assets
Cash and cash equivalents	$826,059	$58,171
Restricted cash	47,945	297,575
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	2,955,084	3,257,036
Allowance for loan losses	(49,102)	(20,500)
Mortgage loan receivables held for sale	85,977	122,325
Real estate securities	1,506,713	1,721,305
Real estate and related lease intangibles, net	1,042,210	1,048,081
Investments in and advances to unconsolidated joint ventures	48,919	48,433
FHLB stock	61,619	61,619
Derivative instruments	380	693
Accrued interest receivable	18,783	21,066
Other assets	64,963	53,348
Total assets	$6,609,550	$6,669,152
Liabilities and Equity
Liabilities
Debt obligations, net	$4,953,514	$4,859,873
Dividends payable	23,583	38,696
Accrued expenses	55,616	72,397
Other liabilities	68,457	59,209
Total liabilities	5,101,170	5,030,175
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 117,473,057 and 110,693,832 shares issued and 115,015,738 and 107,509,563 shares outstanding	116	108
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; 5,379,708 and 12,158,933 shares issued and outstanding	5	12
Additional paid-in capital	1,649,170	1,532,384
Treasury stock, 2,457,319 and 3,184,269 shares, at cost	(53,619)	(42,699)
Retained earnings (dividends in excess of earnings)	(120,082)	(35,746)
Accumulated other comprehensive income (loss)	(45,080)	4,218
Total shareholders’ equity	1,430,510	1,458,277
Noncontrolling interest in operating partnership	70,968	172,054
Noncontrolling interest in consolidated joint ventures	6,902	8,646
Total equity	1,508,380	1,638,977

Total liabilities and equity	$6,609,550	$6,669,152

(1)Includes amounts relating to consolidated variable interest entities. See Note 1 and Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net interest income
Interest income	$62,096	$85,322	$134,686	$171,789
Interest expense	68,425	52,369	119,827	103,618
Net interest income	(6,329)	32,953	14,859	68,171
Provision for/(release of) loan loss reserves	(729)	300	25,852	600
Net interest income (expense) after provision for loan losses	(5,600)	32,653	(10,993)	67,571

Other income (loss)
Operating lease income	23,773	27,780	50,101	56,701
Sale of loans, net	(744)	20,264	261	27,342
Realized gain (loss) on securities	(14,798)	4,464	(11,787)	7,329
Unrealized gain (loss) on equity securities	401	(990)	(132)	1,088
Unrealized gain (loss) on Agency interest-only securities	98	11	174	22
Realized gain (loss) on sale of real estate, net	(1)	(1,124)	10,528	(1,119)
Impairment of real estate	—	—	—	(1,350)
Fee and other income	3,505	7,196	5,024	11,882
Net result from derivative transactions	(813)	(15,457)	(16,248)	(26,491)
Earnings (loss) from investment in unconsolidated joint ventures	471	1,564	912	2,522
Gain (loss) on extinguishment/defeasance of debt	19,017	—	21,077	(1,070)
Total other income (loss)	30,909	43,708	59,910	76,856
Costs and expenses
Salaries and employee benefits	7,001	14,907	24,023	38,481
Operating expenses	6,224	6,012	12,018	11,413
Real estate operating expenses	6,034	6,032	13,981	11,506
Fee expense	1,977	1,183	3,415	2,895
Depreciation and amortization	9,816	9,935	19,825	20,162
Total costs and expenses	31,052	38,069	73,262	84,457
Income (loss) before taxes	(5,743)	38,292	(24,345)	59,970
Income tax expense (benefit)	(550)	2,219	(5,091)	(634)
Net income (loss)	(5,193)	36,073	(19,254)	60,604
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	250	307	(1,269)	754
Net (income) loss attributable to noncontrolling interest in operating partnership	754	(4,136)	605	(6,939)
Net income (loss) attributable to Class A common shareholders	$(4,189)	$32,244	$(19,918)	$54,419

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Earnings per share:
Basic	$(0.04)	$0.31	$(0.19)	$0.52
Diluted	$(0.04)	$0.30	$(0.19)	$0.51

Weighted average shares outstanding:
Basic	106,809,987	105,511,385	106,569,892	104,888,925
Diluted	106,809,987	105,892,420	106,569,892	105,742,589

Dividends per share of Class A common stock	$0.200	$0.340	$0.540	$0.680

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(5,193)	$36,073	$(19,254)	$60,604

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	11,532	10,053	(64,721)	26,024
Reclassification adjustment for (gain) loss included in net income (loss)	14,591	(4,464)	12,837	(7,242)

Total other comprehensive income (loss)	26,123	5,589	(51,884)	18,782

Comprehensive income (loss)	20,930	41,662	(71,138)	79,386
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	250	307	(1,269)	754
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	21,180	41,969	(72,407)	80,140
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(1,757)	(4,718)	5,959	(8,983)
Comprehensive income (loss) attributable to Class A common shareholders	$19,423	$37,251	$(66,448)	$71,157

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, March 31, 2020	108,337	$109	12,160	$12	$1,546,143	$(52,983)	$(94,171)	$(65,920)	$160,466	$7,171	$1,500,827
Contributions	—	—	—	—	—	—	—	—	—	349	349
Distributions	—	—	—	—	—	—	—	—	(2,198)	(368)	(2,566)
Amortization of equity based compensation	—	—	—	—	2,712	—	—	—	—	—	2,712
Issuance of purchase right	—	—	—	—	8,425	—	—	—	—	—	8,425
Purchase of treasury stock	(64)	—	—	—	—	(482)	—	—	—	—	(482)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(19)	—	—	—	—	(154)	—	—	—	—	(154)
Forfeitures	(18)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(21,722)	—	—	—	(21,722)
Exchange of noncontrolling interest for common stock	6,779	7	(6,779)	(7)	92,540	—	—	(4,915)	(87,564)	—	61
Net income (loss)	—	—	—	—	—	—	(4,189)	—	(754)	(250)	(5,193)
Other comprehensive income (loss)	—	—	—	—	—	—	—	23,612	2,511	—	26,123
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(650)	—	—	2,143	(1,493)	—	—
Balance, June 30, 2020	115,015	$116	5,381	$5	$1,649,170	$(53,619)	$(120,082)	$(45,080)	$70,968	$6,902	$1,508,380

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977
Contributions	—	—	—	—	—	—	—	—	—	651	651
Distributions	—	—	—	—	—	—	—	—	(6,332)	(3,664)	(9,996)
Amortization of equity based compensation	—	—	—	—	16,738	—	—	—	—	—	16,738
Issuance of purchase right	—	—	—	—	8,425	—	—	—	—	—	8,425
Purchase of treasury stock	(210)	—	—	—	—	(1,688)	—	—	—	—	(1,688)
Re-issuance of treasury stock	1,466	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(505)	—	—	—	—	(9,232)	—	—	—	—	(9,232)
Forfeitures	(24)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(58,621)	—	—	—	(58,621)
Exchange of noncontrolling interest for common stock	6,779	7	(6,779)	(7)	92,540	—	—	(4,915)	(87,564)	—	61
CECL Adoption	—	—	—	—	—	—	(5,797)	—	—	—	(5,797)
Net income (loss)	—	—	—	—	—	—	(19,918)	—	(605)	1,269	(19,254)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(46,530)	(5,354)	—	(51,884)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(916)	—	—	2,147	(1,231)	—	—
Balance, June 30, 2020	115,015	$116	5,381	$5	$1,649,170	$(53,619)	$(120,082)	$(45,080)	$70,968	$6,902	$1,508,380
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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(19,254)	$60,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	(21,077)	1,070
Depreciation and amortization	19,825	20,162
Unrealized (gain) loss on derivative instruments	187	(1,511)
Unrealized (gain) loss on equity securities	132	(1,088)
Unrealized (gain) loss on Agency interest-only securities	(174)	(22)
Unrealized (gain) loss on investment in mutual fund	(95)	(254)
Provision for loan losses	25,852	600
Impairment of real estate	—	1,350
Amortization of equity based compensation	16,738	14,761
Amortization of deferred financing costs included in interest expense	7,705	5,721
Amortization of premium on mortgage loan financing	(587)	(774)
Amortization of above- and below-market lease intangibles	(1,187)	(397)
Amortization of premium/(accretion) of discount and other fees on loans	(8,917)	(10,294)
Amortization of premium/(accretion) of discount and other fees on securities	443	(87)
Realized (gain) loss on sale of mortgage loan receivables held for sale	(6,926)	(27,342)
Realized (gain) loss on sale of mortgage loan receivables held for investment	6,665	—
Realized (gain) loss on disposition of loan	51	—
Realized (gain) loss on securities	12,512	(7,329)
Realized (gain) loss on sale of real estate, net	(10,528)	1,119
Realized gain on sale of derivative instruments	(211)	108
Origination of mortgage loan receivables held for sale	(212,845)	(333,342)
Repayment of mortgage loan receivables held for sale	292	370
Proceeds from sales of mortgage loan receivables held for sale	255,827	430,649
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(912)	(2,522)
Distributions from operations of investment in unconsolidated joint ventures	—	3,067
Deferred tax asset (liability)	9,914	6,336
Changes in operating assets and liabilities:
Accrued interest receivable	2,284	2,705
Other assets	(15,361)	(6,310)
Accrued expenses and other liabilities	(16,900)	(24,805)
Net cash provided by (used in) operating activities	43,453	132,545

	Six Months Ended June 30,
	2020	2019

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(334,347)	(484,496)
Repayment of mortgage loan receivables held for investment	437,525	781,916
Proceeds from sale of mortgage loan receivables held for investment, at amortized cost	165,364	—
Purchases of real estate securities	(438,546)	(827,999)
Repayment of real estate securities	63,032	110,443
Basis recovery of Agency interest-only securities	3,853	6,413
Proceeds from sales of real estate securities	532,460	384,356
Purchases of real estate	(6,239)	(5,071)
Capital improvements of real estate	(1,980)	(1,707)
Proceeds from sale of real estate	11,426	8,521
Capital contributions and advances to investment in unconsolidated joint ventures	—	(56,424)
Capital distribution from investment in unconsolidated joint ventures	426	38,625
Capitalization of interest on investment in unconsolidated joint ventures	—	(142)
Purchase of FHLB stock	—	(3,704)
Purchase of derivative instruments	(111)	(159)
Sale of derivative instruments	446	50
Net cash provided by (used in) investing activities	433,309	(49,378)
Cash flows from financing activities:
Deferred financing costs paid	(17,370)	(4,453)
Proceeds from borrowings under debt obligations	8,046,797	6,377,515
Repayment of borrowings under debt obligations	(7,902,356)	(6,213,678)
Cash dividends paid to Class A common shareholders	(73,735)	(108,240)
Capital distributed to noncontrolling interests in operating partnership	(6,332)	(8,537)
Capital contributed by noncontrolling interests in consolidated joint ventures	651	191
Capital distributed to noncontrolling interests in consolidated joint ventures	(3,664)	(262)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,232)	(8,083)
Purchase of treasury stock	(1,688)	(637)
Issuance of purchase right	8,425	—
Net cash provided by (used in) financing activities	41,496	33,816
Net increase (decrease) in cash, cash equivalents and restricted cash	518,258	116,983
Cash, cash equivalents and restricted cash at beginning of period	355,746	98,450
Cash, cash equivalents and restricted cash at end of period	$874,004	$215,433

	Six Months Ended June 30,
	2020	2019

Supplemental information:
Cash paid for interest, net of amounts capitalized	$98,220	$98,832
Cash paid (received) for income taxes	(38)	3,591

Non-cash investing and financing activities:
Repayment in transit of mortgage loans receivable held for investment (other assets)	9,078	—
Repayment of mortgage loans receivable held for sale	—	127
Settlement of mortgage loan receivable held for investment by real estate, net	(25,177)	(17,851)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	—	15,504
Real estate acquired in settlement of mortgage loan receivable held for investment, net	25,435	17,851
Net settlement of sale of real estate, subject to debt - real estate	(19,098)	(7,144)
Net settlement of sale of real estate, subject to debt - debt obligations	19,098	7,144
Exchange of noncontrolling interest for common stock	87,571	16,109
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	61	—
Increase in amount payable pursuant to tax receivable agreement	—	(11)
Rebalancing of ownership percentage between Company and Operating Partnership	(1,231)	(298)
Dividends declared, not paid	23,583	1,860
Stock dividends	—	23,823

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2020	June 30, 2019	December 31, 2019

Cash and cash equivalents	$826,059	$126,529	$58,171
Restricted cash	47,945	88,904	297,575
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$874,004	$215,433	$355,746

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Ladder’s investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2020, Ladder Capital Corp has a 95.5% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries and records a noncontrolling interest for the economic interest in LCFH held by certain existing owners of LCFH, who were limited partners of LCFH prior to Ladder Capital Corp’s initial public offering (“IPO”) and continue to hold an economic interest in LCFH and voting shares of Ladder Capital Corp Class B common stock (the “Continuing LCFH Limited Partners”). LCFH is a Variable Interest Entity (“VIE”) and, as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than the noncontrolling interest in the Operating Partnership and such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely. We continue to actively manage the liquidity and operations of the Company in light of the market disruption caused by, and the overall financial impact of, the COVID-19 pandemic across most industries in the United States. Due to the uncertainty related to the severity and duration of the pandemic, its ultimate impact on our revenues, profitability and financial position is difficult to assess at this time. Refer to the Notes to the Consolidated Financial Statements for further disclosure on the current and potential impact of the COVID-19 global pandemic on our business.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company conducted a more extensive going concern analysis as a result of market conditions at June 30, 2020.

As the COVID-19 crisis evolved, management implemented a plan to increase liquidity resources and pay down debt. The Company maintained an unrestricted cash position of $826.1 million as of June 30, 2020 to mitigate uncertainty in liquidity needs in light of market conditions and, during the three months ended June 30, 2020, the Company paid down over $1.0 billion of mark-to-market debt. As of March 31, 2020, partly as a result of maintaining higher levels of cash, the Company was not in compliance with its 3.5x covenant ratio with certain of its lenders; however, the Company cured such non-compliance through pay downs of debt with various counterparties during the cure period. The Company was in compliance with all financial covenants as of June 30, 2020 (refer to Note 7, Debt Obligations, Net). Management has evaluated current market conditions and expects that the Company’s current cash resources, operating cash flows and ability to obtain financing will be sufficient to sustain operations for a period greater than one year from the issuance date of this Quarterly Report. The Company incurred $2.1 million of professional fees, included in operating expenses, and $0.2 million of severance costs, included in salaries and employee benefits, due to measures implemented to date in direct response to the COVID-19 pandemic.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans	$2,848,829	$2,832,610	6.65%	1.15
Mezzanine loans	122,793	122,474	10.84%	2.91
Total mortgage loans held by consolidated subsidiaries	2,971,622	2,955,084	6.82%	1.22
Allowance for loan losses	N/A	(49,102)
Total mortgage loan receivables held for investment, net, at amortized cost	2,971,622	2,905,982
Mortgage loan receivables held for sale:
First mortgage loans	86,456	85,977	3.94%	9.70
Total	$3,058,078	$2,991,959	6.85%	1.48

(1)June 30, 2020 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of June 30, 2020, $2.4 billion, or 80.8%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.4 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2020, $86.5 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

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

(1)December 31, 2019 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2019, $2.5 billion, or 77.2%, of the outstanding principal of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR or a replacement index generally determined in our discretion. Of this $2.5 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2019, $122.7 million, or 100%, of the carrying value of our mortgage loan receivables held for sale were at fixed interest rates.

For the six months ended June 30, 2020 and 2019, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision expense for current expected credit loss	Mortgage loan receivables held for sale

Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	334,347	—	212,845
Repayment of mortgage loan receivables	(446,080)	—	(292)
Proceeds (losses) from sales of mortgage loan receivables	(165,364)	—	(255,827)
Non-cash disposition of loans via foreclosure(1)	(27,107)	—	—
Sale of loans, net	(6,665)	—	6,926
Accretion/amortization of discount, premium and other fees	8,917	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,000
Provision expense for current expected credit loss (implementation impact)(2)	—	(4,964)
Provision expense for current expected credit loss, net (impact to earnings)(2)	—	(17,638)
Additional asset-specific reserve	—	(8,000)	—
Balance, June 30, 2020	$2,955,084	$(49,102)	$85,977

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(2)During the six months ended June 30, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement thereafter, including the period to date change for the six months ended June 30, 2020, is accounted for as provision expense for current expected credit loss in the consolidated statements of income.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	484,496	—	—	333,342
Repayment of mortgage loan receivables	(693,323)	—	—	(497)
Proceeds from sales of mortgage loan receivables	—	(15,504)	—	(415,145)
Sale of loans, net	—	—	—	27,342
Transfer between held for investment and held for sale(1)	—	15,504	—	(15,504)
Accretion/amortization of discount, premium and other fees	10,294	—	—	—
Provision for/(release of) loan loss reserves	—	—	(600)	—
Balance, June 30, 2019	$3,119,857	$—	$(18,500)	$111,977

(1)We sell certain loans into securitizations; however, for a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership, the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. During the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loans transferred but not considered sold, at amortized cost, one loan with an outstanding face amount of $15.4 million, a book value of $15.5 million (fair value at the date of reclassification) and a remaining maturity of 9.8 years, which was sold to the WFCM 2019-C49 securitization trust. Subsequent to March 31, 2019, the controlling loan interest was sold to the UBS 2019-C16 securitization trust, and as a result, the loan previously sold during the three months ended March 31, 2019 was accounted for as a sale during the six months ended June 30, 2019.

During the three and six months ended June 30, 2020, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing. During the three and six months ended June 30, 2019, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing, except for the one loan discussed above.

As of June 30, 2020 and December 31, 2019, there was $0.4 million of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Loan Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020	2019

Allowance for loan losses at beginning of period	$49,457		$18,200		$20,500	$17,900
Provision expense for current expected credit loss (implementation impact)	—		—		4,964	—
Provision expense for current expected credit loss, net (impact to earnings)	(355)		300		17,638	600
Additional asset-specific reserve	—		—		8,000	—
Foreclosure of loans subject to asset-specific reserve	—		—		(2,000)	—
Allowance for loan losses at end of period	$49,102		$18,500		$49,102	$18,500

	June 30, 2020		December 31, 2019

Principal balance of loans on non-accrual status	$185,896	(1)	$98,725	(2)

(1)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $26.9 million, two loans with a combined carrying value of $45.9 million, one loan with a carrying value of $61.5 million, one loan with a carrying value of $4.1 million, one loan with a carrying value of $8.0 million and one loan with a carrying value of $39.5 million, as further discussed below.
(2)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $26.9 million, one loan with a carrying value of $10.4 million and one loan with a carrying value of $61.5 million, as further discussed below.

Current Expected Credit Loss (“CECL”)

In compliance with the new CECL reporting requirements, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. Based on the Company’s process, at adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock). As of June 30, 2020, the Company released CECL reserves of $(0.7) million for a total CECL reserve of $29.4 million. This excludes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a carrying value of $76.9 million as of June 30, 2020. The change of $(0.7) million in the current quarter is reflected as a decrease on reserve provision expense of $(0.3) million, and a decrease in reserve on unfunded commitments of $(0.4) million. These decreases are primarily due to the decrease in the size of our loan portfolio, partially offset by an update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter.

The Company has concluded that none of its loans, other than the four loans discussed below, are individually impaired as of June 30, 2020.

Loan Portfolio by Geographic Region, Property Type and Vintage ($ in thousands)

Amortized Cost
Geographic Region

Northeast	$785,000
Southwest	588,046
Midwest	585,505
South	512,314
West	407,286
Subtotal loans	2,878,151
Individually impaired loans(1)	76,933
Total loans	$2,955,084

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing Ladder’s loan portfolio by collateral type. The following table summarizes the assessed amortized cost of the loan portfolio by property type ($ in thousands).

	Vintage
Property Type	2020	2019	2018	2017	2016 and Earlier	Total

Multifamily	$65,228	$323,178	$147,460	$31,872	$11,772	$579,510
Office	51,658	216,946	388,721	160,288	52,086	869,699
Hospitality	—	83,018	143,681	67,446	123,630	417,775
Mixed Use	52,515	101,436	5,092	47,849	—	206,892
Retail	—	141,842	25,029	—	65,823	232,694
Other	57,528	130,025	82,353	—	—	269,906
Industrial	51,964	114,987	—	—	6,476	173,427
Manufactured Housing	4,545	56,918	11,702	—	3,970	77,135
Self-Storage	—	35,936	15,177	—	—	51,113
Subtotal loans	283,438	1,204,286	819,215	307,455	263,757	2,878,151
Individually Impaired loans (1)	—	—	4,143		72,790	76,933
Total loans	$283,438	$1,204,286	$823,358	$307,455	$336,547	$2,955,084

(1)Included in individually impaired loans are two loans, which were originated in 2016 simultaneously as part of a single transaction with a combined amortized cost of $26.9 million, collateralized by a mixed use property located in the Northeast region, one loan, which was originated in 2016 and subsequently restructured into two loans in 2018, with a combined amortized cost of $45.9 million, collateralized by a mixed use property located in the Northeast region, and one loan, originated in 2018, with a amortized cost of $4.1 million, collateralized by a hotel located in the Midwest region. The above individually impaired loans’ amortized cost basis excludes asset-specific provisions totaling $20.7 million.

Individually Impaired Loans

As of June 30, 2020, two of the Company’s loans, collateralized by a mixed use property, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. During the three months ended March 31, 2018, management believed these loans to be impaired, reflecting a decline in collateral value attributable to: (i) on-going bankruptcy proceedings; (ii) rising interest rates; and (iii) the retail tenant’s creditworthiness. As a result, on March 31, 2018, the Company recorded an asset-specific provision for loss on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of June 30, 2020, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

During the year ended December 31, 2018, management identified a loan, secured by a mixed-use office and hospitality property, with a carrying value of $45.0 million as impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the local submarket vacancy rate; and (iii) declining market conditions. A reserve of $10.0 million was recorded for this impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status on October 17, 2018. During the quarter ended March 31, 2020, management identified that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent non-distressed sales of office buildings in the Wilmington, DE central business district; (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted given increased opportunities in primary markets; and (iii) the closure of the corporate housing component of the property. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.75%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of June 30, 2020, the combined carrying value of the A-Note and the B-Note was $45.9 million.

As of June 30, 2020, one of the Company’s loans, collateralized by a hotel property, with a carrying value of $4.1 million, was in default. The Company placed this loan on non-accrual status in March 2020. The Company filed for foreclosure in December 2019 and did not believe there was an impairment at that time. In assessing this collateral-dependent loan for impairment, the most significant consideration is the fair value of the underlying real estate collateral. During the quarter ended March 31, 2020, management identified that the loan was impaired, reflecting a decline in collateral value due to indications of value from market participants with knowledge of the asset and the temporary closure of the nearby university and local businesses due to COVID-19. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss of $0.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property. As of June 30, 2020, the Company believed no additional loss provision was necessary based on the current value of the underlying collateral.

As of June 30, 2020, there were no unfunded commitments associated with modified loans considered TDRs.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Loans on Non-Accrual Status

During the three months ended December 31, 2019, one of the Company’s loans, which had a carrying value of $61.5 million, was placed on non-accrual status. The Company performed a review of the loan collateral. The review consisted of conversations with market participants familiar with the property location as well as reviewing market data and comparables. Based on this review, the Company determined that no asset-specific impairment was required for this loan. The Company will continue to monitor for impairment.

During the three months ended June 30, 2020, one of the Company’s loans, which had a carrying value of $8.0 million, was placed on non-accrual status. The Company performed a review of the loan collateral. The review consisted of conversations with market participants familiar with the property location as well as reviewing market data and comparables. Based on this review, the Company determined that no asset-specific impairment was required for this loan. The Company will continue to monitor for impairment.

During the three months ended June 30, 2020, one of the Company’s loans, which had a carrying value of $39.5 million, was placed on non-accrual status. The Company performed a review of the loan collateral. The review consisted of conversations with market participants familiar with the property location as well as reviewing market data and comparables. Based on this review, the Company determined that no asset-specific impairment was required for this loan. The Company will continue to monitor for impairment.

There are no other loans on non-accrual status other than those discussed in Individually Impaired Loans above as of June 30, 2020.

4. REAL ESTATE SECURITIES

Since the onset of the COVID-19 pandemic, there has been a decrease in liquidity and trading activity for the real estate securities we own. The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. During the three months ended June 30, 2020, liquidity and trading activity began to return to the market and the value of our securities portfolio as of June 30, 2020 had an unrealized mark-to-market gain of $11.8 million. During the six months ended June 30, 2020, the market and the value of our securities portfolio were down. As of June 30, 2020 there was an unrealized mark-to-market loss of $63.6 million related to the six months ended June 30, 2020.

CMBS, CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2020 and December 31, 2019 ($ in thousands):

June 30, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,496,090	$1,495,892	$212	$(48,766)	$1,447,338	(3)	49	AAA	1.51%	1.57%	2.27
CMBS interest-only(2)(4)	1,535,739	25,026	488	(4)	25,510	(5)	15	AAA	0.45%	2.83%	2.34
GNMA interest-only(4)(6)	93,464	1,335	204	(161)	1,378		14	AA+	0.45%	4.21%	3.18
Agency securities(2)	610	619	17	—	636		2	AA+	2.61%	1.68%	1.56
GNMA permanent securities(2)	30,853	31,006	864	—	31,870		6	AA+	3.89%	3.50%	2.41
Total debt securities	$3,156,756	$1,553,878	$1,785	$(48,931)	$1,506,732		86		0.98%	1.63%	2.27
Provision for current expected credit losses	N/A	—	—	(19)	(19)
Total real estate securities	$3,156,756	$1,553,878	$1,785	$(48,950)	$1,506,713		86

(1)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the highest rating is used. Ratings provided were determined by third-party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(2)CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.
(3)Includes $11.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)Includes $0.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(6)Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company has elected to account for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on Agency interest-only securities in the consolidated statements of income in accordance with ASC 815.
(7)The Company has elected to account for equity securities at fair value with changes in fair value recorded in current period earnings.

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

(1)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating.  For each security rated by multiple rating agencies, the highest rating is used.  Ratings provided were determined by third-party rating agencies as of a particular date, may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(2)CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.
(3)Includes $11.6 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)Includes $0.8 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(6)Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on Agency interest-only securities in the consolidated statements of income in accordance with ASC 815.
(7)The Company has elected to account for equity securities at fair value with changes in fair value recorded in current period earnings.

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2020 and December 31, 2019 ($ in thousands):

June 30, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$185,672	$1,212,532	$49,134	$—	$1,447,338
CMBS interest-only	920	24,590	—	—	25,510
GNMA interest-only	70	1,028	276	4	1,378
Agency securities	—	636	—	—	636
GNMA permanent securities	231	31,639	—	—	31,870
Total debt securities	$186,893	$1,270,425	$49,410	$4	$1,506,732

December 31, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$177,193	$1,389,392	$77,737	$—	$1,644,322
CMBS interest-only	1,439	27,707	—	—	29,146
GNMA interest-only	91	1,504	256	—	1,851
Agency securities	—	637	—	—	637
GNMA permanent securities	416	31,953	—	—	32,369
Total debt securities	$179,139	$1,451,193	$77,993	$—	$1,708,325

During the three and six months ended June 30, 2020, the Company realized a gain (loss) on the sale of equity securities of $(0.2) million and $1.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and six months ended June 30, 2019, the Company realized a gain (loss) on the sale of equity securities of zero and $0.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

During the three and six months ended June 30, 2020, the Company realized losses on securities recorded as other than temporary impairments of $0.1 million and $0.3 million, respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and six months ended June 30, 2019 the Company realized no losses on securities recorded as other than temporary impairments.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The recent market volatility due to the COVID-19 pandemic has brought illiquidity in most asset classes, including real estate. The Company expects the net leased commercial real estate properties, which comprise the majority of our portfolio, to be minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor the diversified commercial real estate properties for both the immediate and long term impact of the pandemic on the buildings, the tenants, the business plans and the ability to execute those business plans.

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	June 30, 2020	December 31, 2019

Land	$228,111	$209,955
Building	871,585	883,005
In-place leases and other intangibles	159,049	161,203
Less: Accumulated depreciation and amortization	(216,535)	(206,082)
Real estate and related lease intangibles, net	$1,042,210	$1,048,081

Below market lease intangibles, net (other liabilities)	$(38,125)	$(39,067)

At June 30, 2020 and December 31, 2019, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $112.7 million and $89.5 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Depreciation expense(1)	$8,110	$7,697	$16,383	$15,382
Amortization expense	1,681	2,213	3,392	4,730
Total real estate depreciation and amortization expense	$9,791	$9,910	$19,775	$20,112

(1)Depreciation expense on the consolidated statements of income also includes $25 thousand and $50 thousand of depreciation on corporate fixed assets for the three and six months ended June 30, 2020, respectively. Depreciation expense on the consolidated statements of income also includes $25 thousand and $50 thousand for the three and six months ended June 30, 2019, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	June 30, 2020	December 31, 2019

Gross intangible assets(1)	$159,049	$161,203
Accumulated amortization	63,089	62,773
Net intangible assets	$95,960	$98,430

(1)Includes $4.4 million and $4.5 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

The following table presents increases/reductions in operating lease income recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Reduction in operating lease income for amortization of above market lease intangibles acquired	$(92)	$(208)	$(183)	$(633)
Increase in operating lease income for amortization of below market lease intangibles acquired	619	461	1,371	1,030

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2020 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2020 (last 6 months)	$625	$2,956
2021	1,070	5,504
2022	1,070	5,504
2023	1,070	5,504
2024	1,070	5,504
Thereafter	28,867	66,590
Total	$33,772	$91,562

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

There were $0.7 million and $0.9 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

There was unencumbered real estate of $82.4 million and $59.2 million as of June 30, 2020 and December 31, 2019, respectively.

During the three and six months ended June 30, 2020, the Company recorded $0.6 million and $2.5 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income. During the three and six months ended 2019, the Company recorded $0.8 million and $1.0 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2020 ($ in thousands):

Period Ending December 31,	Amount

2020 (last 6 months)	$43,163
2021	73,091
2022	66,145
2023	65,377
2024	64,412
Thereafter	507,659
Total	$819,847

Acquisitions

During the six months ended June 30, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate

Aggregate purchases of net leased real estate			$6,239	100.0%

Real estate acquired via foreclosure
March 2020	Diversified	Los Angeles, CA	21,535	100.0%
June 2020	Diversified	Winston Salem, NC	3,900	100.0%
Total real estate acquired via foreclosure			25,435

Total real estate acquisitions			$31,674

(1)Properties were consolidated as of acquisition date.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the six months ended June 30, 2020, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the six months ended June 30, 2020, as follows ($ in thousands):

Purchase Price Allocation

Land	$23,524
Building	7,244
Intangibles	1,201
Below Market Lease Intangibles	(295)
Total purchase price	$31,674

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2020 was 39.8 years. The Company recorded $0.1 million and $0.2 million in revenues from its 2020 acquisitions for the three and six months ended June 30, 2020, respectively, which is included in its consolidated statements of income. The Company recorded $0.1 million and $47.6 thousand in earnings (losses) from its 2020 acquisitions for the three and six months ended June 30, 2020, respectively, which is included in its consolidated statements of income.

During the six months ended June 30, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate

Aggregate purchases of net leased real estate			$5,071	100.0%

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
Total real estate acquired via foreclosure			18,200

Total real estate acquisitions			$23,271

(1)Properties were consolidated as of acquisition date.

The purchase prices were allocated to the asset acquisitions during the six months ended June 30, 2019, as follows ($ in thousands):

Purchase Price Allocation

Land	$3,789
Building	18,885
Intangibles	854
Below Market Lease Intangibles	(257)
Total purchase price	$23,271

The weighted average amortization period for intangible assets acquired during the six months ended June 30, 2019 was 37.0 years. The Company recorded $62.5 thousand and $78.9 thousand in revenues from its 2019 acquisitions for the three and six months ended June 30, 2019, respectively, which is included in its consolidated statements of income. The Company recorded $(1.2) million and $(1.5) million in earnings (losses) from its 2019 acquisitions for the three and six months ended June 30, 2019, respectively, which is included in its consolidated statements of income.

Acquisitions via Foreclosure

In June 2020, the Company acquired a hotel in Winston Salem, NC via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a net basis of $3.8 million. The Company obtained a third-party appraisal of the property. The $3.9 million fair value was determined using the ground lease approach and the income approach to value. The appraiser utilized a terminal capitalization rate of 9.50% and a discount rate of 13.50%. There was no gain or loss resulting from the foreclosure of the loan.

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

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Sales

The Company sold the following properties during the six months ended June 30, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

Various	Condominium	Miami, FL	$931	$924	$7	—	3	3
March 2020	Diversified	Richmond, VA	22,526	14,829	7,697	7	—	—
March 2020	Diversified	Richmond, VA	6,933	4,109	2,824	1	—	—
Totals			$30,390	$19,862	$10,528

Realized gain on the sale of real estate, net on the consolidated statements of income also includes $0.1 million of realized loss on the disposal of fixed assets for the six months ended June 30, 2020

The Company sold the following properties during the six months ended June 30, 2019 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining

N/A	Condominium	Las Vegas, NV	$—	$—	$—	—	—	1
Various	Condominium	Miami, FL	3,917	3,550	367	—	13	9
April 2019	Diversified	Wayne, NJ	1,729	4,799	(3,070)	1	—	—
May 2019	Diversified	Grand Rapids, MI	10,019	8,254	1,765	1	—	—
Totals			$15,665	$16,603	$(938)

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2020 and December 31, 2019 ($ in thousands):

Entity	June 30, 2020	December 31, 2019

Grace Lake JV, LLC	$3,496	$3,047
24 Second Avenue Holdings LLC	45,423	45,386
Investment in unconsolidated joint ventures	$48,919	$48,433

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2020	2019	2020	2019

Grace Lake JV, LLC	$263	$618	$449	$1,032
24 Second Avenue Holdings LLC	208	946	463	1,490
Earnings (loss) from investment in unconsolidated joint ventures	$471	$1,564	$912	$2,522

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

During the six months ended June 30, 2020, the Company received no distributions from its investment in Grace Lake LLC. During the six months ended June 30, 2019, the Company had received $3.1 million of distributions from its investment in Grace Lake LLC.

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

During the three and six months ended June 30, 2020, the Company recorded $0.2 million and $0.5 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and six months ended June 30, 2019, the Company recorded $0.9 million and $1.5 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2019, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the six months ended June 30, 2019, the Company capitalized $0.1 million of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, subsequent to the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

As of June 30, 2020, 24 Second Avenue had $11.3 million of loans payable to a third-party lender. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of June 30, 2020, 24 Second Avenue sold 19 residential condominium units for $49.6 million in total gross sale proceeds. As of June 30, 2020, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019

Total assets	$113,414	$118,727
Total liabilities	77,277	78,762
Partners’/members’ capital	$36,137	$39,965

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total revenues	$4,294	$6,330	$8,770	$11,030
Total expenses	3,450	3,571	7,424	7,434
Net income (loss)	$844	$2,759	$1,346	$3,596

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2020 and December 31, 2019 are as follows ($ in thousands):

June 30, 2020

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at June 30, 2020(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility(2)	$500,000	$114,679		$385,321	1.93%	—	2.18%	12/19/2022	(3)	(4)	$179,332	$179,332
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	144,565		155,435	1.94%	—	2.94%	12/19/2020	(7)	(8)	251,788	251,788
Committed Loan Repurchase Facility	300,000	65,702		234,298	1.94%	—	2.19%	11/6/2022	(9)	(4)	100,597	100,704
Committed Loan Repurchase Facility	100,000	38,228		61,772	2.31%	—	2.43%	12/31/2022	(10)	(4)	64,721	64,807
Committed Loan Repurchase Facility	100,000	17,901		82,099	2.68%	—	2.68%	3/24/2021	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	381,075		1,168,925							627,038	627,231
Committed Securities Repurchase Facility(2)	785,321	451,342		333,979	0.89%	—	2.44%	12/23/2021	N/A	(13)	576,924	576,924
Uncommitted Securities Repurchase Facility	N/A (13)	462,612		N/A (14)	1.42%	—	4.81%	7/2020 - 9/2020	N/A	(13)	596,230	596,230	(15)
Total Repurchase Facilities	1,950,000	1,295,029		1,502,904							1,800,192	1,800,385
Revolving Credit Facility	266,430	266,430		—	3%	—	3%	2/11/2021	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	805,431	805,431		—	3.75%	—	6.75%	2020 - 2030(18)	N/A	(19)	959,766	1,172,268	(20)
Secured Financing Facility	206,350	188,687	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	335,237	335,675
CLO Debt	304,413	299,605	(23)	—	5.50%	—	5.50%	5/16/2024	N/A	(24)	469,505	469,587
Borrowings from the FHLB	1,500,000	360,790		1,139,210	0.44%	—	2.95%	2020 - 2024	N/A	(24)	526,151	528,650	(25)
Senior Unsecured Notes	1,752,817	1,737,542	(26)	—	4.25%	—	5.88%	2021 - 2027	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations, Net	$6,785,441	$4,953,514		$2,642,114							$4,090,851	$4,306,565

(1)June 2020 LIBOR rates are used to calculate interest rates for floating rate debt.
(2)The combined committed amounts for the loan repurchase facility and the securities repurchase facility total $900.0 million, with maximum capacity on the loan repurchase facility of $500.0 million, and maximum capacity on the securities repurchase facility of $900.0 million less outstanding commitments on the loan repurchase facility.
(3)Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.
(4)First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(5)Three additional 12-month periods at Company’s option.
(6)First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.
(7)Three additional 364-day periods.
(8)First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(9)One additional 12-month extension period and two additional 6-month extension periods at Company’s option.
(10)Two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(11)The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.
(12)First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.
(13)Commercial real estate securities. It does not include the real estate collateralizing such securities.
(14)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(15)Includes $2.2 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(16)Four additional 12-month periods at Company’s option.
(17)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(18)Anticipated repayment dates.
(19)Certain of our real estate investments serve as collateral for our mortgage loan financing.
(20)Using undepreciated carrying value of commercial real estate to approximate fair value.

(21)Presented net of unamortized debt issuance costs of $9.7 million and an unamortized discount of $8.0 million related to the Purchase Right (described in detail under Secured Financing Facility below) at June 30, 2020.
(22)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with Lender’s approval.
(23)Presented net of unamortized debt issuance costs of $4.8 million at June 30, 2020.
(24)First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.
(25)Includes $9.4 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(26)Presented net of unamortized debt issuance costs of $15.3 million at June 30, 2020.
(27)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2019(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility	$600,000	$183,828		$416,172	3.24%	—	3.74%	12/19/2022	(2)	(3)	$287,974	$288,210
Committed Loan Repurchase Facility	350,000	70,697		279,303	3.71%	—	3.81%	5/24/2020	(4)	(5)	101,590	103,868
Committed Loan Repurchase Facility	300,000	248,182		51,818	3.49%	—	3.74%	12/19/2020	(6)	(7)	382,778	382,778
Committed Loan Repurchase Facility	300,000	98,678		201,322	3.50%	—	3.75%	11/6/2022	(8)	(3)	175,000	175,270
Committed Loan Repurchase Facility	100,000	9,952		90,048	3.96%	—	3.99%	1/3/2023	(9)	(3)	75,628	75,813
Committed Loan Repurchase Facility	100,000	90,927		9,073	3.74%	—	3.80%	12/24/2020	(10)	(11)	126,311	126,311
Total Committed Loan Repurchase Facilities	1,750,000	702,264		1,047,736							1,149,281	1,152,250
Committed Securities Repurchase Facility	400,000	42,751		357,249	2.50%	—	2.56%	12/23/2021	N/A	(12)	52,691	52,691
Uncommitted Securities Repurchase Facility	N/A (12)	1,070,919		N/A (13)	2.17%	—	3.54%	1/2020 - 3/2020	N/A	(12)	1,188,440	1,188,440	(14)
Total Repurchase Facilities	2,150,000	1,815,934		1,404,985							2,390,412	2,393,381
Revolving Credit Facility	266,430	—		266,430	NA			2/11/2020	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	812,606	812,606		—	3.75%	—	6.75%	2020 - 2029(17)	N/A	(18)	988,857	1,192,106	(19)
Borrowings from the FHLB	1,945,795	1,073,500		872,295	1.47%	—	2.95%	2020 - 2024	N/A	(20)	1,107,188	1,113,811	(21)
Senior Unsecured Notes	1,166,201	1,157,833	(22)	—	5.25%	—	5.88%	2021 - 2025	N/A	N/A (23)	N/A (23)	N/A (23)
Total Debt Obligations	$6,341,032	$4,859,873		$2,543,710							$4,486,457	$4,699,298

(1)December 31, 2019 LIBOR rates are used to calculate interest rates for floating rate debt.
(2)Two additional 12-month periods at Company’s option. No new advances are permitted after the initial maturity date.
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(4)One additional 12-month period at Company’s option.
(5)First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.
(6)Three additional 364-day periods.
(7)First mortgage and mezzanine commercial real estate loans and senior pari passu interests therein. It does not include the real estate collateralizing such loans.
(8)One additional 12-month extension period and two additional 6-month extension periods at Company’s option.
(9)Two additional 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(10)The Company may extend periodically with lender’s consent. At no time can the maturity of the facility exceed 364 days from the date of determination.
(11)First mortgage, junior and mezzanine commercial real estate loans, and certain senior and/or pari passu interests therein.
(12)Commercial real estate securities. It does not include the real estate collateralizing such securities.
(13)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(14)Includes $2.2 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(15)Four additional 12-month periods at Company’s option.
(16)The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(17)Anticipated repayment dates.

(18)Certain of our real estate investments serve as collateral for our mortgage loan financing.
(19)Using undepreciated carrying value of commercial real estate to approximate fair value.
(20)First mortgage commercial real estate loans and pari passu interests therein. It does not include the real estate collateralizing such loans.
(21)First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.
(22)Includes $9.9 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(23)Presented net of unamortized debt issuance costs of $8.4 million at December 31, 2019.
(24)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2020 (last 6 months)	$1,494,949
2021	527,569
2022	642,014
2023	351,436
2024	612,695
Thereafter	1,358,119
Subtotal	4,986,782
Debt issuance costs included in senior unsecured notes	(15,275)
Debt issuance costs included in secured financing facility	(9,705)
Discount on secured financing facility related to purchase right	(7,958)
Debt issuance costs included in CLO debt	(4,808)
Debt issuance costs included in mortgage loan financing	(524)
Premiums included in mortgage loan financing(2)	5,002
Total	$4,953,514

(1)Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2020 (last 6 months) relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of June 30, 2020.
(2)Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $849.0 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2020.

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

Effective June 16, 2020, the Company amended the pricing side letter related to one of its committed loan repurchase facility with a major U.S. bank to extend the current maturity date to March 24, 2021. The Company also temporarily increased the leverage covenant to 4.0x through and including December 31, 2020.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender will provide the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility will be secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder will bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Secured Financing Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, the Lender also has the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00, which amount and price may be proportionally adjusted in the event of equity distributions, stock splits, reclassifications and other similar events (the “Purchase Right”). The Purchase Right will expire on December 31, 2020. The Company expects that any such investment would additionally benefit its liquidity position.

The Purchase Right was classified as equity. The $200.9 million of net proceeds from the original issuance were allocated $192.5 million to the originally issued debt obligation and $8.4 million to the Purchase Right using the relative fair value method. The commitment to issue shares will not be subsequently remeasured. The $8.4 million allocated to the Purchase Right is being treated as a discount to the debt and amortized over the life of the Purchase Right to interest expense.

Pursuant to the Purchase Right, the Lender has agreed to a customary standstill until December 31, 2020 or the date on which the Lender has exercised the Purchase Right in full, if earlier. In addition, the Lender has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and the Lender entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to the Lender.

As of June 30, 2020, the Company had $188.7 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $9.7 million and an $8.0 million unamortized discount related to the Purchase Right.

Collateralized Loan Obligation (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans in light of the COVID-19 pandemic, and has the ability to appoint the special servicer under the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans and has the ability to appoint the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities. Proceeds from the transaction were used to pay off other secured debt including bank and FHLB financing that was subject to mark-to-market provisions.

As of June 30, 2020, the Company had $299.6 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $4.8 million were included in CLO debt as of June 30, 2020.

Senior Unsecured Notes

As of June 30, 2020, the Company had $1.7 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $258.5 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $485.6 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $350.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $658.0 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). As a result of the Company’s financing and liquidity measures implemented to date as a direct response to the COVID-19 pandemic, Ladder repurchased an aggregate principal of the Notes of $139.1 million, recognizing a gain on extinguishment of debt of $19.0 million, offset by accelerated deferred financing cost amortization of $1.5 million during the three months ended June 30, 2020.

2027 Notes

On January 30, 2020, LCFH and Ladder Capital Finance Corporation (“LCFC”), a wholly-owned subsidiary of LCFH, issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. During the six months ended June 30, 2020, the Company retired $92.0 million of principal of the 2027 Notes for a repurchase price of $78.4 million, recognizing a $12.3 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2020, the remaining $658.0 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2025 Notes

On September 25, 2017, LCFH and LCFC issued $400.0 million in aggregate principal amount of 5.25% senior notes due October 1, 2025. During the six months ended June 30, 2020, the Company retired $49.2 million of principal of the 2025 Notes for a repurchase price of $42.6 million, recognizing a $6.2 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2020, the remaining $350.8 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022. During the six months ended June 30, 2020, the Company retired $14.4 million of principal of the 2022 Notes for a repurchase price of $13.8 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt. As of June 30, 2020, the remaining $485.6 million in aggregate principal amount of the 2022 Notes is due March 15, 2022.

2021 Notes

On August 1, 2014, LCFH and LCFC issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021. During the six months ended June 30, 2020, the Company retired $7.7 million of principal of the 2021 Notes for a repurchase price of $7.5 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(20.0) thousand of unamortized debt issuance costs associated with the retired debt. As of June 30, 2020, the remaining $258.5 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of July 30, 2020.

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has improved during the three months ended June 30, 2020 as liquidity returned to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended June 30, 2020, the Company paid down $275.8 million of securities repurchase financing, primarily through sales of securities. As of July 27, 2020, the Company had $834.4 million outstanding of securities repurchase financing with maturities ranging from 3 days to 17 months.

Federal Home Loan Bank (“FHLB”) Financing:  As discussed in the Company’s Annual Report, in 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021.

During the three months ended June 30, 2020, the Company paid down FHLB borrowings of $646.8 million, with $360.8 million outstanding as of July 27, 2020. The remaining maturities are staggered out through 2024. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral. The Company incurred $6.5 million in prepayment penalties related to this paydown of FHLB borrowings.

Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties since the COVID-19 crisis unfolded in late March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, during the three months ended June 30, 2020, the Company paid down over $155.9 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (see above).

As of July 27, 2020, the Company had $374.9 million of loan repurchase debt outstanding with five separate bank counterparties. The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

Secured Financing Facility:  On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender will provide the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans (see above).

Completion of Private CLO: On April 27, 2020, the Company completed a private CLO financing transaction with a major U.S. bank which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis (see above).

As a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic, as of July 27, 2020, Ladder had over $750.0 million of unrestricted cash on hand. Based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing.

Financial Covenants

We were in compliance with all covenants described in the Company’s Annual Report, as of June 30, 2020.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2020 and December 31, 2019 ($ in thousands):

June 30, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	0.86
Futures
5-year Swap	24,400	103	—	0.25
10-year Swap	61,000	258	—	0.25
5-year U.S. Treasury Note	4,500	19	—	0.25
Total futures	89,900	380	—
Total derivatives	$159,471	$380	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1Month LIBOR	$69,571	$—	$—	0.36
Futures
5-year Swap	46,000	158	—	0.25
10-year Swap	149,800	516	—	0.25
5-year U.S. Treasury Note	1,100	4	—	0.25
Total futures	196,900	678	—
Credit Derivatives
S&P 500 Put Options	143,300	15	—	0.05
Total credit derivatives	143,300	15	—
Total derivatives	$409,771	$693	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(570)	$(326)	$(896)	$(298)	$(16,272)	$(16,570)
Credit Derivatives	—	83	83	111	211	322
Total	$(570)	$(243)	$(813)	$(187)	$(16,061)	$(16,248)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(1,046)	$(14,361)	$(15,407)	$1,511	$(27,894)	$(26,383)
Credit Derivatives	66	(116)	(50)	—	(108)	(108)
Total	$(980)	$(14,477)	$(15,457)	$1,511	$(28,002)	$(26,491)

The Company’s counterparties held $1.7 million and $3.5 million of cash margin as collateral for derivatives as of June 30, 2020 and December 31, 2019, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2020 and December 31, 2019. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of June 30, 2020
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$380	$—	$380	$—	$—	$380
Total	$380	$—	$380	$—	$—	$380

(1)Included in restricted cash on consolidated balance sheets.

As of June 30, 2020
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$1,295,029	$—	$1,295,029	$1,295,029	$—	$—
Total	$1,295,029	$—	$1,295,029	$1,295,029	$—	$—

(1)Included in restricted cash on consolidated balance sheets.

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

(1)Included in restricted cash on consolidated balance sheets.

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

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2020 and December 31, 2019 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

FASB ASC Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Operating Partnership is a VIE and as such, substantially all of the consolidated balance sheet is a consolidated VIE. In addition, the Operating Partnership consolidates one collateralized loan obligation (“CLO”) VIE with the following balance sheet ($ in thousands):

June 30, 2020
Notes 3 & 7

Restricted cash	$8,649,072
Mortgage loan receivables held for investment, net, at amortized cost	469,505,178
Accrued interest receivable	1,769,859
Total assets	$479,924,109

Senior and unsecured debt obligations	$299,604,861
Accrued expenses	697,612
Total liabilities	300,302,473

Net equity in VIEs (eliminated in consolidation)	179,621,636
Total equity	179,621,636

Total liabilities and equity	$479,924,109

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications.

During the six months ended June 30, 2020, 6,779,225 Series REIT LP Units and 6,779,225 Series TRS LP Units were collectively exchanged for 6,779,225 shares of Class A common stock and 6,779,225 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of June 30, 2020, the Company held a 95.5% interest in LCFH.

During the six months ended June 30, 2019, 1,139,411 Series REIT LP Units and 1,139,411 Series TRS LP Units were collectively exchanged for 1,139,411 shares of Class A common stock; and 1,139,411 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of June 30, 2019, the Company held a 89.8% interest in LCFH.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2020, the Company has a remaining amount available for repurchase of $39.5 million, which represents 4.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $8.10 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2020 and 2019 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	210,151	(1,682)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2020		$39,450

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2019		$41,132

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2020 and 2019:

Declaration Date	Dividend per Share

February 27, 2020	$0.340
May 28, 2020	0.200
$0.540

February 27, 2019	$0.340
May 30, 2019	0.340
Total	$0.680

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2020 and 2019 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2019	$4,218	$477	$4,695
Other comprehensive income (loss)	(46,530)	(5,354)	(51,884)
Exchange of noncontrolling interest for common stock	(4,915)	4,915	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,147	(2,147)	—
June 30, 2020	$(45,080)	$(2,109)	$(47,189)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	16,738	2,044	18,782
Exchange of noncontrolling interest for common stock	65	(65)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
June 30, 2019	$12,171	$1,374	$13,545

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2020, the Company has decreased noncontrolling interests in the Operating Partnership and accumulated other comprehensive income and increased additional paid-in capital in the Company’s shareholders’ equity by $1.2 million as of June 30, 2020.

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

Noncontrolling Interest in Consolidated Joint Ventures

As of June 30, 2020, the Company consolidates five ventures in which there are other noncontrolling investors, which own between 10% - 29.4% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $82.1 million, 11 office buildings in Richmond, VA with a book value of $72.4 million, a single-tenant office building in Ewing, NJ with a book value of $26.3 million, an industrial building in Lithia Springs, GA with an aggregate book value of $23.3 million and an apartment complex in Miami, FL with a book value of $37.3 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2020	2019	2020	2019

Basic Net income (loss) available for Class A common shareholders	$(4,189)	$32,244	$(19,918)	$54,419
Diluted Net income (loss) available for Class A common shareholders	$(4,189)	$32,244	$(19,918)	$54,419
Weighted average shares outstanding
Basic	106,809,987	105,511,385	106,569,892	104,888,925
Diluted	106,809,987	105,892,420	106,569,892	105,742,589

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2020 and 2019 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share amounts)	2020	2019	2020(1)	2019(1)

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(4,189)	$32,244	$(19,918)	$54,419
Denominator:
Weighted average number of shares of Class A common stock outstanding	106,809,987	105,511,385	106,569,892	104,888,925
Basic net income (loss) per share of Class A common stock	$(0.04)	$0.31	$(0.19)	$0.52

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(4,189)	$32,244	$(19,918)	$54,419
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)(2)	—	—	—	—
Additional corporate tax (expense) benefit(2)	—	—	—	—
Diluted net income (loss) attributable to Class A common shareholders	(4,189)	32,244	(19,918)	54,419
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	106,809,987	105,511,385	106,569,892	104,888,925
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders(3)	—	—	—	—
Incremental shares of unvested Class A restricted stock(3)	—	381,035	—	853,664
Incremental shares of unvested stock options	—	—	—	—
Diluted weighted average number of shares of Class A common stock outstanding	106,809,987	105,892,420	106,569,892	105,742,589
Diluted net income (loss) per share of Class A common stock	$(0.04)	$0.30	$(0.19)	$0.51

(1)For three and six months ended June 30, 2020 and 2019, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.
(2)The Company is using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back.
(3)The Company is using the treasury stock method.

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

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in Note 14, Stock Based and Other Compensation Plans included within the Company’s Annual Report ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Stock Based Compensation Expense	$2,712	$3,469	$16,738	$14,761
Phantom Equity Investment Plan	561	(98)	(1,577)	704
Stock Options Exercised	—	—	270	—
Bonus Expense	—	7,717	(30)	14,501
Total	$3,273	$11,088	$15,401	$29,966

Summary of Stock and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share

Grants - Class A Common Stock	—	$—	4,568	$16.42	1,466,337	$18.72	1,545,569	$17.56
Grants - Class A Common Stock dividends	—	—	—	—	—	—	11,113	16.61
Stock Options	—	—	—	—	—	—	12,073	—

The table below presents the number of unvested shares and outstanding stock options at June 30, 2020 and changes during 2020 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2019	1,436,683	994,208
Granted	1,466,337	—
Exercised		(83,845)
Vested	(1,209,771)
Forfeited	(24,089)	—
Expired		—
Nonvested/Outstanding at June 30, 2020	1,669,160	910,363

Exercisable at June 30, 2020		910,363

At June 30, 2020 there was $21.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 26.8 months, with a weighted-average remaining vesting period of 32 months.

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

Annual Incentive Awards Granted in 2020 with Respect to 2019 Performance

For 2019 performance, certain employees received stock-based incentive equity. Fair value for all restricted and unrestricted stock grants was calculated using the closing stock price on the grant date. Compensation expense for unrestricted stock grants will be expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2020, 2021 and 2022, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. In view of the adverse impacts of COVID-19 on the Company’s operations and investments and the resulting intensified corporate focus on defensive actions, including maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources, the Company is no longer classifying the 2020 Performance Target as probable as of June 30, 2020 and has reversed $1.0 million of previous compensation expense relating to grants of restricted stock with a December 2020 performance hurdle as their last vesting date (not available to take advantage of the Catch-Up Provision). However, recognizing that Ladder’s employees took these actions that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements, on May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates. The Company recorded $0.1 million of incremental compensation cost during the three and six months ended June 30, 2020 as a result of this modification. There are currently 48 Ladder employees and one consultant eligible for such waiver.

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

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Fox, Ms. McCormack and Mr. Perelman will become fully vested if (1) such management grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such management grantee’s employment is terminated without cause or due to death or disability or the management grantee resigns for Good Reason, as described in the Company’s definitive proxy statement filed with the SEC on April 28, 2020. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock and option awards granted.

2020 Restricted Stock Awards

On February 18, 2020, certain members of the board of directors each received Annual Restricted Stock Awards with a grant date fair value of $0.4 million, representing 24,036 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one year vesting period. On March 26, 2020, 5,803 shares of restricted Class A common stock were forfeited when a member resigned from the board of directors.

Bonus Payments

On February 6, 2020, the board of directors of Ladder Capital Corp approved the 2019 bonus payments to employees, including officers, totaling $55.2 million, which included $27.0 million of equity based compensation. The bonuses were accrued for as of December 31, 2019 and paid to employees in full on February 14, 2020. On February 7, 2019, the board of directors of Ladder Capital Corp approved the 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. During the three and six months ended June 30, 2020, the Company recorded no compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy. During the three and six months ended June 30, 2019, the Company recorded compensation expense of $7.7 million and $14.5 million, respectively, related to bonuses.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2020 and December 31, 2019 are as follows ($ in thousands):

June 30, 2020

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,496,090		$1,495,892	$1,447,338	Internal model, third-party inputs	1.57%	2.27
CMBS interest-only(1)	1,535,739	(2)	25,026	25,510	Internal model, third-party inputs	2.83%	2.34
GNMA interest-only(3)	93,464	(2)	1,335	1,379	Internal model, third-party inputs	4.21%	3.18
Agency securities(1)	610		619	636	Internal model, third-party inputs	1.68%	1.56
GNMA permanent securities(1)	30,853		31,006	31,870	Internal model, third-party inputs	3.50%	2.41
Provision for current expected credit reserves	N/A		(19)	(19)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,971,622		2,955,084	2,928,796	Discounted Cash Flow(4)	6.82%	1.22
Provision for current expected credit reserves	N/A		(49,102)	(49,102)	(5)	N/A	N/A
Mortgage loan receivables held for sale	86,456		85,977	87,960	Internal model, third-party inputs(6)	3.94%	9.70
FHLB stock(7)	61,619		61,619	61,619	(7)	4.00%	N/A
Nonhedge derivatives(1)(8)	89,900		N/A	380	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	1,217,013		1,217,013	1,217,013	Discounted Cash Flow(9)	2.64%	0.22
Repurchase agreements - long-term	78,016		78,016	78,016	Discounted Cash Flow(10)	1.56%	1.27
Revolving credit facility	266,430		266,430	266,430	Discounted Cash Flow(9)	3.00%	0.05
Mortgage loan financing	800,952		805,431	828,693	Discounted Cash Flow(10)	4.97%	4.88
Secured financing facility	188,687		188,687	188,687	Discounted Cash Flow(9)	10.75%	2.85
CLO debt	299,605		299,605	299,605	Discounted Cash Flow(9)	5.50%	3.88
Borrowings from the FHLB	360,790		360,790	362,559	Discounted Cash Flow	1.39%	2.67
Senior unsecured notes	1,752,817		1,737,542	1,025,236	Internal model, third-party inputs	4.97%	4.16
Nonhedge derivatives(1)(8)	69,571		N/A	—	Counterparty quotations	N/A	0.86

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.
(5)Fair value is estimated to equal par value.
(6)Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.
(7)Fair value of the FHLB stock approximates outstanding face amount as the Company’s captive insurance subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.
(8)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.
(9)Fair value for repurchase agreement liabilities - short term borrowings under the secured financing facility and borrowings under the revolving credit facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

(10)For repurchase agreements - long term, mortgage loan financing, and CLO debt the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

December 31, 2019

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,640,597		$1,640,905	$1,644,322	Internal model, third-party inputs	3.08%	2.41
CMBS interest-only(1)	1,559,160	(2)	28,553	29,146	Internal model, third-party inputs	3.04%	2.53
GNMA interest-only(3)	109,783	(2)	1,982	1,851	Internal model, third-party inputs	4.59%	2.77
Agency securities(1)	629		640	637	Internal model, third-party inputs	1.73%	1.83
GNMA permanent securities(1)	31,461		31,681	32,369	Internal model, third-party inputs	3.17%	1.93
Equity securities(3)	N/A		12,848	12,980	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	3,277,596		3,257,036	3,273,219	Discounted Cash Flow(4)	6.94%	1.43
Provision for loan losses	N/A		(20,500)	(20,500)	(5)	N/A	N/A
Mortgage loan receivables held for sale	122,748		122,325	124,989	Internal model, third-party inputs(6)	4.20%	9.99
FHLB stock(7)	61,619		61,619	61,619	(7)	4.75%	N/A
Nonhedge derivatives(1)(8)	340,200		N/A	693	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	1,781,253		1,781,253	1,781,253	Discounted Cash Flow(9)	2.50%	0.19
Repurchase agreements - long-term	34,681		34,681	34,681	Discounted Cash Flow(10)	2.81%	1.41
Mortgage loan financing	807,854		812,606	838,766	Discounted Cash Flow(10)	4.91%	5.65
Borrowings from the FHLB	1,073,500		1,073,500	1,080,354	Discounted Cash Flow	2.33%	2.08
Senior unsecured notes	1,166,201		1,157,833	1,208,860	Internal model, third-party inputs	5.39%	3.28
Nonhedge derivatives(1)(8)	69,571		N/A	—	Counterparty quotations	N/A	0.36

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow.
(5)Fair value is estimated to equal par value.
(6)Fair value for mortgage loan receivables, held for sale is measured using a hypothetical securitization model utilizing market data from recent securitization spreads and pricing.
(7)Fair value of the FHLB stock approximates outstanding face amount as the Company’s captive insurance subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.
(8)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.
(9)Fair value for repurchase agreement liabilities is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.
(10)For repurchase agreements - long term and mortgage loan financing, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2020 and December 31, 2019 ($ in thousands):

June 30, 2020

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,484,514		$—	$—	$1,436,227	$1,436,227
CMBS interest-only(1)	1,525,120	(2)	—	—	24,772	24,772
GNMA interest-only(3)	93,464	(2)	—	—	1,379	1,379
Agency securities(1)	610		—	—	636	636
GNMA permanent securities(1)	30,853		—	—	31,870	31,870
Nonhedge derivatives(4)	89,900		—	380	—	380
			$—	$380	$1,494,884	$1,495,264
Liabilities:
Nonhedge derivatives(4)	69,571		$—	$—	$—	$—

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$2,971,622		$—	$—	$2,928,796	$2,928,796
Provision for current expected credit losses	N/A		—	—	(49,102)	(49,102)
Mortgage loan receivable held for sale	86,456		—	—	87,960	87,960
CMBS(5)	11,576		—	—	11,111	11,111
CMBS interest-only(5)	10,619	(2)	—	—	738	738
Provision for current expected credit losses	N/A				(19)	(19)
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$3,041,103	$3,041,103
Liabilities:
Repurchase agreements - short-term	1,217,013		$—	$—	$1,217,013	$1,217,013
Repurchase agreements - long-term	78,016		—	—	78,016	78,016
Revolving credit facility	266,430		—	—	266,430	266,430
Mortgage loan financing	800,952		—	—	828,693	828,693
Secured financing facility	188,687		—	—	188,687	188,687
CLO debt	299,605		—	—	299,605	299,605
Borrowings from the FHLB	360,790		—	—	362,559	362,559
Senior unsecured notes	1,752,817		—	—	1,025,236	1,025,236
			$—	$—	$4,266,239	$4,266,239

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.
(5)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

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

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.  The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.
(5)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2020 and December 31, 2019 ($ in thousands):

	Six Months Ended June 30,
Level 3	2020	2019

Balance at January 1,	$1,695,913	$1,385,957
Transfer from level 2	—	—
Purchases	437,536	847,318
Sales	(517,535)	(379,961)
Paydowns/maturities	(52,271)	(110,400)
Amortization of premium/discount	(4,278)	(6,267)
Unrealized gain/(loss)	(51,709)	18,804
Realized gain/(loss) on sale(1)	(12,773)	7,242
Balance at June 30,	$1,494,883	$1,762,693

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2020

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,436,227		Discounted cash flow	Yield (4)	1.42%	3.54%	10%
				Duration (years)(5)	0.00	2.72	6.26
CMBS interest-only(1)	24,772	(2)	Discounted cash flow	Yield (4)	—%	2.33%	10%
				Duration (years)(5)	0.10	2.34	3.28
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	1,379	(2)	Discounted cash flow	Yield (4)	—%	3.26%	10%
				Duration (years)(5)	0.00	2.45	6.57
				Prepayment speed (CPJ)(5)	5.00	15.42	35.00
Agency securities(1)	636		Discounted cash flow	Yield (4)	—%	0.32%	1.72%
				Duration (years)(5)	0.00	2.02	2.48
GNMA permanent securities(1)	31,870		Discounted cash flow	Yield (4)	1.42%	2.44%	6.44%
				Duration (years)(5)	1.15	9.89	14.81
Total	$1,494,884

(1)CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.
(2)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(3)Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(4)Significant increase (decrease) in the unobservable input in isolation would result in significantly lower (higher) fair value measurement.
(5)Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

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

(1)CMBS, CMBS interest-only securities, Agency securities, GNMA construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.
(2)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(3)Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings.

Sensitivity of the Fair Value to Changes in the Unobservable Inputs

(4)Significant increase (decrease) in the unobservable input in isolation would result in significantly lower (higher) fair value measurement.
(5)Significant increase (decrease) in the unobservable input in isolation would result in either a significantly lower or higher (lower or higher) fair value measurement depending on the structural features of the security in question.

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
Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.6 million and $(15.0) million for the three and six months ended June 30, 2020, respectively. Current income tax expense (benefit) was $(1.3) million and $(7.4) million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company’s net deferred tax assets (liabilities) were $(12.0) million and $(2.1) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(2.1) million and $9.9 million for the three and six months ended June 30, 2020, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $3.5 million and $6.7 million for the three and six months ended June 30, 2019, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2020, the Company has a deferred tax asset of $9.9 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2021. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of June 30, 2020, the Company had a deferred tax asset of $1.1 million related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company has historically calculated its tax provision during quarterly reporting periods by applying an annual effective tax rate (“AETR”) for the full year to the income for the reporting period; however, for the three and six months ended June 30, 2020, the Company used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2020. Based on the current projections of income, the Company is unable to determine a reliable AETR. As such, a discrete-period approach was used for the three and six months ended June 30, 2020.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2020, the tax years 2016-2019 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners. Under the Tax Receivable Agreement the Company generally is required to pay to those Continuing LCFH Limited Partners that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company may make future payments under the Tax Receivable Agreement if the tax benefits are realized.  The Company would then benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the Tax Receivable Agreement. As of June 30, 2020 and December 31, 2019, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million, included in other liabilities in the consolidated balance sheets for Continuing LCFH Limited Partners.

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which was included in other assets in the consolidated balance sheets. On June 22, 2020, the Fund was liquidated and LCAM deregistered with the Securities and Exchange Commission (“SEC”). The Company recognized a realized loss of $0.7 million upon liquidation of the Fund which is included in fee and other income on the consolidated statements of income.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of June 30, 2020, the Company had a $1.9 million lease liability and a $1.9 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.1 million and $2.3 million for the three and six months ended June 30, 2020, respectively, and are included in operating lease income on the Company’s consolidated statements of income. Tenant reimbursements were $1.7 million and $3.3 million for the three and six months ended June 30, 2019, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of June 30, 2020, the Company’s off-balance sheet arrangements consisted of $249.2 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 62% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, the Company’s off-balance sheet arrangements consisted of $286.5 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in States or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2020
Interest income	$53,641	$8,177	$2	$276	$62,096
Interest expense	(11,732)	(7,795)	(9,758)	(39,140)	(68,425)
Net interest income (expense)	41,909	382	(9,756)	(38,864)	(6,329)
(Provision) benefit for loan losses	726	3	—	—	729
Net interest income (expense) after provision for loan losses	42,635	385	(9,756)	(38,864)	(5,600)

Operating lease income	—	—	23,773	—	23,773
Sale of loans, net	(744)	—	—	—	(744)
Realized gain (loss) on securities	—	(14,798)	—	—	(14,798)
Unrealized gain (loss) on equity securities	—	401	—	—	401
Unrealized gain (loss) on Agency interest-only securities	—	98	—	—	98
Realized gain on sale of real estate, net	—	—	(1)	—	(1)
Fee and other income	2,429	2	—	1,074	3,505
Net result from derivative transactions	(588)	(225)	—	—	(813)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	471	—	471
Gain (loss) on extinguishment of debt	—	—	—	19,017	19,017
Total other income (loss)	1,097	(14,522)	24,243	20,091	30,909

Salaries and employee benefits	—	—	—	(7,001)	(7,001)
Operating expenses(3)	—	—	—	(6,224)	(6,224)
Real estate operating expenses	—	—	(6,034)	—	(6,034)
Fee expense	(1,474)	(61)	(442)	—	(1,977)
Depreciation and amortization	—	—	(9,791)	(25)	(9,816)
Total costs and expenses	(1,474)	(61)	(16,267)	(13,250)	(31,052)

Income tax (expense) benefit	—	—	—	550	550
Segment profit (loss)	$42,258	$(14,198)	$(1,780)	$(31,473)	$(5,193)

Total assets as of June 30, 2020	$2,991,959	$1,506,713	$1,091,129	$1,019,749	$6,609,550

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended June 30, 2019
Interest income	$69,794	$15,210	$7	$311	$85,322
Interest expense	(14,224)	(4,130)	(9,091)	(24,924)	(52,369)
Net interest income (expense)	55,570	11,080	(9,084)	(24,613)	32,953
(Provision) benefit for loan losses	(300)	—	—	—	(300)
Net interest income (expense) after provision for loan losses	55,270	11,080	(9,084)	(24,613)	32,653

Operating lease income	—	—	27,780	—	27,780
Sale of loans, net	20,264	—	—	—	20,264
Realized gain (loss) on securities	—	4,464	—	—	4,464
Unrealized gain (loss) on equity securities	—	(990)	—	—	(990)
Unrealized gain (loss) on Agency interest-only securities	—	11	—	—	11
Realized gain on sale of real estate, net	—	—	(1,124)	—	(1,124)
Fee and other income	5,947	333	—	916	7,196
Net result from derivative transactions	(8,518)	(6,939)	—	—	(15,457)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,564	—	1,564
Total other income (loss)	17,693	(3,121)	28,220	916	43,708

Salaries and employee benefits	—	—	—	(14,907)	(14,907)
Operating expenses(3)	—	—	—	(6,012)	(6,012)
Real estate operating expenses	—	—	(6,032)	—	(6,032)
Fee expense	(1,058)	(87)	(38)	—	(1,183)
Depreciation and amortization	—	—	(9,910)	(25)	(9,935)
Total costs and expenses	(1,058)	(87)	(15,980)	(20,944)	(38,069)

Income tax (expense) benefit	—	—	—	(2,219)	(2,219)
Segment profit (loss)	$71,905	$7,872	$3,156	$(46,860)	$36,073

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472	$6,669,152

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2020
Interest income	$112,546	$21,040	$10	$1,090	$134,686
Interest expense	(16,602)	(14,554)	(19,993)	(68,678)	(119,827)
Net interest income (expense)	95,944	6,486	(19,983)	(67,588)	14,859
(Provision) benefit for loan losses	(25,855)	3	—	—	(25,852)
Net interest income (expense) after provision for loan losses	70,089	6,489	(19,983)	(67,588)	(10,993)

Operating lease income	—	—	50,101	—	50,101
Sale of loans, net	261	—	—	—	261
Realized gain (loss) on securities	—	(11,787)	—	—	(11,787)
Unrealized gain (loss) on equity securities	—	(132)	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	—	174	—	—	174
Realized gain on sale of real estate, net	—	—	10,528	—	10,528
Fee and other income	3,854	403	25	742	5,024
Net result from derivative transactions	(11,939)	(4,309)	—	—	(16,248)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	912	—	912
Gain (loss) on extinguishment of debt	—	—	—	21,077	21,077
Total other income (loss)	(7,824)	(15,651)	61,566	21,819	59,910

Salaries and employee benefits	—	—	—	(24,023)	(24,023)
Operating expenses(3)	—	—	—	(12,018)	(12,018)
Real estate operating expenses	—	—	(13,981)		(13,981)
Fee expense	(2,664)	(133)	(618)	—	(3,415)
Depreciation and amortization	—	—	(19,775)	(50)	(19,825)
Total costs and expenses	(2,664)	(133)	(34,374)	(36,091)	(73,262)

Income tax (expense) benefit	—	—	—	5,091	5,091
Segment profit (loss)	$59,601	$(9,295)	$7,209	$(76,769)	$(19,254)

Total assets as of June 30, 2020	$2,991,959	$1,506,713	$1,091,129	$1,019,749	$6,609,550

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Six months ended June 30, 2019
Interest income	$142,947	$28,329	$15	$498	$171,789
Interest expense	(28,981)	(6,618)	(17,973)	(50,046)	(103,618)
Net interest income (expense)	113,966	21,711	(17,958)	(49,548)	68,171
(Provision) benefit for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	113,366	21,711	(17,958)	(49,548)	67,571

Operating lease income	—	—	56,701	—	56,701
Sale of loans, net	27,342	—	—	—	27,342
Realized gain (loss) on securities	—	7,329	—	—	7,329
Unrealized gain (loss) on equity securities	—	1,088	—	—	1,088
Unrealized gain (loss) on Agency interest-only securities	—	22	—	—	22
Realized gain on sale of real estate, net	—	—	(1,119)	—	(1,119)
Impairment of real estate	—	—	(1,350)	—	(1,350)
Fee and other income	9,257	737	7	1,881	11,882
Net result from derivative transactions	(13,716)	(12,775)	—	—	(26,491)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	2,522	—	2,522
Gain (loss) on extinguishment of debt	—	—	(1,070)	—	(1,070)
Total other income (loss)	22,883	(3,599)	55,691	1,881	76,856

Salaries and employee benefits	—	—	—	(38,481)	(38,481)
Operating expenses(3)	—	—	—	(11,413)	(11,413)
Real estate operating expenses	—	—	(11,506)	—	(11,506)
Fee expense	(2,252)	(187)	(456)	—	(2,895)
Depreciation and amortization	—	—	(20,112)	(50)	(20,162)
Total costs and expenses	(2,252)	(187)	(32,074)	(49,944)	(84,457)

Income tax (expense) benefit	—	—	—	634	634
Segment profit (loss)	$133,997	$17,925	$5,659	$(96,977)	$60,604

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472	$6,669,152

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $48.9 million and $48.4 million as of June 30, 2020 and December 31, 2019, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $61.6 million as of June 30, 2020 and December 31, 2019, respectively, the Company’s deferred tax asset (liability) of $(12.0) million and $(2.1) million as of June 30, 2020 and December 31, 2019, respectively, and the Company’s senior unsecured notes of $1.7 billion and $1.2 billion as of June 30, 2020 and December 31, 2019, respectively.
(3)Includes $4.0 million and $7.1 million of professional fees for the three and six months ended June 30, 2020, respectively. Includes $3.6 million and $6.1 million of professional fees for the three and six months ended June 30, 2019, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no additional disclosure is necessary.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $25.8 billion of commercial real estate loans from our inception through June 30, 2020. During this timeframe, we also acquired $12.7 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.8 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2020, we originated $16.6 billion of conduit loans, $16.5 billion of which were sold into 68 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2020, we had $6.6 billion in total assets and $1.5 billion of total equity. Our assets included $3.0 billion of loans, $1.5 billion of securities, and $1.0 billion of real estate.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including unsecured debt and significant committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2020, our management team and directors held interests in our Company comprising 10.7% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of June 30, 2020, we employed 63 full-time industry professionals.

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market disruption and overall financial impact caused by the COVID-19 pandemic across most industries in the United States. In view of the uncertainty related to the severity and duration of the pandemic, its ultimate impact on our revenues, profitability and financial position is difficult to assess at this time. The Company has disclosed the current and potential impact of the COVID-19 global pandemic on our business throughout this Quarterly Report.

Recent Developments

None

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

	June 30, 2020		December 31, 2019
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$2,832,610	42.8%	$3,127,173	46.9%
Other commercial real estate-related loans	122,474	1.9%	129,863	1.9%
Provision for current expected credit losses	(49,102)	(0.7)%	(20,500)	(0.3)%
Total balance sheet loans	2,905,982	44.0%	3,236,536	48.5%
Conduit first mortgage loans	85,977	1.3%	122,325	1.8%
Total loans	2,991,959	45.3%	3,358,861	50.3%
Securities
CMBS investments	1,472,848	22.3%	1,673,468	25.3%
U.S. Agency Securities investments	33,884	0.5%	34,857	0.5%
Equity securities	—	—%	12,980	0.2%
Provision for current expected credit losses	(19)	—%	—	—%
Total securities	1,506,713	22.8%	1,721,305	26.0%
Real Estate
Real estate and related lease intangibles, net	1,042,210	15.8%	1,048,081	15.7%
Total real estate	1,042,210	15.8%	1,048,081	15.7%
Other Investments
Investments in and advances to unconsolidated joint ventures	48,919	0.7%	48,433	0.7%
FHLB stock	61,619	0.9%	61,619	0.9%
Total other investments	110,538	1.6%	110,052	1.6%
Total investments	5,651,420	85.5%	6,238,299	93.6%
Cash, cash equivalents and restricted cash	874,004	13.2%	355,746	5.3%
Other assets	84,126	1.3%	75,107	1.1%
Total assets	$6,609,550	100.0%	$6,669,152	100.0%

While the unique nature of COVID-19 limits our normal visibility into expected underlying property operating results, we are in regular communication with our borrowers and are closely monitoring property performance. We expect our investments in loans and real estate in the hotels and retail sectors to be the most directly impacted by COVID-19. Loans on hotel and retail properties comprised approximately13.6% and 8.8%, respectively, of our loan portfolio at June 30, 2020. Hotel and retail properties comprised approximately 5.9% and 47.2%, respectively, of our real estate portfolio at June 30, 2020. The majority of the net leased properties in our real estate portfolio, which comprise the majority of the 47.2%, are necessity-based businesses and have remained open and stable during the COVID-19 pandemic.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2020, we held a portfolio of 133 balance sheet first mortgage loans with an aggregate book value of $2.8 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 70.8% at June 30, 2020.

We continue to actively manage and monitor the credit and liquidity risk associated with the balance sheet first mortgage loan portfolio. Due to the nationwide restrictions placed on most businesses in response to the COVID-19 pandemic, significant cash flow disruptions are expected across the economy which will likely impact our borrowers and their ability to stay current with their debt obligations in the near term. We expect to use a variety of legal and structural options to manage that risk effectively, including through possible forbearance and default provisions, as is generally being considered throughout the credit lending industries.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2020, we held a portfolio of 24 other commercial real estate-related loans with an aggregate book value of $122.5 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.2% at June 30, 2020.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of June 30, 2020, we held seven first mortgage loans that were available for contribution into a securitization with an aggregate book value of $86.0 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 61.5% at June 30, 2020. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of June 30, 2020 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

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

As of June 30, 2020, the estimated fair value of our portfolio of CMBS investments totaled $1.5 billion in 126 CUSIPs ($11.7 million average investment per CUSIP). As of June 30, 2020, included in the $1.5 billion of CMBS securities are $11.8 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 99.8% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 81% AAA/Aaa-rated securities and 18.8% of other investment grade-rated securities, including 14.1% rated AA/Aa, 2.7% rated A/A and 2.0% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2020, our CMBS investments had a weighted average duration of 2.3 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2020, by property count and market value, respectively, 52.3% and 72.8% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.6% and 34.9%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 4.9% by property count and 0.2% to 9.7% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of June 30, 2020, the estimated fair value of our portfolio of U.S. Agency Securities was $33.9 million in 22 CUSIPs ($1.5 million average investment per CUSIP), with a weighted average duration of 2.4 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of June 30, 2020, by market value, 76% and 20.4% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of June 30, 2020 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including, but not limited to, debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $80.0 million. As of June 30, 2020, we had no investments in debt securities.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of June 30, 2020, we had no investments in debt securities.

Since the onset of the COVID-19 pandemic, there has been a decrease in liquidity and trading activity for the real estate securities we own. The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. During the three months ended June 30, 2020, liquidity and trading activity began to return to the market and the value of our securities portfolio as of June 30, 2020 had an unrealized mark-to-market gain of $11.8 million.

Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2020, we owned 164 single tenant net leased properties with an aggregate book value of $664.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2020, our net leased properties comprised a total of 5.4 million square feet, 100% leased with an average age since construction of 15.5 years and a weighted average remaining lease term of 11.9 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended June 30, 2020, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. In addition, as of June 30, 2020, we owned 64 diversified commercial real estate properties with an aggregate book value of $376.7 million. Through separate joint ventures, we own a 40 property student housing portfolio in Isla Vista, CA with a book value of $82.1 million and an occupancy rate of 100.0%, a portfolio of 11 office buildings in Richmond, VA with a book value of $72.4 million with a 82.6% occupancy rate, an apartment complex in Miami, FL with a book value of $37.3 million and an occupancy rate of 91.3%, an unleased industrial building in Lithia Springs, GA with an aggregate book value of $23.3 million, a portfolio of two student housing properties in Fort Worth and Arlington, TX with an aggregate book value of $23.3 million and a 70.2% occupancy rate, one hotel in San Diego, CA with a book value of $40.9 million and a 40.9% occupancy rate, and a 13-story office building in Oakland County, MI with a book value of $9.6 million and an 68.9% occupancy rate. We also own a single-tenant office building in Ewing, NJ with a book value of $26.3 million, a development property in Los Angeles, CA with a book value of $21.5 million, a hotel in Omaha, NE with a book value of $17.1 million, a single-tenant office building in Crum Lynne, PA with a book value of $9.7 million, a shopping center in Carmel, NY with a book value of $5.9 million and a 44.4% occupancy rate, a hotel in Winston Salem, NC with a book value of $3.9 million and a 36.4% occupancy rate and an office building in Peoria, IL with a book value of $3.4 million and a 45.6% occupancy rate. During the three months ended June 30, 2020, we collected approximately 95% of rent on these properties.

Residential Real Estate. We sold three condominium units at Terrazas River Park Village in Miami, FL, during the six months ended June 30, 2020, generating aggregate gains on sale of $7 thousand. As of June 30, 2020, we own three residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $0.9 million, and we intend to sell these remaining units in less than 18 months. The Company holds these residential condominium units in a TRS.

The recent market volatility due to the COVID-19 pandemic has brought illiquidity in most asset classes, including real estate. The Company expects the net leased commercial real estate properties, which comprise the majority of our portfolio, to remain minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor our diversified commercial real estate properties as well to determine the immediate and long term impacts on the buildings, tenants, business plans and the ability to execute those business plans.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2020, Grace Lake LLC owned an office building campus with a carrying value of $51.2 million, which is net of accumulated depreciation of $34.1 million, that is financed by $62.9 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2020, the book value of our investment in Grace Lake LLC was $3.5 million.

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

24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of June 30, 2020, 24 Second Avenue had sold 19 residential condominium units for $49.6 million in sales proceeds. As of June 30, 2020, the Company had no remaining additional capital commitment to 24 Second Avenue. As of June 30, 2020, the book value of the Company’s investment in 24 Second Avenue was $45.4 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the Federal Home Loan Bank (“FHLB”). Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of June 30, 2020, the book value of our investment in FHLB Stock was $61.6 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties. In addition to cash flow from operations, we fund our operations and investment strategy through a diverse array of funding sources, including:

•Unsecured corporate bonds
•Secured loan and securities repurchase facilities
•Loan sales and securitizations
•Secured financing facility
•CLO transactions
•Non-recourse mortgage debt
•FHLB financing
•Revolving credit facility
•Unencumbered assets available for financing
•Equity

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

Unsecured Corporate Bonds

As of June 30, 2020, we had $1.7 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $258.5 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $485.6 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $350.8 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $658.0 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). During the six months ended June 30, 2020, we repurchased an aggregate principal of the Notes of $163.4 million, recognizing an aggregate gain on extinguishment of debt of $19.3 million. Refer to Note 7 to the Consolidated Financial Statements for further detail.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.7 billion pool of unencumbered assets, comprised primarily of first mortgage loans as of June 30, 2020.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.6 billion of credit capacity. As of June 30, 2020, the Company had $381.1 million of borrowings outstanding, with an additional $1.2 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2020, the Company had $451.3 million borrowings outstanding, with an additional $334.0 million of committed financing available.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). As of June 30, 2020, Tuebor had $360.8 million of borrowings outstanding from the FHLB (with an additional $1.1 billion of committed term financing available), with terms of overnight to 4.3 years, interest rates of 0.44% to 2.95%, and advance rates of 45.0% to 100% on eligible collateral, including cash collateral. As of June 30, 2020, collateral for the borrowings was comprised of $315.4 million of CMBS and U.S. Agency Securities. $0.1 million of cash and $210.7 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $828.0 million for the six months ended June 30, 2020. FHLB advances amounted to 7.3% of the Company’s outstanding debt obligations as of June 30, 2020.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2020, we executed five term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.75%, mature between 2020 - 2030 and total $805.4 million at June 30, 2020. These long-term non-recourse mortgages include net unamortized premiums of $5.0 million at June 30, 2020, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.6 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2020. The loans are collateralized by real estate and related lease intangibles, net, of $959.8 million as of June 30, 2020.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender will provide the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility will be secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder will bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Secured Financing Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, the Lender also has the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00, which amount and price may be proportionally adjusted in the event of equity distributions, stock splits, reclassifications and other similar events (the “Purchase Right”). The Purchase Right will expire on December 31, 2020. The Company expects that any such investment would additionally benefit its liquidity position.

Pursuant to the Purchase Right, the Lender has agreed to a customary standstill until December 31, 2020 or the date on which the Lender has exercised the Purchase Right in full, if earlier. In addition, the Lender has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and the Lender entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to the Lender.

As of June 30, 2020, the Company had $188.7 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $9.7 million were included in secured financing facility as of June 30, 2020.

Collateralized Loan Obligation (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company will retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans in light of the COVID-19 pandemic, and has the ability to appoint the special servicer under the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans and has the ability to appoint the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities. Proceeds from the transaction were used to pay off other secured debt including bank and FHLB financing that was subject to mark-to-market provisions.

As of June 30, 2020, the Company had $299.6 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $4.8 million were included in CLO debt as of June 30, 2020.

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

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of July 30, 2020.

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity, repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has improved during the three months ended June 30, 2020 as liquidity returned to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended June 30, 2020, the Company paid down $275.8 million of securities repurchase financing, primarily through sales of securities. As of July 27, 2020, the Company has $834.4 million outstanding of securities repurchase financing with maturities ranging from 3 days to 17 months.

Federal Home Loan Bank (“FHLB”) Financing:  As discussed in the Company’s Annual Report, in 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021.

During the three months ended June 30, 2020, the Company paid down FHLB borrowings of $646.8 million, with $360.8 million outstanding as of July 27, 2020. The remaining maturities are staggered out through 2024. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral. The Company incurred $6.5 million in prepayment penalties related to this paydown of FHLB borrowings.

Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties since the COVID-19 crisis began to unfold in late March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, during the three months ended June 30, 2020, the Company paid down over $155.9 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (see above).

As of July 27, 2020, the Company had $374.9 million of loan repurchase debt outstanding with five separate bank counterparties. The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

Secured Financing Facility:  On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender will provide the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans (see above).

Completion of Private CLO: On April 27, 2020, the Company completed a private CLO financing transaction with a major U.S. bank which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis (see above).

As a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic, as of July 27, 2020, Ladder had over $750.0 million of unrestricted cash on hand and based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing.

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

Our borrowings under certain financing agreements and our committed repurchase facilities are subject to maximum consolidated leverage ratio limits (either a fixed ratio ranging from 3.50 to 1.00 to 4.00 to 1.00, or a maximum ratio based on our asset composition at the time of determination), minimum net worth requirements (ranging from $300.0 million to $849.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

We were in compliance with all covenants as described in the Company’s Annual Report, as of June 30, 2020.

Net of the $826.1 million of unrestricted cash held as of June 30, 2020, our adjusted leverage ratio would be significantly below 3.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to Financing Strategy in Current Market Conditions for further disclosures surrounding deleveraging actions completed during the second quarter 2020.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is presented below.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		2020 vs
	2020	2019	2019

Net interest income
Interest income	$62,096	$85,322	$(23,226)
Interest expense	68,425	52,369	16,056
Net interest income	(6,329)	32,953	(39,282)
Provision for/(release of) loan loss reserves	(729)	300	(1,029)
Net interest income (expense) after provision for loan losses	(5,600)	32,653	(38,253)

Other income (loss)
Operating lease income	23,773	27,780	(4,007)
Sale of loans, net	(744)	20,264	(21,008)
Realized gain (loss) on securities	(14,798)	4,464	(19,262)
Unrealized gain (loss) on equity securities	401	(990)	1,391
Unrealized gain (loss) on Agency interest-only securities	98	11	87
Realized gain (loss) on sale of real estate, net	(1)	(1,124)	1,123
Fee and other income	3,505	7,196	(3,691)
Net result from derivative transactions	(813)	(15,457)	14,644
Earnings (loss) from investment in unconsolidated joint ventures	471	1,564	(1,093)
Gain (loss) on extinguishment/defeasance of debt	19,017	—	19,017
Total other income (loss)	30,909	43,708	(12,799)
Costs and expenses
Salaries and employee benefits	7,001	14,907	(7,906)
Operating expenses	6,224	6,012	212
Real estate operating expenses	6,034	6,032	2
Fee expense	1,977	1,183	794
Depreciation and amortization	9,816	9,935	(119)
Total costs and expenses	31,052	38,069	(7,017)
Income (loss) before taxes	(5,743)	38,292	(44,035)
Income tax expense (benefit)	(550)	2,219	(2,769)
Net income (loss)	$(5,193)	$36,073	$(41,266)

Investment Overview

Investment activity in the three months ended June 30, 2020 focused on loan, security and real estate activities. We originated and funded $20.5 million in principal value of commercial mortgage loans, which was offset by $231.8 million of sales and $327.8 million of principal repayments in the three months ended June 30, 2020. We sold $424.7 million of securities and had $9.1 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $423.9 million during the three months ended June 30, 2020. We also invested $3.9 million in real estate, which includes $3.9 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $0.3 million.

Investment activity in the three months ended June 30, 2019 focused on loan, security and real estate activities. We originated and funded $418.2 million in principal value of commercial mortgage loans, which was offset by $271.2 million of sales and $448.1 million of principal repayments in the three months ended June 30, 2019. We acquired $419.3 million of new securities, which was partially offset by $169.7 million of sales and $86.3 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $169.3 million during the three months ended June 30, 2019. We also invested $2.7 million in real estate and received proceeds from the sale of real estate of $14.0 million.

Operating Overview

Net income (loss) totaled $(5.2) million for the three months ended June 30, 2020, compared to $36.1 million for the three months ended June 30, 2019. The most significant drivers of the $41.3 million decrease are as follows:

•a decrease in net interest income after provision for loan losses of $38.3 million, primarily as a result of the $23.2 million decrease in interest income and the $16.1 million increase in interest expense;
•a decrease in total other income (loss) of $12.8 million, primarily as a result of a decrease of $21.0 million in sale of loans, net, a $19.3 million decrease in realized gain (loss) on securities and a decrease of $3.7 million in fee and other income, partially offset by an increase of $19.0 million in gain (loss) on extinguishment of debt and an increase of $14.6 million in net results from derivative transactions;

•a decrease in total costs and expenses of $7.0 million compared to the prior year, primarily as a result of a $7.9 million decrease in salaries and employee benefits; and

•an increase in income tax expense (benefit) of ($2.8 million) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $(5.7) million for the three months ended June 30, 2020, compared to $38.3 million for the three months ended June 30, 2019. The significant components of the $44.0 million decrease in income (loss) before taxes are described in the first four bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $12.8 million for the three months ended June 30, 2020, compared to $51.0 million for the three months ended June 30, 2019. The significant components of the $38.2 million decrease in core earnings are the $32.8 million decrease in net interest income which includes a $23.2 million decrease in interest income and a $9.5 million increase in interest expense. Also contributing to the decrease is a $16.3 million decrease in total other income, which includes a decrease of $9.8 million in sale of loans, net, a $4.0 million decrease in operating lease income, a decrease of $3.9 million in gain (loss) on securities and a decrease of $3.7 million in fee and other income, partially offset by an increase of $3.8 million in net results from derivative transactions and a decrease of $8.0 million in salaries and employee benefits.

Our results of operations were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the unfavorable market conditions that occurred near the onset of the COVID-19 pandemic. The actions taken by management had multiple impacts on core earnings for the three months ended June 30, 2020. Management believes the actions taken were prompted by the unusual market conditions and therefore outside of Ladder’s core operations. Management believes adjusting for certain transactional charges/gains related to the impact of COVID-19 on its performance measures provides a more useful guide to assess the ongoing core operations of the Company.

The impact from COVID-19 included adjustments related to the unusual market conditions and actions taken by management including: (a) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net, (b) $15.4 million of losses from sales of CMBS, (c) $3.7 million of loss from conduit loan sales, (d) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense, (e) $2.1 million of professional fee expenses included in operating expenses and (f) $0.2 million of severance costs included in salaries and employee benefits. The $34.5 million total of the preceding amounts was partially offset by (g) $19.0 million of gains from the repurchase of and extinguishment of unsecured corporate bond debt at a discount from par, net of (h) $1.5 million of accelerated premium amortization included in interest expense.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $23.2 million decrease in interest income was primarily attributable to lower prevailing LIBOR rates during 2020 and a decrease in our securities and loan portfolios. For the three months ended June 30, 2020, securities investments averaged $1.1 billion and loan investments averaged $3.2 billion. For the three months ended June 30, 2019, securities investments averaged $1.8 billion and loan investments averaged $3.4 billion. There was a $144.9 million decrease in loan investments, and a $688.9 million decrease in securities investments.

The $16.1 million increase in interest expense was primarily attributable to an increase in interest expense on corporate bonds issued in 2020, prepayment penalties on repayment of mark-to-market borrowings and hyper amortization of deferred issuance costs as a result of the retirement of corporate bonds in the three months ended June 30, 2020. The increase is also driven by a full quarter of interest expense on the fully drawn revolver and the addition of the CLO and secured financing facility, partially offset by a decrease in interest expense on FHLB debt.

The $38.3 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income discussed above and the increase in interest expense discussed above and the $1.0 million decrease in provision for loan losses discussed below.

As of June 30, 2020, the weighted average yield on our mortgage loan receivables was 6.7%, compared to 7.9% as of June 30, 2019 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2020, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.8%, compared to 3.9% as of June 30, 2019. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2019 to June 30, 2020 was primarily due to higher borrowing rates on new sources of financing obtained during the three months ended June 30, 2020. As of June 30, 2020, we had outstanding borrowings secured by our mortgage loan receivables equal to 32.9% of the carrying value of our mortgage loan receivables, compared to 43.6% as of June 30, 2019.

As of June 30, 2020, the weighted average yield on our real estate securities was 1.6%, compared to 3.3% as of June 30, 2019 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off, primarily due to lower prevailing market rates during the three months ended June 30, 2020. As of June 30, 2020, the weighted average interest rate on borrowings against our real estate securities was 2.6%, compared to 3.0% as of June 30, 2019. The decrease in the rate on borrowings against our real estate securities from June 30, 2019 to June 30, 2020 was primarily due to lower prevailing market borrowing rates as of June 30, 2020 compared to June 30, 2019. As of June 30, 2020, we had outstanding borrowings secured by our real estate securities equal to 76.9% of the carrying value of our real estate securities, compared to 73.8% as of June 30, 2019.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2020, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 5.1% as of June 30, 2019. As of June 30, 2020, we had outstanding borrowings secured by our real estate equal to 77.3% of the carrying value of our real estate, compared to 74.6% as of June 30, 2019.

Provision for Loan Losses

In compliance with the new CECL reporting requirements, adopted on January 1, 2020, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. Based on the Company’s process, at adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock). As of June 30, 2020, the Company released CECL reserves of $(0.7) million for a total CECL reserve of $29.4 million. This excludes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a carrying value of $76.9 million as of June 30, 2020. The change of $(0.7) million in the quarter is reflected as a decrease of reserve to provision expense of $(0.3) million, and a decrease in reserve on unfunded commitments of $(0.4) million. These decreases are primarily due to the decrease in the size of our loan portfolio, offset by an update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter. For additional information, refer to “Allowance for Loan Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

We determined that a provision expense for loan losses of $0.3 million was required for the three months ended June 30, 2019. The provision consisted of a portfolio-based, general reserve of $0.3 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no asset-specific reserve.

Operating Lease Income

The decrease of $4.0 million in operating lease income was primarily attributable to income related to a one time lease termination payment received in 2019. This decrease was partially offset by income on properties acquired in 2020 and a full period of operations on properties acquired in 2019. Tenant recoveries are included in operating lease income.

Sales of Loans, Net

Income (loss) from sales of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2020, we sold/transferred two mortgage loan receivables held for sale with an aggregate outstanding principal balance of $68.1 million. We also sold five mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $172.0 million during the three months ended June 30, 2020. In the three months ended June 30, 2019, we sold /transferred 22 loans with an aggregate outstanding principal balance of $237.8 million. During the three months ended June 30, 2020, we released $7.6 million of realized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2019 we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The $21.0 million decrease was predominantly a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic.

Realized Gain (Loss) on Securities

We sold $424.7 million of securities for the three months ended June 30, 2020. We sold $169.7 million of securities for the three months ended June 30, 2019. The decrease of $19.3 million in realized gain (loss) on securities is a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented a gain of $0.4 million for the three months ended June 30, 2020, compared to $1.0 million for the three months ended June 30, 2019. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The positive change of $0.1 million in unrealized gain (loss) on Agency interest-only securities was due to change in fair value of the securities.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $1.1 million in realized gain (loss) on sale of real estate, net was primarily a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended June 30, 2020 and 2019, we sold no single-tenant net leased properties.

During the three months ended June 30, 2020, we sold no diversified commercial real estate properties. During the three months ended June 30, 2019, we sold two diversified commercial real estate properties resulting in a net gain (loss) on sale of $(1.3) million.

During the three months ended June 30, 2020, we sold one residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $55. During the three months ended June 30, 2019, we sold seven residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.2 million.

Impairment of Real Estate

There was no impairment of real estate for the three months ended June 30, 2020 and June 30, 2019.

Fee and Other Income

We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $3.7 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees and a realized loss on our investment in the Ladder Select Bond Fund (the “Fund”), a mutual fund.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $0.8 million for the three months ended June 30, 2020, which was comprised of an unrealized loss of $0.6 million and a realized loss of $0.2 million, compared to a loss of $15.5 million for the three months ended June 30, 2019, which was comprised of an unrealized loss of $1.0 million and a realized loss of $14.5 million, resulting in a positive change of $14.6 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2020 was primarily related to movement in interest rates during the three months ended June 30, 2020. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings (loss) from our investment in Grace Lake JV totaled $0.3 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.2 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

There was a $19.0 million gain (loss) on extinguishment/defeasance of debt totaled for the three months ended June 30, 2020. During the three months ended June 30, 2020, the Company retired $72.8 million of principal of the 2027 Notes for a repurchase price of $61.2 million, recognizing a $10.6 million net gain on extinguishment of debt after recognizing $(1.0) million of unamortized debt issuance costs associated with the retired debt, the Company retired $45.2 million of principal of the 2025 Notes for a repurchase price of $38.5 million, recognizing a $6.2 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt, the Company retired $14.4 million of principal of the 2022 Notes for a repurchase price of $13.8 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt and the Company retired $6.7 million of principal of the 2021 Notes for a repurchase price of $6.5 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(16.9) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment/defeasance of debt for the three months ended June 30, 2019.

Salaries and Employee Benefits

Salaries and employee benefits totaled $7.0 million for the three months ended June 30, 2020, compared to $14.9 million for the three months ended June 30, 2019. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $7.9 million in compensation expense was primarily attributable to the fact that the Company recorded no compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy during the three months ended June 30, 2020.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase of $0.2 million was primarily related to an increase in professional fees, partially offset by a decrease in other operating expenses during the three months ended June 30, 2020.

Real Estate Operating Expenses

The increase of $2.0 thousand in real estate operating expenses primarily relates to the acquisition of real estate in 2019, partially offset by the sale of real estate in 2020 and a decrease in operating expenses for condominium properties.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.8 million in fee expense was primarily attributable to an increase in legal fees paid for loan and real estate assets in the three months ended June 30, 2020.

Depreciation and Amortization

The $0.1 million decrease in depreciation and amortization was primarily attributable to the timing the real estate sales during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in income tax expense (benefit) of ($2.8 million) is primarily attributable to a reduction in net interest income in our TRSs as well as the decrease in income from sale of loans.

Results of Operations

A discussion regarding our results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is presented below.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30,		2020 vs
	2020	2019	2019

Net interest income
Interest income	$134,686	$171,789	$(37,103)
Interest expense	119,827	103,618	16,209
Net interest income	14,859	68,171	(53,312)
Provision for/(release of) loan loss reserves	25,852	600	25,252
Net interest income (expense) after provision for loan losses	(10,993)	67,571	(78,564)

Other income (loss)
Operating lease income	50,101	56,701	(6,600)
Sale of loans, net	261	27,342	(27,081)
Realized gain (loss) on securities	(11,787)	7,329	(19,116)
Unrealized gain (loss) on equity securities	(132)	1,088	(1,220)
Unrealized gain (loss) on Agency interest-only securities	174	22	152
Realized gain (loss) on sale of real estate, net	10,528	(1,119)	11,647
Impairment of real estate	—	(1,350)	1,350
Fee and other income	5,024	11,882	(6,858)
Net result from derivative transactions	(16,248)	(26,491)	10,243
Earnings (loss) from investment in unconsolidated joint ventures	912	2,522	(1,610)
Gain (loss) on extinguishment/defeasance of debt	21,077	(1,070)	22,147
Total other income (loss)	59,910	76,856	(16,946)
Costs and expenses
Salaries and employee benefits	24,023	38,481	(14,458)
Operating expenses	12,018	11,413	605
Real estate operating expenses	13,981	11,506	2,475
Fee expense	3,415	2,895	520
Depreciation and amortization	19,825	20,162	(337)
Total costs and expenses	73,262	84,457	(11,195)
Income (loss) before taxes	(24,345)	59,970	(84,315)
Income tax expense (benefit)	(5,091)	(634)	(4,457)
Net income (loss)	$(19,254)	$60,604	$(79,858)

Investment Overview

Investment activity in the six months ended June 30, 2020 focused on loan, security and real estate activities. We originated and funded $547.2 million in principal value of commercial mortgage loans, which was offset by $421.2 million of sales and $446.4 million of principal repayments in the six months ended June 30, 2020. We acquired $438.3 million of new securities, which was offset by $532.2 million of sales and $52.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $214.6 million during the six months ended June 30, 2020. We also invested $31.7 million in real estate, which includes $25.4 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $30.4 million.

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

Operating Overview

Net income (loss) totaled $(19.3) million for the six months ended June 30, 2020, compared to $60.6 million for the six months ended June 30, 2019. Net income (loss) for the six months ended June 30, 2020 were significantly impacted by management’s actions to generate liquidity and pay down mark-to-market financing in direct response to the COVID-19 pandemic. The most significant drivers of the $79.9 million decrease are as follows:

•a decrease in net interest income after provision for loan losses of $53.3 million, primarily as a result of the $25.3 million increase in provision for loan losses related to the adoption of CECL. Also contributing was a $37.1 million decrease in interest income and a $16.2 million increase in interest expense;

•a decrease in total other income (loss) of $16.9 million, primarily as a result of a decrease of $27.1 million in sales of loans, a decrease of $19.1 million in realized gains (losses) on securities, a decrease of $6.9 million on fee and other income, a decrease of $6.6 million on operating lease income, partially offset by a $11.6 million increase in profits on sales of real estate and a $10.3 million increase in net results from derivative transactions;

•a decrease in total costs and expenses of $11.2 million compared to the prior year, primarily attributable to a $14.5 million decrease in salaries and employee benefit, partially offset by a $2.5 million increase in real estate operating expenses; and

•A ($4.5 million) increase in income tax expense (benefit) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $(24.3) million for the six months ended June 30, 2020, compared to $60.0 million for the six months ended June 30, 2019. The significant components of the $84.3 million decrease in income (loss) before taxes are described in the first three bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $43.6 million for the six months ended June 30, 2020, compared to $97.9 million for the six months ended June 30, 2019. Core earnings for the six months ended June 30, 2020 were significantly impacted by management’s actions to generate liquidity and pay down mark-to-market financing in direct response to the COVID-19 pandemic. The significant components of the $54.3 million decrease in core earnings are a decrease in net interest income after provision for loan losses, a decrease in total other income (loss) of $12.9 million, primarily as a result of a decrease of $16.1 million in sale of loans, net, a decrease of $6.9 million in fee and other income, a decrease of $6.6 million in operating lease income and a decrease of $3.7 million in gain (loss) on securities and an increase of $3.1 million in gain (loss) on extinguishment of debt, partially offset by an increase of $9.6 million in sale of real estate, net, an increase of $7.9 million in net results from derivative transactions and a decrease of $14.6 million in salaries and employee benefits.

Our results of operations were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the unfavorable market conditions that occurred near the onset of the COVID-19 pandemic. The actions taken by management had multiple impacts on core earnings for the three months ended June 30, 2020. Management believes the actions taken were prompted by the unusual market conditions and therefore outside of Ladder’s core operations. Management believes adjusting for certain transactional charges/gains related to the impact of COVID-19 on its performance measures provides a more useful guide to assess the ongoing core operations of the Company.

The impact from COVID-19 included adjustments related to the unusual market conditions and actions taken by management including: (a) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net, (b) $15.4 million of losses from sales of CMBS, (c) $3.7 million of loss from conduit loan sales, (d) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense, (e) $2.1 million of professional fee expenses included in operating expenses and (f) $0.2 million of severance costs included in salaries and employee benefits. The $34.5 million total of the preceding amounts was partially offset by (g) $19.0 million of gains from the repurchase of and extinguishment of unsecured corporate bond debt at a discount from par, net of (h) $1.5 million of accelerated premium amortization included in interest expense.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $37.1 million decrease in interest income was primarily attributable to lower prevailing LIBOR rates during 2020 and a decrease in our securities and loan portfolios. For the six months ended June 30, 2020, securities investments averaged $1.4 billion and loan investments averaged $3.3 billion. For the six months ended June 30, 2019, securities investments averaged $1.6 billion and loan investments averaged $3.5 billion. There was a $180.6 million decrease in average loan investments, and a $237.5 million decrease in average securities investments.

The $16.2 million increase in interest expense was primarily attributable to an increase in interest expense on corporate bonds issued in 2020, prepayment penalties on repayment of mark-to-market borrowings and hyper amortization of deferred issuance costs as a result of the retirement of corporate bonds in the six months ended June 30, 2020. The increase was also driven by a full quarter of interest expense on the fully drawn revolver and the addition of the CLO and secured financing facility, partially offset by a decrease in interest expense on FHLB debt.

The $78.6 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income and the increase in interest expense discussed above.

As of June 30, 2020, the weighted average yield on our mortgage loan receivables was 6.7%, compared to 7.9% as of June 30, 2019 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2020, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.8%, compared to 3.9% as of June 30, 2019. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2019 to June 30, 2020 was primarily due to higher borrowing rates on new sources of financing obtained during the three months ended June 30, 2020. As of June 30, 2020, we had outstanding borrowings secured by our mortgage loan receivables equal to 32.9% of the carrying value of our mortgage loan receivables, compared to 43.6% as of June 30, 2019.

As of June 30, 2020, the weighted average yield on our real estate securities was 1.6%, compared to 3.3% as of June 30, 2019 as the weighted average yield on securities purchased was lower than the weighted average yield on securities that were sold or paid off, primarily due to lower prevailing market rates during the three months ended June 30, 2020. As of June 30, 2020, the weighted average interest rate on borrowings against our real estate securities was 2.6%, compared to 3.0% as of June 30, 2019. The decrease in the rate on borrowings against our real estate securities from June 30, 2019 to June 30, 2020 was primarily due to lower prevailing market borrowing rates as of June 30, 2020 compared to June 30, 2019. As of June 30, 2020, we had outstanding borrowings secured by our real estate securities equal to 76.9% of the carrying value of our real estate securities, compared to 73.8% as of June 30, 2019.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2020, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 5.1% as of June 30, 2019. As of June 30, 2020, we had outstanding borrowings secured by our real estate equal to 77.3% of the carrying value of our real estate, compared to 74.6% as of June 30, 2019.

Provision for Loan Losses

In compliance with the new CECL reporting requirements, adopted on January 1, 2020, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. Based on the Company’s process, at adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock). As of June 30, 2020, the Company recorded additional CECL reserves of $(0.7) million for a total CECL reserve of $29.4 million. This excludes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a carrying value of $76.9 million as of June 30, 2020. The change of $17.9 million in the six months ended June 30, 2020 is reflected as an increase of reserve to provision expense of $17.6 million, and an increase in reserve on unfunded commitments of $0.2 million. These increases are primarily due to the update of the macro economic assumptions used in the Company’s CECL evaluation to reflect a recessionary macro economic scenario instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis. In addition to the CECL reserve, the Company determined that an asset-specific reserve of $8.0 million was required relating to two of the Company’s loans for the six months ended June 30, 2020. For additional information, refer to “Allowance for Loan Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

We determined that a provision expense for loan losses of $0.6 million was required for the six months ended June 30, 2019. The provision consisted of a portfolio-based, general reserve of $0.6 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no asset-specific reserve.

Operating Lease Income

The decrease of $6.6 million in operating lease income was primarily attributable to sales of real estate in 2019, partially offset by income on properties acquired in 2020 and a full period of operations on properties acquired in 2019. Tenant recoveries are included in operating lease income.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2020, we sold/transferred 22 loans with an aggregate outstanding principal balance of $253.5 million. During the six months ended June 30, 2020, we recorded $2.0 thousand realized losses on loans related to lower of cost or market adjustments. We also sold five mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $172.0 million during the six months ended June 30, 2020. During the six months ended June 30, 2019, we sold/transferred 36 loans with an aggregate outstanding principal balance of $407.5 million. During the six months ended June 30, 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The $27.1 million decrease was predominantly a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic.

Realized Gain (Loss) on Securities

For the six months ended June 30, 2020, we sold $532.2 million of securities, comprised of $513.5 million of CMBS, no U.S. Agency Securities, $4.0 million of corporate bonds and $14.7 million of equity securities. For the six months ended June 30, 2019, we sold $384.4 million of securities, comprised of $357.3 million of CMBS, no U.S. Agency Securities, $22.7 million of corporate bonds and $4.4 million of equity securities. The decrease of $19.1 million is a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic. Other than temporary impairments on securities of $(0.3) million are included in realized gain (loss) on securities for the six months ended June 30, 2020, compared to zero for the six months ended June 30, 2019, an increase of $(0.3) million.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented $(0.1) million for the six months ended June 30, 2020, compared to $1.1 million for the six months ended June 30, 2019. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The positive change of $0.2 million in unrealized gain (loss) on Agency interest-only securities was due to the mark-to-market adjustments on our securities portfolio.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $11.6 million in realized gain (loss) on sale of real estate, net was a result of the commercial real estate and residential condominium sales discussed below.

During the six months ended June 30, 2020 and 2019, we sold no single-tenant net leased properties.

During the six months ended June 30, 2020, we sold eight diversified commercial real estate properties, resulting in a net gain (loss) on sale of $10.5 million. During the six months ended June 30, 2019, we sold two diversified commercial real estate properties resulting in a net gain (loss) on sale of $(1.3) million.

During the six months ended June 30, 2020, we sold three residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $7.1 thousand. During the six months ended June 30, 2019, income from sales of residential condominiums totaled $0.4 million. We sold no residential condominium units from Veer Towers in Las Vegas, NV, but sold 13 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million.

Impairment of Real Estate

There was no impairment of real estate for the six months ended June 30, 2020. Impairment of real estate of $1.4 million was recorded for the six months ended June 30, 2019, attributable to the receipt of a lease termination payment on a single-tenant two-story office building in Wayne, NJ. See Note 5, Real Estate and Related Lease Intangibles, Net for further detail.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in a mutual fund and dividend income on our investment in FHLB stock and equity securities. The $6.9 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees and a realized loss on our investment in the Ladder Select Bond Fund (the “Fund”), a mutual fund.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $16.2 million for the six months ended June 30, 2020, which was comprised of an unrealized loss of $0.2 million and a realized loss of $16.0 million, compared to a loss of $26.5 million, for the six months ended June 30, 2019, which was comprised of an unrealized gain of $1.5 million and a realized loss of $28.0 million, resulting in a positive change of $10.3 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2020 was primarily related to movement in interest rates during the six months ended June 30, 2020. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $0.4 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.5 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. The gain in the six months ended June 30, 2019 is due to a recapitalization of our investment in 24 Second Avenue. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail. The gain in the six months ended June 30, 2020 is attributable to equity and earnings on our investments.

Gain (Loss) on Extinguishment/Defeasance of Debt

Gain (loss) on extinguishment/defeasance of debt totaled $21.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company retired $92.0 million of principal of the 2027 Notes for a repurchase price of $78.4 million, recognizing a $12.3 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt, the Company retired $49.2 million of principal of the 2025 Notes for a repurchase price of $42.6 million, recognizing a $6.2 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt, the Company retired $14.4 million of principal of the 2022 Notes for a repurchase price of $13.8 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt and, the Company retired $7.7 million of principal of the 2021 Notes for a repurchase price of $7.5 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(20.0) thousand of unamortized debt issuance costs associated with the retired debt..

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $(1.1) million.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $14.5 million in compensation expense was primarily attributable to the fact that the Company recorded no compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy during the six months ended June 30, 2020.
Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase of $0.6 million was primarily related to an increase in professional fees, partially offset by a decrease in other operating expenses.

Real Estate Operating Expenses

The increase of $2.5 million in real estate operating expense primarily relates to the sale of real estate in 2019 and 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.5 million in fee expense was primarily attributable to an increase in legal fees on mortgage loan receivables and real estate.

Depreciation and Amortization

The $0.3 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. The increase of ($4.5 million) in income tax (benefit) expense is primarily a result of a reduction in net interest income in our TRSs as well as the release of an uncertain tax position, partially offset by a limitation on losses from derivative activity and interest expense deductions.

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

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including (1) cash and cash equivalents; (2) cash generated from operations; (3) proceeds from the issuance of the unsecured bonds; (4) borrowings under repurchase agreements; (5) principal repayments on investments including mortgage loans and securities; (6) borrowings under our revolving credit facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of CLO debt and other non-mark-to-market loan financing; (11) a significant and financeable unencumbered asset base; and (12) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds, (2) borrowings on both a short- and long-term committed basis, made by Tuebor from the FHLB, (3) long term non-recourse mortgage financing, (4) committed secured funding provided by banks and other lenders, and (5) uncommitted secured funding sources, including asset repurchase agreements with a number of banks.

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

Refer to our “Financing Strategy in the Current Market Conditions” and “Financial Covenants” for further disclosure surrounding management’s actions under the current market conditions related to the COVID-19 pandemic. Refer to “Our Financing Strategies” for further disclosure of our diverse financing sources and, for a summary of our financial obligations, refer to the Contractual Obligations table below. All of our existing financial obligations due within the following year can be extended for one or more additional years at our discretion, refinanced or repaid at maturity or are incurred in the normal course of business (i.e., interest payments/loan funding obligations).

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $874.0 million at June 30, 2020, of which $826.1 million was unrestricted cash and cash equivalents and $47.9 million was restricted cash. We held cash, cash equivalents and restricted cash of $355.7 million at December 31, 2019, of which $58.2 million was unrestricted cash and cash equivalents and $297.6 million was restricted cash. As the COVID-19 crisis evolved, management implemented a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2020	2019

Net cash provided by (used in) operating activities	$43,453	$132,545
Net cash provided by (used in) investing activities	433,309	(49,378)
Net cash provided by (used in) financing activities	41,496	33,816
Net increase (decrease) in cash, cash equivalents and restricted cash	$518,258	$116,983

We experienced a net increase in cash, cash equivalents and restricted cash of $518.3 million for the six months ended June 30, 2020, compared to a net increase in cash, cash equivalents and restricted cash of $117.0 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received (i) $437.8 million of proceeds from repayment of mortgage loans receivable, (ii) $421.2 million of proceeds from the sales of loans, (iii) $532.5 million of proceeds from the sales of real estate securities, (iv) $63.0 million of repayment of real estate securities and (v) $144.4 million net borrowings under debt obligations.

Unencumbered Assets

As of June 30, 2020, we held unencumbered cash of $826.1 million, unencumbered loans of $1.4 billion, unencumbered securities of $18.2 million, unencumbered real estate of $82.4 million and $372.5 million of other assets not secured by any portion of secured indebtedness.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2020, the Company has a remaining amount available for repurchase of $39.5 million, which represents 4.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $8.10 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

Dividends

To maintain our qualification as a REIT under the Code, we must annually distribute at least 90% of our taxable income. Consistent with the guidance provided in Revenue Procedure 2017-45, we have paid several of our past dividends in a combination of cash and stock and may pay future distributions in such a manner; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of dividends declared.

Consistent with IRS guidance we may, subject to a cash/stock election by our shareholders, pay a portion of our dividends in stock, to provide for meaningful capital retention; however, the REIT distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. The timing and amount of future distributions is based on a number of factors, including, among other things, our future operations and earnings, capital requirements and surplus, general financial condition and contractual restrictions. All dividend declarations are subject to the approval of our board of directors. Generally, we expect the distributions to be taxable as ordinary dividends to our shareholders, whether paid in cash or a combination of cash and common stock, and not as a tax-free return of capital. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for tax treatment of dividends. We believe that our significant capital resources and access to financing will provide the financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our shareholders and servicing our debt obligations.

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.0 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2020. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

The Company established a broker-dealer subsidiary, Ladder Capital Securities LLC (“LCS”), which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with Financial Industry Regulatory Authority (“FINRA”) and SEC regulations, which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $1.1 million of LCS’s member’s capital was restricted from transfer to LCS’s parent without prior approval of regulators at June 30, 2020. LCS deregistered with the SEC effective May 28, 2020. On May 29, 2020, LCS filed a broker-dealer withdrawal form with FINRA, which became effective on July 28, 2020.

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

Contractual Obligations

Contractual obligations as of June 30, 2020 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,392,879	(1)	$715,476	$579,603	$279,578	$2,967,536
Unsecured revolving credit facility	266,430	(1)	—	—	—	266,430
Senior unsecured notes	—		744,060	—	1,008,757	1,752,817
Interest payable(2)	134,961		155,370	92,759	65,138	448,228
Other funding obligations(3)	249,240		—	—	—	249,240
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	590		1,279	—	—	1,869
Total	$2,044,204		$1,616,393	$672,570	$1,354,512	$5,687,679

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2020 to determine the future interest payment obligations. Represents amounts payable through contractual maturity, including short-term securities repurchase agreements.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2020.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2020, our off-balance sheet arrangements consisted of $249.2 million of unfunded commitments of mortgage loan receivables held for investment, 62% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, our off-balance sheet arrangements consisted of $286.5 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in States or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower.

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

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Item 1—“Financial Statements—Note 2, Significant Accounting Policies.”

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

Our results of operations were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the unfavorable market conditions that occurred near the onset of the COVID-19 pandemic. The actions taken by management had multiple impacts on core earnings for the three months ended June 30, 2020. Management believes the actions taken were prompted by the unusual market conditions and therefore outside of Ladder’s core operations. Management believes adjusting for certain transactional charges/gains related to the impact of COVID-19 on its performance measures provides a more useful guide to assess the ongoing core operations of the Company.

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Income (loss) before taxes	$(5,743)	$38,292	$(24,345)	$59,970
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)(1)	246	299	(1,276)	738
Our share of real estate depreciation, amortization and gain adjustments(2)(3)	8,875	6,590	10,248	12,257
Adjustments for unrecognized derivative results(4)	(8,630)	2,187	8,959	11,302
Unrealized (gain) loss on fair value securities	(1,649)	861	(137)	(1,227)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	189	(645)	(45)	(648)
Adjustment for CECL reserves	(729)	—	17,852	—
Non-cash stock-based compensation	3,272	3,371	15,431	15,465
Transactional adjustments (response to COVID-19)(5)	16,939	—	16,939	—
Core earnings	$12,770	$50,955	$43,626	$97,857

(1) Includes $4 thousand and $7 thousand of net income which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and six months ended June 30, 2020, respectively. Includes $8 thousand and $16 thousand of net income which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and six months ended June 30, 2019, respectively.

(2)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

	Total GAAP depreciation and amortization	$9,816	$9,935	$19,825	$20,162
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(25)	(50)	(49)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(349)	(1,070)	(941)	(1,976)
	Our share of real estate depreciation and amortization	9,442	8,840	18,834	18,137

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(40)	(1,935)	(9,679)	(5,421)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	42	2,147	42
	Our share of accumulated depreciation and amortization on real estate sold	(40)	(1,893)	(7,532)	(5,379)

	Less: Operating lease income on above/below market lease intangible amortization	(527)	(357)	(1,054)	(501)

	Our share of real estate depreciation, amortization and gain adjustments	$8,875	$6,590	$10,248	$12,257

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

	GAAP realized gain (loss) on sale of real estate, net	$(1)	$(1,124)	$10,528	$(1,119)
	Adjusted gain/loss on sale of real estate for purposes of core earnings	41	$3,017	(2,996)	6,498
	Our share of accumulated depreciation and amortization on real estate sold	$40	$1,893	$7,532	$5,379

(3)	As more fully discussed in Note 5, Real Estate and Related Intangibles, Net, Note 7, Debt Obligations, Net and Note 15, Fair Value of Financial Instruments to the Company’s Consolidated Financial Statements for the three months ended March 31, 2019, the Company recognized $5.7 million of operating lease income from prepayment of a lease, a $1.1 million loss on extinguishment of debt and a $1.4 million impairment of real estate related to a single-tenant two-story office building in Wayne, NJ. This property was sold on May 1, 2019. For core earnings, the Company recognizes the net impact of these events in the period the sale was realized. Accordingly, the $3.3 million net impact of the income and losses discussed above were excluded from core earnings for the three months ended March 31, 2019 and have been included in core earnings for the three and six months ended June 30, 2019.

(4)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

	Net results from derivative transactions	$(813)	$(15,457)	$(16,248)	$(26,491)
	Hedging interest expense	(843)	1,640	(311)	1,491
	Hedging realized result	10,286	11,630	7,600	13,698
	Adjustments for unrecognized derivative results	$8,630	$(2,187)	$(8,959)	$(11,302)

(5)
The impact from COVID-19 included adjustments related to the unusual market conditions and actions taken by management including: (a) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net, (b) $15.4 million of losses from sales of CMBS, (c) $3.7 million of loss from conduit loan sales, (d) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense, (e) $2.1 million of professional fee expenses included in operating expenses and (f) $0.2 million of severance costs included in salaries and employee benefits. The $34.5 million total of the preceding amounts was partially offset by (g) $19.0 million of gains from the repurchase of and extinguishment of unsecured corporate bond debt at a discount from par, net of (h) $1.5 million of accelerated premium amortization included in interest expense.

(b)Set forth below is a reconciliation of the COVID-19 losses from sales of highly rated, relatively short duration CMBS ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Loss on sale of securities - COVID-19 related	$(14,670)	$—	$(14,670)	$—
Hedge (loss) related to sale of securities, included in net results from derivative transactions	(698)	—	(698)	—
Losses from sales of CMBS	$(15,368)	$—	$(15,368)	$—

(c)Set forth below is a reconciliation of the COVID-19 loss from conduit loan sales ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Income from sales of loans, net - COVID-19 related	$(1,680)	$—	$(1,680)	$—
Hedge (loss) related to sales of loans, included in net results from derivative transactions	(1,994)	—	(1,994)	—
Losses from conduit loan sales	$(3,674)	$—	$(3,674)	$—

Core earnings has limitations as an analytical tool. Some of these limitations are:

•Core earnings does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations and is not necessarily indicative of cash necessary to fund cash needs; and

•other companies in our industry may calculate core earnings differently than we do, limiting its usefulness as a comparative measure.

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	June 30, 2020	December 31, 2019

Debt obligations, net	$4,953,514	$4,859,873
Less: CLO debt	(299,605)	—
Adjusted debt obligations	4,653,909	4,859,873
Total equity	1,508,380	1,638,977
Adjusted leverage	3.1	3.0

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2020 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2020, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(7,340)	$10,608
Increase by 1.00%	9,533	(10,483)

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only be able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. The Company’s broker-dealer subsidiary, LCS, is also required to be compliant with FINRA and SEC regulations which require that dividends may only be made with regulatory approval. LCS deregistered with the SEC effective May 28, 2020. On May 29, 2020, LCS filed a broker-dealer withdrawal form with FINRA, which became effective on July 28, 2020.

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

Based on the limited loan modifications completed to date, we are encouraged by the tone of these conversations and our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. Our portfolio’s low weighted-average LTV of 70.4% as of June 30, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in the Company’s Annual Report, as of June 30, 2020.

Net of the $826.1 million of unrestricted cash held as of June 30, 2020, our adjusted leverage ratio would be significantly below 3.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to Financing Strategy in Current Market Conditions for further disclosures surrounding deleveraging actions completed during the second quarter of 2020.

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

Regulatory Risk

The Company established a broker-dealer subsidiary, LCS, which was initially licensed and capitalized to do business in July 2010. LCS is required to be compliant with FINRA and SEC requirements on an ongoing basis and is subject to multiple operating and reporting requirements to which all broker-dealer entities are subject. LCS deregistered with the SEC effective May 28, 2020. On May 29, 2020, LCS filed a broker-dealer withdrawal form with FINRA, which became effective on July 28, 2020. Ladder Capital Asset Management LLC (“LCAM”) is a registered investor. LCAM is required to be compliant with SEC requirements on an ongoing and is subject to multiple operating and reporting requirements to which all registered investment advisors are subject. On June 22, 2020, LCAM deregistered with the SEC. Additionally, Tuebor is subject to state regulation as a captive insurance company. If LCS, or Tuebor fail to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, including our registered broker-dealer, registered investment advisers and captive insurance company, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. LCS deregistered with the SEC effective May 28, 2020. On May 29, 2020, LCS filed a broker-dealer withdrawal form with FINRA, which became effective on July 28, 2020. On June 22, 2020, LCAM deregistered with the SEC. We are not presently a party to any material enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 1A. Risk Factors

There have been no material changes during the six months ended June 30, 2020 to the risk factors in Item 1A. in our Annual Report, except as set forth below:

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

The COVID-19 outbreak is negatively impacting almost every industry, whether directly or indirectly. Businesses have been, continue to be or may periodically be, required by the local, state or federal authorities to cease or reduce operations, thereby preventing them from generating revenue. The extent of the effects will depend, in part, upon the breadth and duration of these economic shutdowns. The effects on commercial real estate have varied by sector and market. Some properties securing our loans to borrowers or owned by us, including hotels and certain retail properties, have experienced, or are likely to experience, material disruptions to their businesses from the end consumer and underlying property tenants. These disruptions could lead to or continue to cause a material decline in operating cash flows from these assets, and could impact our borrowers’ ability to pay debt service or property expenses or repay our loans to them at maturity or affect our ability to service our own borrowings secured by these loans or properties. Further, long-term structural changes may affect the value of certain businesses and properties. For example, restaurants have been required to reduce capacity and other businesses have moved to, and may continue, remote work arrangements, which may reduce the demand for certain types of office space. Without the requirement to be close to the office, many cities have experienced a flight to local suburbs that has led to reduced multifamily rental occupancy.

In addition, it is possible that there could be a return of volatility to the credit markets, which may impact our ability to access capital on favorable terms, or at all. Our ability to execute on one or more of our business models, such as the origination of loans for securitization, may be adversely affected by the underlying economic and credit market disruptions. In addition, the effects of the outbreak on credit markets, tenants and borrowers negatively affected, and may in the future negatively affect, the prices of securities that we hold, which resulted in, and may in the future result in, margin calls under our repurchase agreements. To the extent we are not able to satisfy such margin calls, it would result in a default under such repurchase agreements and could result in a default under our other debt instruments, including our senior secured credit agreement or the indentures governing our notes.

The COVID-19 crisis has created uncertainty regarding the valuation of commercial properties. Continuing uncertainty or a significant drop in prices may affect the ability of our borrowers to refinance loans we have extended to them and/or may impact the value of real estate we own. In addition, if loans we have extended become impaired, we may be required to establish reserves against losses, which can impact our earnings and/or our liquidity.

The ultimate extent of the COVID-19 outbreak and its impact on our business, global markets and overall economic activity are unknown and impossible to predict with certainty at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, 6,779,225 Series REIT LP Units and 6,779,225 Series TRS LP Units were collectively exchanged for 6,779,225 shares of Class A common stock and 6,779,225 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

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

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended June 30, 2020 ($ in thousands, except per share data and average price paid per share):

ISSUER PURCHASE OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2020 - April 30, 2020	—	$—	—	$39,931
May 1, 2020 - May 31, 2020	—	—	—	39,931
June 1, 2020 - June 30, 2020	63,998	7.52	63,998	39,450

Total	63,998	$7.52	63,998	$39,450

(1)In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Purchase Right, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 4, 2020)
4.2
Registration Rights Agreement, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 4, 2020)

31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: July 30, 2020	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 30, 2020	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer