Form 10-Q
period 2020-09-30
Ladder Capital Corp
filed 2020-10-30
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2020
Class A common stock, $0.001 par value	120,267,457
Class B common stock, $0.001 par value	—

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2020

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
•the impact of the upcoming U.S. elections on the regulatory landscape, capital markets, and the response to, and management of, the COVID-19 pandemic;
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
•our compliance with, and the impact of and changes in laws, governmental regulations, accounting guidance and similar matters;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2020(1)	December 31, 2019(1)
	(Unaudited)
Assets
Cash and cash equivalents	$875,839	$58,171
Restricted cash	41,897	297,575
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	2,731,254	3,257,036
Allowance for credit losses	(47,084)	(20,500)
Mortgage loan receivables held for sale	30,553	122,325
Real estate securities	1,447,625	1,721,305
Real estate and related lease intangibles, net	990,583	1,048,081
Investments in and advances to unconsolidated joint ventures	49,155	48,433
FHLB stock	61,619	61,619
Derivative instruments	449	693
Accrued interest receivable	18,259	21,066
Other assets	159,314	53,348
Total assets	$6,359,463	$6,669,152
Liabilities and Equity
Liabilities
Debt obligations, net	$4,714,510	$4,859,873
Dividends payable	26,236	38,696
Accrued expenses	36,179	72,397
Other liabilities	60,744	59,209
Total liabilities	4,837,669	5,030,175
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 122,852,765 and 110,693,832 shares issued and 120,267,457 and 107,509,563 shares outstanding	120	108
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; zero and 12,158,933 shares issued and outstanding	—	12
Additional paid-in capital	1,726,339	1,532,384
Treasury stock, 2,585,308 and 3,184,269 shares, at cost	(54,543)	(42,699)
Retained earnings (dividends in excess of earnings)	(126,965)	(35,746)
Accumulated other comprehensive income (loss)	(28,448)	4,218
Total shareholders’ equity	1,516,503	1,458,277
Noncontrolling interest in operating partnership	—	172,054
Noncontrolling interest in consolidated joint ventures	5,291	8,646
Total equity	1,521,794	1,638,977

Total liabilities and equity	$6,359,463	$6,669,152

(1)Includes amounts relating to consolidated variable interest entities. See Note 1 and Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net interest income
Interest income	$54,621	$82,251	$189,306	$254,040
Interest expense	56,398	51,397	176,225	155,015
Net interest income	(1,777)	30,854	13,081	99,025
Provision for/(release of) loan loss reserves	(2,512)	—	23,340	600
Net interest income (expense) after provision for/(release of) loan losses	735	30,854	(10,259)	98,425

Other income (loss)
Operating lease income	25,464	24,405	75,565	81,106
Sale of loans, net	1,127	11,247	1,387	38,589
Realized gain (loss) on securities	(303)	3,396	(12,089)	10,726
Unrealized gain (loss) on equity securities	—	254	(132)	1,341
Unrealized gain (loss) on Agency interest-only securities	9	16	183	38
Realized gain (loss) on sale of real estate, net	21,588	2,082	32,116	963
Impairment of real estate	—	—	—	(1,350)
Fee and other income	3,051	5,166	8,075	17,047
Net result from derivative transactions	260	(9,465)	(15,988)	(35,956)
Earnings (loss) from investment in unconsolidated joint ventures	447	1,094	1,359	3,617
Gain (loss) on extinguishment/defeasance of debt	1,167	—	22,244	(1,070)
Total other income (loss)	52,810	38,195	112,720	115,051
Costs and expenses
Salaries and employee benefits	7,858	14,319	31,880	52,800
Operating expenses	3,938	5,314	15,957	16,727
Real estate operating expenses	8,060	6,270	22,041	17,776
Fee expense	2,476	2,056	5,892	4,951
Depreciation and amortization	9,817	9,030	29,642	29,192
Total costs and expenses	32,149	36,989	105,412	121,446
Income (loss) before taxes	21,396	32,060	(2,951)	92,030
Income tax expense (benefit)	14	1,112	(5,078)	478
Net income (loss)	21,382	30,948	2,127	91,552
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(4,149)	(64)	(5,417)	691
Net (income) loss attributable to noncontrolling interest in operating partnership	(45)	(3,308)	561	(10,247)
Net income (loss) attributable to Class A common shareholders	$17,188	$27,576	$(2,729)	$81,996

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Earnings per share:
Basic	$0.15	$0.26	$(0.02)	$0.78
Diluted	$0.14	$0.26	$(0.02)	$0.77

Weighted average shares outstanding:
Basic	117,481,812	106,004,152	110,233,748	105,264,752
Diluted	118,791,927	106,603,713	110,233,748	106,232,581

Dividends per share of Class A common stock	$0.200	$0.340	$0.740	$1.020

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$21,382	$30,948	$2,127	$91,552

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	18,439	1,389	(46,282)	27,414
Reclassification adjustment for (gain) loss included in net income (loss)	302	(3,398)	13,139	(10,639)

Total other comprehensive income (loss)	18,741	(2,009)	(33,143)	16,775

Comprehensive income (loss)	40,123	28,939	(31,016)	108,327
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(4,149)	(64)	(5,417)	691
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	35,974	28,875	(36,433)	109,018
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	(190)	(3,104)	5,769	(12,087)
Comprehensive income (loss) attributable to Class A common shareholders	$35,784	$25,771	$(30,664)	$96,931

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, June 30, 2020	115,015	$116	5,381	$5	$1,649,170	$(53,619)	$(120,082)	$(45,080)	$70,968	$6,902	$1,508,380
Contributions	—	—	—	—	—	—	—	—	—	208	208
Distributions	—	—	—	—	—	—	—	—	(332)	(5,968)	(6,300)
Amortization of equity based compensation	—	—	—	—	4,219	—	—	—	—	—	4,219
Purchase of treasury stock	(124)	—	—	—	—	(895)	—	—	—	—	(895)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(4)	—	—	—	—	(29)	—	—	—	—	(29)
Dividends declared	—	—	—	—	—	—	(24,071)	—	—	—	(24,071)
Exchange of noncontrolling interest for common stock	5,381	4	(5,381)	(5)	73,247	—	—	(2,037)	(71,050)	—	159
Net income (loss)	—	—	—	—	—	—	17,188	—	45	4,149	21,382
Other comprehensive income (loss)	—	—	—	—	—	—	—	18,595	146	—	18,741
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(297)	—	—	74	223	—	—
Balance, September 30, 2020	120,268	$120	—	$—	$1,726,339	$(54,543)	$(126,965)	$(28,448)	$—	$5,291	$1,521,794

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures

Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977
Contributions	—	—	—	—	—	—	—	—	—	860	860
Distributions	—	—	—	—	—	—	—	—	(6,664)	(9,632)	(16,296)
Amortization of equity based compensation	—	—	—	—	20,957	—	—	—	—	—	20,957
Issuance of Purchase Right	—	—	—	—	8,425	—	—	—	—	—	8,425
Purchase of treasury stock	(334)	—	—	—	—	(2,583)	—	—	—	—	(2,583)
Re-issuance of treasury stock	1,466	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(509)	(1)	—	—	—	(9,261)	—	—	—	—	(9,262)
Forfeitures	(24)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(82,693)	—	—	—	(82,693)
Exchange of noncontrolling interest for common stock	12,160	12	(12,160)	(12)	165,788	—	—	(6,953)	(158,613)	—	222
CECL Adoption	—	—	—	—	—	—	(5,797)	—	—	—	(5,797)
Net income (loss)	—	—	—	—	—	—	(2,729)	—	(561)	5,417	2,127
Other comprehensive income (loss)	—	—	—	—	—	—	—	(27,935)	(5,208)	—	(33,143)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(1,214)	—	—	2,222	(1,008)	—	—
Balance, September 30, 2020	120,268	$120	—	$—	$1,726,339	$(54,543)	$(126,965)	$(28,448)	$—	$5,291	$1,521,794

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
 (Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$2,127	$91,552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	(22,244)	1,070
Depreciation and amortization	29,642	29,192
Unrealized (gain) loss on derivative instruments	119	(889)
Unrealized (gain) loss on equity securities	132	(1,341)
Unrealized (gain) loss on Agency interest-only securities	(183)	(38)
Unrealized (gain) loss on investment in mutual fund	(95)	(308)
Provision for (release of) loan loss reserves	23,340	600
Impairment of real estate	—	1,350
Amortization of equity based compensation	20,957	18,336
Amortization of deferred financing costs included in interest expense	13,451	8,460
Amortization of premium on mortgage loan financing	(866)	(1,300)
Amortization of above- and below-market lease intangibles	(1,720)	(867)
Amortization of premium/(accretion) of discount and other fees on loans	(12,467)	(14,405)
Amortization of premium/(accretion) of discount and other fees on securities	472	82
Realized (gain) loss on sale of mortgage loan receivables held for sale	(8,052)	(38,589)
Realized (gain) loss on sale of mortgage loan receivables held for investment	6,665	—
Realized (gain) loss on disposition of loan	51	—
Realized (gain) loss on securities	12,815	(10,726)
Realized (gain) loss on sale of real estate, net	(32,116)	(963)
Realized gain on sale of derivative instruments	(211)	84
Origination of mortgage loan receivables held for sale	(212,845)	(554,115)
Repayment of mortgage loan receivables held for sale	369	492
Proceeds from sales of mortgage loan receivables held for sale	312,300	574,303
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(1,359)	(3,617)
Distributions from operations of investment in unconsolidated joint ventures	—	3,067
Deferred tax asset (liability)	6,822	7,405
Changes in operating assets and liabilities:
Accrued interest receivable	2,807	4,275
Other assets	(12,503)	(5,921)
Accrued expenses and other liabilities	(39,399)	(33,010)
Net cash provided by (used in) operating activities	88,009	64,245

	Nine Months Ended September 30,
	2020	2019

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(343,216)	(985,825)
Repayment of mortgage loan receivables held for investment	568,151	1,191,908
Proceeds from sale of mortgage loan receivables held for investment, at amortized cost	172,412	—
Purchases of real estate securities	(439,584)	(1,192,852)
Repayment of real estate securities	105,446	178,468
Basis recovery of Agency interest-only securities	5,976	9,339
Proceeds from sales of real estate securities	566,452	534,249
Purchases of real estate	(6,239)	(13,905)
Capital improvements of real estate	(2,489)	(3,606)
Proceeds from sale of real estate	62,596	10,794
Capital contributions and advances to investment in unconsolidated joint ventures	—	(56,393)
Capital distribution from investment in unconsolidated joint ventures	636	46,019
Capitalization of interest on investment in unconsolidated joint ventures	—	(142)
Purchase of FHLB stock	—	(3,704)
Purchase of derivative instruments	(110)	(210)
Sale of derivative instruments	447	101
Net cash provided by (used in) investing activities	690,478	(285,759)
Cash flows from financing activities:
Deferred financing costs paid	(17,515)	(4,453)
Proceeds from borrowings under debt obligations	9,132,914	10,186,669
Repayment of borrowings under debt obligations	(9,217,889)	(9,771,014)
Cash dividends paid to Class A common shareholders	(95,152)	(144,306)
Capital distributed to noncontrolling interests in operating partnership	(6,664)	(12,821)
Capital contributed by noncontrolling interests in consolidated joint ventures	860	498
Capital distributed to noncontrolling interests in consolidated joint ventures	(9,632)	(1,013)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(9,261)	(8,106)
Purchase of treasury stock	(2,583)	(637)
Issuance of Purchase Right	8,425	—
Net cash provided by (used in) financing activities	(216,497)	244,817
Net increase (decrease) in cash, cash equivalents and restricted cash	561,990	23,303
Cash, cash equivalents and restricted cash at beginning of period	355,746	98,450
Cash, cash equivalents and restricted cash at end of period	$917,736	$121,753

	Nine Months Ended September 30,
	2020	2019

Supplemental information:
Cash paid for interest, net of amounts capitalized	$164,722	$164,429
Cash paid (received) for income taxes	3,044	4,817

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	—	7,000
Securities and derivatives sold, not settled	21	3,962
Repayment in transit of mortgage loans receivable held for investment (other assets)	107,652	6,120
Repayment of mortgage loans receivable held for sale	—	128
Settlement of mortgage loan receivable held for investment by real estate, net	(25,177)	(17,851)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	—	35,940
Real estate acquired in settlement of mortgage loan receivable held for investment, net	25,435	17,851
Net settlement of sale of real estate, subject to debt - real estate	(31,768)	(11,943)
Net settlement of sale of real estate, subject to debt - debt obligations	31,768	11,943
Exchange of noncontrolling interest for common stock	158,625	16,110
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	223	—
Increase in amount payable pursuant to tax receivable agreement	—	(11)
Rebalancing of ownership percentage between Company and Operating Partnership	(1,008)	147
Dividends declared, not paid	26,236	2,384
Stock dividends	—	23,824

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2020	September 30, 2019	December 31, 2019

Cash and cash equivalents	$875,839	$83,097	$58,171
Restricted cash	41,897	38,656	297,575
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$917,736	$121,753	$355,746

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. Ladder originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Ladder’s investment activities include: (i) direct origination of commercial real estate first mortgage loans; (ii) investments in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) investments in net leased and other commercial real estate equity. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2020, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Pursuant to LCFH’s Third Amended and Restated LLLP Agreement, dated as of December 31, 2014 and as amended, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, limited partners of LCFH prior to Ladder Capital Corp’s initial public offering (“IPO”) who hold an economic interest in LCFH and voting shares of Ladder Capital Corp Class B common stock (the “Continuing LCFH Limited Partners”) (or certain transferees thereof) may, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. However, such exchange for shares of Ladder Capital Corp Class A common stock will not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such Series Units, including TRS Shares as applicable, will be exchanged. As of September 30, 2020, all shares of Class B common stock had been exchanged for shares of Class A common stock and the Company held a 100.0% interest in LCFH.

As a result of the Company’s ownership interest in LCFH and LCFH’s election under Section 754 of the Code, the Company historically benefited from depreciation and other tax deductions reflecting LCFH’s tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company conducted a more extensive going concern analysis as a result of market conditions at September 30, 2020.

As the COVID-19 crisis evolved, management implemented a plan to increase liquidity resources and pay down debt. The Company maintained an unrestricted cash position of $875.8 million as of September 30, 2020 to mitigate uncertainty in liquidity needs in light of market conditions. The Company was in compliance with all financial covenants as of September 30, 2020 (refer to Note 7, Debt Obligations, Net). As of March 31, 2020, partly as a result of maintaining higher levels of cash, the Company was not in compliance with its 3.5x covenant ratio with certain of its lenders; however, the Company cured such non-compliance through pay downs of debt with various counterparties during the cure period. Management has evaluated current market conditions and expects that the Company’s current cash resources, operating cash flows and ability to obtain financing will be sufficient to sustain operations for a period greater than one year from the issuance date of this Quarterly Report. During the three months ended June 30, 2020, the Company incurred $2.1 million of professional fees, included in operating expenses, and $0.2 million of severance costs, included in salaries and employee benefits, due to measures implemented in direct response to the COVID-19 pandemic.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), collectively, the “CECL Standard.” These updates change how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the “incurred loss” approach under previous guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset and requires entities to deduct allowances for potential losses on mortgage loan receivables held for investment, net and held-to-maturity debt securities. The Company will continue to record asset-specific reserves consistent with our existing accounting policy. In addition, the Company will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). At adoption, on January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million (or approximately $0.05 of book value per share of common stock).

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs, (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is assessing ASU 2020-08 and its impact its accounting and disclosures.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

September 30, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans	$2,622,120	$2,608,933	6.59%	1.03
Mezzanine loans	122,604	122,321	10.90%	2.65
Total mortgage loans held by consolidated subsidiaries	2,744,724	2,731,254	6.81%	1.10
Allowance for credit losses	N/A	(47,084)
Total mortgage loan receivables held for investment, net, at amortized cost	2,744,724	2,684,170
Mortgage loan receivables held for sale:
First mortgage loans	30,513	30,553	4.05%	9.43
Total	$2,775,237	$2,714,723	6.99%	1.22

(1)September 30, 2020 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of September 30, 2020, $2.2 billion, or 81.1%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.2 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2020, $30.5 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)

Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries:
First mortgage loans	$3,147,275	$3,127,173	6.77%	1.35
Mezzanine loans	130,322	129,863	10.97%	3.26
Total mortgage loans held by consolidated subsidiaries	3,277,597	3,257,036	6.94%	1.43
Allowance for credit losses	N/A	(20,500)
Total mortgage loan receivables held for investment, net, at amortized cost	3,277,597	3,236,536
Mortgage loan receivables held for sale:
First mortgage loans	122,748	122,325	4.20%	9.99
Total	$3,400,345	$3,358,861	6.88%	1.75

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

For the nine months ended September 30, 2020 and 2019, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Provision for current expected credit loss	Mortgage loan receivables held for sale

Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	343,216	—	212,845
Repayment of mortgage loan receivables	(675,281)	—	(369)
Proceeds from sales of mortgage loan receivables	(172,412)	—	(312,300)
Non-cash disposition of loans via foreclosure(1)	(27,107)	—	—
Sale of loans, net	(6,665)	—	8,052
Accretion/amortization of discount, premium and other fees	12,467	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,000	—
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—
Provision for current expected credit loss, net (impact to earnings)(2)	—	(15,620)	—
Asset-specific provision for loan loss reserve	—	(8,000)	—
Balance, September 30, 2020	$2,731,254	$(47,084)	$30,553

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(2)During the nine months ended September 30, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement thereafter, including the period to date change for the nine months ended September 30, 2020, is accounted for as provision for current expected credit loss in the consolidated statements of income.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans held by consolidated subsidiaries	Mortgage loans transferred but not considered sold	Provision for loan losses	Mortgage loan receivables held for sale

Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	985,825	—	—	554,115
Purchases of mortgage loan receivables	—	—	—	9,934
Repayment of mortgage loan receivables	(1,105,506)	—	—	(620)
Proceeds from sales of mortgage loan receivables(1)	—	(15,504)	—	(558,799)
Non-cash disposition of loan via foreclosure(2)	(17,611)	—	—	—
Sale of loans, net	—	—	—	38,589
Transfer between held for investment and held for sale(1)	35,940	15,504	—	(51,444)
Accretion/amortization of discount, premium and other fees	14,405	—	—	—
Provision for/(release of) loan loss reserves	—	—	(600)	—
Balance, September 30, 2019	$3,231,443	$—	$(18,500)	$174,214

(1)We sell certain loans into securitizations; however, for a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership, the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. During the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loans transferred but not considered sold, at amortized cost, one loan with an outstanding face amount of $15.4 million, a book value of $15.5 million (fair value at the date of reclassification) and a remaining maturity of 9.8 years, which was sold to the WFCM 2019-C49 securitization trust. Subsequent to March 31, 2019, the controlling loan interest was sold to the UBS 2019-C16 securitization trust, and as a result, the loan previously sold during the three months ended March 31, 2019 was accounted for as a sale during the nine months ended September 30, 2019.
(2)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

During the three and nine months ended September 30, 2020, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing. During the three and nine months ended September 30, 2019, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing, except for the one loan discussed above.

As of September 30, 2020 and December 31, 2019, there was $0.4 million of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020	2019

Allowance for credit losses at beginning of period	$49,102		$18,500		$20,500	$17,900
Provision for current expected credit loss (implementation impact)	—		—		4,964	—
Provision for current expected credit loss, net (impact to earnings)	(2,018)		—		15,620	600
Additional asset-specific reserve	—		—		8,000	—
Foreclosure of loans subject to asset-specific reserve	—		—		(2,000)	—
Allowance for credit losses at end of period	$47,084		$18,500		$47,084	$18,500

	September 30, 2020		December 31, 2019

Carrying value of loans on non-accrual status, net of asset-specific reserve	$201,517	(1)	$86,025	(2)

(1)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $27.8 million, one loan with a carrying value of $61.5 million, one loan with a carrying value of $3.6 million, one loan with a carrying value of $44.9 million and one loan with a carrying value of $39.5 million as further discussed below.
(2)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, one loan with a carrying value of $0.4 million and one loan with a carrying value of $61.5 million, as further discussed below.

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

As of September 30, 2020, the Company has a $47.6 million allowance for credit losses. This includes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a carrying value of $76.3 million as of September 30, 2020.

The change of $(2.5) million in the three months ended September 30, 2020 is reflected as a decrease to provision for/(release of) loan loss reserves of $(2.0) million, and a decrease in reserve on unfunded commitments of $(0.5) million. These decreases are primarily due to the decrease in the size of our loan portfolio, partially offset by an update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter.

The change of $15.3 million in the nine months ended September 30, 2020 is reflected as an increase of reserve to provision of $15.6 million, and a decrease in reserve on unfunded commitments of $(0.3) million. These increases/decreases are primarily due to the update of the macro economic assumptions used in the Company’s CECL evaluation to reflect a recessionary macro economic scenario due to current market conditions instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis, partially offset by a decrease in unfunded commitments. In addition to the CECL reserve, the Company determined that an asset-specific reserve of $8.0 million was required relating to two of the Company’s loans for the nine months ended September 30, 2020.

The Company has concluded that none of its loans, other than the four loans discussed below, are individually impaired as of September 30, 2020.

Loan Portfolio by Geographic Region, Property Type and Vintage ($ in thousands)

Amortized Cost
Geographic Region

Northeast	$779,956
Southwest	575,969
South	485,643
Midwest	469,497
West	343,909
Subtotal loans	2,654,974
Individually impaired loans(1)	76,280
Total loans	$2,731,254

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

	Vintage
Property Type	2020	2019	2018	2017	2016 and Earlier	Total

Multifamily	$65,380	$299,648	$66,006	$24,562	$—	$455,596
Office	—	67,317	137,530	67,378	123,639	395,864
Hospitality	52,971	203,285	389,172	150,585	51,935	847,948
Mixed Use	52,572	101,571	—	14,367	—	168,510
Retail	—	134,826	19,786	—	65,784	220,396
Other	52,030	131,087	79,813	—	—	262,930
Industrial	52,046	116,579	—	—	6,470	175,095
Manufactured Housing	4,549	57,261	11,710	—	3,966	77,486
Self-Storage	—	35,960	15,189	—	—	51,149
Subtotal loans	279,548	1,147,534	719,206	256,892	251,794	2,654,974
Individually Impaired loans (1)	—	—	4,143	—	72,137	76,280
Total loans	$279,548	$1,147,534	$723,349	$256,892	$323,931	$2,731,254

(1)Included in individually impaired loans are two loans, which were originated in 2016 simultaneously as part of a single transaction with a combined amortized cost of $26.9 million, collateralized by a mixed use property located in the Northeast region, one loan, which was originated in 2016 and subsequently restructured into two loans in 2018, with a combined amortized cost of $45.3 million, collateralized by a mixed use property located in the Northeast region, and one loan, originated in 2018, with a amortized cost of $4.1 million, collateralized by a hotel located in the Midwest region. The above individually impaired loans’ amortized cost basis excludes asset-specific provisions totaling $20.7 million.

Individually Impaired Loans

As of September 30, 2020, two of the Company’s loans, collateralized by a mixed use property, which were originated simultaneously as part of a single transaction and had a carrying value of $26.9 million, were in default. These loans are directly and indirectly secured by the same property. The Company placed these loans on non-accrual status in July 2017. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. During the three months ended March 31, 2018, management believed these loans to be impaired, reflecting a decline in collateral value attributable to: (i) on-going bankruptcy proceedings; (ii) rising interest rates; and (iii) the retail tenant’s creditworthiness. As a result, on March 31, 2018, the Company recorded an asset-specific provision for loss on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of these loans to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of September 30, 2020, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

During the year ended December 31, 2018, management identified a loan, secured by a mixed-use office and hospitality property, with a carrying value of $45.0 million as impaired, reflecting a decline in collateral value attributable to: (i) recent and near term tenant vacancies at the property; (ii) new information available during the three months ended September 30, 2018 regarding the addition of supply that will increase the local submarket vacancy rate; and (iii) declining market conditions. A reserve of $10.0 million was recorded for this impaired loan in the three months ended September 30, 2018 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. The Company has placed this loan on non-accrual status as of September 30, 2018. During the quarter ended December 31, 2018, this loan experienced a maturity default and its terms were modified in a Troubled Debt Restructuring (“TDR”) on October 17, 2018. The terms of the TDR provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note and a 19.0% equity interest which is not subject to dilution and that can be increased to 25% under certain conditions. Under certain conditions, the B-Note may be forgiven or reduced. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status on October 17, 2018. During the quarter ended March 31, 2020, management identified that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent non-distressed sales of office buildings in the Wilmington, DE central business district; (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted given increased opportunities in primary markets; and (iii) the closure of the corporate housing component of the property. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of September 30, 2020, the combined carrying value of the A-Note and the B-Note was $45.3 million.

As of September 30, 2020, one of the Company’s loans, collateralized by a hotel property, with a carrying value of $4.1 million, was in default. The Company placed this loan on non-accrual status in March 2020. The Company filed for foreclosure in December 2019 and did not believe there was an impairment at that time. In assessing this collateral-dependent loan for impairment, the most significant consideration is the fair value of the underlying real estate collateral. During the quarter ended March 31, 2020, management identified that the loan was impaired, reflecting a decline in collateral value due to indications of value from market participants with knowledge of the asset and the temporary closure of the nearby university and local businesses due to COVID-19. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss of $0.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property. As of September 30, 2020, the Company believed no additional loss provision was necessary based on the current value of the underlying collateral.

As of September 30, 2020, there were no unfunded commitments associated with modified loans considered TDRs.

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

During the three months ended September 30, 2020, one of the Company’s loans, which had a carrying value of $44.9 million, was placed on non-accrual status. The Company performed a review of the loan collateral. The review consisted of conversations with market participants familiar with the property location as well as reviewing market data and comparables. Based on this review, the Company determined that no asset-specific impairment was required for this loan. The Company will continue to monitor for impairment.

There are no other loans on non-accrual status other than those discussed in Individually Impaired Loans and Loans on Non-Accrual Status above as of September 30, 2020.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. At the onset of the COVID-19 pandemic in March 2020, there was a significant decrease in liquidity and trading activity for the real estate securities we own. During the three months ended September 30, 2020, liquidity and trading activity continued to return to the market and the value of our securities portfolio as of September 30, 2020 had an unrealized mark-to-market gain of $18.4 million. As of September 30, 2020 there was an unrealized mark-to-market loss of $45.2 million related to the nine months ended September 30, 2020.

CMBS, CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis/Purchase Price	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)

CMBS(2)	$1,420,752	$1,420,537	$1,018	$(30,993)	$1,390,562	(3)	102	AAA	1.49%	1.54%	2.10
CMBS interest-only(2)(4)	1,506,152	23,063	723	(45)	23,741	(5)	13	AAA	0.44%	3.32%	2.28
GNMA interest-only(4)(6)	87,917	1,175	216	(163)	1,228		11	AA+	0.44%	3.90%	3.27
Agency securities(2)	595	603	16	—	619		2	AA+	2.57%	1.66%	1.40
GNMA permanent securities(2)	30,542	30,662	832	—	31,494		6	AA+	3.88%	3.49%	2.20
Total debt securities	$3,045,958	$1,476,040	$2,805	$(31,201)	$1,447,644		134		0.96%	1.62%	2.11
Provision for current expected credit losses	N/A	—	—	(19)	(19)
Total real estate securities	$3,045,958	$1,476,040	$2,805	$(31,220)	$1,447,625		134

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$289,889	$1,052,832	$47,841	$—	$1,390,562
CMBS interest-only	1,889	21,852	—	—	23,741
GNMA interest-only	64	886	278	—	1,228
Agency securities	—	619	—	—	619
GNMA permanent securities	137	31,357	—	—	31,494
Total debt securities	$291,979	$1,107,546	$48,119	$—	$1,447,644

December 31, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total

CMBS	$177,193	$1,389,392	$77,737	$—	$1,644,322
CMBS interest-only	1,439	27,707	—	—	29,146
GNMA interest-only	91	1,504	256	—	1,851
Agency securities	—	637	—	—	637
GNMA permanent securities	416	31,953	—	—	32,369
Total debt securities	$179,139	$1,451,193	$77,993	$—	$1,708,325

During the three and nine months ended September 30, 2020, the Company realized a gain (loss) on the sale of equity securities of zero and $1.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and nine months ended September 30, 2019, the Company realized a gain (loss) on the sale of equity securities of zero and $0.1 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income.

During the three and nine months ended September 30, 2020, the Company realized losses on securities recorded as other than temporary impairments of zero and $0.3 million, respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and nine months ended September 30, 2019 the Company realized $0.1 million losses on securities recorded as other than temporary impairments.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The market conditions due to the COVID-19 pandemic and the resulting economic disruption have broadly impacted the commercial real estate sector. As expected, the net leased commercial real estate properties, which comprise the majority of our portfolio, have remained minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor the diversified commercial real estate properties for both the immediate and long term impact of the pandemic on the buildings, the tenants, the business plans and the ability to execute those business plans.

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	September 30, 2020	December 31, 2019

Land	$220,465	$209,955
Building	834,630	883,005
In-place leases and other intangibles	157,011	161,203
Less: Accumulated depreciation and amortization	(221,523)	(206,082)
Real estate and related lease intangibles, net	$990,583	$1,048,081

Below market lease intangibles, net (other liabilities)	$(37,500)	$(39,067)

At September 30, 2020 and December 31, 2019, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $107.7 million and $89.5 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Depreciation expense(1)	$8,138	$7,394	$24,571	$22,776
Amortization expense	1,679	1,612	5,071	6,342
Total real estate depreciation and amortization expense	$9,817	$9,006	$29,642	$29,118

(1)Depreciation expense on the consolidated statements of income also includes $25 thousand and $74 thousand of depreciation on corporate fixed assets for the three and nine months ended September 30, 2020, respectively. Depreciation expense on the consolidated statements of income also includes $24 thousand and $74 thousand for the three and nine months ended September 30, 2019, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	September 30, 2020	December 31, 2019

Gross intangible assets(1)	$157,010	$161,203
Accumulated amortization	64,260	62,773
Net intangible assets	$92,750	$98,430

(1)Includes $4.3 million and $4.5 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

The following table presents increases/reductions in operating lease income recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Reduction in operating lease income for amortization of above market lease intangibles acquired	$(92)	$(94)	$(275)	$(727)
Increase in operating lease income for amortization of below market lease intangibles acquired	624	564	1,995	1,594

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2020 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense

2020 (last 3 months)	$268	$1,491
2021	1,070	5,504
2022	1,070	5,504
2023	1,070	5,504
2024	1,070	5,504
Thereafter	28,692	64,932
Total	$33,240	$88,439

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

There were $0.4 million and $0.9 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

There was unencumbered real estate of $71.3 million and $59.2 million as of September 30, 2020 and December 31, 2019, respectively.

During the three and nine months ended September 30, 2020, the Company recorded $2.0 million and $4.5 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income. During the three and nine months ended 2019, the Company recorded $1.1 million and $2.1 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2020 ($ in thousands):

Period Ending December 31,	Amount

2020 (last 3 months)	$31,209
2021	72,872
2022	64,975
2023	64,206
2024	63,220
Thereafter	495,607
Total	$792,089

Acquisitions

During the nine months ended September 30, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate

Aggregate purchases of net leased real estate			$6,239	100.0%

Real estate acquired via foreclosure
March 2020	Diversified	Los Angeles, CA	21,535	100.0%
June 2020	Diversified	Winston Salem, NC	3,900	100.0%
Total real estate acquired via foreclosure			25,435

Total real estate acquisitions			$31,674

(1)Properties were consolidated as of acquisition date.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the nine months ended September 30, 2020, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the nine months ended September 30, 2020, as follows ($ in thousands):

Purchase Price Allocation

Land	$23,524
Building	7,244
Intangibles	1,201
Below Market Lease Intangibles	(295)
Total purchase price	$31,674

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2020 was 39.8 years. The Company recorded $0.1 million and $0.3 million in revenues from its 2020 acquisitions for the three and nine months ended September 30, 2020, respectively, which is included in its consolidated statements of income. The Company recorded $0.5 million and $(0.4) million in earnings (losses) from its 2020 acquisitions for the three and nine months ended September 30, 2020, respectively, which is included in its consolidated statements of income.

During the nine months ended September 30, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)

Purchases of real estate

Aggregate purchases of net leased real estate			$13,904	100.0%

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
Total real estate acquired via foreclosure			18,200

Total real estate acquisitions			$32,104

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

The weighted average amortization period for intangible assets acquired during the nine months ended September 30, 2019 was 38.3 years. The Company recorded $167.4 thousand and $246.3 thousand in revenues from its 2019 acquisitions for the three and nine months ended September 30, 2019, respectively, which is included in its consolidated statements of income. The Company recorded $(1.0) million and $(2.5) million in earnings (losses) from its 2019 acquisitions for the three and nine months ended September 30, 2019, respectively, which is included in its consolidated statements of income.

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

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Sales

The Company sold the following properties during the nine months ended September 30, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)(1)	Properties	Units Sold	Units Remaining

Various	Condominium	Miami, FL	$1,199	$1,174	$25	—	4	2
March 2020	Diversified	Richmond, VA	22,527	14,829	7,698	7	—	—
March 2020	Diversified	Richmond, VA	6,932	4,109	2,823	1	—	—
August 2020	Net Lease	Bellport, NY	19,434	15,012	4,422	1	—	—
September 2020	Diversified	Lithia Springs, GA	39,491	23,187	16,304	1	—	—
September 2020	Diversified	Winston Salem, NC	4,647	3,803	844	1	—	—
Totals			$94,230	$62,114	$32,116

(1)Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $0.1 million of realized gain (loss) on the disposal of fixed assets for the nine months ended September 30, 2020.

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

(1)Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $1.0 million of realized loss on the disposal of fixed assets for the nine months ended September 30, 2019.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2020 and December 31, 2019 ($ in thousands):

Entity	September 30, 2020	December 31, 2019

Grace Lake JV, LLC	$3,732	$3,047
24 Second Avenue Holdings LLC	45,423	45,386
Investment in unconsolidated joint ventures	$49,155	$48,433

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2020	2019	2020	2019

Grace Lake JV, LLC	$236	$517	$685	$1,549
24 Second Avenue Holdings LLC	211	577	674	2,068
Earnings (loss) from investment in unconsolidated joint ventures	$447	$1,094	$1,359	$3,617

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

During the nine months ended September 30, 2020, the Company received no distributions from its investment in Grace Lake LLC. During the nine months ended September 30, 2019, the Company had received $3.1 million of distributions from its investment in Grace Lake LLC.

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

During the three and nine months ended September 30, 2020, the Company recorded $0.2 million and $0.7 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and nine months ended September 30, 2019, the Company recorded $0.6 million and $2.1 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2019, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the nine months ended September 30, 2019, the Company capitalized $0.1 million of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, subsequent to the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

As of September 30, 2020, 24 Second Avenue had $11.3 million of loans payable to a third-party lender. 24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of September 30, 2020, 24 Second Avenue sold 19 residential condominium units for $49.6 million in total gross sale proceeds, and one residential condominium unit was under contract for sale for $3.8 million in gross sales proceeds. As of September 30, 2020, 24 Second Avenue is holding a 15% deposit on the sales contract. As of September 30, 2020, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019

Total assets	$114,110	$118,727
Total liabilities	76,477	78,762
Partners’/members’ capital	$37,633	$39,965

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total revenues	$4,339	$3,915	$13,109	$14,945
Total expenses	3,458	4,595	10,882	12,029
Net income (loss)	$881	$(680)	$2,227	$2,916

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2020 and December 31, 2019 are as follows ($ in thousands):

September 30, 2020

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at September 30, 2020(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral

Committed Loan Repurchase Facility(2)	$500,000	$114,679		$385,321	1.9%	—	2.15%	12/19/2022	(3)	(4)	$179,523	$179,523
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	141,750		158,250	1.9%	—	2.9%	12/19/2020	(7)	(8)	183,851	183,851
Committed Loan Repurchase Facility	300,000	41,292		258,708	1.94%	—	2.19%	11/6/2022	(9)	(4)	76,193	76,193
Committed Loan Repurchase Facility	100,000	38,158		61,842	2.28%	—	2.4%	12/31/2022	(10)	(4)	64,711	64,752
Committed Loan Repurchase Facility	100,000	17,901		82,099	3.5%	—	3.5%	3/24/2021	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	353,780		1,196,220							534,878	534,919
Committed Securities Repurchase Facility(2)	785,321	352,197		433,124	0.86%	—	2.41%	12/23/2021	N/A	(13)	418,604	418,604
Uncommitted Securities Repurchase Facility	N/A (13)	470,989		N/A (14)	0.91%	—	3.5%	10/2020 - 12/2020	N/A	(13)	583,353	583,353	(15)
Total Repurchase Facilities	1,950,000	1,176,966		1,244,023							1,536,835	1,536,876
Revolving Credit Facility	266,430	266,430		—	3.15%	—	3.16%	2/11/2021	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	769,968	769,968		—	3.75%	—	6.75%	2020 - 2030(17)	N/A	(19)	919,286	1,136,208	(20)
Secured Financing Facility	206,350	190,582	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	335,674	336,055
CLO Debt	285,040	281,625	(23)	—	5.5%	—	5.5%	5/16/2024	N/A	(24)	434,519	434,519
Borrowings from the FHLB	1,500,000	326,000		1,174,000	0.41%	—	3%	2020 - 2024	N/A	(24)	473,556	477,407	(25)
Senior Unsecured Notes	1,716,994	1,702,939	(26)	—	4.25%	—	5.88%	2021 - 2027	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations, Net	$6,694,782	$4,714,510		$2,418,023							$3,699,870	$3,921,065

(1)September 2020 LIBOR rates are used to calculate interest rates for floating rate debt.
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

(21)Presented net of unamortized debt issuance costs of $8.5 million and an unamortized discount of $7.3 million related to the Purchase Right (described in detail under Secured Financing Facility below) at September 30, 2020.
(22)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with Lender’s approval.
(23)Presented net of unamortized debt issuance costs of $3.4 million at September 30, 2020.
(24)First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.
(25)Includes $9.4 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(26)Presented net of unamortized debt issuance costs of $14.1 million at September 30, 2020.
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
(24)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)

2020 (last 3 months)	$919,876
2021	914,964
2022	622,297
2023	351,620
2024	580,986
Thereafter	1,353,554
Subtotal	4,743,297
Debt issuance costs included in senior unsecured notes	(14,055)
Debt issuance costs included in secured financing facility	(8,514)
Discount on secured financing facility related to Purchase Right	(7,254)
Debt issuance costs included in CLO debt	(3,416)
Debt issuance costs included in mortgage loan financing	(393)
Premiums included in mortgage loan financing(2)	4,845
Total	$4,714,510

(1)Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2020 (last 3 months) relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of September 30, 2020.
(2)Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $849.0 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2020.

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

As of September 30, 2020, the Company had $190.6 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $8.5 million and an $7.3 million unamortized discount related to the Purchase Right.

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

As of September 30, 2020, the Company had $281.6 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $3.4 million were included in CLO debt as of September 30, 2020.

Senior Unsecured Notes

As of September 30, 2020, the Company had $1.7 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $251.4 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). As a result of the Company’s financing and liquidity measures implemented to date as a direct response to the COVID-19 pandemic, Ladder repurchased an aggregate principal of the Notes of $139.1 million, recognizing a gain on extinguishment of debt of $19.0 million, offset by accelerated deferred financing cost amortization of $1.5 million during the three months ended June 30, 2020.

2027 Notes

On January 30, 2020, LCFH and Ladder Capital Finance Corporation (“LCFC”), a wholly-owned subsidiary of LCFH, issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. During the nine months ended September 30, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2020, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2025 Notes

On September 25, 2017, LCFH and LCFC issued $400.0 million in aggregate principal amount of 5.25% senior notes due October 1, 2025. During the nine months ended September 30, 2020, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2020, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022. During the nine months ended September 30, 2020, the Company retired $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. As of September 30, 2020, the remaining $465.9 million in aggregate principal amount of the 2022 Notes is due March 15, 2022.

2021 Notes

On August 1, 2014, LCFH and LCFC issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021. During the nine months ended September 30, 2020, the Company retired $14.9 million of principal of the 2021 Notes for a repurchase price of $14.6 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(34.0) thousand of unamortized debt issuance costs associated with the retired debt. As of September 30, 2020, the remaining $251.4 million in aggregate principal amount of the 2021 Notes is due August 1, 2021.

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of October 29, 2020.

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has improved during the three months ended September 30, 2020 as liquidity continued to return to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended September 30, 2020, the Company paid down $90.8 million of securities repurchase financing, primarily through sales of securities.

Federal Home Loan Bank (“FHLB”) Financing:  As discussed in the Company’s Annual Report, in 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021.

During the three months ended September 30, 2020, the Company paid down FHLB borrowings of $34.8 million. The remaining maturities are staggered out through 2024. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral. During the three months ended June 30, 2020, the Company paid down FHLB borrowings of $646.8 million and incurred $6.5 million in prepayment penalties related to this paydown.

Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties since the COVID-19 crisis unfolded in late March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, during the three months ended September 30, 2020, the Company paid down over $27.3 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (see above). The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

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

Financial Covenants

We were in compliance with all covenants described in the Company’s Annual Report, as of September 30, 2020.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month LIBOR	$69,571	$—	$—	0.61
Futures
5-year Swap	24,400	164	—	0.25
10-year Swap	42,400	285	—	0.25
Total futures	66,800	449	—
Total derivatives	$136,371	$449	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1Month LIBOR	$69,571	$—	$—	0.36
Futures
5-year Swap	46,000	158	—	0.25
10-year Swap	149,800	516	—	0.25
5-year U.S. Treasury Note	1,100	4	—	0.25
Total futures	196,900	678	—
Credit Derivatives
S&P 500 Put Options	143,300	15	—	0.05
Total credit derivatives	143,300	15	—
Total derivatives	$409,771	$693	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$69	$191	$260	$(229)	$(16,081)	$(16,310)
Credit Derivatives	—	—	—	111	211	322
Total	$69	$191	$260	$(118)	$(15,870)	$(15,988)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Contract Type
Futures	$(618)	$(8,868)	$(9,486)	$892	$(36,761)	$(35,869)
Credit Derivatives	(3)	24	21	(3)	(84)	(87)
Total	$(621)	$(8,844)	$(9,465)	$889	$(36,845)	$(35,956)

The Company’s counterparties held $0.9 million and $3.5 million of cash margin as collateral for derivatives as of September 30, 2020 and December 31, 2019, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2020 and December 31, 2019. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of September 30, 2020
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)

Derivatives	$449	$—	$449	$—	$—	$449
Total	$449	$—	$449	$—	$—	$449

(1)Included in restricted cash on consolidated balance sheets.

As of September 30, 2020
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)

Repurchase agreements	$1,176,966	$—	$1,176,966	$1,176,966	$—	$—
Total	$1,176,966	$—	$1,176,966	$1,176,966	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2020 and December 31, 2019 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

FASB ASC Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company consolidates one collateralized loan obligation (“CLO”) VIE with the following balance sheet ($ in thousands):

September 30, 2020
Notes 3 & 7

Restricted cash	$8,649
Mortgage loan receivables held for investment, net, at amortized cost	434,519
Accrued interest receivable	1,620
Other assets	5,451
Total assets	$450,239

Debt obligations, net	$281,625
Accrued expenses	653
Total liabilities	282,278

Net equity in VIEs (eliminated in consolidation)	167,961
Total equity	167,961

Total liabilities and equity	$450,239

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock.

During the nine months ended September 30, 2020, 12,160,000 Series REIT LP Units and 12,160,000 Series TRS LP Units were collectively exchanged for 12,160,000 shares of Class A common stock and 12,160,000 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of September 30, 2020, the Company held a 100.0% interest in LCFH.

During the nine months ended September 30, 2019, 1,140,000 Series REIT LP Units and 1,140,000 Series TRS LP Units were collectively exchanged for 1,140,000 shares of Class A common stock; and 1,140,000 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of September 30, 2019, the Company held a 89.8% interest in LCFH.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2020, the Company has a remaining amount available for repurchase of $38.6 million, which represents 4.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $7.12 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	334,251	(2,578)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2020		$38,554

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)

Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2019		$41,132

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2020 and 2019:

Declaration Date	Dividend per Share

February 27, 2020	$0.340
May 28, 2020	0.200
August 31, 2020	0.200
Total	$0.740

February 27, 2019	$0.340
May 30, 2019	0.340
August 22, 2019	0.340
Total	$1.020

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2020 and 2019 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2019	$4,218	$477	$4,695
Other comprehensive income (loss)	(27,935)	(5,208)	(33,143)
Exchange of noncontrolling interest for common stock	(6,953)	6,953	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,222	(2,222)	—
September 30, 2020	$(28,448)	$—	$(28,448)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	14,935	1,840	16,775
Exchange of noncontrolling interest for common stock	64	(64)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
September 30, 2019	$10,367	$1,171	$11,538

12. NONCONTROLLING INTERESTS

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners held interests in the Operating Partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests, along with the Class B shares held by these investors, were exchangeable for Class A shares of the Company. The roll-forward of the Operating Partnership’s LP Units followed the Class B common stock of the Company as disclosed in the consolidated statements of changes in equity. As of September 30, 2020, all shares of Class B common stock have been exchanged for shares of Class A common stock, and the Company held a 100% interest in LCFH.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2020, the Company has increased noncontrolling interests in the Operating Partnership and accumulated other comprehensive income and increased additional paid-in capital in the Company’s shareholders’ equity by $1.0 million as of September 30, 2020.

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

Allocation of Income and Loss

Income and losses and comprehensive income were allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement of LCFH upon liquidation of the Operating Partnership’s assets.

Noncontrolling Interest in Consolidated Joint Ventures

As of September 30, 2020, the Company consolidates four ventures in which there are other noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $82.0 million, 11 office buildings in Richmond, VA with a book value of $71.7 million, a single-tenant office building in Oakland County, MI with a book value of $9.2 million and an apartment complex in Miami, FL with a book value of $37.1 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2020	2019	2020	2019

Basic Net income (loss) available for Class A common shareholders	$17,188	$27,576	$(2,729)	$81,996
Diluted Net income (loss) available for Class A common shareholders	$17,188	$27,576	$(2,729)	$81,996
Weighted average shares outstanding
Basic	117,481,812	106,004,152	110,233,748	105,264,752
Diluted	118,791,927	106,603,713	110,233,748	106,232,581

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share amounts)	2020	2019(1)	2020(1)	2019(1)

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$17,188	$27,576	$(2,729)	$81,996
Denominator:
Weighted average number of shares of Class A common stock outstanding	117,481,812	106,004,152	110,233,748	105,264,752
Basic net income (loss) per share of Class A common stock	$0.15	$0.26	$(0.02)	$0.78

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$17,188	$27,576	$(2,729)	$81,996
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)(2)	—	—	—	—
Additional corporate tax (expense) benefit(2)	—	—	—	—
Diluted net income (loss) attributable to Class A common shareholders	17,188	27,576	(2,729)	81,996
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	117,481,812	106,004,152	110,233,748	105,264,752
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders(3)	1,217,761	—	—	—
Incremental shares of unvested Class A restricted stock(3)	92,354	599,561	—	967,829
Incremental shares of unvested stock options	—	—	—	—
Diluted weighted average number of shares of Class A common stock outstanding	118,791,927	106,603,713	110,233,748	106,232,581
Diluted net income (loss) per share of Class A common stock	$0.14	$0.26	$(0.02)	$0.77

(1)For the nine months ended September 30, 2020 and the three and nine months ended and September 30, 2019, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.
(2)The Company is using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back for periods prior to September 30, 2020. There are no Class B common stock outstanding as of September 30, 2020.
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

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans described in this note and in Note 14, Stock Based and Other Compensation Plans included within the Company’s Annual Report ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Stock Based Compensation Expense	$4,219	$3,575	$20,957	$18,336
Phantom Equity Investment Plan	(94)	343	(1,671)	1,047
Stock Options Exercised	—	—	270	—
Bonus Expense	517	6,533	487	21,035
Total	$4,642	$10,451	$20,043	$40,418

Summary of Stock and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share

Grants - Class A Common Stock	—	$—	24,125	$16.58	1,466,337	$18.72	1,569,694	$17.54
Grants - Class A Common Stock dividends	—	—	—	—	—	—	11,113	16.61
Stock Options	—	—	—	—	—	—	12,073	—

The table below presents the number of unvested shares and outstanding stock options at September 30, 2020 and changes during 2020 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options

Nonvested/Outstanding at December 31, 2019	1,436,683	994,208
Granted	1,466,337	—
Exercised		(83,845)
Vested	(1,221,279)
Forfeited	(24,266)	—
Expired		—
Nonvested/Outstanding at September 30, 2020	1,657,475	910,363

Exercisable at September 30, 2020		910,363

At September 30, 2020 there was $18.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 22.8 months, with a weighted-average remaining vesting period of 29 months.

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

Annual Incentive Awards Granted in 2020 with Respect to 2019 Performance

For 2019 performance, certain employees received stock-based incentive equity. Fair value for all restricted and unrestricted stock grants was calculated using the closing stock price on the grant date. Compensation expense for unrestricted stock grants will be expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on core earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2020, 2021 and 2022, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8%, based on core earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. In view of the adverse impacts of COVID-19 on the Company’s operations and investments and the resulting intensified corporate focus on defensive actions, including maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources, the Company is no longer classifying the 2020 Performance Target as probable as of September 30, 2020 and has reversed $1.0 million of previous compensation expense relating to grants of restricted stock with a December 2020 performance hurdle as their last vesting date (not available to take advantage of the Catch-Up Provision). However, recognizing that Ladder’s employees took these actions that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements, on May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates. The Company recorded $0.1 million of incremental compensation cost during the three and nine months ended September 30, 2020 as a result of this modification. There are currently 47 Ladder employees and one consultant eligible for such waiver.

On February 18, 2020, in connection with 2019 compensation, annual stock and restricted stock awards were granted to management grantees, other than Ms. Porcella, with an aggregate fair value of $12.0 million which represents 639,690 shares of Class A common stock. The grant to Ms. Porcella is subject to the same time-based and performance-based vesting described below for non-management grantees and her shares are included in that total. The grant to Mr. Harris, and 50% of the grants to Mr. Fox, Ms. McCormack and Mr. Perelman, were unrestricted. The other 50% of incentive equity granted to Mr. Fox, Ms. McCormack and Mr. Perelman is restricted stock subject to performance criteria as described above.

On February 18, 2020, in connection with 2019 compensation, stock awards were granted to Ms. Porcella and non-management employees (“Non-Management Grantees”) with an aggregate value of $15.0 million which represents 802,611 shares of mostly restricted Class A common stock. Fifty percent of most stock awards is subject to time-based vesting criteria, and the remaining 50% of these stock awards is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on February 18 of each of 2021, 2022 and 2023 subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2020, 2021 and 2022, respectively. The Catch-Up Provision applies to the performance vesting portion of this award. The compensation expense related to the performance-based restricted stock granted on February 18, 2020 shall be recognized 1/3 for the period February 18, 2020 through February 18, 2021, 1/3 for the period February 19, 2021 through February 18, 2022 and 1/3 for the period February 19, 2022 through February 18, 2023.

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

Bonus Payments

On February 6, 2020, the board of directors of Ladder Capital Corp approved the 2019 bonus payments to employees, including officers, totaling $55.2 million, which included $27.0 million of equity based compensation. The bonuses were accrued for as of December 31, 2019 and paid to employees in full on February 14, 2020. On February 7, 2019, the board of directors of Ladder Capital Corp approved the 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. During the three and nine months ended September 30, 2020, the Company recorded $0.5 million compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy. During the three and nine months ended September 30, 2019, the Company recorded compensation expense of $6.5 million and $21.0 million, respectively, related to bonuses.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2020 and December 31, 2019 are as follows ($ in thousands):

September 30, 2020

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,420,752		$1,420,537	$1,390,562	Internal model, third-party inputs	1.54%	2.10
CMBS interest-only(1)	1,506,152	(2)	23,063	23,741	Internal model, third-party inputs	3.32%	2.28
GNMA interest-only(3)	87,917	(2)	1,175	1,228	Internal model, third-party inputs	3.90%	3.27
Agency securities(1)	595		603	619	Internal model, third-party inputs	1.66%	1.40
GNMA permanent securities(1)	30,542		30,662	31,494	Internal model, third-party inputs	3.49%	2.20
Provision for current expected credit reserves	N/A		(19)	(19)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,744,724		2,731,254	2,743,359	Discounted Cash Flow(4)	6.81%	1.10
Provision for current expected credit reserves	N/A		(47,084)	(47,084)	(5)	N/A	N/A
Mortgage loan receivables held for sale	30,513		30,553	32,016	Internal model, third-party inputs(6)	4.05%	9.43
FHLB stock(7)	61,619		61,619	61,619	(7)	3.50%	N/A
Nonhedge derivatives(1)(8)	66,800		N/A	449	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	1,140,350		1,140,350	1,140,350	Discounted Cash Flow(9)	1.55%	0.24
Repurchase agreements - long-term	36,616		36,616	36,616	Discounted Cash Flow(10)	0.64%	1.23
Revolving credit facility	266,430		266,430	266,430	Discounted Cash Flow(9)	3.16%	0.06
Mortgage loan financing	765,516		769,968	791,391	Discounted Cash Flow(10)	4.98%	4.75
Secured financing facility	190,582		190,582	190,582	Discounted Cash Flow(9)	10.75%	2.60
CLO debt	281,625		281,625	281,625	Discounted Cash Flow(9)	5.50%	3.63
Borrowings from the FHLB	326,000		326,000	327,418	Discounted Cash Flow	1.33%	2.68
Senior unsecured notes	1,716,994		1,702,939	1,031,999	Internal model, third-party inputs	4.96%	3.94

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2020 and December 31, 2019 ($ in thousands):

September 30, 2020

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
CMBS(1)	$1,409,202		$—	$—	$1,379,469	$1,379,469
CMBS interest-only(1)	1,495,559	(2)	—	—	23,035	23,035
GNMA interest-only(3)	87,917	(2)	—	—	1,228	1,228
Agency securities(1)	595		—	—	619	619
GNMA permanent securities(1)	30,542		—	—	31,494	31,494
Nonhedge derivatives(4)	66,800		—	449	—	449
			$—	$449	$1,435,845	$1,436,294

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total

Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$2,744,724		$—	$—	$2,743,359	$2,743,359
Provision for current expected credit losses	N/A		—	—	(47,084)	(47,084)
Mortgage loan receivable held for sale	30,513		—	—	32,016	32,016
CMBS(5)	11,550		—	—	11,093	11,093
CMBS interest-only(5)	10,593	(2)	—	—	706	706
Provision for current expected credit losses	N/A				(19)	(19)
FHLB stock	61,619		—	—	61,619	61,619
			$—	$—	$2,801,690	$2,801,690
Liabilities:
Repurchase agreements - short-term	1,140,350		$—	$—	$1,140,350	$1,140,350
Repurchase agreements - long-term	36,616		—	—	36,616	36,616
Revolving credit facility	266,430		—	—	266,430	266,430
Mortgage loan financing	765,516		—	—	791,391	791,391
Secured financing facility	190,582		—	—	190,582	190,582
CLO debt	281,625		—	—	281,625	281,625
Borrowings from the FHLB	326,000		—	—	327,418	327,418
Senior unsecured notes	1,716,994		—	—	1,031,999	1,031,999
			$—	$—	$4,066,411	$4,066,411

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2020 and December 31, 2019 ($ in thousands):

	Nine Months Ended September 30,
Level 3	2020	2019

Balance at January 1,	$1,695,913	$1,385,957
Transfer from level 2	—	—
Purchases	438,707	1,193,671
Sales	(551,676)	(533,811)
Paydowns/maturities	(94,659)	(178,402)
Amortization of premium/discount	(6,406)	(9,333)
Unrealized gain/(loss)	(32,959)	16,813
Realized gain/(loss) on sale(1)	(13,075)	10,639
Balance at September 30,	$1,435,845	$1,885,534

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2020

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum

CMBS(1)	$1,379,469		Discounted cash flow	Yield (4)	0.59%	2.46%	31.64%
				Duration (years)(5)	0.00	2.56	6.05
CMBS interest-only(1)	23,035	(2)	Discounted cash flow	Yield (4)	0.87%	2.57%	9.94%
				Duration (years)(5)	0.33	2.29	3.21
				Prepayment speed (CPY)(5)	100.00	99.60	100.00
GNMA interest-only(3)	1,228	(2)	Discounted cash flow	Yield (4)	—%	3.61%	9.05%
				Duration (years)(5)	0.45	2.51	6.37
				Prepayment speed (CPJ)(5)	5.00	14.41	35.00
Agency securities(1)	619		Discounted cash flow	Yield (4)	0.78%	0.89%	1.48%
				Duration (years)(5)	0.00	1.87	2.24
GNMA permanent securities(1)	31,494		Discounted cash flow	Yield (4)	2.47%	3.56%	6.39%
				Duration (years)(5)	1.15	9.81	14.66
Total	$1,435,845

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
Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $3.1 million and $(11.9) million for the three and nine months ended September 30, 2020, respectively. Current income tax expense (benefit) was $0.4 million and $(6.9) million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s net deferred tax assets (liabilities) were $(8.7) million and $(2.1) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(3.1) million and $6.8 million for the three and nine months ended September 30, 2020, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $0.7 million and $7.4 million for the three and nine months ended September 30, 2019, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2020, the Company has a deferred tax asset of $7.0 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of September 30, 2020, the Company had a deferred tax asset of $1.4 million related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company has historically calculated its tax provision during quarterly reporting periods by applying an annual effective tax rate (“AETR”) for the full year to the income for the reporting period; however, for the three months ended March 31, 2020 and the three and six months ended June 30, 2020, the Company used a discrete effective tax rate method to calculate taxes, given that, based on the projections of income at the time, the Company was unable to determine a reliable AETR. The Company has returned to using an AETR for the full year to income for the current reporting period.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2020, the tax years 2016-2019 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners. Under the Tax Receivable Agreement the Company generally is required to pay to those Continuing LCFH Limited Partners that exchange their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (or is deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that is attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement. The Company may make future payments under the Tax Receivable Agreement if the tax benefits are realized. The Company would then benefit from the remaining 15% of cash savings in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of LCFH as a result of the exchanges and had we not entered into the Tax Receivable Agreement. As of September 30, 2020 and December 31, 2019, pursuant to the Tax Receivable Agreement, the Company recorded a liability of $1.6 million, which is included in other liabilities in the consolidated balance sheets for Continuing LCFH Limited Partners.

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund (the “Fund”), a mutual fund. In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which was included in other assets in the consolidated balance sheets. On June 22, 2020, the Fund was liquidated and LCAM deregistered with the Securities and Exchange Commission (“SEC”). The Company recognized a realized loss of $0.7 million upon liquidation of the Fund which is included in fee and other income on the consolidated statements of income for the nine months ended September 30, 2020.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of September 30, 2020, the Company had a $1.6 million lease liability and a $1.6 million right-of-use asset on its consolidated balance sheets. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.7 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, and are included in operating lease income on the Company’s consolidated statements of income. Tenant reimbursements were $1.3 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of September 30, 2020, the Company’s off-balance sheet arrangements consisted of $227.0 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 59% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, the Company’s off-balance sheet arrangements consisted of $286.5 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower. These commitments are not reflected on the consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans). The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS, U.S. Agency Securities, corporate bonds and equity securities. The real estate segment includes net leased properties, office buildings, student housing portfolios, hotels, industrial buildings, a shopping center and condominium units. Corporate/other includes the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2020
Interest income	$48,349	$6,189	$1	$82	$54,621
Interest expense	(16,319)	(4,535)	(10,221)	(25,323)	(56,398)
Net interest income (expense)	32,030	1,654	(10,220)	(25,241)	(1,777)
(Provision) benefit for loan losses	2,512	—	—	—	2,512
Net interest income (expense) after provision for loan losses	34,542	1,654	(10,220)	(25,241)	735

Operating lease income	—	—	25,464	—	25,464
Sale of loans, net	1,127	—	—	—	1,127
Realized gain (loss) on securities	—	(303)	—	—	(303)
Unrealized gain (loss) on Agency interest-only securities	—	9	—	—	9
Realized gain on sale of real estate, net	—	—	21,588	—	21,588
Fee and other income	2,515	—	—	536	3,051
Net result from derivative transactions	165	95	—	—	260
Earnings (loss) from investment in unconsolidated joint ventures	—	—	447	—	447
Gain (loss) on extinguishment of debt	—	—	—	1,167	1,167
Total other income (loss)	3,807	(199)	47,499	1,703	52,810

Salaries and employee benefits	—	—	—	(7,858)	(7,858)
Operating expenses(3)	—	—	—	(3,938)	(3,938)
Real estate operating expenses	—	—	(8,060)	—	(8,060)
Fee expense	(2,465)	(50)	39	—	(2,476)
Depreciation and amortization	—	—	(9,792)	(25)	(9,817)
Total costs and expenses	(2,465)	(50)	(17,813)	(11,821)	(32,149)

Income tax (expense) benefit	—	—	—	(14)	(14)
Segment profit (loss)	$35,884	$1,405	$19,466	$(35,373)	$21,382

Total assets as of September 30, 2020	$2,714,723	$1,447,625	$1,039,738	$1,157,377	$6,359,463

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Three months ended September 30, 2019
Interest income	$66,422	$15,515	$7	$307	$82,251
Interest expense	(12,063)	(5,632)	(9,646)	(24,056)	(51,397)
Net interest income (expense)	54,359	9,883	(9,639)	(23,749)	30,854
(Provision) benefit for loan losses	—	—	—	—	—
Net interest income (expense) after provision for loan losses	54,359	9,883	(9,639)	(23,749)	30,854

Operating lease income	—	—	24,405	—	24,405
Sale of loans, net	11,247	—	—	—	11,247
Realized gain (loss) on securities	—	3,396	—	—	3,396
Unrealized gain (loss) on equity securities	—	254	—	—	254
Unrealized gain (loss) on Agency interest-only securities	—	16	—	—	16
Realized gain on sale of real estate, net	—	—	2,082	—	2,082
Fee and other income	3,839	428	—	899	5,166
Net result from derivative transactions	(6,557)	(2,908)	—	—	(9,465)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,094	—	1,094
Total other income (loss)	8,529	1,186	27,581	899	38,195

Salaries and employee benefits	—	—	—	(14,319)	(14,319)
Operating expenses(3)	—	—	—	(5,314)	(5,314)
Real estate operating expenses	—	—	(6,270)	—	(6,270)
Fee expense	(1,264)	(92)	(700)	—	(2,056)
Depreciation and amortization	—	—	(9,005)	(25)	(9,030)
Total costs and expenses	(1,264)	(92)	(15,975)	(19,658)	(36,989)

Income tax (expense) benefit	—	—	—	(1,112)	(1,112)
Segment profit (loss)	$61,624	$10,977	$1,967	$(43,620)	$30,948

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472	$6,669,152

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2020
Interest income	$160,896	$27,228	$11	$1,171	$189,306
Interest expense	(32,921)	(19,090)	(30,213)	(94,001)	(176,225)
Net interest income (expense)	127,975	8,138	(30,202)	(92,830)	13,081
(Provision) benefit for loan losses	(23,343)	3	—	—	(23,340)
Net interest income (expense) after provision for loan losses	104,632	8,141	(30,202)	(92,830)	(10,259)

Operating lease income	—	—	75,565	—	75,565
Sale of loans, net	1,387	—	—	—	1,387
Realized gain (loss) on securities	—	(12,089)	—	—	(12,089)
Unrealized gain (loss) on equity securities	—	(132)	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	—	183	—	—	183
Realized gain on sale of real estate, net	—	—	32,116	—	32,116
Fee and other income	6,368	403	25	1,279	8,075
Net result from derivative transactions	(11,774)	(4,214)	—	—	(15,988)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,359	—	1,359
Gain (loss) on extinguishment of debt	—	—	—	22,244	22,244
Total other income (loss)	(4,019)	(15,849)	109,065	23,523	112,720

Salaries and employee benefits	—	—	—	(31,880)	(31,880)
Operating expenses(3)	—	—	—	(15,957)	(15,957)
Real estate operating expenses	—	—	(22,041)		(22,041)
Fee expense	(5,129)	(183)	(580)	—	(5,892)
Depreciation and amortization	—	—	(29,568)	(74)	(29,642)
Total costs and expenses	(5,129)	(183)	(52,189)	(47,911)	(105,412)

Income tax (expense) benefit	—	—	—	5,078	5,078
Segment profit (loss)	$95,484	$(7,891)	$26,674	$(112,140)	$2,127

Total assets as of September 30, 2020	$2,714,723	$1,447,625	$1,039,738	$1,157,377	$6,359,463

	Loans	Securities	Real Estate(1)	Corporate/Other(2)	Company Total

Nine months ended September 30, 2019
Interest income	$209,369	$43,844	$21	$806	$254,040
Interest expense	(41,043)	(12,250)	(27,620)	(74,102)	(155,015)
Net interest income (expense)	168,326	31,594	(27,599)	(73,296)	99,025
(Provision) benefit for loan losses	(600)	—	—	—	(600)
Net interest income (expense) after provision for loan losses	167,726	31,594	(27,599)	(73,296)	98,425

Operating lease income	—	—	81,106	—	81,106
Sale of loans, net	38,589	—	—	—	38,589
Realized gain (loss) on securities	—	10,726	—	—	10,726
Unrealized gain (loss) on equity securities	—	1,341	—	—	1,341
Unrealized gain (loss) on Agency interest-only securities	—	38	—	—	38
Realized gain on sale of real estate, net	—	—	963	—	963
Impairment of real estate	—	—	(1,350)	—	(1,350)
Fee and other income	13,095	1,165	7	2,780	17,047
Net result from derivative transactions	(20,273)	(15,683)	—	—	(35,956)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	3,617	—	3,617
Gain (loss) on extinguishment of debt	—	—	(1,070)	—	(1,070)
Total other income (loss)	31,411	(2,413)	83,273	2,780	115,051

Salaries and employee benefits	—	—	—	(52,800)	(52,800)
Operating expenses(3)	—	—	—	(16,727)	(16,727)
Real estate operating expenses	—	—	(17,776)	—	(17,776)
Fee expense	(3,516)	(280)	(1,155)	—	(4,951)
Depreciation and amortization	—	—	(29,118)	(74)	(29,192)
Total costs and expenses	(3,516)	(280)	(48,049)	(69,601)	(121,446)

Income tax (expense) benefit	—	—	—	(478)	(478)
Segment profit (loss)	$195,621	$28,901	$7,625	$(140,595)	$91,552

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472	$6,669,152

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $49.2 million and $48.4 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $61.6 million and $61.6 million as of September 30, 2020 and December 31, 2019, respectively, the Company’s deferred tax asset (liability) of $(8.7) million and $(2.1) million as of September 30, 2020 and December 31, 2019, respectively, and the Company’s senior unsecured notes of $1.7 billion and $1.2 billion as of September 30, 2020 and December 31, 2019, respectively.
(3)Includes $2.0 million and $9.2 million of professional fees for the three and nine months ended September 30, 2020, respectively. Includes $3.0 million and $9.1 million of professional fees for the three and nine months ended September 30, 2019, respectively.

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

Overview

We are an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $25.8 billion of commercial real estate loans from our inception through September 30, 2020. During this timeframe, we also acquired $12.7 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.8 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2020, we originated $16.6 billion of conduit loans, which were sold into 69 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2020, we had $6.4 billion in total assets and $1.5 billion of total equity. Our assets included $2.7 billion of loans, $1.4 billion of securities, $1.0 billion of real estate, and $875.8 million of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including unsecured debt and significant committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2020, our management team and directors held interests in our Company comprising 10.7% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of September 30, 2020, we employed 60 full-time industry professionals.

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market disruption and overall financial impact caused by the COVID-19 pandemic across most industries in the United States. In view of the uncertainty related to the severity and duration of the pandemic, its ultimate impact on our revenues, profitability and financial position is difficult to assess at this time. The Company has disclosed the impact of the COVID-19 global pandemic on our business throughout this Quarterly Report.

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

	September 30, 2020		December 31, 2019
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$2,608,933	41.0%	$3,127,173	46.9%
Other commercial real estate-related loans	122,321	1.9%	129,863	1.9%
Provision for current expected credit losses	(47,084)	(0.7)%	(20,500)	(0.3)%
Total balance sheet loans	2,684,170	42.2%	3,236,536	48.5%
Conduit first mortgage loans	30,553	0.5%	122,325	1.8%
Total loans	2,714,723	42.7%	3,358,861	50.3%
Securities
CMBS investments	1,414,303	22.2%	1,673,468	25.3%
U.S. Agency Securities investments	33,341	0.5%	34,857	0.5%
Equity securities	—	—%	12,980	0.2%
Provision for current expected credit losses	(19)	—%	—	—%
Total securities	1,447,625	22.7%	1,721,305	26.0%
Real Estate
Real estate and related lease intangibles, net	990,583	15.6%	1,048,081	15.7%
Total real estate	990,583	15.6%	1,048,081	15.7%
Other Investments
Investments in and advances to unconsolidated joint ventures	49,155	0.8%	48,433	0.7%
FHLB stock	61,619	1.0%	61,619	0.9%
Total other investments	110,774	1.8%	110,052	1.6%
Total investments	5,263,705	82.8%	6,238,299	93.6%
Cash, cash equivalents and restricted cash	917,736	14.4%	355,746	5.3%
Other assets	178,022	2.8%	75,107	1.1%
Total assets	$6,359,463	100.0%	$6,669,152	100.0%

The unique nature of COVID-19 has had a broad impact on commercial real estate, specifically the hotel and retail sectors. Loans on hotel and retail properties comprised approximately 13.8% and 8.0%, respectively, of our loan portfolio at September 30, 2020. Hotel and retail properties comprised approximately 6.0% and 48.0%, respectively, of our real estate portfolio at September 30, 2020. We are in regular communication with our borrowers and tenants and are closely monitoring property performance. The majority of our retail properties are necessity-based businesses and have remained open and stable during the COVID-19 pandemic.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2020, we held a portfolio of 118 balance sheet first mortgage loans with an aggregate book value of $2.6 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 66.9% at September 30, 2020.

We continue to actively manage and monitor the credit and liquidity risk associated with the balance sheet first mortgage loan portfolio. Due to the nationwide limitations placed on many businesses in response to the COVID-19 pandemic, significant cash flow disruptions have occurred across the economy which have impacted and likely will continue to impact certain of our borrowers. We have used, and continue to use, a variety of legal and structural options to manage that risk effectively, including forbearance and default provisions, as is generally being utilized throughout the credit lending industries.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2020, we held a portfolio of 24 other commercial real estate-related loans with an aggregate book value of $122.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.1% at September 30, 2020.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of September 30, 2020, we held four first mortgage loans that were available for contribution into a securitization with an aggregate book value of $30.6 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 67.0% at September 30, 2020. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, mortgage loans transferred but not considered sold and conduit first mortgage loans as of September 30, 2020 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

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

As of September 30, 2020, the estimated fair value of our portfolio of CMBS investments totaled $1.4 billion in 115 CUSIPs ($12.3 million average investment per CUSIP). As of September 30, 2020, included in the $1.4 billion of CMBS securities are $11.8 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. As of that date, 99.8% of our CMBS investments were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc., consisting of 91.8% AAA/Aaa-rated securities and 8% of other investment grade-rated securities, including 6.2% rated AA/Aa, 1.6% rated A/A and 0.2% rated BBB/Baa. In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2020, our CMBS investments had a weighted average duration of 2.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2020, by property count and market value, respectively, 52.5% and 72.4% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.5% and 34.1%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 30.0% to 4.5% by property count and 0.2% to 9.7% by market value.

U.S. Agency Securities Investments.  Our U.S. Agency Securities portfolio consists of securities for which the principal and interest payments are guaranteed by a U.S. government agency, such as the Government National Mortgage Association (“GNMA”), or by a government-sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). In addition, these securities are secured by first mortgage loans on commercial real estate. Investments in U.S. Agency Securities are subject to the same Risk and Underwriting Committee approval requirements as CMBS investments, as described above. As of September 30, 2020, the estimated fair value of our portfolio of U.S. Agency Securities was $33.3 million in 19 CUSIPs ($1.8 million average investment per CUSIP), with a weighted average duration of 2.2 years. The commercial real estate collateral underlying our U.S. Agency Securities portfolio is located throughout the United States. As of September 30, 2020, by market value, 76.4% and 20.4% of the collateral underlying our U.S. Agency Securities, excluding the collateral underlying our Agency interest-only securities, was located in New York and California, respectively, with no other state having a concentration greater than 10.0%. By property count, California represented 75.9% and New York represented 3.4% of such collateral. While the specific geographic concentration of our Agency interest-only securities portfolio as of September 30, 2020 is not obtainable, risk relating to any such possible concentration is mitigated by the interest payments of these securities being guaranteed by a U.S. government agency or a GSE.

Corporate Bonds.  In addition to CMBS and U.S. Agency Securities, we invest in other debt securities, including, but not limited to, debt securities issued by REITs and real estate companies. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate investments in such debt securities made and owned by all Ladder investment companies to exceed $80.0 million. As of September 30, 2020, we had no investments in debt securities.

Equity Securities.  We invest in real estate related equity investments. Approval of our board of directors’ Risk and Underwriting Committee is required for the aggregate real estate related equity investments made and owned by all Ladder investment companies to exceed $20.0 million. As of September 30, 2020, we had no investments in equity securities.

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. At the onset of the COVID-19 pandemic in March 2020, there was a significant decrease in liquidity and trading activity for the real estate securities we own. During the three months ended September 30, 2020, liquidity and trading activity continued to return to the market and the value of our securities portfolio as of September 30, 2020 had an unrealized mark-to-market gain of $18.4 million.

Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2020, we owned 163 single tenant net leased properties with an aggregate book value of $643.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2020, our net leased properties comprised a total of 5.3 million square feet, 100% leased with an average age since construction of 15.7 years and a weighted average remaining lease term of 11.6 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended September 30, 2020, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. In addition, as of September 30, 2020, we owned 62 diversified commercial real estate properties with an aggregate book value of $346.6 million. Through separate joint ventures, we own a 40 property student housing portfolio in Isla Vista, CA with a book value of $82.0 million and an occupancy rate of 100.0%, a portfolio of 11 office buildings in Richmond, VA with a book value of $71.7 million with a 84.3% occupancy rate, an apartment complex in Miami, FL with a book value of $37.1 million and an occupancy rate of 93.7%, a portfolio of two student housing properties in Fort Worth and Arlington, TX with an aggregate book value of $23.1 million and a 89.5% occupancy rate, one hotel in San Diego, CA with a book value of $40.4 million and a 38.7% occupancy rate, and a 13-story office building in Oakland County, MI with a book value of $9.2 million and an 82.1% occupancy rate. We also own a single-tenant office building in Ewing, NJ with a book value of $25.9 million, a development property in Los Angeles, CA with a book value of $21.5 million, a hotel in Omaha, NE with a book value of $16.9 million, a single-tenant office building in Crum Lynne, PA with a book value of $9.7 million, a shopping center in Carmel, NY with a book value of $5.8 million and a 44.4% occupancy rate and an office building in Peoria, IL with a book value of $3.3 million and a 45.6% occupancy rate. During the three months ended September 30, 2020, we collected approximately 96.1% of rent on these properties.

Residential Real Estate. We sold four condominium units at Terrazas River Park Village in Miami, FL, during the nine months ended September 30, 2020, generating aggregate gains on sale of $24 thousand. As of September 30, 2020, we own two residential condominium units at Terrazas River Park Village in Miami, FL with a book value of $0.6 million, and we intend to sell these remaining units in less than 18 months. The Company holds these residential condominium units in a TRS.

The market conditions due to the COVID-19 pandemic and the resulting economic disruption has broadly impacted the commercial real estate sector. As expected, the net leased commercial real estate properties, which comprise the majority of our portfolio, have remained minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor our diversified commercial real estate properties as well to determine the immediate and long term impacts on the buildings, tenants, business plans and the ability to execute those business plans.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2020, Grace Lake LLC owned an office building campus with a carrying value of $51.0 million, which is net of accumulated depreciation of $35.3 million, that is financed by $62.2 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2020, the book value of our investment in Grace Lake LLC was $3.7 million.

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

24 Second Avenue consists of 30 residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of September 30, 2020, 24 Second Avenue had sold 19 residential condominium units for $49.6 million in sales proceeds. As of September 30, 2020, the Company had no remaining additional capital commitment to 24 Second Avenue. As of September 30, 2020, the book value of the Company’s investment in 24 Second Avenue was $45.4 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the Federal Home Loan Bank (“FHLB”). Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of September 30, 2020, the book value of our investment in FHLB Stock was $61.6 million.

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

Unsecured Corporate Bonds

As of September 30, 2020, we had $1.7 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $251.4 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). During the nine months ended September 30, 2020, we repurchased an aggregate principal of the Notes of $199.2 million, recognizing an aggregate gain on extinguishment of debt of $20.2 million. Refer to Note 7 to the Consolidated Financial Statements for further detail.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2020.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.6 billion of credit capacity. As of September 30, 2020, the Company had $353.8 million of borrowings outstanding, with an additional $1.2 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2020, the Company had $352.2 million borrowings outstanding, with an additional $433.1 million of committed financing available.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). As of September 30, 2020, Tuebor had $326.0 million of borrowings outstanding from the FHLB (with an additional $1.2 billion of committed term financing available), with terms of overnight to 4.0 years, interest rates of 0.41% to 2.95%, and advance rates of 45.0% to 100% on eligible collateral, including cash collateral. As of September 30, 2020, collateral for the borrowings was comprised of $303.0 million of CMBS and U.S. Agency Securities, $8.2 million of cash and $162.4 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $667.7 million for the nine months ended September 30, 2020. FHLB advances amounted to 6.9% of the Company’s outstanding debt obligations as of September 30, 2020.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2020, we executed ten term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.75%, mature between 2020 - 2030 and total $770.0 million at September 30, 2020. These long-term non-recourse mortgages include net unamortized premiums of $4.8 million at September 30, 2020, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.9 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2020. The loans are collateralized by real estate and related lease intangibles, net, of $919.3 million as of September 30, 2020.

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

As of September 30, 2020, the Company had $190.6 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $8.5 million were included in secured financing facility as of September 30, 2020.

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

As of September 30, 2020, the Company had $281.6 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $3.4 million were included in CLO debt as of September 30, 2020.

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

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of October 29, 2020.

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity, repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has improved during the three months ended September 30, 2020 as liquidity continued to return to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended September 30, 2020, the Company paid down $90.8 million of securities repurchase financing, primarily through sales of securities.

Federal Home Loan Bank (“FHLB”) Financing:  As discussed in the Company’s Annual Report, in 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021.

During the three months ended September 30, 2020, the Company paid down FHLB borrowings of $34.8 million. The remaining maturities are staggered out through 2024. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral. During the three months ended June 30, 2020, the Company paid down FHLB borrowings of $646.8 million and incurred $6.5 million in prepayment penalties related to this paydown.

Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties since the COVID-19 crisis began to unfold in late March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, during the three months ended September 30, 2020, the Company paid down over $27.3 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (see above). The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

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

Based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing. As of October 27, 2020, the Company is holding over $940.0 million of unrestricted cash.

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

Our borrowings under certain financing agreements and our committed repurchase facilities are subject to maximum consolidated leverage ratio limits (either a fixed ratio ranging from 3.50 to 1.00 to 4.00 to 1.00, or a maximum ratio based on our asset composition at the time of determination), minimum net worth requirements (ranging from $400.0 million to $849.0 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

We were in compliance with all covenants as described in the Company’s Annual Report, as of September 30, 2020.

Net of the $875.8 million of unrestricted cash held as of September 30, 2020, our adjusted leverage ratio would be significantly below 3.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to Financing Strategy in Current Market Conditions for further disclosures surrounding deleveraging actions completed during 2020.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is presented below.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		2020 vs
	2020	2019	2019

Net interest income
Interest income	$54,621	$82,251	$(27,630)
Interest expense	56,398	51,397	5,001
Net interest income	(1,777)	30,854	(32,631)
Provision for/(release of) loan loss reserves	(2,512)	—	(2,512)
Net interest income (expense) after provision for/(release of) loan losses	735	30,854	(30,119)

Other income (loss)
Operating lease income	25,464	24,405	1,059
Sale of loans, net	1,127	11,247	(10,120)
Realized gain (loss) on securities	(303)	3,396	(3,699)
Unrealized gain (loss) on equity securities	—	254	(254)
Unrealized gain (loss) on Agency interest-only securities	9	16	(7)
Realized gain (loss) on sale of real estate, net	21,588	2,082	19,506
Fee and other income	3,051	5,166	(2,115)
Net result from derivative transactions	260	(9,465)	9,725
Earnings (loss) from investment in unconsolidated joint ventures	447	1,094	(647)
Gain (loss) on extinguishment/defeasance of debt	1,167	—	1,167
Total other income (loss)	52,810	38,195	14,615
Costs and expenses
Salaries and employee benefits	7,858	14,319	(6,461)
Operating expenses	3,938	5,314	(1,376)
Real estate operating expenses	8,060	6,270	1,790
Fee expense	2,476	2,056	420
Depreciation and amortization	9,817	9,030	787
Total costs and expenses	32,149	36,989	(4,840)
Income (loss) before taxes	21,396	32,060	(10,664)
Income tax expense (benefit)	14	1,112	(1,098)
Net income (loss)	$21,382	$30,948	$(9,566)

Investment Overview

Activity for the three months ended September 30, 2020 includes funding of $8.9 million in principal value of commercial mortgage loans, which was offset by $63.5 million of sales and $229.3 million of principal repayments in the three months ended September 30, 2020. We sold $34.0 million of securities and had $42.4 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $59.1 million during the three months ended September 30, 2020. We also received proceeds from the sale of real estate of $63.8 million during the three months ended September 30, 2020.

Activity for the three months ended September 30, 2019 includes originating and funding of $722.1 million in principal value of commercial mortgage loans, which was partially offset by $143.7 million of sales and $412.3 million of principal repayments in the three months ended September 30, 2019. We acquired $346.4 million of new securities, which was partially offset by $153.8 million of sales and $68.0 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $123.0 million during the three months ended September 30, 2019. We also invested $8.8 million in real estate and received proceeds from the sale of real estate of $7.2 million.

Operating Overview

Net income (loss) totaled $21.4 million for the three months ended September 30, 2020, compared to $30.9 million for the three months ended September 30, 2019. The most significant drivers of the $9.5 million decrease are as follows:

•a decrease in net interest income after provision for loan losses of $30.1 million, primarily as a result of the $27.6 million decrease in interest income and the $5.0 million increase in interest expense;
•an increase in total other income (loss) of $14.6 million, primarily as a result of a $19.5 million increase in realized gain on sale of real estate, net, a $9.7 million increase in net results from derivative transactions, and a $1.2 million increase in gain (loss) on extinguishment of debt, partially offset by a $10.1 million decrease in sale of loans, net, a $3.7 million decrease in realized gain (loss) on securities and a $2.1 million decrease in fee and other income;

•a decrease in total costs and expenses of $4.8 million compared to the prior year, primarily as a result of a $6.5 million decrease in salaries and employee benefits and a $1.4 million decrease in operating expenses; and

•a decrease in income tax expense (benefit) of $1.1 million compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $21.4 million for the three months ended September 30, 2020, compared to $32.1 million for the three months ended September 30, 2019. The significant components of the $10.7 million decrease in income (loss) before taxes are described in the first four bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $19.7 million for the three months ended September 30, 2020, compared to $44.1 million for the three months ended September 30, 2019. A significant component of the $24.4 million decrease in core earnings is the $32.6 million decrease in net interest income, which includes a $27.6 million decrease in interest income and a $5.0 million increase in interest expense. Also contributing to the decrease is a decrease of $9.4 million in sale of loans, net, a decrease of $3.7 million in gain (loss) on securities and a decrease of $2.1 million in fee and other income, partially offset by an increase of $17.3 million in sale of real estate, net, a decrease of $5.0 million in total costs and expenses and a $1.2 million increase in gain (loss) on extinguishment/defeasance of debt.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of core earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $27.6 million decrease in interest income was primarily attributable to lower prevailing LIBOR rates during 2020 and a decrease in our securities and loan portfolios. For the three months ended September 30, 2020, securities investments averaged $1.5 billion and loan investments averaged $2.9 billion. For the three months ended September 30, 2019, securities investments averaged $1.9 billion and loan investments averaged $3.3 billion. There was a $385.9 million decrease in average loan investments, and a $0.4 billion decrease in average securities investments.

The $5.0 million increase in interest expense was primarily attributable to an increase in interest expense on corporate bonds issued in 2020, prepayment penalties on repayment of mark-to-market borrowings and hyper amortization of deferred issuance costs as a result of the retirement of corporate bonds in the three months ended September 30, 2020. The increase is also driven by interest expense on the fully drawn revolver and the addition of the CLO and secured financing facility, partially offset by a decrease in interest expense on FHLB debt.

The $30.1 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income discussed above and the increase in interest expense discussed above and the $2.5 million decrease in provision for loan losses discussed below.

As of September 30, 2020, the weighted average yield on our mortgage loan receivables was 6.8%, compared to 7.2% as of September 30, 2019 as the weighted average yield on new loans originated or funded was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2020, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.0%, compared to 3.6% as of September 30, 2019. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2019 to September 30, 2020 was primarily due to higher borrowing rates on new sources of financing obtained during 2020. As of September 30, 2020, we had outstanding borrowings secured by our mortgage loan receivables equal to 33.5% of the carrying value of our mortgage loan receivables, compared to 39.4% as of September 30, 2019.

As of September 30, 2020, the weighted average yield on our real estate securities was 1.6%, compared to 3.2% as of September 30, 2019, primarily due to lower prevailing market rates as of September 30, 2020 compared to September 30, 2019. As of September 30, 2020, the weighted average interest rate on borrowings against our real estate securities was 1.4%, compared to 2.7% as of September 30, 2019. The decrease in the rate on borrowings against our real estate securities from September 30, 2019 to September 30, 2020 was primarily due to lower prevailing market borrowing rates as of September 30, 2020 compared to September 30, 2019. As of September 30, 2020, we had outstanding borrowings secured by our real estate securities equal to 73.6% of the carrying value of our real estate securities, compared to 86.1% as of September 30, 2019.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2020, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 5.0% as of September 30, 2019. As of September 30, 2020, we had outstanding borrowings secured by our real estate equal to 77.7% of the carrying value of our real estate, compared to 73.7% as of September 30, 2019.

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

The change of $(2.5) million is reflected as a decrease to provision for/(release of) loan loss reserves of $(2.0) million, and a decrease in reserve on unfunded commitments of $(0.5) million during the three months ended September 30, 2020. These decreases are primarily due to the decrease in the size of our loan portfolio, offset by an update of the macro economic assumptions used in the Company’s CECL evaluation in the current quarter. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

We determined that no provision for loan losses was required for the three months ended September 30, 2019.

Operating Lease Income

The increase of $1.1 million in operating lease income was primarily attributable to real estate purchases made during 2019 and 2020. Tenant recoveries are included in operating lease income.

Sales of Loans, Net

Income (loss) from sales of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended September 30, 2020, we sold/transferred eight mortgage loan receivables held for sale with an aggregate outstanding principal balance of $60.3 million. We also sold one mortgage loan receivable held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $7.0 million during the three months ended September 30, 2020. In the three months ended September 30, 2019, we sold/transferred 10 loans with an aggregate outstanding principal balance of $140.7 million. During the three months ended September 30, 2020 and 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The $10.1 million decrease was predominantly a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic.

Realized Gain (Loss) on Securities

We sold $34.0 million of securities for the three months ended September 30, 2020. We sold $153.8 million of securities for the three months ended September 30, 2019. The decrease of $3.7 million in realized gain (loss) on securities is a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic. Included in realized gain (loss) on securities are zero other than temporary impairments on securities for the three months ended September 30, 2020, compared to $(0.1) million for the three months ended September 30, 2019.

Unrealized Gain (Loss) on Equity Securities

There were no unrealized gain (loss) on equity securities as of September 30, 2020, compared to $0.3 million as of September 30, 2019. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The negative change of $6.5 thousand in unrealized gain (loss) on Agency interest-only securities was due to change in fair value of the securities.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $19.5 million in realized gain (loss) on sale of real estate, net was primarily a result of the commercial real estate and residential condominium sales discussed below.

During the three months ended September 30, 2020, we sold one single-tenant net leased property, resulting in a net gain (loss) on sale of $4.4 million. During the three months ended September 30, 2019, we sold no single-tenant net leased properties.

During the three months ended September 30, 2020, we sold two diversified commercial real estate properties, resulting in a net gain (loss) on sale of $17.1 million. During the three months ended September 30, 2019, we sold one diversified commercial real estate properties resulting in a net gain (loss) on sale of $2.1 million.

During the three months ended September 30, 2020, we sold one residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $17.4 thousand. During the three months ended September 30, 2019, we sold one residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $32.2 thousand.

Impairment of Real Estate

There was no impairment of real estate for the three months ended September 30, 2020 and September 30, 2019.

Fee and Other Income

We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in mutual fund and dividend income on our investment in FHLB stock and equity securities. The $2.1 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees, origination fees and dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions represented a gain of $0.3 million for the three months ended September 30, 2020, which was comprised of an unrealized gain of $0.1 million and a realized gain of $0.2 million, compared to a loss of $9.5 million for the three months ended September 30, 2019, which was comprised of an unrealized loss of $0.6 million and a realized loss of $8.9 million, resulting in a positive change of $9.7 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2020 was primarily related to movement in interest rates during the three months ended September 30, 2020. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings (loss) from our investment in Grace Lake JV totaled $0.2 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.2 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

There was a $1.2 million gain (loss) on extinguishment/defeasance of debt for the three months ended September 30, 2020. During the three months ended September 30, 2020, the Company retired $6.2 million of principal of the 2027 Notes for a repurchase price of $5.5 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(80.3) thousand of unamortized debt issuance costs associated with the retired debt, the Company retired $2.8 million of principal of the 2025 Notes for a repurchase price of $2.6 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(24.6) thousand of unamortized debt issuance costs associated with the retired debt, the Company retired $19.7 million of principal of the 2022 Notes for a repurchase price of $19.4 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt and the Company retired $7.2 million of principal of the 2021 Notes for a repurchase price of $7.1 million, recognizing a $3.2 thousand net gain on extinguishment of debt after recognizing $(13.9) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment/defeasance of debt for the three months ended September 30, 2019.

Salaries and Employee Benefits

Salaries and employee benefits totaled $7.9 million for the three months ended September 30, 2020, compared to $14.3 million for the three months ended September 30, 2019. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $6.5 million in compensation expense was primarily attributable to the reduction in compensation expense related to salaries and bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease of $1.4 million was primarily related to a decrease in professional fees during the three months ended September 30, 2020.

Real Estate Operating Expenses

The increase of $1.8 million in real estate operating expenses primarily relates to the acquisition of real estate in 2019 and 2020, partially offset by real estate sales in 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.4 million in fee expense was primarily attributable to an increase in other professional fees, partially offset by a decrease in financing cost fees, legal fees paid for loan and real estate assets, and dead deal costs in the three months ended September 30, 2020.

Depreciation and Amortization

The $0.8 million increase in depreciation and amortization was attributable to the acquisition of real estate in 2019 and 2020.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in income tax expense (benefit) of $1.1 million is primarily attributable to operating losses in our TRSs.

Results of Operations

A discussion regarding our results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is presented below.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30,		2020 vs
	2020	2019	2019

Net interest income
Interest income	$189,306	$254,040	$(64,734)
Interest expense	176,225	155,015	21,210
Net interest income	13,081	99,025	(85,944)
Provision for/(release of) loan loss reserves	23,340	600	22,740
Net interest income (expense) after provision for/(release of) loan losses	(10,259)	98,425	(108,684)

Other income (loss)
Operating lease income	75,565	81,106	(5,541)
Sale of loans, net	1,387	38,589	(37,202)
Realized gain (loss) on securities	(12,089)	10,726	(22,815)
Unrealized gain (loss) on equity securities	(132)	1,341	(1,473)
Unrealized gain (loss) on Agency interest-only securities	183	38	145
Realized gain (loss) on sale of real estate, net	32,116	963	31,153
Impairment of real estate	—	(1,350)	1,350
Fee and other income	8,075	17,047	(8,972)
Net result from derivative transactions	(15,988)	(35,956)	19,968
Earnings (loss) from investment in unconsolidated joint ventures	1,359	3,617	(2,258)
Gain (loss) on extinguishment/defeasance of debt	22,244	(1,070)	23,314
Total other income (loss)	112,720	115,051	(2,331)
Costs and expenses
Salaries and employee benefits	31,880	52,800	(20,920)
Operating expenses	15,957	16,727	(770)
Real estate operating expenses	22,041	17,776	4,265
Fee expense	5,892	4,951	941
Depreciation and amortization	29,642	29,192	450
Total costs and expenses	105,412	121,446	(16,034)
Income (loss) before taxes	(2,951)	92,030	(94,981)
Income tax expense (benefit)	(5,078)	478	(5,556)
Net income (loss)	$2,127	$91,552	$(89,425)

Investment Overview

Activity for the nine months ended September 30, 2020 includes originating and funding of $556.1 million in principal value of commercial mortgage loans, which was offset by $484.7 million of sales and $675.7 million of principal repayments in the nine months ended September 30, 2020. We acquired $439.4 million of new securities, which was offset by $566.2 million of sales and $95.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $273.7 million during the nine months ended September 30, 2020. We also invested $31.7 million in real estate, which includes $25.4 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $94.2 million.

Activity for the nine months ended September 30, 2019 includes originating and funding $1.5 billion in principal value of commercial mortgage loans, which was offset by $574.3 million of sales and $1.1 billion of principal repayments in the nine months ended September 30, 2019. We acquired $1.2 billion of new securities, which was partially offset by $538.2 million of sales and $178.5 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $501.3 million during the nine months ended September 30, 2019. We also invested $32.1 million in real estate, which includes $18.2 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $22.9 million.

Operating Overview

Net income (loss) totaled $2.1 million for the nine months ended September 30, 2020, compared to $91.6 million for the nine months ended September 30, 2019. Net income (loss) for the nine months ended September 30, 2020 were significantly impacted by management’s actions to generate liquidity and pay down mark-to-market financing in direct response to the COVID-19 pandemic. The most significant drivers of the $89.4 million decrease are as follows:

•a decrease in net interest income after provision for loan losses of $108.7 million, primarily as a result of the $64.7 million decrease in interest income and a $21.2 million increase in interest expense. Also contributing was a $22.7 million increase in provision for loan loss reserves related to the adoption of CECL;

•a decrease in total other income (loss) of $2.3 million, primarily as a result of a decrease of $37.2 million in sales of loans, a decrease of $22.8 million in realized gains (losses) on securities, a decrease of $5.5 million on operating lease income, a decrease of $9.0 million on fee and other income, partially offset by a $20.0 million increase in net results from derivative transactions and $31.2 million increase in profits on sales of real estate;

•a decrease in total costs and expenses of $16.0 million compared to the prior year, primarily attributable to a $20.9 million decrease in salaries and employee benefit, partially offset by a $4.3 million increase in real estate operating expenses; and

•A ($5.6 million) increase in income tax expense (benefit) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $(3.0) million for the nine months ended September 30, 2020, compared to $92.0 million for the nine months ended September 30, 2019. The significant components of the $95.0 million decrease in income (loss) before taxes are described in the first three bullet points under operating overview above.

Core Earnings

Core earnings, a non-GAAP financial measure, totaled $63.3 million for the nine months ended September 30, 2020, compared to $142.0 million for the nine months ended September 30, 2019. Core earnings for the nine months ended September 30, 2020 were significantly impacted by management’s actions to generate liquidity and pay down mark-to-market financing in direct response to the COVID-19 pandemic. The significant components of the $78.7 million decrease in core earnings are a decrease of $85.3 million in net interest income after provision for loan losses, a decrease in total other income (loss) of $5.7 million, primarily as a result of a decrease of $25.5 million in sale of loans, net, a decrease of $9.0 million in fee and other income, a decrease of $5.5 million in operating lease income and a decrease of $7.4 million in gain (loss) on securities and , partially offset by an increase of $26.9 million in sale of real estate, net, an increase of $11.5 million in net results from derivative transactions, an increase of $4.3 million in gain (loss) on extinguishment of debt and a decrease of $21.3 million in salaries and employee benefits.

Our results of operations were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the unfavorable market conditions that occurred near the onset of the COVID-19 pandemic. The actions taken by management had multiple impacts on core earnings for the nine months ended September 30, 2020. Management believes the actions taken were prompted by the unusual market conditions and therefore outside of Ladder’s core operations. Management believes adjusting for certain transactional charges/gains related to the impact of COVID-19, for the three months ended June 30, 2020, on its performance measures provides a more useful guide to assess the ongoing core operations of the Company.

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

Net Interest Income

The $64.7 million decrease in interest income was primarily attributable to lower prevailing LIBOR rates during 2020 and a decrease in our securities and loan portfolios. For the nine months ended September 30, 2020, securities investments averaged $1.7 billion and loan investments averaged $3.2 billion. For the nine months ended September 30, 2019, securities investments averaged $1.7 billion and loan investments averaged $3.5 billion. There was a $261.8 million decrease in average loan investments, and a $57.6 million decrease in average securities investments.

The $21.2 million increase in interest expense was primarily attributable to an increase in interest expense on corporate bonds issued in 2020, prepayment penalties on repayment of mark-to-market borrowings and hyper amortization of deferred issuance costs as a result of the retirement of corporate bonds in the nine months ended September 30, 2020. The increase was also driven by interest expense on the fully drawn revolver and the addition of the CLO and secured financing facility, partially offset by a decrease in interest expense on FHLB debt.

The $108.7 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income and the increase in interest expense discussed above.

As of September 30, 2020, the weighted average yield on our mortgage loan receivables was 6.8%, compared to 7.2% as of September 30, 2019 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2020, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.0%, compared to 3.6% as of September 30, 2019. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2019 to September 30, 2020 was primarily due to higher borrowing rates on new sources of financing obtained during the nine months ended September 30, 2020. As of September 30, 2020, we had outstanding borrowings secured by our mortgage loan receivables equal to 33.5% of the carrying value of our mortgage loan receivables, compared to 39.4% as of September 30, 2019.

As of September 30, 2020, the weighted average yield on our real estate securities was 1.6%, compared to 3.2% as of September 30, 2019, primarily due to lower prevailing market rates as of September 30, 2020 compared to September 30, 2019. As of September 30, 2020, the weighted average interest rate on borrowings against our real estate securities was 1.4%, compared to 2.7% as of September 30, 2019. The decrease in the rate on borrowings against our real estate securities from September 30, 2019 to September 30, 2020 was primarily due to lower prevailing market borrowing rates as of September 30, 2020 compared to September 30, 2019. As of September 30, 2020, we had outstanding borrowings secured by our real estate securities equal to 73.6% of the carrying value of our real estate securities, compared to 86.1% as of September 30, 2019.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2020, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 5.0% as of September 30, 2019. As of September 30, 2020, we had outstanding borrowings secured by our real estate equal to 77.7% of the carrying value of our real estate, compared to 73.7% as of September 30, 2019.

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

The change of $15.3 million in the nine months ended September 30, 2020 is reflected as an increase of reserve to provision of $15.6 million, and a decrease in reserve on unfunded commitments of $(0.3) million. These increases/decreases are primarily due to the update of the macro economic assumptions used in the Company’s CECL evaluation to reflect a recessionary macro economic scenario due to current market conditions instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis, partially offset by a decrease in unfunded commitments. In addition to the CECL reserve, the Company determined that an asset-specific reserve of $8.0 million was required relating to two of the Company’s loans for the nine months ended September 30, 2020. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

We determined that a provision for loan losses of $0.6 million was required for the nine months ended September 30, 2019. The provision consisted of a portfolio-based, general reserve of $0.6 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, and no asset-specific reserve.

Operating Lease Income

The decrease of $5.5 million in operating lease income was primarily attributable to sales of real estate in 2019 and 2020, partially offset by income on properties acquired in 2020 and a full period of operations on properties acquired in 2019. Tenant recoveries are included in operating lease income.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2020, we sold/transferred 30 loans with an aggregate outstanding principal balance of $313.7 million. During the nine months ended September 30, 2020, we recorded no realized losses on loans related to lower of cost or market adjustments. We also sold six mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $179.1 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we sold/transferred 46 loans with an aggregate outstanding principal balance of $548.1 million. During the nine months ended September 30, 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The $37.2 million decrease was predominantly a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic.

Realized Gain (Loss) on Securities

For the nine months ended September 30, 2020, we sold $566.2 million of securities, comprised of $547.7 million of CMBS, no U.S. Agency Securities, $4.0 million of corporate bonds and $14.5 million of equity securities. For the nine months ended September 30, 2019, we sold $538.2 million of securities, comprised of $500.8 million of CMBS, no U.S. Agency Securities, $33.0 million of corporate bonds and $4.4 million of equity securities. The decrease of $22.8 million is a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic. Other than temporary impairments on securities of $(0.3) million are included in realized gain (loss) on securities for the nine months ended September 30, 2020, compared to $(0.1) million for the nine months ended September 30, 2019, an increase of $(0.2) million.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented $(0.1) million for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The positive change of $0.1 million in unrealized gain (loss) on Agency interest-only securities was due to the mark-to-market adjustments on our securities portfolio.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $31.2 million in realized gain (loss) on sale of real estate, net was a result of the commercial real estate and residential condominium sales discussed below.

During the nine months ended September 30, 2020, we sold one single-tenant net leased property, resulting in a net gain (loss) on sale of $4.4 million. During the nine months ended September 30, 2019, we sold no single-tenant net leased properties.

During the nine months ended September 30, 2020, we sold ten diversified commercial real estate properties, resulting in a net gain (loss) on sale of $27.7 million. During the nine months ended September 30, 2019, we sold three diversified commercial real estate properties resulting in a net gain (loss) on sale of $0.7 million.

During the nine months ended September 30, 2020, we sold four residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $24.4 thousand. During the nine months ended September 30, 2019, income from sales of residential condominiums totaled $0.4 million. We sold no residential condominium units from Veer Towers in Las Vegas, NV, but sold 14 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million.

Impairment of Real Estate

There was no impairment of real estate for the nine months ended September 30, 2020. Impairment of real estate of $1.4 million was recorded for the nine months ended September 30, 2019, attributable to the receipt of a lease termination payment on a single-tenant two-story office building in Wayne, NJ. See Note 5, Real Estate and Related Lease Intangibles, Net for further detail.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in a mutual fund and dividend income on our investment in FHLB stock and equity securities. The $9.0 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees, origination fees and dividend income. Also contributing was a realized loss on our investment in the Fund, which was liquidated on June 22, 2020.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $16.0 million for the nine months ended September 30, 2020, which was comprised of an unrealized loss of $0.1 million and a realized loss of $15.9 million, compared to a loss of $36.0 million, for the nine months ended September 30, 2019, which was comprised of an unrealized gain of $0.9 million and a realized loss of $36.9 million, resulting in a positive change of $20.0 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2020 was primarily related to movement in interest rates during the nine months ended September 30, 2020. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $0.7 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.7 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. Earnings for the nine months ended September 30, 2019 included a gain due to a recapitalization of our investment in 24 Second Avenue. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail. The gain in the nine months ended September 30, 2020 is attributable to equity and earnings on our investments.

Gain (Loss) on Extinguishment/Defeasance of Debt

Gain (loss) on extinguishment/defeasance of debt totaled $22.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt, the Company retired $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt and, the Company retired $14.9 million of principal of the 2021 Notes for a repurchase price of $14.6 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(34.0) thousand of unamortized debt issuance costs associated with the retired debt.

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $(1.1) million.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $20.9 million in compensation expense was primarily attributable to the reduction in compensation expense related to salaries and bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $0.8 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase of $4.3 million in real estate operating expense primarily relates to the acquisition of real estate in 2019 and 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.9 million in fee expense was primarily attributable to an increase in legal and other professional fees on mortgage loan receivables and real estate, partially offset by a decrease in financing and dead deal costs.

Depreciation and Amortization

The $0.4 million increase in depreciation and amortization is primarily attributable to the timing of the real estate sales or acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. The increase of ($5.6 million) in income tax (benefit) expense is primarily a result of operating losses in our TRSs.

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

Our primary uses of liquidity are for (1) the funding of loan and real estate-related investments; (2) the repayment of short-term and long-term borrowings and related interest; (3) the funding of our operating expenses; and (4) distributions to our equity investors to comply with the REIT distribution requirements. We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment. We have historically used the aforementioned funding sources to meet the operating and investment needs as they have arisen and have been able to do so by applying a rigorous approach to long and short-term cash and debt forecasting.

In addition, as a REIT, we are also required to make sufficient dividend payments to our shareholders in amounts at least sufficient to maintain our REIT status. Under IRS guidance, we may elect to pay a portion of our dividends in stock, subject to a cash/stock election by our shareholders, to optimize our level of capital retention. Accordingly, our cash requirement to pay dividends to maintain REIT status could be substantially reduced at the discretion of the board.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $917.7 million at September 30, 2020, of which $875.8 million was unrestricted cash and cash equivalents and $41.9 million was restricted cash. We held cash, cash equivalents and restricted cash of $355.7 million at December 31, 2019, of which $58.2 million was unrestricted cash and cash equivalents and $297.6 million was restricted cash. As the COVID-19 crisis evolved, management implemented a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2020	2019

Net cash provided by (used in) operating activities	$88,009	$64,245
Net cash provided by (used in) investing activities	690,478	(285,759)
Net cash provided by (used in) financing activities	(216,497)	244,817
Net increase (decrease) in cash, cash equivalents and restricted cash	$561,990	$23,303

We experienced a net increase in cash, cash equivalents and restricted cash of $562.0 million for the nine months ended September 30, 2020, compared to a net increase in cash, cash equivalents and restricted cash of $23.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received (i) $568.5 million of proceeds from repayment of mortgage loans receivable, (ii) $484.7 million of proceeds from the sales of loans, (iii) $566.5 million of proceeds from the sales of real estate securities, (iv) $105.4 million of repayment of real estate securities and (v) $(85.0) million net borrowings under debt obligations.

Unencumbered Assets

As of September 30, 2020, we held unencumbered cash of $875.8 million, unencumbered loans of $1.3 billion, unencumbered securities of $142.7 million, unencumbered real estate of $71.3 million and $379.9 million of other assets not secured by any portion of secured indebtedness.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2020, the Company has a remaining amount available for repurchase of $38.6 million, which represents 4.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $7.12 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

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

Our captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval. Largely as a result of this restriction, $2.1 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2020. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

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

Contractual Obligations

Contractual obligations as of September 30, 2020 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total

Secured financings	$1,279,571	(1)	$545,113	$671,292	$263,895	$2,759,871
Unsecured revolving credit facility	266,430	(1)	—	—	—	266,430
Senior unsecured notes	—		717,200	—	999,794	1,716,994
Interest payable(2)	131,649		133,590	91,977	50,689	407,905
Other funding obligations(3)	227,019		—	—	—	227,019
Payments pursuant to tax receivable agreement	104		208	208	1,039	1,559
Operating lease obligations	295		1,279	—	—	1,574
Total	$1,905,068		$1,397,390	$763,477	$1,315,417	$5,381,352

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2020 to determine the future interest payment obligations. Represents amounts payable through contractual maturity, including short-term securities repurchase agreements.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2020.

The table above does not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Item 1—“Financial Statements—Note 6, Investment in and Advances to Unconsolidated Joint Ventures” for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2020, our off-balance sheet arrangements consisted of $227.0 million of unfunded commitments of mortgage loan receivables held for investment, 59% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, our off-balance sheet arrangements consisted of $286.5 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower.

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

Prior to the final exchanges of the Continuing LCFH Limited Partners into Class A shares in the third quarter, we considered the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have had fundamentally equivalent interests in our pre-tax earnings. Accordingly, for purposes of computing core earnings we start with pre-tax earnings and adjust for other noncontrolling interest in consolidated joint ventures but we did not adjust for amounts attributable to noncontrolling interest held by Continuing LCFH Limited Partners. As of September 30, 2020, there are no remaining Continuing LCFH Limited Partners.

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

Set forth below is a reconciliation of income (loss) before taxes to core earnings ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Income (loss) before taxes	$21,396	$32,060	$(2,951)	$92,030
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)(1)	(4,153)	(71)	(5,429)	667
Our share of real estate depreciation, amortization and gain adjustments(2)(3)	4,534	6,741	14,782	18,999
Adjustments for unrecognized derivative results(4)	(4,222)	1,889	4,737	13,191
Unrealized (gain) loss on fair value securities	(9)	(248)	(146)	(1,475)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	547	(168)	502	(817)
Adjustment for CECL reserves	(2,512)	—	15,340	—
Non-cash stock-based compensation	4,125	3,918	19,557	19,383
Transactional adjustments (response to COVID-19)(5)	—	—	16,939	—
Core earnings	$19,706	$44,121	$63,331	$141,978

(1)    Includes $4 thousand and $12 thousand of net income which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and nine months ended September 30, 2020, respectively. Includes $7 thousand and $24 thousand of net income which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the three and nine months ended September 30, 2019, respectively.

(2)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

	Total GAAP depreciation and amortization	$9,817	$9,030	$29,642	$29,192
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(25)	(74)	(74)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(348)	(417)	(1,290)	(2,392)
	Our share of real estate depreciation and amortization	9,444	8,588	28,278	26,726

	Realized gain from accumulated depreciation and amortization on real estate sold (see below)	(4,897)	(1,418)	(14,576)	(6,839)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	520	41	2,667	83
	Our share of accumulated depreciation and amortization on real estate sold	(4,377)	(1,377)	(11,909)	(6,756)

	Less: Operating lease income on above/below market lease intangible amortization	(533)	(470)	(1,587)	(971)

	Our share of real estate depreciation, amortization and gain adjustments	$4,534	$6,741	$14,782	$18,999

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

	GAAP realized gain (loss) on sale of real estate, net	$21,588	$2,082	$32,116	$963
	Adjusted gain/loss on sale of real estate for purposes of core earnings	(17,211)	$(705)	(20,207)	5,793
	Our share of accumulated depreciation and amortization on real estate sold	$4,377	$1,377	$11,909	$6,756

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

(4)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of core earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

	Net results from derivative transactions	$260	$(9,465)	$(15,988)	$(35,956)
	Hedging interest expense	1,346	436	1,028	1,927
	Hedging realized result	2,616	7,140	10,223	20,838
	Adjustments for unrecognized derivative results	$4,222	$(1,889)	$(4,737)	$(13,191)

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

(b)Set forth below is a reconciliation of the COVID-19 losses from sales of highly rated, relatively short duration CMBS ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Loss on sale of securities - COVID-19 related	$—	$—	$(14,670)	$—
Hedge (loss) related to sale of securities, included in net results from derivative transactions	—	—	(698)	—
Losses from sales of CMBS	$—	$—	$(15,368)	$—

(c)Set forth below is a reconciliation of the COVID-19 loss from conduit loan sales ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Income from sales of loans, net - COVID-19 related	$—	$—	$(1,680)	$—
Hedge (loss) related to sales of loans, included in net results from derivative transactions	—	—	(1,994)	—
Losses from conduit loan sales	$—	$—	$(3,674)	$—

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	September 30, 2020	December 31, 2019

Debt obligations, net	$4,714,510	$4,859,873
Less: CLO debt	(281,625)	—
Adjusted debt obligations	4,432,885	4,859,873
Total equity	1,521,794	1,638,977
Adjusted leverage	2.9	3.0

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2020 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2020, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value

Change in interest rate:
Decrease by 1.00%	$(3,124)	$8,558
Increase by 1.00%	12,087	(9,002)

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

Credit Risk

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions may persist into the future and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, we have discussed with our borrowers potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the COVID-19 pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors.

Based on the limited loan modifications completed to date, we are encouraged by the tone of these conversations and our borrowers’ response to the COVID-19 pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. Our portfolio’s low weighted-average LTV of 66.9% as of September 30, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in the Company’s Annual Report, as of September 30, 2020.

Net of the $875.8 million of unrestricted cash held as of September 30, 2020, our adjusted leverage ratio would be significantly below 3.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to Financing Strategy in Current Market Conditions for further disclosures surrounding deleveraging actions completed during the second quarter of 2020.

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

Regulatory Risk

Tuebor is subject to state regulation as a captive insurance company. If Tuebor fails to comply with regulatory requirements, they could be subject to loss of their licenses and registration and/or economic penalties.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2020, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, such as our captive insurance company, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any material enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2020 to the risk factors in Item 1A. in our Annual Report, except as set forth below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, 5,381,000 Series REIT LP Units and 5,381,000 Series TRS LP Units were collectively exchanged for 5,381,000 shares of Class A common stock and 5,381,000 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act.

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

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended September 30, 2020 ($ in thousands, except per share data and average price paid per share):

ISSUER PURCHASE OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2020 - July 31, 2020	—	—	—	39,450
August 1, 2020 - August 31, 2020	37,100	7.29	37,100	39,180
September 1, 2020 - September 30, 2020	87,000	7.18	87,000	38,555
Total	124,100	$7.21	124,100	$38,555

(1)In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

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

LADDER CAPITAL CORP
(Registrant)

Date: October 29, 2020	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 29, 2020	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer