Form 10-K
period 2020-12-31
Ladder Capital Corp
filed 2021-02-26
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $855,736,869 as of June 30, 2020, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $8.10 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2021
Class A common stock, $0.001 par value	126,825,760
Class B common stock, $0.001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2021 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

LADDER CAPITAL CORP

FORM 10-K
December 31, 2020

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” in this Annual Report, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the United States Securities and Exchange Commission (“SEC”);
•the ongoing impact of the COVID-19 pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;
•the impact of the new U.S. presidential administration and congressional majority on the regulatory landscape, capital markets, and the response to, and management of, the COVID-19 pandemic;
•changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;
•changes to our business and investment strategy;
•our ability to obtain and maintain financing arrangements;
•the financing and advance rates for our assets, including the potential effects of LIBOR replacement rates;
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
•the degree and nature of our competition; and
•the market trends in our industry, interest rates, real estate values and the debt securities markets.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $25.8 billion of commercial real estate loans from our inception in October 2008 through December 31, 2020. During this timeframe, we also acquired $12.7 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.8 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception through December 31, 2020, we originated $16.6 billion of conduit loans, which were sold into 69 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2020, we had $5.9 billion in total assets and $1.5 billion of total equity. Our assets primarily consist of $2.3 billion of loans, $1.1 billion of securities, $1.0 billion of real estate, and $1.3 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including unsecured corporate bonds and significant committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2020, our management team and directors held interests in our Company comprising 10.8% of our total equity. On average, our management team members have 27 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Marc Fox, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. Additionally, effective March 1, 2021, Paul J. Miceli, the Company’s Director of Finance, will succeed Marc Fox as Chief Financial Officer (refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Developments - Recent Developments”). As of December 31, 2020, we employed 58 full-time industry professionals.

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market conditions and overall financial impact caused by the COVID-19 pandemic across most industries in the United States. The Company has disclosed the impact of the COVID-19 global pandemic on our business throughout this Annual Report. However, given the ongoing uncertainty related to the severity and duration of the pandemic, its ultimate impact on our revenues, profitability and financial position is difficult to assess.

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

	December 31, 2020		December 31, 2019
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$2,232,749	37.9%	$3,127,173	46.9%
Other commercial real estate-related loans	121,310	2.1%	129,863	1.9%
Allowance for credit losses	(41,507)	(0.7)%	(20,500)	(0.3)%
Total balance sheet loans	2,312,552	39.3%	3,236,536	48.5%
Conduit first mortgage loans	30,518	0.5%	122,325	1.8%
Total loans	2,343,070	39.8%	3,358,861	50.3%
Securities
CMBS investments	1,025,514	17.4%	1,673,468	25.3%
U.S. Agency Securities investments	32,804	0.6%	34,857	0.5%
Equity securities	—	—%	12,980	0.2%
Allowance for current expected credit losses	(20)	—%	—	—%
Total securities	1,058,298	18.0%	1,721,305	26.0%
Real Estate
Real estate and related lease intangibles, net	985,304	16.8%	1,048,081	15.7%
Total real estate	985,304	16.8%	1,048,081	15.7%
Other Investments
Investments in and advances to unconsolidated joint ventures	46,253	0.8%	48,433	0.7%
Federal Home Loan Bank (“FHLB”) stock	31,000	0.5%	61,619	0.9%
Total other investments	77,253	1.3%	110,052	1.6%
Total investments	4,463,925	75.9%	6,238,299	93.6%
Cash, cash equivalents and restricted cash	1,284,284	21.8%	355,746	5.3%
Other assets	133,020	2.3%	75,107	1.1%
Total assets	$5,881,229	100.0%	$6,669,152	100.0%

The unique nature of COVID-19 has had a broad impact on commercial real estate, specifically the hotel and retail sectors. Loans on hotel and retail properties comprised approximately 12.5% and 11.3%, respectively, of our loan portfolio at December 31, 2020. Hotel and retail properties comprised approximately 6.0% and 47.0%, respectively, of our real estate portfolio at December 31, 2020; however, the majority of our retail properties are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We are in regular communication with our borrowers and tenants and are closely monitoring property performance.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2020, we held a portfolio of 99 balance sheet first mortgage loans with an aggregate book value of $2.2 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.4% at December 31, 2020.

We continue to actively manage and monitor the credit and liquidity risk associated with the balance sheet first mortgage loan portfolio. Due to the nationwide limitations placed on many businesses in response to the COVID-19 pandemic, significant cash flow disruptions have occurred across the economy, which have impacted and likely will continue to impact certain of our borrowers. We have used, and continue to use, a variety of legal and structural options to manage that risk effectively, including forbearance and default provisions, as is generally being utilized throughout the credit lending industries.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2020, we held a portfolio of 23 other commercial real estate-related loans with an aggregate book value of $121.3 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 66.6% at December 31, 2020.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of December 31, 2020, we held four first mortgage loans that were available for contribution into a securitization with an aggregate book value of $30.5 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 66.7% at December 31, 2020. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of December 31, 2020 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

Securities

CMBS Investments.  We invest in CMBS, including CRE CLOs, secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of these securities, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency Securities in any single class of any single issuance in excess of the lesser of (x) $21.0 million and (y) 10% of the total net asset value of the respective Ladder investment company.

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. At the onset of the COVID-19 pandemic in March 2020, there was a significant decrease in liquidity and trading activity for the real estate securities we own. During the three months ended December 31, 2020, liquidity and trading activity continued to return to the market and the value of our securities portfolio as of December 31, 2020 had an unrealized mark-to-market gain of $18.1 million.

As of December 31, 2020, the estimated fair value of our portfolio of CMBS investments totaled $1.0 billion in 105 CUSIPs ($9.8 million average investment per CUSIP). As of December 31, 2020, included in the $1.0 billion of CMBS securities are $11.7 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments, 94.4% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of December 31, 2020:
In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2020, our CMBS investments had a weighted average duration of 2.0 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2020, by property count and market value, respectively, 53.2% and 74.2% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.9% and 37.6%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 4.5% by property count and 0.1% to 10.6% by market value.

Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2020, we owned 164 single tenant net leased properties with an aggregate book value of $639.6 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2020, our net leased properties comprised a total of 5.3 million square feet, 100% leased with an average age since construction of 15.7 years and a weighted average remaining lease term of 11.4 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended December 31, 2020, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of December 31, 2020, we owned 62 diversified commercial real estate properties throughout the U.S. During the three months ended December 31, 2020, we collected approximately 96.4% of rent on these properties.

The following charts summarize the composition of our real estate investments as at December 31, 2020:

Residential Real Estate. The Company, from time to time, has made investments in residential real estate, including condominium developments. During the year ended December 31, 2020, the Company sold its remaining investment in such investments for immaterial gains.

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

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2020, Grace Lake LLC owned an office building campus with a carrying value of $50.9 million, which is net of accumulated depreciation of $36.5 million, that is financed by $61.6 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of December 31, 2020, the book value of our investment in Grace Lake LLC was $4.0 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY. 24 Second Avenue consists of residential condominium units and one commercial condominium unit. As of December 31, 2020, 24 Second Avenue had sold 20 residential condominium units for $53.0 million in sales proceeds. As of December 31, 2020, the Company had no remaining additional capital commitment to 24 Second Avenue and the book value of the Company’s investment in 24 Second Avenue was $42.2 million.

FHLB Stock. Tuebor Captive Insurance Company LLC (“Tuebor”) is a member of the FHLB. Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. The Company earns dividend income on FHLB stock and it is redeemable by Tuebor upon five years’ prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. As of December 31, 2020, the book value of our investment in FHLB Stock was $31.0 million.

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

A credit memorandum is prepared to summarize the results of the underwriting and due diligence process for the consideration of the Investment Committee. We thoroughly document the due diligence process up to, and including, the credit memorandum and maintain an organized digital archive of our work.

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

Financing

Prior to securitization or other disposition, or in the case of balance sheet loans, maturity, we evaluate most of the loans we originate for secured financing using our multiple committed term facilities from leading financial institutions. Our finance team endeavors to match the characteristics and expected holding periods of the assets being financed with the characteristics of the financing options available and our short and long term cash needs in determining the appropriate financing approaches to be applied. The approaches we apply to financing our assets are a key component of our asset/liability risk management strategy with respect to managing liquidity risk. These approaches, supplemented by the use of hedging primarily via the use of standard derivative instruments, facilitate the prudent management of our interest rate and credit spread exposures. Refer to “Our Financing Strategies” for further information.

Asset Management

Our in-house asset management team pro-actively manages the Company’s loan and real estate portfolios, demonstrating our Company-wide focus and emphasis on principal preservation and maximizing asset performance. The asset management team, together with our underwriting and transaction management teams, monitors the credit performance of our investment portfolio in concert with our third-party servicers and property managers, working closely with borrowers and/or joint-venture partners to manage all of our positions and monitor financial performance of our collateral assets, including execution of business plans and daily activities within our real estate portfolio. We focus on asset-specific issues and market surveillance, active enforcement of loan and security rights, and regular review of potential disposition strategies. Ladder performs detailed asset reviews, endeavors to perform periodic site inspections on every investment and provides comprehensive internal asset-level performance reporting. As applicable, we evaluate loan modifications, debt and/or equity recapitalizations and other changes or variations to a borrower’s or joint venture partner’s business plan or budget and recommend a course of action to the Investment Committee.

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

Factors Impacting Operating Results

There are a number of factors that influence our operating results in a meaningful way. The most significant factors include: (1) our competition; (2) market and economic conditions, including the continuing impact from COVID-19 on the economy; (3) loan origination and repayment volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transaction volumes; (10) occupancy rates; and (11) expense management.

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

Unsecured Corporate Bonds

As of December 31, 2020, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $146.7 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). During the year ended December 31, 2020, we repurchased an aggregate principal of the Notes of $303.9 million, recognizing an aggregate gain on extinguishment of debt of $20.1 million. Refer to Note 7 to the Consolidated Financial Statements for further detail.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of December 31, 2020.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.6 billion of credit capacity. As of December 31, 2020, the Company had $255.4 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

We have the option to extend some of our existing facilities subject to a number of customary conditions. The lenders have sole discretion to include collateral in these facilities and to determine the market value of the collateral on a daily basis, and, if the estimated market value of the included collateral declines, the lenders have the right to require additional collateral or a full and/or partial repayment of the facilities (margin call) sufficient to rebalance the facilities. Typically, the lender establishes a maximum percentage of the collateral asset’s market value that can be borrowed. We often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2020, the Company had $149.6 million borrowings outstanding, with an additional $638.4 million of committed financing available.

Additionally, we are a party to multiple uncommitted master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities. The securities that served as collateral for these borrowings are typically AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional cash collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess cash collateral.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extensions options are exercised, of February 2025. The amendment also provided for a reduction in the interest rate to one-month LIBOR plus 3.00% on Eurodollar advances upon the upgrade of the Company’s credit ratings, which occurred in January 2020.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). As of December 31, 2020, Tuebor had $288.0 million of borrowings outstanding from the FHLB (with an additional $1.2 billion of committed term financing available), with terms of overnight to 3.75 years, interest rates of 0.41% to 2.74%, and advance rates of 45.0% to 95.7% on eligible collateral, including cash collateral. As of December 31, 2020, collateral for the borrowings was comprised of $280.1 million of CMBS and U.S. Agency Securities, and $108.3 million of first mortgage commercial real estate loans. The weighted-average borrowings outstanding were $578.6 million for the year ended December 31, 2020. FHLB advances amounted to 6.8% of the Company’s outstanding debt obligations as of December 31, 2020.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2020, we executed ten term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2021- 2030 and total $766.1 million at December 31, 2020. These long-term non-recourse mortgages include net unamortized premiums of $4.6 million at December 31, 2020, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.2 million of premium amortization, which decreased interest expense, for the year ended December 31, 2020. The loans are collateralized by real estate and related lease intangibles, net, of $909.4 million as of December 31, 2020.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Secured Financing Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, the Lender also had the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00 per share, subject to certain adjustments (the “Purchase Right”). The Purchase Right was exercised in full at $8.00 per share on December 27, 2020.

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

As of December 31, 2020, the Company had $192.6 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $7.2 million were included in secured financing facility as of December 31, 2020.

Collateralized Loan Obligation (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company will retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans in light of the COVID-19 pandemic, and has the ability to appoint the special servicer under the CLO. The CLO is a Variable Interest Entity (“VIE”) and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities. Proceeds from the transaction were used to pay off other secured debt including bank and FHLB financing that was subject to mark-to-market provisions.

As of December 31, 2020, the Company had $276.5 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.6 million were included in CLO debt as of December 31, 2020.

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

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of February 19, 2021.

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity, repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has improved during the three months ended December 31, 2020 as liquidity continued to return to the market and pricing for the securities that serve as collateral improved. Furthermore, during the year ended December 31, 2020, the Company paid down $548.2 million of securities repurchase financing, primarily through sales of securities.

FHLB Financing:  In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021. The Company has complied with such targeted paydowns. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - FHLB financing” for further information.

Total paydowns on FHLB financing for the year ended December 31, 2020 were $785.5 million. As a part of paydowns in the second quarter, the Company incurred $6.5 million in prepayment penalties. The remaining FHLB debt maturities are staggered out through 2024. Funding for future advance paydowns is expected be obtained from the natural amortization of securities over time and/or sales of securities collateral.

Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties since the COVID-19 crisis began to unfold in late March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, for the year ended December 31, 2020, the Company paid down over $446.9 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction. (refer to below). Loan repurchase debt outstanding as of December 31, 2020 was $255.4 million. The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

Secured Financing Facility: On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation, under which the lender will provide the Company with approximately $206.4 million in senior secured financing to fund transitional and land loans. (refer to above).

Completion of Private CLO: On April 27, 2020, the Company completed a private CLO financing transaction with a major U.S. bank which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis.

Based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing in 2020. As of February 19, 2021, the Company is holding over $1.3 billion of unrestricted cash.

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

Our borrowings under certain financing agreements and our committed repurchase facilities are subject to maximum consolidated leverage ratio limits (either a fixed ratio ranging from 3.50 to 1.00 to 4.00 to 1.00, or a maximum ratio based on our asset composition at the time of determination), minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

We are in compliance with all covenants as described elsewhere in this Annual Report as of December 31, 2020.

Net of the $1.3 billion of unrestricted cash held as of December 31, 2020, our adjusted leverage ratio would be significantly below 3.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to “Financing Strategy in Current Market Conditions” for further disclosures surrounding deleveraging actions completed during 2020.

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

Taxation

We have elected to be subject to tax as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with the taxable year ending December 31, 2015. Additionally, one of our subsidiary entities has also elected to be subject to tax as a REIT commencing with taxable year ending December 31, 2016. To qualify as a REIT, we must make qualifying distributions to shareholders and satisfy, on a continuing basis, through actual investment and operating results, certain asset, income, organizational, distribution, stock ownership and other REIT requirements. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to shareholders.

We utilize TRSs to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income. Refer to “Risk factors—Risks related to our taxation as a REIT.”

Regulation

Our operations are subject, in certain instances, to supervision and regulation by U.S. federal and state governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, certain of our subsidiaries’ businesses may rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.

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

If we or any of our subsidiaries (including any series thereof) fail to qualify for, and maintain an exemption from, registration under the Investment Company Act, or an exclusion from the definition of an investment company, we could, among other things, be required either to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company under the Investment Company Act, any of which could have an adverse effect on us, our financial results, the sustainability of our business model or the value of our securities.
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

Although we reserve the right to modify our business methods at any time, as of December 31, 2020, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2020, we employed 58 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Human Capital Management and Corporate Culture

The board maintains oversight of human capital management and corporate culture and gains insight at regular Board and committee meetings about specific Company human resources initiatives, including talent engagement, attraction and retention.

Ladder is a dynamic company that is distinguished by the talent and dedication of our team. The Company is committed to building and developing a diverse, interconnected and engaged workforce, as further described below. Ladder continues to monitor the COVID-19 pandemic and its impacts on all of its constituents. For the safety of our employees, Ladder was proactive in its efforts to create and maintain a seamless transition from office to home. Currently the majority of our employees remain working remotely. The continued engagement and dedication of our employees in light of these difficult circumstances are greatly appreciated, and we believe it is due in part to our strong corporate culture.

The Company is committed to maintaining a productive work environment in which all individuals are treated with mutual respect and dignity. All levels of personnel are expected to contribute to a professional atmosphere that promotes equal opportunity and nondiscriminatory practices. In keeping with this commitment, the Company has reviewed, and actively reviews, its anti-discrimination, harassment, and retaliation policy. Further, in addition to annual diversity and inclusion training for all employees, the Company maintains an open-door policy that is aligned with its dedication to integrity and transparency.
The Company invests in our employees and demonstrates this through competitive salaries, annual incentive awards, stock awards, healthcare benefits, paid time off, and a business continuity plan that places our employees’ health and safety at its core.

Ladder has also implemented various programs to develop and build field expertise and leadership skills, including its Company-wide, interdepartmental mentoring program, “Ladder Climbers” program and annual employee reviews. Ladder’s mentoring program pairs junior employees with senior employees in other departments to foster cross-departmental connections and to allow junior employees to expand their knowledge beyond their respective departments. Human Resources actively monitors the program and encourages feedback from both mentees and mentors to ensure that it is a valuable experience for all participants. Unique to the Company is our “Ladder Climbers” program, which is managed by the junior employees themselves and enables our junior staff to bond and develop leadership skills. In addition, our corporate culture encourages contemporaneous feedback to enable employees to refine their skills and expertise with each project and annual employee reviews also provide a road-map for continued development.

Our Corporate Information

Our principal executive offices are located at 345 Park Avenue, 8th Floor, New York, New York 10154, and our telephone number is (212) 715-3170. We maintain a website on the Internet at http://www.laddercapital.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to the SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flows and liquidity could be materially adversely affected. The market price of our Class A common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our Class A common stock. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Summary of Principal Risk Factors

Our business is subject to change, risks, and uncertainties, as described herein. The risks factors that the Company considers material include, but are not limited to, the following:

Risks Related to COVID-19
•The novel coronavirus (COVID-19) pandemic has had, and will continue to have for the foreseeable future, an adverse effect on our business, financial condition and results of operations, and we are unable to predict the full extent or nature of these impacts at this time.

Risks Related to Our Operations
•The success of our business depends upon the retention of qualified loan originators, the allocation of capital among our business lines, and maintaining strategic business alliances.
•We operate according to specific underwriting criteria in a highly competitive market for lending and investment opportunities, both of which may limit our ability to originate or acquire desirable loans and investments in our target assets and/or our ability to yield a certain return on our investments.

Market Risks Related to Our Investments
•We have a concentration of investments in the real estate sector, which may increase our exposure to the risks of certain economic downturns, and whose value may be affected by many factors beyond our control, including prevailing interest rates, prepayment rates on mortgage loans, increased competition, shifts in consumer patterns and advances in communication and information technology, civil unrest, acts of war and terrorism and outbreaks of communicable diseases, including COVID-19.

Risks Related to Our Portfolio
•The repayment of mortgage loans may be limited by the application of federal, state and local law, including bankruptcy provisions and COVID-19 restrictions, the non-recourse and potentially illiquid nature of mortgage loans, our ability to evaluate the credit-worthiness of borrowers and to diligence the underlying property, including environmental issues and the property’s ability to generate sufficient cash flow, the sufficiency of appropriate reserves, subordination, the lack of full control due to a participation or co-lender arrangement, and proper insurance coverage.
•Provisions for loan losses are difficult to estimate. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
•We value certain investments quarterly at fair value, a subjective measure. Our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
•Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.
•The market value of our investments in CMBS and CLOs may fluctuate as a result of various market risks that are out of our control and we may sponsor or purchase junior tranches of CMBS or CLO securitizations or of a mortgage loan, which would experience the first loss in the event of a borrower default.
•Any investments in real-estate related equity or debt securities, including but not limited to those issued by REITs and real estate companies, are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate-related securities.
•Any credit ratings assigned to our investments could be downgraded and we could incur losses from investments in non-conforming and non-investment grade-rated loans or securities, which could have a material impact on our financial condition, liquidity and results of operations.

•The expense of operating and owning real property, including net leased real estate investments, may impact our cash flow from operations and our investments in net leased properties and in joint ventures could be adversely affected by our reliance on the net leased tenants and our joint venture partners, respectively.

Risks Related to Our Liquidity and Indebtedness
•There can be no assurance that we will be able to obtain or utilize financing arrangements in the future on favorable terms, or at all, and such financing agreements provide lenders with greater rights in the event of a lender or borrower bankruptcy, the ability to foreclose upon collateral in an event of default and cross-default provisions to other financing agreements.
•Our use of leverage may create a mismatch between the duration of financing and the life of the investments made using the proceeds of such financing.
•Our unsecured corporate bonds contain restrictive covenants that may limit our ability to expand or fully pursue our business strategies and the unsecured corporate bonds are subordinate to all of our secured indebtedness, which may affect our ability to repay the bonds.
•We cannot predict the effects of changes to, or the transition away from, LIBOR on Ladder’s assets and liabilities.

Risks Related to Regulatory and Compliance Matters
•Our subsidiary that operates as a captive insurance company is subject to insurance laws and its outstanding borrowings are subject to the lending policies of the FHLB.
•Maintenance of our exemption from registration under the Investment Company Act imposes significant limits on our operations. The value of our securities, including our Class A common stock, may be adversely affected if we are required to register as an investment company under the Investment Company Act.
•Certain of our entities may make loans to other of our entities on other-than-arms’-length terms.
•Certain of our officers and directors may be involved in other businesses related to the commercial real estate industry and potential conflicts of interests may arise if we invest in commercial real estate instruments or properties affiliated with such businesses.

Risks Related to Hedging
•We may enter into hedging transactions that could expose us to contingent liabilities in the future, adversely impact our financial condition, be subject to mandatory clearing and/or margin requirements and not have a liquid secondary market.

Risks Related to Our Class A Common Stock
•Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
•Our charter contains REIT-related restrictions on the ownership of, and ability to transfer our Class A common stock.
•The market price and trading volume of our Class A common stock may be volatile and current stockholders may be diluted by future equity issuances.
Risks Related to Our Taxation as a REIT
•If we fail to qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
•Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
•REIT distribution requirements could adversely affect our ability to execute our business plan and we cannot assure you of our ability to pay distributions in the future.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

The risks described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this Annual Report, including the consolidated financial statements and the related notes, as well as in other documents that are filed with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that are currently determined to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks Related to COVID-19

The novel coronavirus (COVID-19) pandemic has had, and will continue to have for the foreseeable future, an adverse effect on our business, financial condition and results of operations, and we are unable to predict the full extent or nature of these impacts at this time.

As of the date hereof, there is an ongoing outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the U.S., and to every state in the U.S. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the U.S., have declared national emergencies with respect to COVID-19. Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including the closing of non-essential businesses, prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As the COVID-19 pandemic continues, governments, businesses and other third parties will likely continue to implement or maintain restrictions or policies that adversely impact consumer spending, global capital markets, the global economy and stock prices.

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

The COVID-19 pandemic is negatively impacting almost every industry, whether directly or indirectly. Businesses have been, continue to be or may periodically be, required by the local, state or federal authorities to cease or reduce operations, thereby preventing them from generating revenue. The extent of the effects will depend, in part, upon the breadth and duration of these economic shutdowns. The effects on commercial real estate have varied by sector and market. Some properties securing our loans to borrowers or owned by us, including hotels and certain retail properties, have experienced, or are likely to experience, material disruptions to their businesses from the end consumer and underlying property tenants. These disruptions could lead to or continue to cause a material decline in operating cash flows from these assets, and could impact our borrowers’ ability to pay debt service or property expenses or repay our loans to them at maturity or affect our ability to service our own borrowings secured by these loans or properties. Further, long-term structural changes may affect the value of certain businesses and properties. For example, restaurants have been required to reduce capacity and other businesses have moved to, and may continue, remote work arrangements, which may reduce the demand for certain types of office space. Without the requirement to be close to the office, many cities have experienced a flight to local suburbs that has led to reduced multifamily rental occupancy.

In addition, it is possible that there could be a return of volatility to the credit markets, which may impact our ability to access capital on favorable terms, or at all. Our ability to execute on one or more of our business models, such as the origination of loans for securitization, may be adversely affected by the underlying economic and credit market disruptions. In addition, the prolonged effects of the pandemic on credit markets, tenants and borrowers negatively affected, and may in the future negatively affect, the prices of securities that we hold, which resulted in, and may in the future result in, margin calls under our repurchase agreements. To the extent we are not able to satisfy such margin calls, it would result in a default under such repurchase agreements and could result in a default under our other debt instruments, including our senior secured credit agreement or the indentures governing our notes.

The COVID-19 crisis continues to create uncertainty regarding the valuation of commercial properties. Ongoing uncertainty or a significant drop in prices may affect the ability of our borrowers to refinance loans we have extended to them and/or may impact the value of real estate we own. In addition, if loans we have extended become impaired, we may be required to establish reserves against losses, which can impact our earnings and/or our liquidity. Further, lenders and landlords face challenges in enforcing contracts and instituting proceedings such as foreclosures and evictions as a result of moratoriums or restrictions imposed by federal, state or local laws and as a result of backlogs in, or closures of, courts as a result of COVID-19.

The ultimate extent of the COVID-19 pandemic and its impact on our business, global markets and overall economic activity still remain unknown and impossible to predict with certainty at this time.

Risks Related to Our Operations

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

We often rely on other third-party companies for assistance in origination, warehousing, distribution, servicing, securitization and other finance-related and loan-related activities. There can be no assurance that any of these strategic partners will continue their relationships with us in the future. Our ability to influence our partners may be limited and non-alignment of interests on various strategic decisions may adversely impact our business. Furthermore, strategic alliance partners may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill their obligations, which may affect our financial conditions or results of operations.

We operate according to specific underwriting criteria in a highly competitive market for lending and investment opportunities, both of which may limit our ability to originate or acquire desirable loans and investments in our target assets and/or our ability to yield a certain return on our investments.

Our management team uses financial models and underwriting criteria, the effectiveness of which cannot be guaranteed. We operate in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Under our credit facilities, the lenders have the right to review the assets which we are seeking to finance and approve the purchase and financing of such assets in their sole discretion. Our underwriting criteria and lender approvals may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. In addition, these underwriting criteria and approvals impose conditions and limitations on our ability to originate certain of our target assets, including, in particular, restrictions on our ability to originate junior mortgage loans, mezzanine loans and preferred equity investments.

Unlike Ladder, many of our competitors are not subject to the maintenance of an exemption from the Investment Company Act. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in specific types of target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can offer no assurance that we will be able to identify and originate loans or make any or all of the types of investments that are described in this Annual Report.

Market Risks Related to Our Investments

We have a concentration of investments in the real estate sector and may have concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

We and our borrowers operate in the commercial real estate sector. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens and/or the interest rates at which loans can be profitably made increases. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, forbearance, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

In addition, we are not required to observe specific diversification criteria relating to property types, locations, tenants or borrowers. A limited degree of diversification increases risk because the aggregate return of our business may be adversely affected by the unfavorable performance of a single property type, single tenant, single market or even a single investment. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period. Additionally, borrower concentration, in which a particular borrower is, or a group of related borrowers are, associated with multiple real properties securing mortgage loans or securities held by us, magnifies the risks presented by the possible poor performance of such borrower(s). Moreover, borrowers may be concentrated in individual asset classes that could impact their liquidity.

The value of our investments may be adversely affected by many factors that are beyond our control.

Income from, and the value of, our investments may be adversely affected by many factors that are beyond our control, including:

•volatility and adverse changes in international, national and local economic and market conditions, including contractions in market liquidity for mortgage loans and mortgage-related assets and tenant bankruptcies;
•changes in interest rates, credit spreads, prepayment rates and in the availability, costs and terms of financing;
•changes in rates of default or recovery rates;
•changes in generally accepted accounting principles;
•changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;
•the impact of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”) and/or estimates concerning the impact of the Tax Cuts and Jobs Act, which are subject to change based on further analysis and/or IRS guidance;
•downturns in the markets for mortgage-backed securities and other asset-backed and structured products, and commercial real estate; and
•civil unrest, terrorism, acts of war, outbreaks of communicable diseases (including COVID-19), nuclear or radiological disasters and natural disasters, including earthquakes, hurricanes, tornadoes, tsunamis, floods, and other extreme weather and permanent climate changes, which may result in uninsured and underinsured losses.

Shifts in consumer patterns and advances in communication and information technology that affect the use of traditional retail, hotel and office space may have an adverse impact on the value of our debt and equity investments.

In recent periods, and accelerated by the restrictions and lockdowns associated with the COVID-19 pandemic, sales by online retailers such as Amazon have increased, and many retailers operating brick and mortar stores have made online sales a vital piece of their businesses. Some of our debt and equity investments involve exposure to the ongoing operations of brick and mortar retailers. Although many of the retailers operating in the properties underlying our debt and/or equity investments include pharmacies and/or sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause declines in brick and mortar sales generated by certain of tenants at these properties and/or may cause certain of our tenants to reduce the size or number of their retail locations in the future.

Technology has also impacted the use of office space and the adaption of such technology has also been accelerated by the restrictions and lockdowns associated with the COVID-19 pandemic. The office market has seen a shift in the use of space due to the availability of practices such as telecommuting, videoconferencing and, prior to the pandemic, renting shared work spaces through platforms such as WeWork. These trends have led to more efficient workspace layouts and a decrease in square feet leased per employee. While the social distancing required as a result of COVID-19 may lead some tenants to require more space, at least in the short term, the continuing impact of technology could result in tenant downsizings upon renewal, or in tenants seeking office space outside of the typical central business district (“CBD”). These trends could continue to cause an increase in vacancy rates and a decrease in demand for new supply, and could impact the value of our debt and equity investments.

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

Our earnings may decrease because of changes in prevailing interest rates or associated borrowing costs.

Our primary interest rate exposures relate to the yield on our assets and the financing cost of our debt, as well as the interest rate swaps that we utilize for hedging purposes. Interest rates are highly sensitive to many factors beyond our control, including but not limited to, governmental monetary and tax policies, and domestic and international economic and political considerations. Interest rate fluctuations present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and fluctuating prepayment rates, and such fluctuations may adversely affect our income and may generate losses.

Demand for mortgages could be negatively impacted by rising interest rates and increases in the level of interest rates may (x) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity and (y) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates. Continuing low interest rates could increase the vulnerability of the financial sector by lowering profits of financial intermediaries and potentially encouraging riskier investments and excess debt as these firms reach for yield.

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

The commercial mortgages and other commercial real estate-related loans, the commercial mortgage loans underlying the CMBS in which we may invest, and the real estate that we own are subject to the ability of the commercial property to generate net income (and not the independent income or assets of the borrower in the case of mortgage loans). The volatility of real property could have a material adverse effect on our business, financial position and results of operations.

The commercial mortgage loans and other commercial real estate-related loans, the commercial mortgage loans underlying the securities in which we may invest, and the real estate that we own are subject to the ability of the commercial property to generate net income (and not the independent income or assets of the borrower in the case of mortgage loans). Any reductions in net operating income (“NOI”) increase the risks of delinquency, foreclosure and default, which could result in losses to us. NOI of an income-producing property can be affected by many factors, including, but not limited to:

•the ongoing need for capital improvements, particularly in older structures;
•changes in operating expenses;
•changes in general or local market conditions;
•changes in tenant mix and performance, the occupancy or rental rates of the property or, for a property that requires new leasing activity, a failure to lease the property in accordance with the projected leasing schedule;
•competition from comparable property types or properties;
•unskilled or inexperienced property management;
•limited availability of mortgage funds or fluctuations in interest rates which may render the sale and refinancing of a property difficult;
•development projects that experience cost overruns or otherwise fail to perform as projected including, without limitation, failure to complete planned renovations, repairs, or construction;
•unanticipated increases in real estate taxes and other operating expenses;
•challenges to the borrower’s claim of title to the real property;
•environmental considerations, including liability for testing, monitoring and remediation;
•changes in zoning laws, rent control laws and other similar legal restrictions on property ownership and operation;
•other governmental rules and policies, including shut down orders related to COVID-19;
•community health issues, including, without limitation, epidemics and pandemics;
•unanticipated structural defects or costliness of maintaining the property;
•uninsured losses, such as possible acts of terrorism, social unrest or civil disturbances;
•a decline in the operational performance of a facility on the real property (such facilities may include multifamily rental facilities, office properties, retail facilities, hospitality facilities, healthcare-related facilities, industrial facilities, warehouse facilities, restaurants, mobile home facilities, recreational or resort facilities, arenas or stadiums, religious facilities, parking lot facilities or other facilities); and
•large-scale fire, earthquake or severe weather-related damage to the property and/or its operations.

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

We originate and acquire balance sheet loans that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed, is located in a recovering market and/or requires rehabilitation or capital improvements in order to improve the value of the asset. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset or fails to execute its business plan, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers often use the proceeds of a long-term mortgage loan to repay an interim loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on the borrower’s ability to execute its business plan, market conditions and other factors.

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

Our ability to collect upon mortgage loans may be limited by the application of state laws or as a result of moratoriums or restrictions imposed by federal, state or local laws or as a result of backlogs in, or closures of, courts due to COVID-19.

Each of our mortgage loans permits us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke such acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of any state, however, may refuse to allow the foreclosure of a mortgage, deed of trust, or other security instrument or to permit the acceleration of the indebtedness if the exercise of those remedies would be inequitable or unjust or if the circumstances would render the acceleration unconscionable. Thus, a court may refuse to permit foreclosure or acceleration if a default is deemed immaterial or the exercise of those remedies would be unjust or unconscionable or if a material default is cured. In addition, lenders and landlords face challenges in enforcing contracts and instituting proceedings such as foreclosures and evictions as a result of moratoriums or restrictions imposed by federal, state or local laws and as a result of backlogs in, or closures of, courts due to COVID-19. Further, our ability to collect the debt may be limited by bankruptcy, insolvency or other debtor relief laws, as described below.

The ability to collect upon mortgage loans may be limited by the application of U.S. federal and state laws. Several states (including California) have laws that prohibit more than one “judicial action” to enforce a mortgage obligation. Some courts have construed the term “judicial action” broadly. Jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability or the ability of a special servicer of a CMBS issuance to foreclose on a real property or to realize on obligations secured by a real property. Further, payments on one or more of our loans, particularly a loan to a borrower in which we also hold equity interests, may be subject to claims of equitable subordination that would place our entitlement to repayment of the loan on an equal basis with holders of the borrower’s common equity only after all of the borrower’s obligations relating to its other debt and preferred securities has been satisfied.

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

The commercial real estate lending business depends on the creditworthiness of borrowers and, to some extent, the sponsors thereof, which we must judge. In making such judgment, we will depend on information obtained from non-public sources and the borrowers in making many decisions related to our portfolio, and such information may be difficult to obtain or may be inaccurate. As a result, we may be required to make decisions based on incomplete information or information that is impossible or impracticable to verify. A determination as to the creditworthiness of a prospective borrower is based on a wide-range of information. Even if we are provided with full and accurate disclosure of all material information concerning a borrower, we may misinterpret or incorrectly analyze this information, which may cause us to purchase or originate loans that we otherwise would not have purchased or originated and, as a result, may negatively impact our business or the borrower could still defraud us after origination leading to a loss and negative publicity.

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

The borrower, or we as property owner and/or originating lender, as the case may be, might not purchase enough or the proper types of insurance coverage to cover all losses. Further, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, pandemics, terrorism or acts of war or civil unrest that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from and a decrease in the asset value of the affected property.

Provisions for loan losses are difficult to estimate. Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”) (collectively, the “CECL Standard”). These updates change how entities measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset and requires entities to deduct allowances for potential losses on mortgage loan receivables held for investment, net and held-to-maturity debt securities. All assets subject to the CECL Standard, with few exceptions, are subject to these allowances rather than only those assets where a loss is deemed probable under the other-than-temporary impairment model. Accordingly, the adoption of the CECL Standard materially affected how we determine our allowance for credit losses and required us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies.

We continue to record asset-specific reserves consistent with our existing accounting policy. Our provision for asset-specific reserves are evaluated on a quarterly basis. The determination of our provision for asset-specific reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (1) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (2) the ability of the borrower to refinance the loan and (3) the property’s liquidation value, all of which remain uncertain and are subjective. In addition, we will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). The CECL Standard is effective for fiscal years beginning after December 15, 2019 and was adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The CECL Standard may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions, leading single-asset securitizations on single mortgage loans we originated or leading multi-asset CLO transactions. We have completed one multi-asset CMBS securitization and three multi-asset CLO transactions where a Ladder affiliate served as issuer. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of, securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure a defect of, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization; and (iv) may, depending upon our role in the securitization, (a) retain some or all of the risk retention interests in the securitization and/or (b) retain responsibility for ensuring compliance with risk retention rules (and may be required to indemnify other participants in the securitization for any violation of such rules, including in circumstances where some or all of the risk retention interests are retained by and/or sold to other parties). When we lead a single-asset or multi-asset securitization as an issuer, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

When we participate in a public securitization, certain Risk Retention Rules apply. The Risk Retention Rules generally require that either (i) a securitization’s sponsor retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount, a 5% vertical interest in each class of securities issued, (ii) the sponsor or certain Third Party Purchasers retain, until the unpaid balance of the bonds or the loans is reduced by a certain amount (or for Third Party Purchasers, for at least five years), securities in an amount equal to 5% of the credit risk associated with the issued securities in the form of one or more subordinate tranches or (iii) a combination of (i) and (ii). The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators and/or, upon satisfaction of certain requirements, a Third Party Purchaser. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred or financed. Therefore such risk retention interests will be generally illiquid and may not be easily financed. As a result of the Risk Retention Rules, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the Risk Retention Rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans.

In addition, for public securitizations, there are requirements that the CEO of an issuer file with the SEC an individual certificate attesting to certain matters. The requirement that the CEO of an issuer of public securities file an individual certificate with the SEC may introduce additional potential liabilities whether we serve as issuer in a securitization or solely as a loan seller or loan originator. The CEO certification includes statements as to the absence of any untrue or omitted material information relating to the mortgage loans and the ability of the mortgage loans to support the payments required to be made under the bonds issued in connection with the securitization in accordance with their terms. The full extent of liability that the CEO may have to the SEC and/or investors on account of the certified statements is difficult to determine at this time. If we serve as issuer in a securitization, we would likely to be obligated to indemnify the CEO of our issuer entity against any liabilities that such individual may incur in connection with such certification. In addition, in securitization transactions in which we serve as only loan seller or an originator that sells loans to a loan seller (and not as an issuer), we would likely be obligated to provide a back-up officer’s certificate from a senior officer as to our mortgage loans as support for the issuer’s CEO certification, and similarly be obligated to indemnify that senior officer against any liabilities that individual may incur in connection with his/her back-up officer’s certification.

The Risk Retention Rules, CEO certification and other rules and regulations that have been adopted or may be adopted in the future may alter the structure of securitizations and could pose additional risks to or reduce or eliminate the economic benefits of our participation in the securitization market.

We may sponsor, or purchase the most junior securities of collateralized loan obligations, or CLOs, and such instruments involve significant risks, including that these securities receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

We have contributed shorter-term loans into CLO transactions in which we retained securities rated below-investment grade. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses.  Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Often CLOs contain loans that are more transitional than loans contributed to conduit securitizations. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

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

Some of our loans may be participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but will be bound if our participation interest represents a minority interest. We may be adversely affected by such actions.

We have acquired and, in the future, may acquire net leased real estate assets, or make loans to owners of net leased real estate assets (including ourselves), which carry particular risks of loss that may have a material impact on our financial condition, liquidity and results of operations.

A substantial portion of our real estate investments we own are subject to net leases. A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner. The value of our investments and the income from our investments in net leased properties, if any, will depend upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, the cash flow and/or the value of the property would be adversely affected. In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we, as the owner, or the borrower, were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested in, and anticipated profits from, the property. In addition, we, as the owner, or the borrower may find it difficult to lease certain property to new tenants if that property had been suited to the particular needs of a former tenant.

The expense of operating and owning real property may impact our cash flow from operations.

We have in the past and may in the future purchase or acquire via foreclosure real property. Costs associated with real estate, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income from the property. Additionally, federal, state or local laws or regulations enacted due to COVID-19 may preclude property owners from enforcing certain contracts, such as lease guaranties, to some extent, or from instituting eviction proceedings with respect to certain tenants. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent out properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and principal and interest on debt associated with such properties until they are fully leased.

We invest in commercial properties subject to net leases, which could subject us to losses.

We invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. Under many net leases, however, the owner of the property retains certain obligations with respect to the property, including, among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease. If we were to fail to meet any such obligations, the applicable tenant could abate rent or terminate the applicable lease, which could result in a loss of our capital invested in, and anticipated profits from, the property.

The commercial properties subject to net leases in which we invest generally will be occupied by a single tenant and, therefore, the success of these investments will be materially dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

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

We have made and may in the future make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest;
•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•any future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•we may not be in a position to exercise sole decision-making authority regarding the investment or joint venture, which could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act;
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or investments underlying such relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to continue to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

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

Any investments in real-estate related equity or debt securities, including but not limited to those issued by REITs and real estate companies, are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate-related securities, which may result in significant losses.

Subject to certain limits, we may make investments in real-estate related equity or debt securities, including but not limited to those issued by REITs and real estate companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, financial obligations, business and prospects.

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

Incurring debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions, and investment yields may not increase with higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

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

There is no assurance that we will be able to obtain, maintain or renew our financing facilities on terms or advance rates favorable to us or at all. In order to borrow funds under a repurchase or warehouse agreement or other financing arrangement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist, especially during times of distress. In addition, even if we are able to obtain financing, any such borrowings may limit the length of time during which any given asset may be used as eligible collateral. Furthermore, any financing facility that we enter into will be subject to conditions and restrictive covenants relating to our operations, which may inhibit our ability to grow our business and increase revenues. To the extent we breach a covenant or cannot satisfy a condition, such facility may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. Further, lender consent may be required for the modification or restructuring of our loan collateral, which, if not obtained, may require us to repay our associated borrowing.

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
Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2020, we had $2.3 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.
Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of December 31, 2020, our subsidiaries had approximately $4.3 billion of indebtedness and other liabilities outstanding and no preferred equity.

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

We cannot predict the effect of changes to, or the transition away from, LIBOR on Ladder’s assets, liabilities and results of operations.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority for the United Kingdom (the “FCA”), which regulates LIBOR’s administrator, ICE Benchmark Administration Limited (the “IBA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR settings. For the most commonly used tenors of U.S. dollar LIBOR (overnight and one, three, six and 12 months), the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR, and is proposing to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, immediately after December 31, 2021. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the market until any particular date.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. Additionally, the Federal Reserve Board and U.S. bank regulators are encouraging banks to stop entering into contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. At this time, there is considerable uncertainty regarding how markets will respond to SOFR or other replacement reference rates in connection with any transition away from LIBOR.

As of December 31, 2020, our assets included $1.9 billion of floating rate loans and $960.4 million of floating rate securities with interest rates tied to LIBOR. Additionally, we had $1.8 billion of floating rate debt with interest rates tied to LIBOR. We also use derivative instruments that reference LIBOR. Many of these assets and liabilities are likely to extend beyond the time that LIBOR may no longer be published or be representative of the market.

While our loan documents generally allow us, and our debt arrangements generally allow our lenders, to substitute a new index if the current index is no longer available and there has been recent guidance on the recommended timing and form of the transition away from LIBOR from regulators, agencies and industry working groups, there is still considerable uncertainty in the market regarding such transition. The uncertainty as to the nature of, and methodology for calculating and administering, any replacement reference rate, the uncertainty regarding interest rate calculations prior to the establishment of such replacement rate, whether the replacement rate will gain widespread market acceptance, whether any legislation and/or market conventions will develop to standardize fallback provisions or other contractual provisions in legacy contacts and whether these will conform to existing guidance and the potential need to amend existing documentation present additional risks. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs or reduce our interest income, which could impact our results of operations, cash flows and the market value and liquidity of our investments. There could be a mismatch between the timing of the transition from LIBOR to a replacement rate between our investments and our financing, or a mismatch between the replacement rate used by our investments and our financing. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to changes in interest rates using derivative instruments. Changes or uncertainty resulting from the transition from LIBOR to a replacement rate could cause significant market dislocations and disruptions that could adversely affect our business, increase the risk of litigation or other disputes, and increase transition-related expenses, among other adverse consequences.

While we can provide no assurances regarding the impact of the discontinuation of LIBOR, we continue to develop and implement plans to appropriately mitigate the risks associated with the expected discontinuation of LIBOR. Specifically, we (i) have implemented or are in the process of implementing fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts, (ii) continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and (iii) continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

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
Our subsidiary that operates as a captive insurance company is subject to insurance laws and its outstanding borrowings are subject to the lending policies of the FHLB.

We maintain a captive insurance company to provide coverage previously self-insured by us, including nuclear, biological or chemical coverage, excess property coverage and excess errors and omissions coverage. The captive is regulated by the State of Michigan and is subject to regulations that cover all aspects of its business, including a requirement to maintain a certain minimum net capital. Violation of these regulations can result in revocation of its authorization to do business as a captive insurer or result in censures or fines. The captive could also be found to be in violation of the insurance laws of states other than Michigan (i.e., states where insureds are located), in which case, fines and penalties could apply from those states. Under certain circumstances, regulatory actions (such as new rulemakings) impacting the captive could result in limitations on the ability of the captive to borrow from the FHLB and thereby impact the FHLB’s availability as a source of financing for our operations.

Effective February 19, 2021, the captive is no longer permitted to initiate any new funding advances pursuant to the Federal Housing Finance Agency’s (“FHFA”) January 20, 2016 final rule amending its regulation of FHLB membership. Existing advances that mature after February 19, 2021 are permitted to remain in place until maturity of such advances. As a member, the captive is required to continue to hold shares of FHLB stock based on the amount of funds borrowed until its outstanding debt is repaid. Like any other investment, the captive’s participation in the FHLB involves some risk of loss and/or access to assets of the captive, both with respect to the shares of FHLB stock and the assets provided by the captive as collateral for its borrowings.

Tuebor’s outstanding advances from the FHLB as of December 31, 2020 were $288 million. FHLB advances amounted to 6.8% of the Company’s outstanding debt obligations as of December 31, 2020.  The Company does not anticipate that the FHFA’s final regulation will materially impact its operations as it has multiple, diverse funding sources for financing its portfolio. Future moves to alternative funding sources could result in higher or lower advance rates from secured funding sources but also the incurrence of higher funding and operating costs than would have been incurred had FHLB funding continued to be available.  In addition, the Company may find it more difficult to obtain committed secured funding for multiple year terms as it has been able to obtain from the FHLB. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital resources.”

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

If we or any of our subsidiaries (including any series thereof) fail to qualify for, and maintain an exemption from, registration under the Investment Company Act, or an exclusion from the definition of an investment company, we could, among other things, be required either to: (i) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (iii) register as an investment company under the Investment Company Act, any of which could have an adverse effect on us, our financial results, the sustainability of our business model, the value of our securities (including the Notes) or our ability to satisfy our obligations in respect of the Notes.

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

Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect our business because, among other things:

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;
•applicable law may require mandatory margining or clearing of certain interest rate hedges we may wish to use, which may raise costs;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign the hedging transaction;
•we may have to limit our use of hedging techniques that might otherwise be advantageous or to implement those hedges through a TRS to comply with REIT requirements, increasing the cost of our hedging activities because our TRSs would be subject to tax on gains and hedging-related losses in our TRSs will generally not provide any tax benefit, except for losses carried forward against future taxable income in the TRSs; and
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity; a credit rating downgrade; and general market, economic and world health conditions. In addition, our Board Authorization Policy, adopted by the board of directors on October 30, 2014, authorizes the Company to make up to $50.0 million in repurchases of our Class A common stock from time to time without further approval.  The existence of this authorization and any repurchases pursuant thereto could affect our stock price and increase stock price volatility and could potentially reduce the market liquidity for our Class A common stock. Additionally, we are permitted to and could discontinue Class A common stock repurchases at any time and any such discontinuation could cause the market price of our Class A common stock to decline.
Our Class A common stock price may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock, and current stockholders may be diluted by future equity issuances.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Neither ordinary nor capital gain distributions with respect to our Class A common stock nor gain from the sale of Class A common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our Class A common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•part of the income and gain recognized by a tax-exempt investor with respect to our Class A common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;
•part or all of the income or gain recognized with respect to our Class A common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Code may be treated as unrelated business taxable income; and
•to the extent that we have “excess inclusion income,” e.g., from: (i) us (or a part of us, or a disregarded subsidiary of ours) being treated as a “taxable mortgage pool”; (ii) us holding residual interests in a REMIC securitization; or (iii) us receiving income from another REIT that is treated as excess inclusion income, a portion of the distributions paid to a tax-exempt shareholder that is allocable to such excess inclusion income may be treated as unrelated business taxable income.

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

Under the Tax Cuts and Jobs Act of 2017, we generally will be required to take certain amounts into income not later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount, earlier than would be the case under the previous tax rules, although the precise application of this rule is unclear at this time. This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018.

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

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 16 to our consolidated financial statements for the year ended December 31, 2020 included elsewhere in this Annual Report.

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

General Risk Factors

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

Financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to: (i) assessing the adequacy of the allowance for credit losses; (ii) determining the fair value of investment securities; (iii) assessing other than temporary impairments on securities; (iv) allocation of purchase price for acquired real estate; and (v) assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required.

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

We incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if significant deficiencies in our internal control over financial reporting are identified, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We rely on the efficacy of our cybersecurity policies and processes in order to protect its data assets from cyberattacks and intrusions, including computer viruses, adware, phishing/social engineering, wire fraud, ransomware and unauthorized persons accessing our data assets internally or externally. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. The rise of high profile security breaches by hackers, foreign governments, and other malicious actors indicates an increased risk of a security breach or IT disruption. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business.

We store sensitive data, including our proprietary business information and that of our borrowers and other counterparties, and confidential employee information, in our data centers and on our networks. Despite our security measures, like most companies, our information technology and infrastructure has been and likely will continue to be subject to attacks by hackers, or may be breached due to employee error, malfeasance, system or network failures or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While we conduct due diligence on our vendors, no due diligence is infallible and any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims, regulatory investigations or other proceedings, and/or fines, disrupt our operations, damage our reputation, subject us to considerable remediation expenses and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. Refer to Schedule III included in Item 8 of this Form 10-K for a listing of investment properties owned as of December 31, 2020.

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

Holders

On February 19, 2021, the Company had 36 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 19, 2021 was $10.84. On February 19, 2021, the Company had no Class B common shareholders of record and no Class B common stock outstanding.

Stock Repurchases

On October 30, 2014, our board of directors authorized the Company to make up to $50.0 million in repurchases of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2020, the Company repurchased 384,251 shares of Class A common stock at an average of $7.89 per share for a total aggregate purchase price of $3.0 million. All repurchased shares are recorded in treasury stock at cost. As of December 31, 2020, there were $38.1 million of Class A common stock available for repurchase.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended December 31, 2020 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	—	—	38,555
November 1, 2020 - November 30, 2020	15,000	7.93	15,000	38,436
December 1, 2020 - December 31, 2020	35,000	9.52	35,000	38,103
Total	50,000	$9.05	50,000	$38,103

(1)         In August 2015, we publicly disclosed that our board of directors had authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

Recent Sales of Unregistered Securities

Pursuant to the LLLP Agreement, the Continuing LCFH Limited Partners may from time to time (subject to the terms of the LLLP Agreement as in effect at the time) cause LCFH to exchange Series REIT LP Units and LC TRS I Shares (or Series TRS LP Units in lieu of such LC TRS I Shares) with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. During the year ended December 31, 2020, 12,158,933 Series REIT LP Units and 12,158,933 Series TRS LP Units were collectively exchanged for 12,158,933 shares of Class A common stock and 12,158,933 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges, which were effected in reliance on Section 4(a)(2) of the Securities Act. As of December 31, 2020, all shares of Class B common stock had been exchanged for shares of Class A common stock and the Company held a 100.0% interest in LCFH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2020, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	681,102	$14.84	6,194,763
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	681,102	$14.84	6,194,763

Performance Graph

Our Class A common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our Class A common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period December 31, 2015 through December 31, 2020 to the Wells Fargo Commercial Mortgage REIT Index (“Commercial Mortgage REIT Index”), Bloomberg REIT Mortgage Index and the Standard & Poor’s Index (“S&P 500 Index”). For this Annual Report, the Company has changed its comparable REIT from the Commercial Mortgage REIT Index to the Bloomberg REIT Mortgage Index in order to be in line with other commercial REITs that use the latter. We retained the Commercial Mortgage REIT Index for this year for comparison purposes but will not include that index in our stock performance graph going forward. The closing price of the Company’s Class A common stock on December 31, 2015 (on which the graph is based) was $12.42. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Shareholder Returns

200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
Dec. 2015
Mar. 2016
Jun. 2016
Sep. 2016
Dec. 2016
Mar. 2017
Jun. 2017
Sep. 2017
Dec. 2017
Mar. 2018
Jun. 2018
Sep. 2018
Dec. 2018
Mar. 2019
Jun. 2019
Sep. 2019
Dec. 2019
Mar. 2020
Jun. 2020
Sep. 2020
Dec. 2020
LADR
Bloomberg REIT Mortgage Index
Commercial Mortgage REIT Index
S&P 500 Index

Based upon initial investment of $100 on December 31, 2015 (1)

	Ladder Capital Corp	Commercial Mortgage REIT Index	Bloomberg REIT Mortgage Index	S&P 500 Index
December 31, 2015	$100.00	$100.00	$100.00	$100.00
December 31, 2016	$120.81	$116.69	$121.19	$109.54
December 31, 2017	$129.87	$114.62	$142.89	$130.81
December 31, 2018	$157.05	$119.74	$139.70	$122.65
December 31, 2019	$188.69	$151.36	$163.10	$158.07
December 31, 2020	$129.75	$155.16	$135.55	$183.77

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

The following table sets forth selected financial data on a consolidated basis for the Company ($ in thousands, except per share and dividend data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data:
Interest income	$239,849	$330,235	$344,816	$263,667	$236,372
Interest expense	227,474	204,353	194,291	146,118	120,826
Net interest income	12,375	125,882	150,525	117,549	115,546
Provision for (release of) loan loss reserves	18,275	2,600	13,900	—	300
Net interest income (expense) after provision for (release of) loan losses	(5,900)	123,282	136,625	117,549	115,246
Total other income (loss)	139,955	174,652	250,320	186,470	163,312
Total costs and expenses	153,302	158,287	158,626	170,428	158,517
Income (loss) before taxes	(19,247)	139,647	228,319	133,591	120,041
Income tax expense (benefit)	(9,789)	2,646	6,643	7,712	6,320
Net income (loss)	(9,458)	137,001	221,676	125,879	113,721
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(5,544)	694	(15,864)	(226)	137
Net (income) loss attributed to noncontrolling interest in operating partnership	557	(15,050)	(25,797)	(30,377)	(47,131)
Net income (loss) attributed to Class A common shareholders	$(14,445)	$122,645	$180,015	$95,276	$66,727

Earnings per share:
Basic	$(0.13)	$1.16	$1.85	$1.16	$1.08
Diluted	$(0.13)	$1.15	$1.84	$1.13	$1.06
Weighted average shares outstanding:
Basic	112,409,615	105,455,849	97,226,027	81,902,524	61,998,089
Diluted	112,409,615	106,399,783	97,652,065	109,704,880	107,638,788

Dividends per share of Class A common stock(1)	$0.940	$1.360	$1.535	$1.215	$1.285

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$111,943	$183,207	$200,433	$11,985	$338,427
Investing activities	1,542,265	(126,587)	(342,865)	(306,635)	36,285
Financing activities	(725,670)	200,676	58,199	387,905	(448,077)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,254,432	$58,171	$67,878	$76,674	$44,615
Restricted cash	29,852	297,575	30,572	106,009	44,813
Total cash, cash equivalents and restricted cash	1,284,284	355,746	98,450	182,683	89,428
Mortgage loan receivables	2,343,071	3,358,861	3,482,928	3,508,642	2,353,977
Real estate securities	1,058,298	1,721,305	1,410,126	1,106,517	2,100,947
Real estate and related lease intangibles, net	985,304	1,048,081	998,022	1,032,041	822,338
Total assets	5,881,229	6,669,152	6,272,872	6,025,615	5,578,337
Total debt outstanding	4,209,864	4,859,873	4,452,574	4,379,826	3,942,138
Total liabilities	4,332,804	5,030,175	4,629,237	4,537,469	4,068,783
Total shareholders’ equity	1,543,162	1,458,277	1,445,152	1,234,968	971,391
Total noncontrolling interest in operating partnership	—	172,054	188,427	240,861	533,246
Total noncontrolling interest in consolidated joint ventures	5,263	8,646	10,055	12,317	4,918
Total equity (capital)	1,548,425	1,638,977	1,643,635	1,488,146	1,509,555

(1)On October 30, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections. Refer to dividends in Note 11 to our consolidated financial statements.

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

Business and Developments

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

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market conditions and overall financial impact caused by the COVID-19 pandemic across most industries in the United States. In view of the uncertainty related to the severity and duration of the pandemic, its ultimate impact on our revenues, profitability and financial position remains difficult to assess at this time. The Company has disclosed the impact of the COVID-19 global pandemic on our business throughout this Annual Report.

Since the end of the first quarter of 2020, as the COVID-19 health crisis transformed into significant financial market disruption, management has taken action to increase liquidity resources and deleverage the business:

•Increased unrestricted cash from $358 million to $1.25 billion.
•Limited cash outflows by minimizing new investments, reducing the dividends, and maintaining limited future funding obligations on lightly-transitional loan portfolio.
•Received approximately $1.3 billion from loan payoffs and proceeds from loan sales.
•Received $931 million from securities sales and amortization.
•Reduced adjusted leverage to 2.5x.
•Significantly reduced mark-to-market financing by over $1.6 billion.
•Raised approximately $500 million of non-recourse, non-mark-to-market financing.
•Supported Ladder credit by repurchasing $180 million of corporate bonds.

We believe the commercial real estate finance market is currently encouraged by the progress and dissemination of COVID-19 vaccines and their impact on a full reopening of the economy. However, headwinds still remain, including technology and its broader impact on the utilization of real estate. We believe our current liquidity, coupled with the benefits of our multi-cylinder business and the strength of our capital structure, positions the Company well heading in to the next phase of the real estate market.
Recent Developments

On January 27, 2021, the Company redeemed in full its 5.875% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes were redeemed at par, plus accrued and unpaid interest to the redemption date, pursuant to the optional redemption provisions of the indenture governing the 2021 Notes. The redemption of a portion of the 2021 Notes that were redeemed was subject to the condition that the Company’s subsidiary issuers of the 2021 Notes complete a notes offering of not less than $400 million. The issuers waived the condition prior to redeeming the 2021 Notes in full.

On February 9, 2021, the Company announced the appointment of Paul J. Miceli as Chief Financial Officer, effective March 1, 2021. Mr. Miceli, Ladder’s Director of Finance, will succeed Marc Fox, who has announced his intention to leave the Company. Mr. Fox will remain at the Company through May 7, 2021, to ensure an orderly transition.

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Year ended December 31, 2020 compared to the year ended December 31, 2019

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31,		2020 vs
	2020	2019	2019
Net interest income
Interest income	$239,849	$330,235	$(90,386)
Interest expense	227,474	204,353	23,121
Net interest income	12,375	125,882	(113,507)
Provision for (release of) loan loss reserves	18,275	2,600	15,675
Net interest income (expense) after provision for (release of) loan losses	(5,900)	123,282	(129,182)

Other income (loss)
Operating lease income	100,248	106,366	(6,118)
Sale of loans, net	(1,571)	54,758	(56,329)
Realized gain (loss) on securities	(12,410)	14,911	(27,321)
Unrealized gain (loss) on equity securities	(132)	1,737	(1,869)
Unrealized gain (loss) on Agency interest-only securities	263	84	179
Realized gain (loss) on sale of real estate, net	32,102	1,392	30,710
Impairment of real estate	—	(1,350)	1,350
Fee and other income	12,654	24,403	(11,749)
Net result from derivative transactions	(15,270)	(30,011)	14,741
Earnings (loss) from investment in unconsolidated joint ventures	1,821	3,432	(1,611)
Gain (loss) on extinguishment/defeasance of debt	22,250	(1,070)	23,320
Total other income (loss)	139,955	174,652	(34,697)
Costs and expenses
Salaries and employee benefits	58,101	67,768	(9,667)
Operating expenses	20,294	22,595	(2,301)
Real estate operating expenses	28,584	23,323	5,261
Fee expense	7,244	6,090	1,154
Depreciation and amortization	39,079	38,511	568
Total costs and expenses	153,302	158,287	(4,985)
Income (loss) before taxes	(19,247)	139,647	(158,894)
Income tax expense (benefit)	(9,789)	2,646	(12,435)
Net income (loss)	$(9,458)	$137,001	$(146,459)

Investment Overview

Activity for the year ended December 31, 2020 included originating and funding $566.5 million in principal value of commercial mortgage loans, which was offset by $582.8 million of sales and $961.2 million of principal repayments in the year ended December 31, 2020. We acquired $440.4 million of new securities, which was offset by $931.9 million of sales and $135.9 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $663.0 million during the year ended December 31, 2020. We also invested $36.7 million in real estate, which includes $29.3 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $98.7 million.

Activity for the year ended December 31, 2019 included originating and funding $2.4 billion in principal value of commercial mortgage loans, which was offset by $1.0 billion of sales and $1.5 billion of principal repayments in the year ended December 31, 2019. We acquired $1.6 billion of new securities, which was partially offset by $855.9 million of sales and $491.9 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $311.2 million during the year ended December 31, 2019. We also invested $104.6 million in real estate, which included $84.2 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $24.2 million.

Operating Overview

Net income (loss) totaled $(9.5) million for the year ended December 31, 2020, compared to $137.0 million for the year ended December 31, 2019. Net income (loss) for the year ended December 31, 2020 were significantly impacted by management’s actions to generate liquidity and pay down mark-to-market financing in direct response to the COVID-19 pandemic. The most significant drivers of the $146.5 million decrease are as follows:

•a decrease in net interest income after provision for loan losses of $129.2 million, primarily as a result of the $90.4 million decrease in interest income and a $23.1 million increase in interest expense. Also contributing was a $15.7 million increase in provision for loan loss reserves related to the adoption of CECL;

•a decrease in total other income (loss) of $34.7 million, primarily as a result of a decrease of $56.3 million in sales of loans, a decrease of $27.3 million in realized gains (losses) on securities, a decrease of $6.1 million on operating lease income and a decrease of $11.7 million on fee and other income, partially offset by a $14.7 million increase in net results from derivative transactions and $30.7 million increase in profits on sales of real estate;

•a decrease in total costs and expenses of $5.0 million compared to the prior year, primarily attributable to a $9.7 million decrease in salaries and employee benefit, partially offset by a $5.3 million increase in real estate operating expenses; and

•a ($12.4 million) increase in income tax expense (benefit) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $(19.2) million for the year ended December 31, 2020, compared to $139.6 million for the year ended December 31, 2019. The significant components of the $158.9 million decrease in income (loss) before taxes are described in the first three bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $68.3 million for the year ended December 31, 2020, compared to $190.6 million for the year ended December 31, 2019. Distributable earnings for the year ended December 31, 2020 was significantly impacted by management’s actions to generate liquidity and pay down mark-to-market financing in direct response to the COVID-19 pandemic. The significant components of the $122.3 million decrease in distributable earnings are a decrease of $112.0 million in net interest income after provision for loan losses, a decrease in total other income (loss) of $29.2 million, primarily as a result of a decrease of $44.4 million in sale of loans, net, a decrease of $11.7 million in fee and other income, a decrease of $6.1 million in operating lease income and a decrease of $12.0 million in gain (loss) on securities, partially offset by an increase of $26.0 million in sale of real estate, net, an increase of $15.0 million in net results from derivative transactions, an increase of $4.3 million in gain (loss) on extinguishment of debt and a decrease of $28.5 million in salaries and employee benefits.

Our results of operations were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the unfavorable market conditions that occurred near the onset of the COVID-19 pandemic. The actions taken by management had multiple impacts on distributable earnings for the year ended December 31, 2020. Management believes the actions taken were prompted by the unusual market conditions and therefore outside of Ladder’s main operations. Management believes adjusting its performance measures for certain transactional charges and gains that were recognized during the three months ended June 30, 2020 and that related to the impact of COVID-19 provides a more useful guide to assess the ongoing main operations of the Company.

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

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $90.4 million decrease in interest income was primarily attributable to a decrease in our security and loan portfolio due to paydowns and sales with lower prevailing LIBOR rates during 2020. For the year ended December 31, 2020, securities investments averaged $1.6 billion and loan investments averaged $3.0 billion. For the year ended December 31, 2019, securities investments averaged $1.8 billion and loan investments averaged $3.4 billion. There was a $390.2 million decrease in average loan investments, and a $200.9 million decrease in average securities investments.

The $23.1 million increase in interest expense was primarily attributable to an increase in interest expense on corporate bonds issued in 2020, prepayment penalties on repayment of mark-to-market borrowings and hyper amortization of deferred issuance costs as a result of the retirement of corporate bonds in the year ended December 31, 2020. The increase was also driven by interest expense on the fully drawn revolver and the addition of the CLO and secured financing facility, partially offset by a decrease in interest expense on FHLB debt.

The $129.2 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income and the increase in interest expense discussed above.

As of December 31, 2020, the weighted average yield on our mortgage loan receivables was 6.6%, compared to 6.8% as of December 31, 2019 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of December 31, 2020, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.4%, compared to 3.1% as of December 31, 2019. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2019 to December 31, 2020 was primarily due to higher borrowing rates on new sources of financing obtained during the year ended December 31, 2020. As of December 31, 2020, we had outstanding borrowings secured by our mortgage loan receivables equal to 33.4% of the carrying value of our mortgage loan receivables, compared to 38.3% as of December 31, 2019.

As of December 31, 2020, the weighted average yield on our real estate securities was 1.7%, compared to 3.1% as of December 31, 2019, primarily due to lower prevailing market rates as of December 31, 2020 compared to December 31, 2019. As of December 31, 2020, the weighted average interest rate on borrowings against our real estate securities was 1.1%, compared to 2.7% as of December 31, 2019. The decrease in the rate on borrowings against our real estate securities from December 31, 2019 to December 31, 2020 was primarily due to lower prevailing market borrowing rates as of December 31, 2020 compared to December 31, 2019. As of December 31, 2020, we had outstanding borrowings secured by our real estate securities equal to 75.1% of the carrying value of our real estate securities, compared to 93.1% as of December 31, 2019.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2020, the weighted average interest rate on mortgage borrowings against our real estate was 5.0%, compared to 4.9% as of December 31, 2019. As of December 31, 2020, we had outstanding borrowings secured by our real estate equal to 77.8% of the carrying value of our real estate, compared to 77.6% as of December 31, 2019.

Provision for Loan Losses

On January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million.

The total change in reserve for provision for the year ended December 31, 2020 was $18.3 million which includes $9.1 million in the general reserve on both the loans held for investment and the related unfunded commitments and $9.2 million in asset-specific provision related to three loans. The increases/decreases during the year are primarily due to the update of the macro economic assumptions used instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

We determined that a provision for loan losses of $2.6 million was required for the year ended December 31, 2019. The provision consisted of a portfolio-based, general reserve of $0.6 million for the expected losses over the remaining portfolio of mortgage loan receivables held for investment, and two asset-specific reserves.

Operating Lease Income

The decrease of $6.1 million in operating lease income was primarily attributable to sales of real estate in 2019 and 2020, partially offset by income on properties acquired in 2020 and a full period of operations on properties acquired in 2019. Tenant recoveries are included in operating lease income.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2020, we sold/transferred 30 loans with an aggregate outstanding principal balance of $313.7 million. During the year ended December 31, 2020, we recorded no realized losses on loans related to lower of cost or market adjustments. We also sold eight mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $280.1 million during the year ended December 31, 2020. During the year ended December 31, 2019, we sold/transferred 80 loans with an aggregate outstanding principal balance of $1.0 billion. During the year ended December 31, 2019, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter. The $56.3 million decrease was predominantly a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic.

Realized Gain (Loss) on Securities

For the year ended December 31, 2020, we sold $931.9 million of securities, comprised of $913.3 million of CMBS, $4.0 million of corporate bonds and $14.6 million of equity securities. For the year ended December 31, 2019, we sold $855.9 million of securities, comprised of $785.2 million of CMBS, $65.3 million of corporate bonds and $5.3 million of equity securities. The change in unrealized gain (loss) for the year ended December 31, 2019 compared to December 31, 2020 resulted in a decrease of $27.3 million. This decrease is a result of our financing and liquidity measures implemented to date in direct response to the COVID-19 pandemic. Other than temporary impairments on securities of $(0.5) million are included in realized gain (loss) on securities for the year ended December 31, 2020, compared to $(0.1) million for the year ended December 31, 2019, an increase of $(0.4) million.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities represented $(0.1) million for the year ended December 31, 2020, compared to $1.7 million for the year ended December 31, 2019. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The positive change of $0.2 million in unrealized gain (loss) on Agency interest-only securities was due to the mark-to-market adjustments on our securities portfolio.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $30.7 million in realized gain (loss) on sale of real estate, net was a result of the commercial real estate and residential condominium sales discussed below.

During the year ended December 31, 2020, we sold one single-tenant net leased property, resulting in a net gain (loss) on sale of $4.4 million. During the year ended December 31, 2019, we sold no single-tenant net leased properties.

During the year ended December 31, 2020, we sold 11 diversified commercial real estate properties, resulting in a net gain (loss) on sale of $27.7 million. During the year ended December 31, 2019, we sold three diversified commercial real estate properties resulting in a net gain (loss) on sale of $0.7 million.

During the year ended December 31, 2020, we sold six residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $11 thousand. During the year ended December 31, 2019, income from sales of residential condominiums totaled $0.8 million. We sold our last residential condominium units from Veer Towers in Las Vegas, NV, and sold 16 residential condominium units from Terrazas River Park Village in Miami, FL, resulting in a net gain on sale of $0.4 million.

Impairment of Real Estate

There was no impairment of real estate for the year ended December 31, 2020. Impairment of real estate of $1.4 million was recorded for the year ended December 31, 2019, attributable to the receipt of a lease termination payment on a single-tenant two-story office building in Wayne, NJ. See Note 5, Real Estate and Related Lease Intangibles, Net for further detail.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, unrealized gains (losses) on our investment in a mutual fund and dividend income on our investment in FHLB stock and equity securities. The $11.7 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees, origination fees and dividend income. Also contributing was a realized loss on our investment in the Ladder Select Bond Fund, which was liquidated on June 22, 2020.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $15.3 million for the year ended December 31, 2020, which was comprised of an unrealized loss of $0.3 million and a realized loss of $15.0 million, compared to a loss of $30.0 million, for the year ended December 31, 2019, which was comprised of an unrealized gain of $1.5 million and a realized loss of $31.6 million, resulting in a positive change of $14.7 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The loss in 2020 was primarily related to movement in interest rates during the year ended December 31, 2020. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $1.0 million for the years ended December 31, 2020 and 2019, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.8 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. Earnings for the year ended December 31, 2019 included a gain due to a recapitalization of our investment in 24 Second Avenue. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail. The gain in the year ended December 31, 2020 is attributable to equity and earnings on our investments.

Gain (Loss) on Extinguishment/Defeasance of Debt

Gain (loss) on extinguishment/defeasance of debt totaled $22.2 million for the year ended December 31, 2020. During the year ended December 31, 2020, the Company retired (1) $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt, (2) $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt (3) $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt and (4) $119.5 million of principal of the 2021 Notes for a repurchase price of $119.3 million, recognizing a $52.4 thousand net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt.

Gain (loss) on extinguishment/defeasance of debt totaled $(1.1) million for the year ended December 31, 2019. During the year ended December 31, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $(1.1) million.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $9.7 million in compensation expense was primarily attributable to the reduction in compensation expense related to salaries and bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $2.3 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase of $5.3 million in real estate operating expense primarily relates to the acquisition of real estate in 2019 and 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $1.2 million in fee expense was primarily attributable to an increase in legal and other professional fees on mortgage loan receivables and real estate, partially offset by a decrease in financing and dead deal costs.

Depreciation and Amortization

The $0.6 million increase in depreciation and amortization is primarily attributable to the timing of the real estate sales or acquisitions during each year.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. The increase of ($12.4 million) in income tax (benefit) expense is primarily a result of operating losses in our TRSs.

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

Refer to our “Financing Strategy in the Current Market Conditions” and “Financial Covenants” for further disclosure surrounding management’s actions under the current market conditions related to the COVID-19 pandemic. Refer to “Our Financing Strategies” for further disclosure of our diverse financing sources and, for a summary of our financial obligations, refer to the Contractual Obligations table below. All of our existing financial obligations due within the following year can be extended for one or more additional years at our discretion, refinanced or repaid at maturity or incurred in the normal course of business (i.e., interest payments/loan funding obligations).

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $1.3 billion at December 31, 2020, of which $1.3 billion was unrestricted cash and cash equivalents and $29.9 million was restricted cash. We held cash, cash equivalents and restricted cash of $355.7 million at December 31, 2019, of which $58.2 million was unrestricted cash and cash equivalents and $297.6 million was restricted cash. As the COVID-19 crisis evolved, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$111,943	$183,207
Net cash provided by (used in) investing activities	1,542,265	(126,587)
Net cash provided by (used in) financing activities	(725,670)	200,676
Net increase (decrease) in cash, cash equivalents and restricted cash	$928,538	$257,296

We experienced a net increase in cash, cash equivalents and restricted cash of $928.5 million for the year ended December 31, 2020 reflecting cash provided by operating activities of $111.9 million, cash provided by investing activities of $1.5 billion and cash used in finance activities of $(725.7) million.

Net cash provided by operating activities of $111.9 million was primarily driven by our mortgage loan receivable held for investment. This included $312.3 million in proceeds from mortgage loan receivables held for sale, partially offset by $(212.8) million of originations of mortgage loans held for sale.

Net cash provided by investing activities of $1.5 billion was driven by $891.7 million of repayment from mortgage loan receivables, $932.2 million of proceeds from sale of real estate securities, $270.5 million of proceeds from the sale of mortgage loan receivables held for investment, partially offset by $(440.6) million in purchases of real estate securities and $(353.7) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(725.7) million was primarily as a result of net borrowings of $(593.4) million, $(118.9) million of dividends payments, $(17.1) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock and $(18.0) million in deferred financing costs, partially offset by $32.0 million of proceeds from issuance of common stock.

We experienced a net increase in cash, cash equivalents and restricted cash of $257.3 million for the year ended December 31, 2019. During the year ended December 31, 2019, we received (i) $1.6 billion of proceeds from repayment of mortgage loans receivable, (ii) $1.0 billion of proceeds from the sales of loans, (iii) $855.6 million of proceeds from the sales of real estate securities, (iv) $491.9 million of repayment of real estate securities and (v) $380.0 million net borrowings under debt obligations. We used the proceeds from these activities to (i) originate $2.4 billion of new loans and (ii) purchase $1.6 billion of real estate securities. The increase in restricted cash at December 31, 2019 was primarily related to cash margin on FHLB borrowings. For discussion surrounding our cash movements for the year ended December 31, 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Unencumbered Assets

As of December 31, 2020, we held unencumbered cash of $1.3 billion, unencumbered loans of $1.1 billion, unencumbered securities of $49.7 million, unencumbered real estate of $75.9 million and $299.6 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2020 are set forth in the table below ($ in thousands):

December 31, 2020
Committed loan repurchase facilities	$255,368
Committed securities repurchase facility	149,633
Uncommitted securities repurchase facilities	415,836
Total repurchase facilities	820,837
Revolving credit facility	266,430
Mortgage loan financing(1)	766,064
Secured financing facility (2)	192,646
CLO debt(3)	276,516
Borrowings from the FHLB	288,000
Senior unsecured notes(4)	1,599,371
Total debt obligations, net	$4,209,864

(1)Presented net of premium and unamortized debt issuance costs of $4.3 million as of December 31, 2020.
(2)Presented net of unamortized debt issuance costs of $7.2 million and an unamortized discount of $6.6 million related to the Purchase Right (described in detail under Secured Financing Facility below) at December 31, 2020.
(3)Presented net of unamortized debt issuance costs of $2.6 million as of December 31, 2020.
(4)Presented net of unamortized debt issuance costs of $12.9 million as of December 31, 2020.

The Company’s financing facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2020 and 2019. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.6 billion of credit capacity. As of December 31, 2020, the Company had $255.4 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. As of December 31, 2019, the Company had $702.3 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2020.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $788.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2020, the Company had $149.6 million borrowings outstanding, with an additional $638.4 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency Securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration. As we do in the case of other secured borrowings, we often borrow at a lower percentage of the collateral asset’s value than the maximum leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis.

Revolving credit facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a current maturity date of February 11, 2022, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. The Interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. As of December 31, 2020, the Company had $266.4 million borrowings outstanding.

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

Mortgage loan financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2020, we executed 10 term debt agreements to finance real estate. These non-recourse debt agreements are fixed rate financing at rates ranging from 3.75% to 6.16%, maturing between 2021-2030 and totaling $766.1 million and $812.6 million at December 31, 2020 and 2019, respectively. These long-term non-recourse mortgages include net unamortized premiums of $4.6 million and $5.5 million at December 31, 2020 and 2019, respectively, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.2 million, $1.6 million and $1.0 million of premium amortization, which decreased interest expense, for the years ended December 31, 2020, 2019 and 2018, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $909.4 million and $988.9 million as of December 31, 2020 and 2019, respectively.

Secured financing facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender will provide the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Secured Financing Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, the Lender also had the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00 per share, subject to certain adjustments (the “Purchase Right”). The Purchase Right was exercised in full at $8.00 per share on December 29, 2020. The Lender has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and the Lender entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to the Lender.

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

As of December 31, 2020, the Company had $192.6 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $7.2 million and an $6.6 million unamortized discount related to the Purchase Right.

CLO debt

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

As of December 31, 2020, the Company had $276.5 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.6 million were included in CLO debt as of December 31, 2020.

FHLB financing

On July 11, 2012, Tuebor became a member of the FHLB. As of December 31, 2020, Tuebor had $288.0 million of borrowings outstanding (with an additional $1.2 billion of committed term financing available) from the FHLB, with terms of overnight to 3.75 years, interest rates of 0.41% to 2.74%, and advance rates of 45.0% to 95.7% on eligible collateral, including cash collateral. As of December 31, 2020, collateral for the borrowings was comprised of $280.1 million of CMBS and U.S. Agency Securities and $108.3 million of first mortgage commercial real estate loans. The weighted-average borrowings were $578.6 million for the year ended December 31, 2020. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit will be $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor is well-positioned to meet its obligations and pay down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2019, Tuebor had $1.1 billion of borrowings outstanding (with an additional $872.3 million of committed term financing available) from the FHLB, with terms of overnight to 4.75 years, interest rates of 1.47% to 2.95%, and advance rates of 60.8% to 100% on eligible collateral, including cash collateral. As of December 31, 2019, collateral for the borrowings was comprised of $432.0 million of CMBS and U.S. Agency Securities and $675.2 million of first mortgage commercial real estate loans. The weighted-average borrowings were $1.2 billion for the year ended December 31, 2019.

FHLB advances amounted to 6.8% of the Company’s outstanding debt obligations as of December 31, 2020.

There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s membership in the FHLB and its existing advances.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.1 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2020. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes
As of December 31, 2020, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $146.7 million in aggregate principal amount of 5.875% senior notes due 2021, $465.9 million in aggregate principal amount of 5.25% senior notes due 2022, $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027. As a result of the Company’s financing and liquidity measures implemented to date as a direct response to the COVID-19 pandemic, Ladder repurchased an aggregate principal of these notes of $139.1 million, recognizing a gain on extinguishment of debt of $19.0 million, offset by accelerated deferred financing cost amortization of $1.5 million during the three months ended June 30, 2020.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2020, the Company has a 100.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2020 and 2019.
Unamortized debt issuance costs of $12.9 million and $8.4 million are included in senior unsecured notes as of December 31, 2020 and 2019, respectively, in accordance with GAAP.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2017, the Company may redeem the 2021 Notes in whole or in part, upon not less than 30 nor more than 60 days’ notice, at redemption prices defined in the indenture governing the 2021 Notes, plus accrued and unpaid interest, if any, to the redemption date. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $119.5 million of principal of the 2021 Notes for a repurchase price of $119.3 million, recognizing a $0.1 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $146.7 million in aggregate principal amount of the 2021 Notes was due on August 1, 2021; however, subsequent to year end, the Company redeemed in full its 5.875% Senior Notes due 2021. Refer to Note 21 Subsequent Events for further details.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2022 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $465.9 million in aggregate principal amount of the 2022 Notes is due March 15, 2022.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. During the year ended December 31, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2020, the Company has a remaining amount available for repurchase of $38.1 million, which represents 3.1% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.78 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2020 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	384,251	(3,030)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2020		$38,102

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in aggregating to an amount approximating at least 90% of the REIT’s annual net taxable income. Refer to Item 8—”Financial Statements and Supplemental Data—Note 11, Equity Structure and Accounts” for disclosure of dividends declared.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $892.1 million for the year ended December 31, 2020 and $1.6 billion for the year ended December 31, 2019. Repayment of real estate securities provided net cash of $146.2 million for the year ended December 31, 2020 and $491.9 million for the year ended December 31, 2019.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $582.8 million of proceeds from sales of mortgage loans for the year ended December 31, 2020 and $1.0 billion sales of mortgage loans for the year ended December 31, 2019.

Proceeds from the sale of securities

We invest in CMBS, U.S. Agency Securities, corporate bonds and equity securities. Proceeds from sales of securities provided net cash of $932.2 million for the year ended December 31, 2020 and $855.9 million for the year ended December 31, 2019.

Proceeds from the sale of real estate

We own a portfolio of commercial real estate properties as well as residential condominium units. Proceeds from sales of real estate provided net cash of $44.7 million for the year ended December 31, 2020 and $12.1 million for the year ended December 31, 2019.

Proceeds from the issuance of equity

For the year ended December 31, 2020, we raised $32.0 million of proceeds in connection with the issuance of 4.0 million shares of our Class A common stock. For the year ended December 31, 2019, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2020 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$1,073,095	(1)	$620,240	$696,391	$232,840	$2,622,566
Unsecured revolving credit facility	266,430	(1)	—	—	—	266,430
Senior unsecured notes	146,655		465,850	347,956	651,838	1,612,299
Interest payable(2)	115,859		163,269	130,437	64,128	473,693
Other funding obligations(3)	149,763		—	—	—	149,763
Payments pursuant to tax receivable agreement (4)	899		—	—	—	899
Operating lease obligations	1,180		98	—	—	1,278
Total	$1,753,881		$1,249,457	$1,174,784	$948,806	$5,126,928

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2020 to determine the future interest payment obligations.
(3)          Comprised of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2020.
(4)    Refer to Note 16, Income Taxes - Tax Receivable Agreement for further details.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of December 31, 2020, our off-balance sheet arrangements consisted of $148.8 million of unfunded commitments of mortgage loan receivables held for investment, 63% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, our off-balance sheet arrangements consisted of $286.5 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower.

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

During 2020, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

•Current expected credit losses
•Acquisition of real estate
•Impairment or disposal of long lived assets
•Identified intangible assets and liabilities
•Variable interest entities
•Valuation of financial instruments

The following is a summary of accounting policies that require more significant management estimates and judgments:

Current expected credit losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company has engaged a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level.

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable.

The provision for loan losses for the years ended December 31, 2020 and 2019 were $18.3 million and $2.6 million, respectively. The allowance for loan losses as of December 31, 2020 and December 31, 2019 were $42.1 million and $20.5 million, respectively.

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

We had no property classified held for sale at December 31, 2020 or 2019. We did not record any impairments of real estate for any of the years ended December 31, 2020 or 2018. We recorded a $1.4 million impairment of real estate for the year ended December 31, 2019.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2020 and 2019, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

Reconciliation of Non-GAAP Financial Measures

Distributable earnings

For the fourth quarter of 2020, the Company began utilizing distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP earnings certain non-cash expenses and unrealized results as well as eliminating timing differences related to securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations, (ii) because management believes that it may be a useful performance measure for us and (iii) our board of directors considers distributable earnings in determining the amount of quarterly dividends. Distributable earnings replaced our prior presentation of core earnings, and core earnings presentations from prior reporting periods have been recast as distributable earnings.

We define distributable earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in fair value securities and passive interest in unconsolidated joint ventures; (iv) economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) unrealized provision for loan losses and unrealized real estate impairment; (vi) realized provisions for loan losses and realized real estate impairment; (vii) non-cash stock-based compensation; and (viii) certain transactional items. For the purpose of computing distributable earnings, management recognizes loan and real estate losses as being realized generally in the period in which the asset is sold or the Company determines a decline in value to be non-recoverable and the loss to be nearly certain.

For distributable earnings, we include adjustments for economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and exclusion of resultant GAAP recognition of the related economics during the subsequent periods. This adjustment is reflected in distributable earnings when there is a true risk transfer on the mortgage loan transfer and settlement. Historically, this adjustment has represented the impact of economic gains/(discounts) on intercompany loans secured by our own real estate which we had not previously recognized because such gains were eliminated in consolidation. Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for distributable earnings purposes. Management believes recognizing these amounts for distributable earnings purposes in the period of transfer of economic risk is a reasonable supplemental measure of our performance.

As discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from distributable earnings until the related asset is sold and the hedge position is considered “closed,” whereupon they would then be included in distributable earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing distributable earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, our investments in Agency interest-only securities and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the fair value securities adjusts for timing differences between when we recognize changes in the fair values of our assets. With regard to securities valuation, distributable earnings includes a decline in fair value deemed to be an other-than-temporary impairment for GAAP purposes only if the decline is determined to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made.

Our results of operations in the second quarter of 2020 were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the unfavorable market conditions that occurred near the onset of the COVID-19 pandemic. The actions taken by management had multiple impacts on distributable earnings for the three months ended June 30, 2020. Management believes the actions taken were prompted by the unusual market conditions and therefore outside of Ladder’s main operations. Management believes adjusting for certain transactional charges/gains related to the impact of COVID-19 on its performance measures provides a more useful guide to assess the ongoing main operations of the Company.

Set forth below is a reconciliation of income (loss) before taxes to distributable earnings ($ in thousands):

	Year Ended December 31,
	2020	2019
Income (loss) before taxes	$(19,247)	$139,647
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)(1)	(5,559)	663
Our share of real estate depreciation, amortization and gain adjustments (2)	22,493	27,201
Adjustments for unrecognized derivative results (3)	2,738	2,502
Unrealized (gain) loss on fair value securities	(225)	(1,927)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	912	(645)
Adjustment for impairment (4)	9,125	—
Non-cash stock-based compensation	41,761	23,118
Transactional adjustments (response to COVID-19 and other) (5)	16,259	—
Distributable earnings	$68,257	$190,559

(1)    Prior to the final exchanges of the Continuing LCFH Limited Partners into Class A shares in the third quarter of 2020, we considered the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have had fundamentally equivalent interests in our pre-tax earnings. Accordingly, for purposes of computing distributable earnings we start with pre-tax earnings and adjust for other noncontrolling interest in consolidated joint ventures, but we did not adjust for amounts attributable to noncontrolling interest held by Continuing LCFH Limited Partners. As of December 31, 2020, there are no remaining Continuing LCFH Limited Partners. Amount includes $16 thousand and $31 thousand of net income which are included in net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income for the years ended December 31, 2020 and 2019, respectively.

(2)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2020	2019
	Total GAAP depreciation and amortization	$39,079	$38,511
	Less: Depreciation and amortization related to non-rental property fixed assets	(99)	(99)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(2,377)	(2,836)
	Our share of real estate depreciation and amortization	36,603	35,576
	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(14,677)	(6,997)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	2,667	84
	Our share of accumulated depreciation and amortization on real estate sold	(12,010)	(6,913)
	Less: Operating lease income on above/below market lease intangible amortization	(2,100)	(1,462)
	Our share of real estate depreciation, amortization and gain adjustments	$22,493	$27,201

	GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of distributable earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gain/losses also must be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in distributable earnings ($ in thousands):

		Year Ended December 31,
		2020	2019
	GAAP realized gain (loss) on sale of real estate, net	$32,102	$1,392
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(20,092)	5,521
	Our share of accumulated depreciation and amortization on real estate sold	$12,010	$6,913

(3)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2020	2019
	Net results from derivative transactions	$(15,270)	$(30,011)
	Hedging interest expense	2,309	2,161
	Hedging realized result	10,223	25,348
	Adjustments for unrecognized derivative results	$(2,738)	$(2,502)

(4)
For the year ended December 31, 2020, the Company recorded a total CECL provision for loan loss of $18.3 million, of which $9.2 million was determined to be non-recoverable. The adjustment reflects the portion of such loan loss provision that management has determined to be recoverable. Prior to the January 1, 2020 implementation of CECL, all GAAP provisions for loan loss had been included in the computation of distributable earnings.

(5)
The impact from COVID-19 included adjustments related to the unusual market conditions and actions taken by management in the second quarter of 2020 including: (a) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net, (b) $15.4 million of losses from sales of CMBS, (c) $3.7 million of loss from conduit loan sales, (d) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense, (e) $2.1 million of professional fee expenses included in operating expenses and (f) $0.2 million of severance costs included in salaries and employee benefits. The $34.5 million total of the preceding amounts was partially offset by (g) $19.0 million of gains from the repurchase of, and extinguishment of, unsecured corporate bond debt at a discount from par, net of (h) $1.5 million of accelerated premium amortization included in interest expense. The transactional adjustment includes one non-COVID-19 related item pertaining to $0.7 of income related to a tax settlement recognized in the fourth quarter of 2020.

(b)Set forth below is a reconciliation of the COVID-19 losses from sales of highly rated, relatively short duration CMBS in the second quarter of 2020 as referenced in (5) above ($ in thousands):

	Year Ended December 31,
	2020	2019
Loss on sale of securities - COVID-19 related	$(14,670)	$—
Hedge (loss) related to sale of securities, included in net results from derivative transactions	(698)	—
Losses from sales of CMBS	$(15,368)	$—

(c)Set forth below is a reconciliation of the COVID-19 loss from conduit loan sales in the second quarter of 2020 as referenced in (5) above ($ in thousands):

	Year Ended December 31,
	2020	2019
Income from sales of loans, net - COVID-19 related	$(1,680)	$—
Hedge (loss) related to sales of loans, included in net results from derivative transactions	(1,994)	—
Losses from conduit loan sales	$(3,674)	$—

Distributable earnings has limitations as an analytical tool. Some of these limitations are:

•Distributable earnings does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations and is not necessarily indicative of cash necessary to fund cash needs; and

•Other companies in our industry may calculate distributable earnings differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, distributable earnings should not be considered in isolation or as a substitute for net income (loss) attributable to shareholders or any other performance measures calculated in accordance with GAAP, or as an alternative to cash flows from operations as a measure of our liquidity.

In addition, distributable earnings should not be considered to be the equivalent to REIT taxable income calculated to determine the minimum amount of dividends the Company is required to distribute to shareholders to maintain REIT status. In order for the Company to maintain its qualification as a REIT under the Code, we must annually distribute at least 90% of our REIT taxable income. The Company has declared, and intends to continue declaring, regular quarterly distributions to its shareholders in an amount approximating the REIT’s net taxable income.

In the future we may incur gains and losses that are the same as or similar to some of the adjustments in this presentation. Our presentation of distributable earnings should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	December 31, 2020	December 31, 2019
Debt obligations, net	$4,209,864	$4,859,873
Less: CLO debt(1)	(276,516)	—
Adjusted debt obligations	3,933,348	4,859,873
Total equity	1,548,425	1,638,977
Adjusted leverage	2.5	3.0

(1)As more fully discussed in Note 7 to our consolidated financial statements, we contributed $481.3 million of balance sheet loans into one CLO securitization that remains on our balance sheet for accounting purposes but should be excluded from debt obligations for adjusted leverage calculation purposes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2020 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2020, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(2,759)	$6,466
Increase by 1.00%	14,840	(6,692)

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

Based on the limited loan modifications completed to date, we are encouraged by the tone of these conversations and our borrowers’ response to the COVID-19 pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. Our portfolio’s low weighted-average LTV of 67.4% as of December 31, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Annual Report, as of December 31, 2020.

Net of the $1.3 billion of unrestricted cash held as of December 31, 2020, our adjusted leverage ratio would be below 2.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to “Financing Strategy in Current Market Conditions“ for further disclosures surrounding deleveraging actions completed during 2020.

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

Capital Market Risks

The COVID-19 pandemic resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. At the onset of the pandemic, U.S. financial markets, in particular, experienced limited liquidity, and forced selling by certain market participants to meet current obligations, which put further downward pressure on asset prices. In reaction to these volatile and unpredictable market conditions, banks and other lenders restricted lending activity and requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Ladder satisfied all margin calls on a timely basis and has since been rebated all of such margin. Refer to “Financing Strategy in Current Market Conditions“ for further disclosures surrounding liquidity and deleveraging actions completed during 2020.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Ladder Capital Corp and the notes related to the foregoing consolidated financial statements are included in this Item.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ladder Capital Corp

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Ladder Capital Corp and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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
Valuation of the Asset-Specific Provision for Loan Losses
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated mortgage loan receivables held for investment, at amortized cost were $2.35 billion, net of allowance for credit losses of $41.5 million, as of December 31, 2020. The provision for loan losses includes a portfolio-based, current expected credit loss (“CECL”) component and an asset-specific component of $20.1 million and $21.4 million, respectively. The portfolio-based component of the provision for loan losses is calculated using a credit loss model, which is a forward-looking, econometric, commercial real estate loss forecasting tool. The model is comprised of a probability of default model and a loss given default model that, layered together with loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative reserve is recorded. The asset-specific reserve component relates to reserves for losses on individually impaired loans. Management considers a loan to be impaired when it is deemed probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate, or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

The principal considerations for our determination that performing procedures relating to the valuation of the asset-specific provision for loan losses is a critical audit matter are (i) the significant judgment by management in determining the fair value of the collateral of impaired loans for the asset-specific provision for loan losses, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to market capitalization rates used to estimate the fair value of the collateral of impaired loans for the asset-specific provision for loan losses. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the asset-specific provision for loan losses, including the significant assumptions related to market capitalization rates used to determine the fair value of the collateral for the asset-specific provision for loan losses. These procedures also included, among others (i) evaluating management’s process relating to the valuation of the asset- specific provision for loan losses, (ii) for a selection of individually impaired loans, evaluating the appropriateness of the methodologies used by management, (iii) testing the completeness and accuracy of the data, and (iv) for a selection of individually impaired loans, evaluating the reasonableness of the significant assumptions related to market capitalization rates by considering external market data. For a selection of individually impaired loans, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of methodologies used by management and (ii) the reasonableness of the significant assumptions related to market capitalization rates.

Valuation of Assets Acquired Through Foreclosure
As described in Notes 2 and 5 to the consolidated financial statements, the carrying value of the Company’s consolidated real estate and related lease intangibles, net was $985.3 million, inclusive of $106.8 million of foreclosed properties, as of December 31, 2020. The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. The Company records real estate acquired through foreclosure at fair value. In estimating the fair value of the tangible and intangible assets acquired, management considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods. These methods may include discounted cash flow models, for which assumptions including cash flow projections, discount and capitalization rates are used, or market comparable transactions, which require management judgment in determining the appropriateness of recent comparable sales of similar properties. Management may also use the ground lease approach for land valuation, which requires judgment in determining comparable ground leases and related capitalization rates.

The principal considerations for our determination that performing procedures relating to the valuation of assets acquired through foreclosure is a critical audit matter are (i) the significant judgment by management to estimate the fair value of the assets acquired through foreclosure, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to the appropriateness of recent comparable sales of similar properties. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of assets acquired through foreclosure, including the significant assumptions related to the appropriateness of recent comparable sales of similar properties. These procedures also included, among others (i) evaluating management’s process relating to the valuation of assets acquired through foreclosure, (ii) evaluating the appropriateness of the valuation methods used by management, (iii) testing the completeness and accuracy of the data, and (iv) evaluating the reasonableness of the comparable sales of similar properties assumptions. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of valuation methods used by management and (ii) the reasonableness of the significant assumptions related to the appropriateness of recent comparable sales of similar properties.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2021

We have served as the Company’s or its predecessor’s auditor since 2009.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2020(1)	December 31, 2019(1)
Assets
Cash and cash equivalents	$1,254,432	$58,171
Restricted cash	29,852	297,575
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,354,059	3,257,036
Allowance for credit losses	(41,507)	(20,500)
Mortgage loan receivables held for sale	30,518	122,325
Real estate securities	1,058,298	1,721,305
Real estate and related lease intangibles, net	985,304	1,048,081
Investments in and advances to unconsolidated joint ventures	46,253	48,433
FHLB stock	31,000	61,619
Derivative instruments	299	693
Accrued interest receivable	16,088	21,066
Other assets	116,633	53,348
Total assets	$5,881,229	$6,669,152
Liabilities and Equity
Liabilities
Debt obligations, net	$4,209,864	$4,859,873
Dividends payable	27,537	38,696
Accrued expenses	43,876	72,397
Other liabilities	51,527	59,209
Total liabilities	4,332,804	5,030,175
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 126,852,765 and 110,693,832 shares issued and 126,378,715 and 107,509,563 shares outstanding	127	108
Class B common stock, par value $0.001 per share, 100,000,000 shares authorized; zero and 12,158,933 shares issued and outstanding	—	12
Additional paid-in capital	1,780,074	1,532,384
Treasury stock, 474,050 and 3,184,269 shares, at cost	(62,859)	(42,699)
Retained earnings (dividends in excess of earnings)	(163,717)	(35,746)
Accumulated other comprehensive income (loss)	(10,463)	4,218
Total shareholders’ equity	1,543,162	1,458,277
Noncontrolling interest in operating partnership	—	172,054
Noncontrolling interest in consolidated joint ventures	5,263	8,646
Total equity	1,548,425	1,638,977
Total liabilities and equity	$5,881,229	$6,669,152

(1)Includes amounts relating to consolidated variable interest entities. See Note 1 and Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2020	2019	2018
Net interest income
Interest income	$239,849	$330,235	344,816
Interest expense	227,474	204,353	194,291
Net interest income	12,375	125,882	150,525
Provision for (release of) loan loss reserves	18,275	2,600	13,900
Net interest income (expense) after provision for (release of) loan losses	(5,900)	123,282	136,625

Other income (loss)
Operating lease income	100,248	106,366	106,177
Sale of loans, net	(1,571)	54,758	16,511
Realized gain (loss) on securities	(12,410)	14,911	(5,808)
Unrealized gain (loss) on equity securities	(132)	1,737	(1,605)
Unrealized gain (loss) on Agency interest-only securities	263	84	555
Realized gain (loss) on sale of real estate, net	32,102	1,392	95,881
Impairment of real estate	—	(1,350)	—
Fee and other income	12,654	24,403	26,285
Net result from derivative transactions	(15,270)	(30,011)	15,926
Earnings (loss) from investment in unconsolidated joint ventures	1,821	3,432	790
Gain (loss) on extinguishment/defeasance of debt	22,250	(1,070)	(4,392)
Total other income (loss)	139,955	174,652	250,320
Costs and expenses
Salaries and employee benefits	58,101	67,768	60,117
Operating expenses	20,294	22,595	21,696
Real estate operating expenses	28,584	23,323	29,799
Fee expense	7,244	6,090	5,055
Depreciation and amortization	39,079	38,511	41,959
Total costs and expenses	153,302	158,287	158,626
Income (loss) before taxes	(19,247)	139,647	228,319
Income tax expense (benefit)	(9,789)	2,646	6,643
Net income (loss)	(9,458)	137,001	221,676
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(5,544)	694	(15,864)
Net (income) loss attributable to noncontrolling interest in operating partnership	557	(15,050)	(25,797)
Net income (loss) attributable to Class A common shareholders	$(14,445)	$122,645	$180,015

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018
Earnings per share:
Basic	$(0.13)	$1.16	$1.85
Diluted	$(0.13)	$1.15	$1.84

Weighted average shares outstanding:
Basic	112,409,615	105,455,849	97,226,027
Diluted	112,409,615	106,399,783	97,652,065

Dividends per share of Class A common stock	$0.940	$1.360	$1.535

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(9,458)	$137,001	$221,676

Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(28,618)	24,678	(8,205)
Reclassification adjustment for (gain) loss included in net income (loss)	13,460	(14,748)	3,064

Total other comprehensive income (loss)	(15,158)	9,930	(5,141)

Comprehensive income (loss)	(24,616)	146,931	216,535
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(5,544)	694	(15,864)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	(30,160)	147,625	$200,671
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	5,765	(16,195)	(24,868)
Comprehensive income (loss) attributable to Class A common shareholders	$(24,395)	$131,430	$175,803

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures
Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977
Contributions	—	—	—	—	—	—	—	—	—	860	860
Distributions	—	—	—	—	—	—	—	—	(6,698)	(9,787)	(16,485)
Amortization of equity based compensation	—	—	—	—	42,728	—	—	—	—	—	42,728
Issuance of common stock	4,000	4	—	—	31,996	—	—	—	—	—	32,000
Issuance of Purchase Right	—	—	—	—	8,425	—	—	—	—	—	8,425
Purchase of treasury stock	(384)	—	—	—	—	(3,035)	—	—	—	—	(3,035)
Re-issuance of treasury stock	4,423	4	—	—	(4)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1,301)	(1)	—	—	—	(17,125)	—	—	—	—	(17,126)
Forfeitures	(28)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(107,729)	—	—	—	(107,729)
Exchange of noncontrolling interest for common stock	12,159	12	(12,160)	(12)	165,788	—	—	(6,952)	(158,613)	—	223
CECL adoption (refer to Note 3)	—	—	—	—	—	—	(5,797)	—	—	—	(5,797)
Net income (loss)	—	—	—	—	—	—	(14,445)	—	(557)	5,544	(9,458)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(9,950)	(5,208)	—	(15,158)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(1,243)	—	—	2,221	(978)	—	—
Balance, December 31, 2020	126,378	$127	—	$—	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$—	$5,263	$1,548,425

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(9,458)	$137,001	$221,676
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment/defeasance of debt	(22,250)	1,070	4,392
Depreciation and amortization	39,079	38,511	41,959
Unrealized (gain) loss on derivative instruments	269	(1,542)	(705)
Unrealized (gain) loss on equity securities	132	(1,737)	1,605
Unrealized (gain) loss on Agency interest-only securities	(263)	(84)	(555)
Unrealized (gain) loss on investment in mutual fund	(158)	(405)	(156)
Provision for (release of) loan loss reserves	18,275	2,600	13,900
Impairment of real estate	—	1,350	—
Amortization of equity based compensation	42,728	21,777	8,831
Amortization of deferred financing costs included in interest expense	18,730	10,987	10,906
Amortization of premium on mortgage loan financing	(1,160)	(1,584)	(1,023)
Amortization of above- and below-market lease intangibles	(2,234)	(1,359)	(1,739)
Amortization of premium/(accretion) of discount and other fees on loans	(15,530)	(17,845)	(19,820)
Amortization of premium/(accretion) of discount and other fees on securities	526	217	3,124
Realized (gain) loss on sale of mortgage loan receivables held for sale	(8,026)	(54,758)	(16,511)
Realized (gain) loss on sale of mortgage loan receivables held for investment	9,596	—	—
Realized (gain) loss on disposition of loan	(98)	(2,250)	—
Realized (gain) loss on securities	13,136	(14,911)	5,808
Realized (gain) loss on sale of real estate, net	(32,102)	(1,392)	(95,881)
Realized gain on sale of derivative instruments	(108)	84	(242)
Origination of mortgage loan receivables held for sale	(212,845)	(946,178)	(1,297,221)
Purchases of mortgage loan receivables held for sale	—	(9,934)	—
Repayment of mortgage loan receivables held for sale	404	667	14,242
Proceeds from sales of mortgage loan receivables held for sale	312,273	1,024,357	1,292,442
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(1,821)	(3,432)	(790)
Distributions from operations of investment in unconsolidated joint ventures	—	3,317	1,250
Deferred tax asset (liability)	94	4,814	(7,525)
Changes in operating assets and liabilities:
Accrued interest receivable	4,895	5,556	(1,339)
Other assets	(8,778)	1,502	3,369
Accrued expenses and other liabilities	(33,363)	(13,192)	20,436
Net cash provided by (used in) operating activities	111,943	183,207	200,433

	Year Ended December 31,
	2020	2019	2018

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(353,662)	(1,452,049)	(1,478,771)
Repayment of mortgage loan receivables held for investment	891,705	1,639,101	1,411,862
Proceeds from sale of mortgage loan receivables held for investment, at amortized cost	270,491	—	—
Purchases of real estate securities	(440,612)	(1,645,640)	(770,039)
Repayment of real estate securities	146,158	491,880	109,446
Basis recovery of Agency interest-only securities	7,611	12,086	18,349
Proceeds from sales of real estate securities	932,158	855,618	324,798
Purchases of real estate	(7,440)	(20,235)	(122,707)
Capital improvements of real estate	(6,103)	(7,592)	(7,782)
Proceeds from sale of real estate	67,104	12,123	157,008
Capital contributions and advances to investment in unconsolidated joint ventures	—	(56,337)	(3,865)
Capital distribution from investment in unconsolidated joint ventures	4,002	48,514	—
Capitalization of interest on investment in unconsolidated joint ventures	—	(142)	(1,507)
Purchase of FHLB stock	—	(3,704)	—
Proceeds from sale of FHLB stock	30,619	—	20,000
Purchase of derivative instruments	(196)	(310)	(545)
Sale of derivative instruments	430	100	888
Net cash provided by (used in) investing activities	1,542,265	(126,587)	(342,865)
Cash flows from financing activities:
Deferred financing costs paid	(18,021)	(6,910)	(3,509)
Proceeds from borrowings under debt obligations	10,021,156	14,402,852	5,806,914
Repayment of borrowings under debt obligations	(10,614,556)	(14,022,875)	(5,681,604)
Cash dividends paid to Class A common shareholders	(118,888)	(144,530)	(122,772)
Capital distributed to noncontrolling interests in operating partnership	(6,698)	(17,262)	(20,353)
Capital contributed by noncontrolling interests in consolidated joint ventures	860	498	7,604
Capital distributed to noncontrolling interests in consolidated joint ventures	(9,787)	(1,213)	(25,730)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(17,126)	(9,247)	(858)
Purchase of treasury stock	(3,035)	(637)	—
Issuance of common stock	32,000	—	99,006
Common stock offering costs	—	—	(499)
Issuance of Purchase Right	8,425	—	—
Net cash provided by (used in) financing activities	(725,670)	200,676	58,199
Net increase (decrease) in cash, cash equivalents and restricted cash	928,538	257,296	(84,233)
Cash, cash equivalents and restricted cash at beginning of period	355,746	98,450	182,683
Cash, cash equivalents and restricted cash at end of period	$1,284,284	$355,746	$98,450

	Year Ended December 31,
	2020	2019	2018
Supplemental information:
Cash paid for interest, net of amounts capitalized	$202,939	$195,061	$183,215
Cash paid (received) for income taxes	2,197	885	9,839

Non-cash investing and financing activities:
Repayment in transit of mortgage loans receivable held for investment (other assets)	69,649	—	106,205
Settlement of mortgage loan receivable held for investment by real estate, net	(28,903)	(44,183)	—
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	—	45,832	55,403
Proceeds from sale of real estate	—	—	1,421
Real estate acquired in settlement of mortgage loan receivable held for investment, net	29,310	84,356	—
Net settlement of sale of real estate, subject to debt - real estate	(31,768)	(11,943)	—
Net settlement of sale of real estate, subject to debt - debt obligations	31,768	11,943	—
Reduction in proceeds from sales of real estate	—	—	62,417
Assumption of debt obligations by real estate buyer/defeasance of debt and related costs	—	—	(62,417)
Exchange of noncontrolling interest for common stock	158,625	16,110	62,433
Mortgage loan financing acquired in settlement of mortgage loan receivable held for investment, net	—	(33,904)	—
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	223	394	428
Increase in amount payable pursuant to tax receivable agreement	—	(11)	(86)
Rebalancing of ownership percentage between Company and Operating Partnership	(978)	803	5,480
Dividends declared, not paid	27,537	38,696	37,316
Stock dividends	—	23,823	—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$1,254,432	$58,171	$67,878
Restricted cash	29,852	297,575	30,572
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,284,284	$355,746	$98,450

The accompanying notes are an integral part of these consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

We are an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH,” “Predecessor” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2020, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

Ladder Capital Corp was formed as a Delaware corporation on May 21, 2013. The Company conducted its initial public offering (“IPO”) which closed on February 11, 2014. The Company used the net proceeds from the IPO to purchase newly issued limited partnership units (“LP Units”) from LCFH. In connection with the IPO, Ladder Capital Corp also became a holding corporation and the general partner of, and obtained a controlling interest in, LCFH. Ladder Capital Corp’s only business is to act as the general partner of LCFH, and, as such, Ladder Capital Corp indirectly operates and controls all of the business and affairs of LCFH and its subsidiaries. The IPO transactions described herein are referred to as the “IPO Transactions.”

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely. We continue to actively manage the liquidity and operations of the Company in light of the market conditions and the overall financial impact of the COVID-19 pandemic across most industries in the United States. In view of the uncertainty related to the severity and duration of the pandemic, its ultimate impact on our revenues, profitability and financial position remains difficult to assess at this time. Refer to the Notes to the Consolidated Financial Statements for further disclosure on the current and potential impact of the COVID-19 global pandemic on our business.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company conducted a more extensive going concern analysis as a result of market conditions throughout the year ended December 31, 2020.

As the COVID-19 crisis evolved, management implemented a plan to increase liquidity resources and pay down debt. The Company maintained an unrestricted cash position of $1.3 billion as of December 31, 2020 to mitigate uncertainty in liquidity needs in light of market conditions. The Company was in compliance with all financial covenants as of December 31, 2020 (refer to Note 7, Debt Obligations, Net). As of March 31, 2020, partly as a result of maintaining higher levels of cash, the Company was not in compliance with its 3.5x covenant ratio with certain of its lenders; however, the Company cured such non-compliance through pay downs of debt with various counterparties during the cure period. Management continues to evaluate the Company’s liquidity under the current market conditions and expects that its current cash resources, operating cash flows and ability to obtain financing is sufficient to sustain operations for a period greater than one year from the issuance date of this Annual Report. As part of the Company’s actions implemented in direct response to the COVID-19 pandemic, for the three months ended June 30, 2020, the Company incurred an additional $2.1 million of professional fees, included in operating expenses, and $0.2 million of severance costs, included in salaries and employee benefits.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. See Note 10, Consolidated Variable Interest Entities for further information on the Company’s consolidated variable interest entities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•valuation of real estate securities;
•valuation of mortgage loan receivables held for sale;
•valuation of real estate;
•allocation of purchase price for acquired real estate;
•impairment, and useful lives, of real estate;
•useful lives of intangible assets;

•valuation of derivative instruments;
•valuation of deferred tax asset (liability);
•amounts payable pursuant to the Tax Receivable Agreement;
•determination of effective yield for recognition of interest income;
•adequacy of provision for loan losses including the valuation of underlying collateral for collateral-dependent loans;
•determination of other than temporary impairment of real estate securities and investments in and advances to unconsolidated joint ventures;
•certain estimates and assumptions used in the accrual of incentive compensation and calculation of the fair value of equity compensation issued to employees;
•determination of the effective tax rate for income tax provision; and
•certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2020 and 2019. At December 31, 2020 and 2019, and at various times during the years, the balances exceeded the insured limits

Restricted Cash

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

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company has engaged a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded. The CECL model was implemented in 2020. Given prior period loss models were based on the incurred loss model, management notes that prior periods are not measured on a comparable basis.

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company may use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals and take into account potential sale bids. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary.

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable.

Mortgage Loan Receivables Held for Sale

Mortgage loan receivables held for sale are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. Mortgage loan receivables held for sale are recorded at lower of cost or market value on an individual basis.

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

Allocation of Purchase Price for Acquired Real Estate

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods. These methods may include discounted cash flow models, for which assumptions including cash flow projections, discount and capitalization rates, or market comparable transactions, which require management judgment in determining the appropriateness of recent comparable sales of similar properties, or the ground lease approach for land valuation, which requires management judgement in determining comparable ground leases to forecast the economic ground rent and apply capitalization rate to the forecast economic ground rent to estimate land value. The Company may also utilize estimates of replacement costs net of depreciation. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

The fair value of other investments and debt assumed are valued using techniques consistent with those disclosed in Note 15 Fair Value of Financial Instruments, depending on the nature of the investments or debt. The fair value of other assumed assets and liabilities are based on best information available at the time of the acquisition.

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

Level 2 - Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,

•Quoted prices in less active or inactive markets for identical or similar instruments,

•Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

•Valuations based on third-party indications (broker quotes, counterparty quotes or pricing services) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations, and

•Valuations based on internal models with significant unobservable inputs.

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

Debt Issuance Costs

The Company recognizes debt issuance costs related to its senior unsecured notes on its consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $12.9 million and $8.4 million are included in senior unsecured notes as of December 31, 2020 and 2019, respectively. The Company defers debt issuance costs associated with lines of credit and presents them as an asset and subsequently amortizes the debt issuance costs ratably over the term of the revolving debt arrangement. The Company considers its committed loan master repurchase facilities, borrowings under credit agreement and revolving credit facility to be revolving debt arrangements.

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

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2020 and 2019, none of the Company’s repurchase agreements are accounted for as linked transactions.

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

As part of the Tax Cuts and Jobs Act, the federal income tax rate applicable to TRS activities has been reduced. The Company has adjusted its deferred tax positions at the TRSs to reflect the reduced tax rate as part of its 2017 tax provision.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on the temporary differences between financial reporting and tax bases of assets and liabilities. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry-specific economic outlook. The realizability analysis is inherently subjective, and it requires the Company to forecast its business and general economic environment in future periods.

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

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of operating expense on its consolidated statements of income. For the years ended December 31, 2020 and 2019, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2020, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 11.2% of the Company’s CMBS portfolio as of December 31, 2020, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective upon issuance of ASU 2020-04 for contract modifications and hedging relationships on a prospective basis. While the Company is currently assessing the impact of ASU 2020-04, the Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

December 31, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,243,639	$2,232,749	6.50%	1.00
Mezzanine loans	121,565	121,310	10.83%	2.42
Total mortgage loans	2,365,204	2,354,059	6.65%	1.07
Allowance for credit losses	N/A	(41,507)
Total mortgage loan receivables held for investment, net, at amortized cost	2,365,204	2,312,552
Mortgage loan receivables held for sale:
First mortgage loans	30,478	30,518	4.05%	9.18
Total	$2,395,682	$2,343,070	6.74%	1.23

(1)Includes the impact from interest rate floors. December 31, 2020 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of December 31, 2020, $1.9 billion, or 82.0%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $1.9 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2020, $30.5 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2019 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,147,275	$3,127,173	6.77%	1.35
Mezzanine loans	130,322	129,863	10.97%	3.26
Total mortgage loans	3,277,597	3,257,036	6.94%	1.43
Allowance for credit losses	N/A	(20,500)
Total mortgage loan receivables held for investment, net, at amortized cost	3,277,597	3,236,536
Mortgage loan receivables held for sale:
First mortgage loans	122,748	122,325	4.20%	9.99
Total	$3,400,345	$3,358,861	6.88%	1.75

(1)Includes the impact from interest rate floors. December 31, 2019 LIBOR rates are used to calculate weighted average yield for floating rate loans.

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

For the years ended December 31, 2020 and 2019, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	353,661	—	212,845
Repayment of mortgage loan receivables	(960,832)	—	(404)
Proceeds from sales of mortgage loan receivables	(270,491)	—	(312,273)
Non-cash disposition of loans via foreclosure(1)	(31,249)	—	—
Sale of loans, net	(9,596)	—	8,025
Accretion/amortization of discount, premium and other fees	15,530	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,500	—
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—
Provision for current expected credit loss, net (impact to earnings)(2)	—	(18,543)	—
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(2)During the year ended December 31, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement, including the period to date change for the year ended December 31, 2020, is accounted for as provision for current expected credit loss in the consolidated statements of income.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Mortgage loans transferred but not considered sold	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	1,452,049	—	—	946,178
Purchases of mortgage loan receivables	—	—	—	9,934
Repayment of mortgage loan receivables	(1,531,551)	—	—	(795)
Proceeds from sales of mortgage loan receivables(1)	—	(15,504)	—	(1,008,853)
Non-cash disposition of loan via foreclosure(2)	(45,529)	—	—	—
Sale of loans, net	—	—	—	54,758
Transfer between held for investment and held for sale(1)	45,832	15,504	—	(61,336)
Accretion/amortization of discount, premium and other fees	17,845	—	—	—
Provision for/(release of) loan loss reserves	—	—	(2,600)	—
Balance, December 31, 2019	$3,257,036	$—	$(20,500)	$122,325

(1)We sell certain loans into securitizations; however, for a transfer of financial assets to be considered a sale, the transfer must meet the sale criteria of ASC 860 under which the Company must surrender control over the transferred assets which must qualify as recognized financial assets at the time of transfer. The assets must be isolated from the Company, even in bankruptcy or other receivership, the purchaser must have the right to pledge or sell the assets transferred and the Company may not have an option or obligation to reacquire the assets. If the sale criteria are not met, the transfer is considered to be a secured borrowing, the assets remain on the Company’s consolidated balance sheets and the sale proceeds are recognized as a liability. During the three months ended March 31, 2019, the Company reclassified from mortgage loan receivables held for sale to mortgage loans transferred but not considered sold, at amortized cost, one loan with an outstanding face amount of $15.4 million, a book value of $15.5 million (fair value at the date of reclassification) and a remaining maturity of 9.8 years, which was sold to the WFCM 2019-C49 securitization trust. Subsequent to March 31, 2019, the controlling loan interest was sold to the UBS 2019-C16 securitization trust, and as a result, the loan previously sold during the three months ended March 31, 2019 was accounted for as a sale during the year ended December 31, 2019.
(2)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2017	$3,282,462	$(4,000)	$230,180
Origination of mortgage loan receivables	1,478,771	—	1,297,221
Repayment of mortgage loan receivables	(1,518,066)	—	(14,242)
Proceeds from sales of mortgage loan receivables	—	—	(1,291,828)
Sale of loans, net	—	—	16,511
Transfer between held for investment and held for sale	55,403	—	(55,403)
Accretion/amortization of discount, premium and other fees	19,820	—	—
Provision for (release of) loan loss reserves	—	(13,900)	—
Balance, December 31, 2018	$3,318,390	$(17,900)	$182,439

During the years ended December 31, 2020, 2019 and 2018, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing. During the year ended December 31, 2019, the transfers of financial assets via sales of loans were treated as sales under ASC Topic 860 — Transfers and Servicing, except for the one loan discussed above.

As of December 31, 2020 and 2019, there was $0.5 million and $0.4 million, respectively, of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
	2020		2019		2018
Allowance for credit losses at beginning of period	$20,500		$17,900		$4,000
Provision for current expected credit loss (implementation impact)	4,964	(5)	—		—
Provision for current expected credit loss, net (impact to earnings) (3)	18,543	(4)	2,600		13,900
Foreclosure of loans subject to asset-specific reserve	(2,500)		—		—
Allowance for credit losses at end of period	$41,507		$20,500		$17,900

	December 31, 2020		December 31, 2019
Carrying value of loans on non-accrual status, net of asset-specific reserve	$175,022	(1)	$86,025	(2)

(1)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $27.1 million, one loan with a carrying value of $36.4 million, one loan with a carrying value of $13.0 million, one loan with a carrying value of $30.6 million, and one loan with a carrying value of $43.8 million which was foreclosed on in 2021 and is under contract for sale, as further discussed below.
(2)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, one loan with a carrying value of $0.4 million and one loan with a carrying value of $61.5 million, as further discussed below.
(3)The total provision includes asset specific reserves of $9.2 million, $2.0 million and $12.7 million as well as a general reserve component of $9.4 million, $0.6 million, and $1.2 million for the years ended 2020, 2019, and 2018 respectively.
(4)Additional provisions for current expected credit losses that impact earnings for the year ended 2020 include releases of $0.3 million on unfunded commitments and $2.0 thousand on held-to-maturity securities.
(5)Additional provisions for current expected credit losses related to implementation of $0.8 million and $22.0 thousand related to unfunded commitments and held-to-maturity securities, respectively, were recorded on January 1, 2020 at implementation of CECL.

Current Expected Credit Loss (“CECL”)

On January 1, 2020, the Company recorded a CECL Reserve of $11.6 million, which equated to 0.36% of $3.2 billion carrying value of its held for investment loan portfolio. This reserve excluded three loans that previously had an aggregate of $14.7 million of asset-specific reserves and a carrying value of $39.8 million as of January 1, 2020. Upon adoption, the aggregated CECL Reserve reduced total shareholder’s equity by $5.8 million.

As of December 31, 2020, the Company has a $42.1 million allowance for current expected credit losses. This includes three loans that have an aggregate of $21.4 million of asset-specific reserves against a carrying value of $116.4 million as of December 31, 2020.

The total change in reserve for provision for the year ended December 31, 2020 was $18.3 million, which includes $9.1 million in the general reserve on both the loans held for investment and the related unfunded commitments and $9.2 million in asset-specific provision related to three loans. These increases and decreases during the year are primarily due to the update of the macro economic assumptions used instead of the more stable “Baseline” scenario from the Federal Reserve that was utilized in the January 1, 2020 CECL reserve analysis. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

The Company has concluded that none of its loans, other than the four loans discussed below, are individually impaired as of December 31, 2020.

Loan Portfolio by Geographic Region, Property Type and Vintage ($ in thousands)

Amortized Cost
Geographic Region
Northeast	$707,485
Southwest	437,153
South	313,759
Midwest	462,602
West	316,620
Subtotal loans	2,237,619
Individually impaired loans(1)	116,440
Total loans	$2,354,059

(1)Included in individually impaired loans are two loans, which were originated in 2016 simultaneously as part of a single transaction with a combined amortized cost of $26.9 million, collateralized by a mixed use property located in the Northeast region; one loan, which was originated in 2016 and subsequently restructured into two loans in 2018, with a combined amortized cost of $44.6 million, collateralized by a mixed use property located in the Northeast region; and one loan, originated in 2018, with an amortized cost of $45.0 million, collateralized by a hotel located in the South region. The above individually impaired loans’ amortized cost bases exclude asset-specific provisions totaling $21.4 million.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing Ladder’s loan portfolio by collateral type. The following table summarizes the amortized cost of the loan portfolio by property type ($ in thousands).

	Amortized Cost Basis by Origination Year
Property Type	2020	2019	2018	2017	2016 and Earlier	Total
Office	$—	$196,610	$249,330	$83,673	$50,935	$580,548
Multifamily	65,537	260,254	44,665	24,406	—	394,862
Hospitality	—	43,000	139,394	67,307	78,694	328,395
Other	31,217	131,434	77,484	—	—	240,135
Mixed Use	106,537	101,704	—	13,268	—	221,509
Retail	—	110,492	—	—	65,734	176,226
Industrial	46,130	114,630	—	—	6,461	167,221
Manufactured Housing	4,553	57,305	11,718	—	3,961	77,537
Self-Storage	—	35,986	15,200	—	—	51,186
Subtotal loans	253,974	1,051,415	537,791	188,654	205,785	2,237,619
Individually Impaired loans (1)	—	—	44,952	—	71,488	116,440
Total loans (2)	$253,974	$1,051,415	$582,743	$188,654	$277,273	$2,354,059

(1)Included in individually impaired loans are two loans, which were originated in 2016 simultaneously as part of a single transaction with a combined amortized cost of $26.9 million, collateralized by a mixed use property located in the Northeast region, one loan, which was originated in 2016 and subsequently restructured into two loans in 2018, with a combined amortized cost of $44.6 million, collateralized by a mixed use property located in the Northeast region, and one loan, originated in 2018, with a amortized cost of $45.0 million, collateralized by a hotel located in the South region. The above individually impaired loans’ amortized cost basis excludes asset-specific provisions totaling $21.4 million.
(2)Not included above is $14.5 million of accrued interest receivable on all loans at December 31, 2020.

Individually Impaired Loans

As of December 31, 2020, two loans with a carrying value of $24.2 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded an asset-specific provision for loss in 2018 on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of December 31, 2020, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a TDR, which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. For the three months ended March 31, 2020, management determined that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent comparable sales and (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of December 31, 2020, the combined carrying value, after impairment of the A-Note and the B-Note was $27.1 million.

For the three months ended December 31, 2020, management identified one loan secured by a hotel in the Southeast region with a carrying value of $45.0 million as impaired, reflecting a decline in the collateral value attributable to new information available related to a purchase offer on the property. A reserve of $1.2 million was recorded for this impaired loan in the three months ended December 31, 2020 to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. Subsequent to year end, in February 2021, the Company foreclosed on the asset and closed on the sale of the asset.

As of December 31, 2020, there were no unfunded commitments associated with modified loans considered TDRs.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Other Loans on Non-Accrual Status

As of December 31, 2020, three other loans were on non-accrual status, with a combined carrying value of $79.9 million. The Company put such loans on non-accrual status in the fourth quarter 2020 and performed a review of the collateral for the loans. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. The Company will continue to monitor for impairment.

There are no other loans on non-accrual status other than those discussed in Individually Impaired Loans and Other Loans on Non-Accrual Status above as of December 31, 2020.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. CMBS, CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2020 and 2019 ($ in thousands):

December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$1,015,520	$1,015,282	$1,382	$(13,363)	$1,003,301	(3)	90	AAA	1.56%	1.56%	2.01
CMBS interest-only(2)(4)	1,498,181	21,567	672	(26)	22,213	(5)	15	AAA	0.44%	3.53%	2.19
GNMA interest-only(4)(6)	75,350	868	232	(100)	1,000		11	AA+	0.43%	5.06%	3.59
Agency securities(2)	586	593	12	—	605		2	AA+	2.55%	1.64%	1.26
GNMA permanent securities(2)	30,254	30,340	859	—	31,199		5	AA+	3.87%	3.49%	1.98
Total debt securities	$2,619,891	$1,068,650	$3,157	$(13,489)	$1,058,318		123		0.91%	1.66%	2.01
Provision for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,619,891	$1,068,650	$3,157	$(13,509)	$1,058,298		123

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2020 and 2019 ($ in thousands):

December 31, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$230,977	$748,953	$23,371	$—	$1,003,301
CMBS interest-only	1,572	20,641	—	—	22,213
GNMA interest-only	65	647	288	—	1,000
Agency securities	—	605	—	—	605
GNMA permanent securities	67	31,132	—	—	31,199
Provision for current expected credit losses	—	—	—	—	(20)
Total debt securities	$232,681	$801,978	$23,659	$—	$1,058,298

December 31, 2019

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$177,193	$1,389,392	$77,737	$—	$1,644,322
CMBS interest-only	1,439	27,707	—	—	29,146
GNMA interest-only	91	1,504	256	—	1,851
Agency securities	—	637	—	—	637
GNMA permanent securities	416	31,953	—	—	32,369
Total debt securities	$179,139	$1,451,193	$77,993	$—	$1,708,325

During the years ended December 31, 2020 and 2019, the Company realized a gain (loss) on the sale of equity securities of $1.1 million and $0.2 million, respectively, which is included in realized gain (loss) on securities on the Company’s consolidated statements of income. There was a $0.1 million realized a gain (loss) on the sale of equity securities for the year ended December 31, 2018.

During the years ended December 31, 2020, 2019, and 2018, the Company realized losses on securities recorded as other than temporary impairments of $0.5 million, $0.1 million and $2.8 million, respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income.

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

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	December 31, 2020	December 31, 2019
Land	$220,511	$209,955
Building	838,542	883,005
In-place leases and other intangibles	157,176	161,203
Undepreciated Real estate and related lease intangibles	1,216,229	1,254,163
Less: Accumulated depreciation and amortization	(230,925)	(206,082)
Real estate and related lease intangibles, net	$985,304	$1,048,081

Below market lease intangibles, net (other liabilities)	$(36,952)	$(39,067)

At December 31, 2020 and 2019, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $106.8 million and $89.5 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense(1)	$32,383	$30,421	$31,537
Amortization expense	6,696	7,991	10,347
Total real estate depreciation and amortization expense	$39,079	$38,412	$41,884

(1)Depreciation expense on the consolidated statements of income also includes $99 thousand, $99 thousand and $75 thousand of depreciation on corporate fixed assets for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	December 31, 2020	December 31, 2019
Gross intangible assets(1)	$157,176	$161,203
Accumulated amortization	66,014	62,773
Net intangible assets	$91,162	$98,430

(1)Includes $4.2 million and $4.5 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

The following table presents increases/reductions in operating lease income recorded by the Company ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(367)	$(819)	$(648)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,600	2,177	2,387

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2020 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense
2021	$1,071	$5,509
2022	1,071	5,509
2023	1,071	5,509
2024	1,071	5,509
2025	1,071	5,509
Thereafter	27,426	59,449
Total	$32,781	$86,994

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

There were $0.5 million and $0.9 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

There was unencumbered real estate of $75.9 million and $59.2 million as of December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company recorded $5.6 million and $2.6 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income. There was no real estate operating income recorded during the year ended December 31, 2018.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2020 ($ in thousands):

Period Ending December 31,	Amount
2021	$79,393
2022	70,983
2023	64,425
2024	63,438
2025	62,138
Thereafter	471,409
Total	$811,786

Acquisitions

During the year ended December 31, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Aggregate purchases of net leased real estate			$7,440	100.0%

Real estate acquired via foreclosure
March 2020	Diversified	Los Angeles, CA	21,535	100.0%
June 2020	Diversified	Winston Salem, NC	3,900	100.0%
December 2020	Diversified	South Bend, IN	3,875	100.0%

Total real estate acquired via foreclosure			29,310

Total real estate acquisitions			$36,750

(1)Properties were consolidated as of acquisition date.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the year ended December 31, 2020, all acquisitions were determined to be asset acquisitions.

The purchase prices were allocated to the asset acquisitions during the year ended December 31, 2020, as follows ($ in thousands):

Purchase Price Allocation
Land	$25,250
Building	10,473
Intangibles	1,379
Below Market Lease Intangibles	(352)
Total purchase price	$36,750

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2020 was 39.8 years. The Company recorded $0.4 million in revenues from its 2020 acquisitions for the year ended December 31, 2020, which is included in its consolidated statements of income. The Company recorded $(0.9) million in earnings (losses) from its 2020 acquisitions for the year ended December 31, 2020, which is included in its consolidated statements of income.

During the year ended December 31, 2019, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Aggregate purchases of net leased real estate			$20,441	100.0%

Real estate acquired via foreclosure
February 2019	Diversified	Omaha, NE	18,200	100.0%
December 2019	Diversified	San Diego, CA	42,250	100.0%
December 2019	Diversified	Fort Worth and Arlington, TX	23,700	100.0%
Total real estate acquired via foreclosure			84,150

Total real estate acquisitions			$104,591

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

The weighted average amortization period for intangible assets acquired during the year ended December 31, 2019 was 34.2 years. The Company recorded $0.6 million in revenues from its 2019 acquisitions for the year ended December 31, 2019, respectively, which is included in its consolidated statements of income. The Company recorded $(2.3) million in earnings (losses) from its 2019 acquisitions for the year ended December 31, 2019, respectively, which is included in its consolidated statements of income.

Acquisitions via Foreclosure

In December 2020, the Company acquired a hotel in South Bend, IN, via foreclosure. The property previously served as collateral for a mortgage loan receivable held for investment with a basis of $4.1 million, net of an asset-specific loan loss provision of $0.5 million. The Company recorded a gain of $0.1 million resulting from the foreclosure of the loan. In December 2020, the foreclosed property was sold without any gain or loss.

In June 2020, the Company acquired a hotel in Winston Salem, NC via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a net basis of $3.8 million. The Company obtained a third-party appraisal of the property. The $3.9 million fair value was determined using the ground lease approach and the income approach to value. The appraiser utilized a terminal capitalization rate of 9.50% and a discount rate of 13.50%. There was no gain or loss resulting from the foreclosure of the loan. In September 2020, the foreclosed property was sold for a gain of $0.8 million.

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

In December 2019, the Company acquired a hotel in San Diego, CA, via foreclosure. This property previously served as collateral for two mortgage loan receivables held for investment with a net basis of $40.0 million. The receivables consisted of a $33.9 million first mortgage loan receivable to a third-party and a $5.7 million mortgage loan receivable held for investment by the Company as of the date of foreclosure. The $33.9 million first mortgage loan obligation was assumed by the Company on the date of acquisition. The Company obtained a third-party appraisal of the property with a fair value of $42.3 million. The value was determined using the income approach. The appraiser utilized a terminal capitalization rate of 8.50% and a discount rate of 10.50%. There was a $2.3 million gain resulting from the foreclosure of the loan.

In December 2019, the Company acquired a portfolio of two student housing properties in Fort Worth and Arlington, TX, via foreclosure. These properties previously served as collateral for a mortgage loan receivable held for investment with a net basis of $22.6 million. The acquisitions were recorded at fair value. The Company obtained a third-party appraisal of both properties. The $12.8 million fair value of the Fort Worth, TX property was determined using the income approach. The appraiser utilized a projected stabilized cash flow and a cap rate of 5.75%. The $10.9 million fair value of the Arlington, TX property was determined using the income approach. The appraiser utilized a projected stabilized cash flow and a cap rate of 6.00%. The Company also assumed $0.9 million of other liabilities, net in connection with the foreclosure. There was no gain or loss resulting from the foreclosure of the loan.

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

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Sales

The Company sold the following properties during the year ended December 31, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)(1)	Properties	Units Sold	Units Remaining
Various	Condominium	Miami, FL	$1,832	$1,821	$11	—	6	—
March 2020	Diversified	Richmond, VA	22,527	14,829	7,698	7	—	—
March 2020	Diversified	Richmond, VA	6,932	4,109	2,823	1	—	—
August 2020	Net Lease	Bellport, NY	19,434	15,012	4,422	1	—	—
September 2020	Diversified	Lithia Springs, GA	39,491	23,187	16,304	1	—	—
September 2020	Diversified	Winston Salem, NC	4,647	3,803	844	1	—	—
December 2020	Diversified	South Bend, IN	3,875	3,875	—	1	—	—
Totals			$98,738	$66,636	$32,102

(1)Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $32.1 million of realized gain (loss) on the disposal of fixed assets for the year ended December 31, 2020.

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

(1)Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $1.4 million of realized loss on the disposal of fixed assets for the year ended December 31, 2019.

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

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2020 and 2019 ($ in thousands):

Entity	December 31, 2020	December 31, 2019
Grace Lake JV, LLC	$4,023	$3,047
24 Second Avenue Holdings LLC	42,230	45,386
Investment in unconsolidated joint ventures	$46,253	$48,433

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2020 and 2019 ($ in thousands):

	Year Ended December 31,
Entity	2020	2019	2018
Grace Lake JV, LLC	$976	$1,047	1,658
24 Second Avenue Holdings LLC	845	2,385	(868)
Earnings (loss) from investment in unconsolidated joint ventures	$1,821	$3,432	$790

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

During the year ended December 31, 2020, the Company received no distributions from its investment in Grace Lake LLC. During the years ended December 31, 2019 and 2018, the Company had received $3.3 million and $1.3 million, respectively, of distributions from its investment in Grace Lake LLC.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recorded $0.8 million, $2.4 million and $(0.9) million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2019 and 2018, the Company capitalized interest related to the cost of its investment in 24 Second Avenue, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. During the years ended December 31, 2019 and 2018, the Company capitalized $0.1 million and $1.5 million, respectively, of interest expense, using a weighted average interest rate. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, subsequent to the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

The 24 Second Avenue investment consists of residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of December 31, 2020, 24 Second Avenue sold 20 residential condominium units for $53.0 million in total gross sale proceeds, and one residential condominium unit was under contract for sale for $2.3 million in gross sales proceeds with a 10% deposit down on the sales contract. As of December 31, 2020, the Company had no additional remaining capital commitment to 24 Second Avenue.

The Company’s non-controlling investment in 24 Second Avenue is an unconsolidated joint venture, which is a VIE for which the Company is not the primary beneficiary. This joint venture was deemed to be a VIE primarily based on (i) the fact that the total equity investment at risk (inclusive of the additional financing the Company provided through the first mortgage and mezzanine loans) is sufficient to permit the entities to finance activities without additional subordinated financial support provided by any parties, including equity holders; and (ii) the voting and economic rights are not disproportionate within the joint venture. The Company determined that it was not the primary beneficiary of this VIE because it does not have a controlling financial interest.

The Company holds its investment in 24 Second Avenue in a TRS.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020	December 31, 2019
Total assets	$114,916	$118,727
Total liabilities	75,775	78,762
Partners’/members’ capital	$39,141	$39,965

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenues	$17,461	$7,630	$19,122
Total expenses	14,206	14,930	13,381
Net income (loss)	$3,255	$(7,300)	$5,741

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2020 and December 31, 2019 are as follows ($ in thousands):

December 31, 2020

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2020(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$112,004		$387,996	1.91%	—	2.16%	12/19/2022	(3)	(4)	$180,416	$180,416
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	90,197		209,803	1.91%	—	2.91%	12/16/2021	(7)	(8)	154,850	154,850
Committed Loan Repurchase Facility	300,000	11,312		288,688	2.19%	—	2.19%	11/6/2022	(9)	(4)	28,285	28,285
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.28%	—	2.28%	12/31/2022	(10)	(4)	45,235	45,235
Committed Loan Repurchase Facility	100,000	15,672		84,328	2.66%	—	3.5%	10/24/2021	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	255,368		1,294,632							439,386	439,386
Committed Securities Repurchase Facility(2)	787,996	149,633		638,363	0.86%	—	1.11%	12/23/2021	N/A	(13)	226,008	226,008
Uncommitted Securities Repurchase Facility	N/A (14)	415,836		N/A (14)	0.73%	—	2.84%	1/2021-3/2021	N/A	(13)	502,476	502,476	(15)
Total Repurchase Facilities	1,950,000	820,837		1,544,999							1,167,870	1,167,870
Revolving Credit Facility	266,430	266,430		—	3.15%	—	3.15%	2/11/2022	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	766,064	766,064		—	3.75%	—	6.16%	2021 - 2030(18)	N/A	(19)	909,406	1,133,703	(20)
Secured Financing Facility	206,350	192,646	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	327,769	328,097
CLO Debt	279,156	276,516	(23)	—	5.5%	—	5.5%	5/16/2024	N/A	(4)	362,600	362,600
Borrowings from the FHLB	1,500,000	288,000		1,212,000	0.41%	—	2.74%	2021 - 2024	N/A	(24)	388,400	392,212	(25)
Senior Unsecured Notes	1,612,299	1,599,371	(26)	—	4.25%	—	5.88%	2021 - 2027	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations, Net	$6,580,299	$4,209,864		$2,756,999							$3,156,045	$3,384,482

(1)December 2020 LIBOR rates are used to calculate interest rates for floating rate debt.
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
(7)Two additional 364-day periods at Company’s option.
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
(15)Includes $2.1 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(16)Three additional 12-month periods at Company’s option.
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

(21)Presented net of unamortized debt issuance costs of $7.2 million and an unamortized discount of $6.6 million related to the Purchase Right (described in detail under Secured Financing Facility below) at December 31, 2020.
(22)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with Lender’s approval.
(23)Presented net of unamortized debt issuance costs of $2.6 million at December 31, 2020.
(24)First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.
(25)Includes $9.4 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(26)Presented net of unamortized debt issuance costs of $12.9 million at December 31, 2020.
(27)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2019

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2019(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility	$600,000	$183,828		$416,172	3.24%	—	3.74%	12/19/2022	(2)	(3)	$287,974	$288,210
Committed Loan Repurchase Facility	350,000	70,697		279,303	3.71%	—	3.81%	5/24/2020	(4)	(5)	101,590	103,868
Committed Loan Repurchase Facility	300,000	248,182		51,818	3.49%	—	3.74%	12/19/2020	(6)	(7)	382,778	382,778
Committed Loan Repurchase Facility	300,000	98,678		201,322	3.50%	—	3.75%	11/6/2022	(8)	(3)	175,000	175,270
Committed Loan Repurchase Facility	100,000	9,952		90,048	3.96%	—	3.99%	1/3/2023	(9)	(3)	75,628	75,813
Committed Loan Repurchase Facility	100,000	90,927		9,073	3.74%	—	3.80%	12/24/2020	(10)	(11)	126,311	126,311
Total Committed Loan Repurchase Facilities	1,750,000	702,264		1,047,736							1,149,281	1,152,250
Committed Securities Repurchase Facility	400,000	42,751		357,249	2.50%	—	2.56%	12/23/2021	N/A	(12)	52,691	52,691
Uncommitted Securities Repurchase Facility	N/A (13)	1,070,919		N/A (13)	2.17%	—	3.54%	1/2020 - 3/2020	N/A	(12)	1,188,440	1,188,440	(14)
Total Repurchase Facilities	2,150,000	1,815,934		1,404,985							2,390,412	2,393,381
Revolving Credit Facility	266,430	—		266,430	NA			2/11/2020	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	812,606	812,606		—	3.75%	—	6.75%	2020 - 2029(17)	N/A	(18)	988,857	1,192,106	(19)
Borrowings from the FHLB	1,945,795	1,073,500		872,295	1.47%	—	2.95%	2020 - 2024	N/A	(20)	1,107,188	1,113,811	(21)
Senior Unsecured Notes	1,166,201	1,157,833	(22)	—	5.25%	—	5.88%	2021 - 2025	N/A	N/A (23)	N/A (23)	N/A (23)
Total Debt Obligations	$6,341,032	$4,859,873		$2,543,710							$4,486,457	$4,699,298

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
(20)First mortgage commercial real estate loans and investment grade commercial real estate securities. It does not include the real estate collateralizing such loans and securities.
(21)Includes $9.9 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis. Additionally includes $261.0 million of cash collateral.
(22)Presented net of unamortized debt issuance costs of $8.4 million at December 31, 2019.
(23)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Committed Loan and Securities Repurchase Facilities

The Company has entered into multiple committed master repurchase agreements in order to finance its lending activities. The Company has entered into six committed master repurchase agreements, as outlined in the December 31, 2020 table above, totaling $1.6 billion of credit capacity. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $788.0 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of December 31, 2020 and December 31, 2019.

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

As of December 31, 2020, the Company had repurchase agreements with eight counterparties, with total debt obligations outstanding of $820.8 million. As of December 31, 2020, two counterparties, JP Morgan and Wells Fargo, held collateral that exceeded the amounts borrowed under the related repurchase agreements by more than $77.4 million, or 5% of our total equity. As of December 31, 2020, the weighted average haircut, or the percent of collateral value in excess of the loan amount, under our repurchase agreements was 29.7%. There have been no significant fluctuations in haircuts across asset classes on our repurchase facilities.

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

Effective June 16, 2020, the Company amended the pricing side letter related to one of its committed loan repurchase facility with a major U.S. bank to extend the current maturity date to March 24, 2021. The Company also temporarily increased the leverage covenant to 4.0x through and including December 31, 2020. On December 9, 2020, the Company further amended the pricing side letter to extend the current maturity date to October 24, 2021.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date, including all extension options, to February 2025. The amendment also provided for a reduction of the interest rate to one-month LIBOR plus 3.00% upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of December 31, 2020, interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. As of December 31, 2020, the Company had $266.4 million borrowings outstanding.

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

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in this Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of December 31, 2020 and 2019, the amount of unamortized costs relating to such facilities are $5.8 million and $8.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2021- 2030 as of December 31, 2020. These loans have carrying amounts of $766.1 million and $812.6 million, net of unamortized premiums of $4.6 million and $5.5 million as of December 31, 2020 and 2019, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $1.2 million, $1.6 million and $1.0 million of premium amortization, which decreased interest expense, for the years ended December 31, 2020, 2019 and 2018, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $909.4 million and $988.9 million as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company executed 10, 22 and 12 term debt agreements, respectively, to finance properties in its real estate portfolio.

On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing, recognizing a loss on extinguishment of debt of $1.1 million.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium of approximately $39.2 million minus the aggregate sum of all interest payments made under the Secured Financing Facility prior to the date of payment of the minimum interest premium, which is payable upon the earlier of maturity or repayment in full of the loan. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

As part of the strategic financing, the Lender also had the ability to make an equity investment in the Company of up to 4.0 million Class A common shares at $8.00 per share, subject to certain adjustments (the “Purchase Right”). The Purchase Right was exercised in full at $8.00 per share on December 29, 2020. In addition, the Lender has agreed not to sell, transfer, assign, pledge, hypothecate, mortgage, dispose of or in any way encumber the shares acquired as a result of exercising the Purchase Right for a period of time following the exercise date. In connection with the issuance of the Purchase Right, the Company and the Lender entered into a registration rights agreement, pursuant to which the Company has agreed to provide customary demand and piggyback registration rights to the Lender.

The Purchase Right was classified as equity and the $200.9 million of net proceeds from the original issuance were allocated $192.5 million to the originally issued debt obligation and $8.4 million to the Purchase Right using the relative fair value method. The commitment to issue shares will not be subsequently remeasured. The $8.4 million allocated to the Purchase Right is being treated as a discount to the debt and amortized over the life of the Purchase Right to interest expense.

As of December 31, 2020, the Company had $192.6 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $7.2 million and an $6.6 million unamortized discount related to the Purchase Right.

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

As of December 31, 2020, the Company had $276.5 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $2.6 million were included in CLO debt as of December 31, 2020.

The Company completed CLO issuances in the two transactions described below. In October 2019, the Company redeemed all outstanding debt obligations related to the two CLO transactions.

On October 17, 2017, a consolidated subsidiary of the Company consummated a securitization of floating-rate commercial mortgage loans through a static CLO structure. Over $456.9 million of balance sheet loans (“Contributed Loans”) were contributed into the CLO. A consolidated subsidiary of the Company retained an approximately 18.5% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans and had the ability to appoint the special servicer under the CLO. The CLO was a VIE and the Company was the primary beneficiary.

On December 21, 2017, a subsidiary of the Company consummated a securitization of fixed and floating-rate commercial mortgage loans through a static CLO structure. Over $431.5 million of Contributed Loans were contributed into the CLO. A consolidated subsidiary of the Company retained an approximately 25.0% interest in the CLO by retaining the most subordinate classes of notes issued by the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans and had the ability to appoint the special servicer under the CLO. The CLO was a VIE and the Company was the primary beneficiary.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a consolidated subsidiary of the Company, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. On December 6, 2017, Tuebor’s advance limit was updated by the FHLB to the lowest of a Set Dollar Limit ($2.0 billion), 40% of Tuebor’s total assets or 150% of the Company’s total equity. Beginning April 1, 2020 through December 31, 2020, the Set Dollar Limit was $1.5 billion. Beginning January 1, 2021 through February 19, 2021, the Set Dollar Limit will be $750.0 million. Tuebor has met its obligations and paid down its advances in accordance with the scheduled reduction in the Set Dollar Limit, which remains subject to revision by the FHLB or as a result of any future changes in applicable regulations.

As of December 31, 2020, Tuebor had $288.0 million of borrowings outstanding (with an additional $1.2 billion of committed term financing available from the FHLB), with terms of overnight to 3.75 years (with a weighted average of 2.76 years), interest rates of 0.41% to 2.74% (with a weighted average of 1.12%), and advance rates of 45.0% to 95.7% on eligible collateral. As of December 31, 2020, collateral for the borrowings was comprised of $280.1 million of CMBS and U.S. Agency Securities and $108.3 million of first mortgage commercial real estate loans.

As of December 31, 2019, Tuebor had $1.1 billion of borrowings outstanding (with an additional $872.3 million of committed term financing available from the FHLB), with terms of overnight to 4.75 years (with a weighted average of 2.1 years), interest rates of 1.47% to 2.95% (with a weighted average of 2.33%), and advance rates of 60.8% to 100% of the collateral, including cash collateral. As of December 31, 2019, collateral for the borrowings was comprised of $432.0 million of CMBS and U.S. Agency Securities and $675.2 million of first mortgage commercial real estate loans and $261.0 million of cash.

FHLB advances amounted to 6.8% of the Company’s outstanding debt obligations as of December 31, 2020.

After February 19, 2021, pursuant to a final rule adopted by the Federal Housing Finance Agency (the "FHFA") regarding the eligibility of captive insurance companies, Tuebor's outstanding advances may remain outstanding until their scheduled maturity dates, but Tuebor may not borrow additional funds. There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s existing advances.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.1 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2020. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of December 31, 2020, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $146.7 million in aggregate principal amount of 5.875% senior notes due 2021 (the “2021 Notes”), $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). As a result of the Company’s financing and liquidity measures implemented to date as a direct response to the COVID-19 pandemic, Ladder repurchased an aggregate principal of the Notes of $139.1 million, recognizing a gain on extinguishment of debt of $19.0 million, offset by accelerated deferred financing cost amortization of $1.5 million during the three months ended June 30, 2020.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of December 31, 2020, the Company has a 100.0% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2020 and 2019.
Unamortized debt issuance costs of $12.9 million and $8.4 million are included in senior unsecured notes as of December 31, 2020 and 2019, respectively, in accordance with GAAP.

2021 Notes

On August 1, 2014, LCFH issued $300.0 million in aggregate principal amount of 5.875% senior notes due August 1, 2021 (the “2021 Notes”). The 2021 Notes require interest payments semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. The 2021 Notes will mature on August 1, 2021. The 2021 Notes are unsecured and are subject to incurrence-based covenants, including limitations on the incurrence of additional debt, restricted payments, liens, sales of assets, affiliate transactions and other covenants typical for financings of this type. At any time on or after August 1, 2017, the Company may redeem the 2021 Notes in whole or in part, upon not less than 30 nor more than 60 days’ notice, at redemption prices defined in the indenture governing the 2021 Notes, plus accrued and unpaid interest, if any, to the redemption date. On February 24, 2016, the board of directors authorized the Company to make up to $100.0 million in repurchases of the 2021 Notes from time to time without further approval. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2021 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $119.5 million of principal of the 2021 Notes for a repurchase price of $119.3 million, recognizing a $0.1 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $146.7 million in aggregate principal amount of the 2021 Notes was due on August 1, 2021; however, subsequent to year end, the Company redeemed in full its 5.875% Senior Notes due 2021. Refer to Note 21 Subsequent Events for further details.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2022 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $465.9 million in aggregate principal amount of the 2022 Notes is due March 15, 2022.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. During the year ended December 31, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2020, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.
Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2021	$1,219,750
2022	734,290
2023	351,800
2024	575,471
2025	468,876
Thereafter	884,678
Subtotal	4,234,865
Debt issuance costs included in senior unsecured notes	(12,928)
Debt issuance costs included in secured financing facility	(7,154)
Discount on secured financing facility related to Purchase Right	(6,550)
Debt issuance costs included in CLO debt	(2,640)
Debt issuance costs included in mortgage loan financing	(280)
Premiums included in mortgage loan financing(2)	4,551
Total	$4,209,864

(1)Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2021 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one year periods or could be refinanced by other existing facilities as of December 31, 2020.
(2)Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2020.

Financing Strategy in Current Market Conditions

In March 2020, as the COVID-19 health crisis rapidly transformed into a financial crisis, management took swift action to increase liquidity resources and actively manage its financing arrangements with its bank partners. In an abundance of caution, the Company first drew down on its $266.4 million unsecured revolving credit facility, which continues to be fully-drawn, and the proceeds continue to be held as unrestricted cash on the Company’s balance sheet as of February 19, 2021.

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has continued to improve during the three months ended December 31, 2020 as liquidity continued to return to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended December 31, 2020, the Company paid down $257.7 million of securities repurchase financing, primarily through sales of securities.

Federal Home Loan Bank (“FHLB”) Financing:  In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021. See “Liquidity and Capital Resources - FHLB financing” for further information.

During the three months ended December 31, 2020, the Company paid down FHLB borrowings of $38.0 million. The remaining maturities are staggered out through 2024. Funding for future advance paydowns would be obtained from the natural amortization of securities over time, loan pay offs and/or sales of loan and securities collateral. During the three months ended June 30, 2020, the Company paid down FHLB borrowings of $646.8 million and incurred $6.5 million in prepayment penalties related to this paydown.

Loan Repurchase Financing:  The Company has maintained a consistent dialogue with its loan financing counterparties since the COVID-19 crisis unfolded in late March 2020. In addition to using proceeds from the Company’s 2027 Notes offering in January to reduce secured debt, during the year ended December 31, 2020, the Company paid down over $446.9 million on such loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (refer to above). The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral could experience some measure of forbearance.

Secured Financing Facility:  On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender will provide the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans (see above).

Completion of Private CLO: On April 27, 2020, the Company completed a private CLO financing transaction with a major U.S. bank which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis (refer to above).

Based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing.

Financial Covenants

We were in compliance with all covenants described in the Company’s Annual Report, as of December 31, 2020.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2020 and 2019 ($ in thousands):

December 31, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$69,571	$—	$—	0.35
Futures
5-year Swap	23,800	108	—	0.25
10-year Swap	41,800	191	—	0.25
Total futures	65,600	299	—
Total derivatives	$135,171	$299	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2019

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1Month LIBOR	$69,571	$—	$—	0.36
Futures
5-year Swap	46,000	158	—	0.25
10-year Swap	149,800	516	—	0.25
5-year U.S. Treasury Note	1,100	4	—	0.25
Total futures	196,900	678	—
Credit Derivatives
S&P 500 Put Options	143,300	15	—	0.05
Total credit derivatives	143,300	15	—
Total derivatives	$409,771	$693	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Year Ended December 31, 2020
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(379)	$(15,113)	$(15,492)
Credit Derivatives	111	111	222
Total	$(268)	$(15,002)	$(15,270)

	Year Ended December 31, 2019
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$1,653	$(31,469)	$(29,816)
Credit Derivatives	(111)	(84)	(195)
Total	$1,542	$(31,553)	$(30,011)

	Year Ended December 31, 2018
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(747)	$16,176	$15,429
Swaps	1,403	(848)	555
Credit Derivatives	49	(107)	(58)
Total	$705	$15,221	$15,926

The Company’s counterparties held $0.8 million, $3.5 million and $5.0 million of cash margin as collateral for derivatives as of December 31, 2020, 2019, and 2018, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2020 and 2019. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of December 31, 2020
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

(1)Included in restricted cash on consolidated balance sheets.

As of December 31, 2020
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$820,837	$—	$820,837	$820,837	$—	$—
Total	$820,837	$—	$820,837	$820,837	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2020 and 2019 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

December 31, 2020
Notes 3 & 7
Restricted cash	$3,925
Mortgage loan receivables held for investment, net, at amortized cost	362,600
Accrued interest receivable	1,382
Other assets	69,649
Total assets	$437,556

Debt obligations, net	$276,516
Accrued expenses	682
Total liabilities	277,198

Net equity in VIEs (eliminated in consolidation)	160,358
Total equity	160,358

Total liabilities and equity	$437,556

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

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of December 31, 2020.

During the year ended December 31, 2020, 12,158,933 Series REIT LP Units and 12,158,933 Series TRS LP Units were collectively exchanged for 12,158,933 shares of Class A common stock and 12,158,933 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of December 31, 2020, the Company held a 100.0% interest in LCFH.

During the year ended December 31, 2019, 1,139,411 Series REIT LP Units and 1,139,411 Series TRS LP Units were collectively exchanged for 1,139,411 shares of Class A common stock; and 1,139,411 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of December 31, 2019, the Company held a 89.8% interest in LCFH.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2020, the Company has a remaining amount available for repurchase of $38.1 million, which represents 3.1% in the aggregate of its outstanding Class A common stock, based on the closing price of $9.78 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	384,251	(3,030)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2020		$38,102

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2019		$41,132

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2017		$41,769
Additional authorizations		—
Repurchases paid	—	—
Repurchases unsettled		—
Authorizations remaining as of December 31, 2018		$41,769

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in order to continue to qualify as a REIT.

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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2020, 2019 and 2018:

Declaration Date	Dividend per Share
February 27, 2020	$0.340
May 28, 2020	0.200
August 31, 2020	0.200
December 15, 2020	0.200
Total	$0.940

February 27, 2019	$0.340
May 30, 2019	0.340
August 22, 2019	0.340
November 26, 2019	0.340
Total	$1.360

February 27, 2018	$0.315
May 30, 2018	0.325
September 5, 2018	0.325
November 1, 2018(1)	0.570
Total	$1.535

(1)On October 30, 2018, the Company’s board of directors approved the fourth quarter 2018 dividend of $0.570 per share of the Company’s Class A common stock in order to meet its annual REIT taxable income distribution requirement. The dividend was paid as a combination of cash and Class A common stock, subject to shareholder elections.

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2020, 2019 and 2018:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital
March 10, 2020	April 1, 2020		$0.340	$0.230	$—	$0.039	$0.016	$0.071
June 10, 2020	July 1, 2020		0.200	0.135	—	0.023	0.009	0.042
September 10, 2020	October 1, 2020		0.200	0.135	—	0.023	0.009	0.042
December 31, 2020	January 15, 2021	(1)	0.200	—	—	—	—	—
Total			$0.940	$0.500	$—	$0.085	$0.034	$0.155

(1)The $0.200 fourth quarter dividend paid on January 15, 2021 is considered a 2021 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain
March 11, 2019	April 1, 2019		$0.340	$0.324	$0.054	$0.016	$0.005
June 10, 2019	July 1, 2019		0.340	0.324	0.054	0.016	0.005
September 10, 2019	October 1, 2019		0.340	0.324	0.054	0.016	0.005
December 10, 2019	January 3, 2020	(1)	0.340	0.324	0.054	0.016	0.005
Total			$1.360	$1.296	$0.216	$0.064	$0.020

(1)The $0.340 fourth quarter dividend paid on January 3, 2020 is considered a 2019 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain
December 11, 2017	January 3, 2018	(1)	$0.050	$0.038	$—	$0.012	$0.001
March 12, 2018	April 2, 2018		0.315	0.239	—	0.076	0.009
June 11, 2018	July 2, 2018		0.325	0.246	—	0.079	0.009
September 17, 2018	October 1, 2018		0.325	0.246	—	0.079	0.009
December 10, 2018	January 24, 2019	(2)	0.570	0.432	—	0.138	0.015
Total			$1.585	$1.201	$—	$0.384	$0.043

(1)$0.265 of the $0.315 fourth quarter dividend paid on January 3, 2018 is considered a 2017 dividend for U.S. federal income tax purposes. $0.050 is considered a 2018 dividend for U.S. federal income tax purposes and was reflected in 2019 tax reporting.
(2)The $0.570 fourth quarter dividend paid on January 24, 2019 is considered a 2018 dividend for U.S. federal income tax purposes.

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2020, 2019 and 2018 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$4,218	$475	$4,693
Other comprehensive income (loss)	(9,950)	(5,208)	(15,158)
Exchange of noncontrolling interest for common stock	(6,952)	6,952	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,221	(2,221)	—
December 31, 2020	$(10,463)	$(2)	$(10,465)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	8,785	1,145	9,930
Exchange of noncontrolling interest for common stock	65	(65)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
December 31, 2019	$4,218	$475	$4,693

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2017	$(212)	$116	$(96)
Other comprehensive income (loss)	(4,211)	(930)	(5,141)
Exchange of noncontrolling interest for common stock	(167)	167	—
Rebalancing of ownership percentage between Company and Operating Partnership	(59)	59	—
December 31, 2018	$(4,649)	$(588)	$(5,237)

12. NONCONTROLLING INTERESTS

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

Pursuant to LCFH’s Third Amended and Restated LLLP Agreement, dated as of December 31, 2014 and as amended, and subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, limited partners of LCFH prior to Ladder Capital Corp’s IPO who held an economic interest in LCFH and voting shares of Ladder Capital Corp Class B common stock (the “Continuing LCFH Limited Partners”) (or certain transferees thereof) were, subject to certain conditions, able to receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. However, such exchange for shares of Ladder Capital Corp Class A common stock did not affect the exchanging owners’ voting power since the votes represented by the canceled shares of Ladder Capital Corp Class B common stock were replaced with the votes represented by the shares of Class A common stock for which such Series Units, including TRS Shares as applicable, were exchanged. As of September 30, 2020, all shares of Class B common stock had been exchanged for shares of Class A common stock and the Company held a 100% interest in LCFH.

The roll-forward of the Operating Partnership’s LP Units followed the Class B common stock of the Company as disclosed in the consolidated statements of changes in equity. As of December 31, 2020, all shares of Class B common stock have been exchanged for shares of Class A common stock, and the Company held a 100% interest in LCFH.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of Continuing LCFH Limited Partners exchanges which caused changes in ownership percentages between the Company’s Class A shareholders and the noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2020, the Company has increased noncontrolling interests in the Operating Partnership and accumulated other comprehensive income and increased additional paid-in capital in the Company’s shareholders’ equity by $1.0 million as of December 31, 2020.

Distributions to Noncontrolling Interest in the Operating Partnership

Notwithstanding the foregoing, subject to any restrictions in applicable debt financing agreements and available liquidity as determined by the board of directors of each of Series REIT of LCFH and Series TRS of LCFH, each Series used commercially reasonable efforts to make quarterly distributions to each of its partners (including the Company) at least equal to such partner’s “Quarterly Estimated Tax Amount,” which was computed (as more fully described in LCFH’s Third Amended and Restated LLLP Agreement) for each partner as the product of (x) the U.S. federal taxable income (or alternative minimum taxable income, if higher) allocated by such Series to such partner in respect of the Series REIT LP Units and Series TRS LP Units held by such partner and (y) the highest marginal blended U.S. federal, state and local income tax rate (or alternative minimum taxable rate, as applicable) applicable to an individual residing in New York, NY, taking into account, for U.S. federal income tax purposes, the deductibility of state and local taxes; provided that Series TRS of LCFH took into account, in determining the amount of tax distributions to holders of Series TRS LP Units, the amount of any distributions each such holder received from Series REIT of LCFH in excess of tax distributions. In addition, to the extent the Company required an additional distribution from the Series of LCFH in excess of its quarterly tax distribution in order to pay its quarterly cash dividend, the Series of LCFH was required to make a corresponding distribution of cash to each of their partners (other than the Company) on a pro-rata basis. As of December 31, 2020, all shares of Class B common stock have been exchanged for shares of Class A common stock, and the Company held a 100% interest in LCFH. Due to the expiration of the partnership during the year, the above will no longer be applicable prospectively.

Income and losses and comprehensive income were allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement of LCFH upon liquidation of the Operating Partnership’s assets.

Noncontrolling Interest in Consolidated Joint Ventures

As of December 31, 2020, the Company consolidates four ventures in which there are other noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $81.7 million, 11 office buildings in Richmond, VA with a book value of $72.2 million, a single-tenant office building in Oakland County, MI with a book value of $9.2 million and an apartment complex in Miami, FL with a book value of $37.1 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2020	2019	2018
Basic Net income (loss) available for Class A common shareholders	$(14,445)	$122,645	$180,015
Diluted Net income (loss) available for Class A common shareholders	$(14,445)	$122,645	$180,015
Weighted average shares outstanding
Basic	112,409,615	105,455,849	97,226,027
Diluted	112,409,615	106,399,783	97,652,065

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	Year Ended December 31,
(In thousands except share and per share amounts)	2020(1)	2019(1)	2018(1)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(14,445)	$122,645	$180,015
Denominator:
Weighted average number of shares of Class A common stock outstanding	112,409,615	105,455,849	97,226,027
Basic net income (loss) per share of Class A common stock	$(0.13)	$1.16	$1.85

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$(14,445)	$122,645	$180,015
Add (deduct) - dilutive effect of:
Amounts attributable to operating partnership’s share of Ladder Capital Corp net income (loss)(2)	—	—	—
Additional corporate tax (expense) benefit(2)	—	—	—
Diluted net income (loss) attributable to Class A common shareholders	(14,445)	122,645	$180,015
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	112,409,615	105,455,849	97,226,027
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders(3)	—	—	—
Incremental shares of unvested Class A restricted stock(3)	—	943,934	426,038
Incremental shares of unvested stock options	—	—	—
Diluted weighted average number of shares of Class A common stock outstanding	112,409,615	106,399,783	97,652,065
Diluted net income (loss) per share of Class A common stock	$(0.13)	$1.15	$1.84

(1)For the years ended December 31, 2020, 2019 and 2018, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.
(2)The Company is using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back for periods prior to September 30, 2020. There are no Class B common stock outstanding as of December 31, 2020.
(3)The Company is using the treasury stock method.

The shares of Class B common stock do not share in the earnings of Ladder Capital Corp and are, therefore, not participating securities. Accordingly, basic and diluted net income (loss) per share of Class B common stock has not been presented, although the assumed conversion of Class B common stock has been included in the presented diluted net income (loss) per share of Class A common stock for the period of time that Class B common stock was outstanding.

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based and other compensation plans ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock Based Compensation Expense	$42,728	$21,777	$8,831
Phantom Equity Investment Plan	(1,238)	1,341	—
Stock Options Exercised	270	—	—
Ladder Capital Corp Deferred Compensation Plan	—	—	1,163
Bonus Expense	1,082	28,235	34,465
Total	$42,842	$51,353	$44,459

Summary of Stock and Shares/Options Nonvested/Outstanding

A summary of the grants is presented below:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	4,423,215	$12.84	1,569,694	$17.54	33,656	$14.86
Grants - Class A Common Stock dividends	—	—	11,113	16.61	—	—
Stock Options	—	—	12,073	—	—	—

The table below presents the number of unvested shares and outstanding stock options at December 31, 2020 and changes during 2020 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2019	1,436,683	994,208
Granted	4,423,215	—
Exercised	—	(83,845)
Vested	(3,031,109)	—
Forfeited	(27,965)	—
Expired	—	(229,261)
Nonvested/Outstanding at December 31, 2020	2,800,824	681,102

Exercisable at December 31, 2020 (1)		681,102

(1) The weighted-average exercise price of outstanding options, warrants and rights is $14.84 at December 31, 2020.

At December 31, 2020 there was $13.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 21.7 months, with a weighted-average remaining vesting period of 26 months.

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

On April 23, 2018, a new employee of the Company received a restricted stock award with a grant date fair value of $0.1 million, representing 3,566 shares of restricted Class A common stock, which vested in three equal installments on each of the first two anniversaries of the date of grant and the employee’s termination date. Compensation expense was recognized on a straight-line basis over the requisite service period.

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

Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance

For 2018 performance, certain employees received stock-based incentive equity on February 18, 2019. Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on distributable earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2019, 2020 and 2021, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8% based on distributable earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. In view of the adverse impacts of COVID-19 on the Company’s operations and investments and the resulting intensified corporate focus on defensive actions, including maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources, the Company no longer classified the 2020 Performance Target as probable as of May 27, 2020 and reversed $1.0 million of previous compensation expense relating to grants of restricted stock with a December 2020 performance hurdle as their last vesting date (not available to take advantage of the Catch-Up Provision). However, recognizing that Ladder’s employees took these actions that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements, on May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Company recorded $0.1 million of incremental compensation cost during the year ended December 31, 2020 as a result of this modification. As of December 31, 2020, there were 46 Ladder employees and one consultant eligible for the Performance Waiver.

On February 18, 2019, in connection with 2018 compensation, annual stock awards were granted to management employees (each, a “Management Grantee”) with an aggregate value of $11.7 million which represented 666,288 shares of Class A common stock. The award to Mr. Harris, and 50% of the awards to Mr. Fox, Mr. Harney, and Mr. Perelman, were unrestricted. For Ms. McCormack, 50% of her award became fully vested on her executive retirement eligibility date, December 8, 2019. The other 50% of incentive equity awarded to Mr. Fox, Mr. Harney, Ms. McCormack, and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and also subject to the Performance Waiver and Catch-Up Provision, each described above.

On February 18, 2019, in connection with 2018 compensation, annual stock awards were granted to certain non-management employees (each, a “Non-Management Grantee”) with an aggregate value of $14.9 million which represents 849,087 shares of mostly restricted Class A common stock. Fifty percent of most stock awards granted is subject to time-based vesting criteria, and the remaining 50% of each stock award is subject to attainment of the Performance Target for the applicable years and is also subject to the Performance Waiver and Catch-Up Provision, each described above. The time-vesting restricted stock granted to Non-Management Grantees will vest in three installments on February 18 of each of 2020, 2021 and 2022 subject to continued employment on the applicable vesting dates.

Other 2019 Restricted Stock Awards

On February 18, 2019, certain members of the board of directors each received annual restricted stock awards with a grant date fair value of $0.4 million, representing 25,626 shares of restricted Class A common stock, which vested in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award was recognized on a straight-line basis over the one year vesting period.

On January 24, 2019, Management Grantees received a restricted stock award with a grant date fair value of $11,328, representing 682 shares of restricted Class A common stock. These shares represent stock dividends paid on the number of shares subject to the 2016 options (had such shares been outstanding) and vested with the time-vesting 2016 options they are associated with, subject to the Retirement Eligibility Date of the respective member of management. Compensation expense was recognized on a straight-line basis over the requisite service period.

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

On July 1, 2019, a new employee of the Company received a restricted stock award with a grant date fair value of $0.4 million, representing 24,125 shares of restricted Class A common stock. Fifty percent of this restricted stock award granted is subject to time-based vesting criteria, and the remaining 50% of this restricted stock award is subject to attainment of the Performance Target for the applicable years and is also subject to the Performance Waiver and Catch-Up Provision, each described above. The time-vesting restricted stock granted will vest in three installments on July 1 of each of 2020, 2021 and 2022 subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments on July 1 of each of 2020, 2021 and 2022 upon the Compensation Committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2019, 2020 and 2021, respectively subject to the Performance Waiver. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these restricted stock award on a straight-line basis over the requisite service period.

Annual Incentive Awards Granted in 2020 with Respect to 2019 Performance

For 2019 performance, certain employees received stock-based incentive equity. Fair value for all restricted and unrestricted stock grants was calculated using the closing stock price on the grant date. Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2020, 2021 and 2022, respectively. Restricted stock subject to performance criteria is also subject to the Performance Waiver and the Catch-Up Provision, each described above. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

On February 18, 2020, in connection with 2019 compensation, annual stock awards were granted to Management Grantees, other than Ms. Porcella, with an aggregate fair value of $12.0 million million which represents 639,690 shares of Class A common stock. The grant to Ms. Porcella is subject to the same time-based and performance-based vesting described below for Non-Management Grantees and her shares are included in that total. The grant to Mr. Harris, and 50% of the grants to Mr. Fox,

Ms. McCormack and Mr. Perelman, were unrestricted. The other 50% of incentive equity granted to Mr. Fox, Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Performance Waiver and Catch-Up Provision, each described above.

On February 18, 2020, in connection with 2019 compensation, annual stock awards were granted to Ms. Porcella and Non-Management Grantees with an aggregate value of $15.0 million which represents 802,611 shares of mostly restricted Class A common stock. Fifty percent of most stock awards is subject to time-based vesting criteria, and the remaining 50% of these stock awards is subject to attainment of the Performance Target for the applicable years and is also subject to the Performance Waiver and Catch-Up Provision, each described above. The time-vesting restricted stock will vest in three installments on February 18 of each of 2021, 2022 and 2023 subject to continued employment on the applicable vesting dates.

Other 2020 Restricted Stock Awards

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

Annual Incentive Awards Granted in 2020 with Respect to 2020 Performance

For 2020 performance, certain employees received stock-based incentive equity in December 2020. Fair value for all restricted and unrestricted stock grants was calculated using the closing stock price on the grant date. Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2021, 2022 and 2023, respectively. Restricted stock subject to performance criteria is also subject to the Performance Waiver and the Catch-Up Provision, each described above. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.

On December 17, 2020, in connection with 2020 compensation, annual stock awards were granted to Management Grantees, other than Ms. Porcella, with an aggregate fair value of $14.5 million, which represents 1,463,039 shares of Class A common stock. The grant to Ms. Porcella is subject to the same time-based and performance-based vesting described below for Non-Management Grantees and her shares are included in the total. The grant to Mr. Harris and approximately 2/3 of the grants to Mr. Fox, Ms. McCormack and Mr. Perelman were unrestricted. The other 1/3 of incentive equity granted to Mr. Fox, Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Performance Waiver and Catch-Up Provision, each described above.

On December 17, 2020, in connection with 2020 compensation, annual stock awards were granted to Ms. Porcella and Non-Management employees with an aggregate fair value of $14.8 million, which represents 1,493,839 shares of Class A common stock. Approximately 1/3 of the awards to Ms. Porcella and Non-Management Grantees employees were unrestricted, with another 1/3 of the awards subject to time-based vesting criteria, and the remaining 1/3 subject to attainment of the Performance Target for the applicable years. The 1/3 of awards subject to attainment of the Performance Target is also subject to the Performance Waiver and Catch-Up Provision, each described above. The time-vesting restricted stock will vest in three installments on February 18 of each of 2022, 2023 and 2024 subject to continued employment on the applicable vesting dates.

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Fox, Ms. McCormack and Mr. Perelman will become fully vested if (1) such Management Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Management Grantee’s employment is terminated without cause or due to death or disability or the Management Grantee resigns for Good Reason, as defined in each Management Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

In the event Ms. Porcella or a Non-Management Grantee is terminated by the Company without cause within six months of certain changes in control, all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (or be forfeited) in accordance with the performance conditions.

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

As of December 31, 2020, there are 165,735 phantom units outstanding in the 2014 Deferred Compensation Plan, of which zero are unvested, resulting in a liability of $1.6 million, which is included in accrued expenses on the consolidated balance sheets. As of December 31, 2019, there were 265,275 phantom units outstanding in the 2014 Deferred Compensation Plan, of which 52,861 were unvested, resulting in a liability of $4.9 million, which is included in accrued expenses on the consolidated balance sheets.

Bonus Payments

On December 16, 2020, the board of directors of Ladder Capital Corp approved the 2020 bonus payments to employees, including officers, totaling $36.8 million of which $35.7 million consisted of equity based compensation. Of the total approved amount, there was $29.4 million of equity based compensation granted and recognized in 2020. On February 6, 2020, the board of directors of Ladder Capital Corp approved the 2019 bonus payments to employees, including officers, totaling $55.2 million, which included $27.0 million of equity based compensation. The bonuses were accrued for as of December 31, 2019 and paid to employees in full on February 14, 2020. On February 7, 2019, the board of directors of Ladder Capital Corp approved the 2018 bonus payments to employees, including officers, totaling $61.4 million, which included $26.6 million of equity based compensation. The bonuses were accrued for as of December 31, 2018 and paid to employees in full on February 15, 2019. During the year ended December 31, 2020, the Company recorded $1.1 million compensation expense related to bonuses due to the significant market disruption caused by the COVID-19 pandemic and the substantial economic uncertainty present in the commercial real estate market and overall economy. During the years ended December 31, 2019 and 2018, the Company recorded compensation expense of $28.2 million and $34.5 million, respectively, related to bonuses.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2020 and 2019 are as follows ($ in thousands):

December 31, 2020

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,015,520		$1,015,282	$1,003,301	Internal model, third-party inputs	1.56%	2.01
CMBS interest-only(1)	1,498,181	(2)	21,567	22,213	Internal model, third-party inputs	3.53%	2.19
GNMA interest-only(3)	75,350	(2)	868	1,001	Internal model, third-party inputs	5.06%	3.59
Agency securities(1)	586		593	605	Internal model, third-party inputs	1.64%	1.26
GNMA permanent securities(1)	30,254		30,340	31,199	Internal model, third-party inputs	3.49%	1.98
Provision for current expected credit reserves	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,365,204		2,354,059	2,328,441	Discounted Cash Flow(4)	6.67%	1.07
Provision for current expected credit reserves	N/A		(41,507)	(41,507)	(5)	N/A	N/A
Mortgage loan receivables held for sale	30,478		30,518	32,082	Internal model, third-party inputs(6)	4.05%	9.18
FHLB stock(7)	31,000		31,000	31,000	(7)	3.00%	N/A
Nonhedge derivatives(1)(8)	65,600		N/A	299	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	708,833		708,833	708,833	Discounted Cash Flow(9)	1.16%	0.34
Repurchase agreements - long-term	112,004		112,004	112,004	Discounted Cash Flow(10)	9.47%	2.21
Revolving credit facility	266,430		266,430	266,430	Discounted Cash Flow(9)	3.15%	0.07
Mortgage loan financing	761,793		766,064	786,405	Discounted Cash Flow(10)	4.84%	4.04
Secured financing facility	192,646		192,646	192,646	Discounted Cash Flow(9)	10.75%	2.35
CLO debt	276,516		276,516	276,516	Discounted Cash Flow(10)	5.50%	3.38
Borrowings from the FHLB	288,000		288,000	289,091	Discounted Cash Flow	1.12%	2.76
Senior unsecured notes	1,612,299		1,599,371	1,607,930	Internal model, third-party inputs	4.90%	3.89

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2020 and 2019 ($ in thousands):

December 31, 2020

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,003,998		$—	$—	$992,227	$992,227
CMBS interest-only(1)	1,487,616	(2)	—	—	21,538	21,538
GNMA interest-only(3)	75,350	(2)	—	—	1,001	1,001
Agency securities(1)	586		—	—	605	605
GNMA permanent securities(1)	30,254		—	—	31,199	31,199
Nonhedge derivatives(4)	65,600		—	299	—	299
			$—	$299	$1,046,570	$1,046,869

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loans held by consolidated subsidiaries	$2,365,204		$—	$—	$2,328,441	$2,328,441
Provision for current expected credit losses	N/A		—	—	(41,507)	(41,507)
Mortgage loan receivable held for sale	30,478		—	—	32,082	32,082
CMBS(5)	11,523		—	—	11,074	11,074
CMBS interest-only(5)	10,566	(2)	—	—	675	675
Provision for current expected credit losses	N/A				(20)	(20)
FHLB stock	31,000		—	—	31,000	31,000
			$—	$—	$2,361,745	$2,361,745
Liabilities:
Repurchase agreements - short-term	708,833		$—	$—	$708,833	$708,833
Repurchase agreements - long-term	112,004		—	—	112,004	112,004
Revolving credit facility	266,430		—	—	266,430	266,430
Mortgage loan financing	761,793		—	—	786,405	786,405
Secured financing facility	192,646		—	—	192,646	192,646
CLO debt	276,516		—	—	276,516	276,516
Borrowings from the FHLB	288,000		—	—	289,091	289,091
Senior unsecured notes	1,612,299		—	—	1,607,930	1,607,930
			$—	$—	$4,239,855	$4,239,855

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2020 and December 31, 2019 ($ in thousands):

	Year Ended December 31,
Level 3	2020	2019
Balance at January 1,	$1,695,913	$1,398,576
Transfer from level 2	—	—
Purchases	439,735	1,627,063
Sales	(917,372)	(850,513)
Paydowns/maturities	(135,343)	(491,790)
Amortization of premium/discount	(8,073)	(12,185)
Unrealized gain/(loss)	(14,896)	10,014
Realized gain/(loss) on sale(1)	(13,396)	14,748
Balance at December 31,	$1,046,568	$1,695,913

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2020

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$992,226		Discounted cash flow	Yield (4)	—%	2.09%	23.85%
				Duration (years)(5)	0	2.68	5.82
CMBS interest-only(1)	21,537	(2)	Discounted cash flow	Yield (4)	1%	2.51%	9.94%
				Duration (years)(5)	0.12	2.23	3.15
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	1,001	(2)	Discounted cash flow	Yield (4)	—%	7.93%	35.82%
				Duration (years)(5)	0	2.80	6.79
				Prepayment speed (CPJ)(5)	5.00	17.78	35.00
Agency securities(1)	605		Discounted cash flow	Yield (4)	—%	11.31%	72%
				Duration (years)(5)	0	1.23	1.44
GNMA permanent securities(1)	31,199		Discounted cash flow	Yield (4)	—%	2.99%	3.47%
				Duration (years)(5)	1.57	9.74	14.57
Total	$1,046,568

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

Nonrecurring Fair Values

The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may be impaired. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or write-down of assets value due to impairment. Refer to Note 3, Mortgage Loan Receivables and Note 5, Real Estate and Related Lease Intangibles, Net for disclosure of level 3 inputs.

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

	Year Ended December 31,
	2020	2019	2018
Current expense (benefit)
U.S. federal	$(8,087)	$(1,772)	$7,099
State and local	(1,796)	(396)	7,068
Total current expense (benefit)	(9,883)	(2,168)	14,167
Deferred expense (benefit)
U.S. federal	119	3,824	(5,115)
State and local	(25)	990	(2,409)
Total deferred expense (benefit)	94	4,814	(7,524)
Provision for income tax expense (benefit)	$(9,789)	$2,646	$6,643

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
US statutory tax rate	21.00%	21.00%	21.00%
REIT income not subject to corporate income tax	65.98%	(21.89)%	(18.86)%
Increase due to state and local taxes	9.85%	(0.25)%	2.44%	(1)
Change in valuation allowance	6.91%	3.26%	(1.64)%
Offshore non-taxable income	(41.96)%	(0.24)%	—%
UTP released	(2.54)%	(0.46)%	—%
Section 163 (j) interest expense limitation	(7.12)%	—%	—%
REIT Income Taxes	(2.59)%	—%	—%
Return to Provision	(1.25)%	—%	—%
Net operating loss carryback benefit	4.54%	—%	—%
Other	(1.96)%	0.45%	(0.03)%
Effective income tax rate	50.86%	1.87%	2.91%

(1)The increase in state taxes shown above is primarily related to additional tax expense of $3.3 million for the year ended December 31, 2018, pertaining to New York State tax audits, further discussed below.

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2020 and 2019, the Company’s net deferred tax assets (liabilities) were $(2.0) million and $(2.1) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company has recorded deferred tax assets related to net operating losses in the taxable REIT subsidiaries that are expected to be fully utilized in future periods. The net operating loss subject to unlimited carryforward is $22.8 million as of December 31, 2020.

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2020	December 31, 2019
Deferred Tax Assets
Basis difference in operating partnerships	$6,222	$246
Net unrealized losses	986	1,440
Capital losses carryforward	5,664	6,717
Valuation allowance	(5,664)	(6,717)
Interest expense limitation	1,370	846
Valuation Allowance	(1,370)	—
Total Deferred Tax Assets	$7,208	$2,532

	December 31, 2020	December 31, 2019
Deferred Tax Liability
Basis difference in operating partnerships	$9,218	$4,671
Total Deferred Tax Liability	$9,218	$4,671

As of December 31, 2020, the Company had $5.7 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2019, the Company had $6.7 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2021. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2020, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In January 2019, a settlement was reached with New York State pertaining to an audit of these corporate entities for the years 2013-2015. As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York in 2018. Pursuant to the indemnification, management expected to recover $2.5 million of the $3.3 million from indemnity counterparties and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. As of July 31, 2019, the Company collected all amounts owed by the counterparties related to the 2013-2015 audit. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2014. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

As of December 31, 2020 and 2019, the Company’s unrecognized tax benefit is a liability for $0.7 million and $0.2 million, respectively, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2020, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

Tax Receivable Agreement

Upon consummation of the IPO, the Company entered into a Tax Receivable Agreement with the Continuing LCFH Limited Partners (the “TRA Members”). Under the Tax Receivable Agreement the Company generally was required to pay to the TRA Members that exchanged their interests in LCFH and Class B shares of the Company for Class A shares of the Company, 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that the Company realized (or was deemed to realize in certain circumstances) as a result of (i) the increase in tax basis in its proportionate share of LCFH’s assets that was attributable to the Company as a result of the exchanges and (ii) payments under the Tax Receivable Agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement.

To determine the current amount of the payments due, the Company estimated the amount of the Tax Receivable Agreement payments to be made within twelve months of the balance sheet date. As of December 31, 2020 and 2019, pursuant to the Tax Receivable Agreement, the Company had a liability of $0.9 million and $1.6 million, respectively, included in other liabilities in the consolidated balance sheets for TRA Members.

Following the remaining partners’ exchange during the three months ended September 30, 2020, the Company elected to compute Early Termination Payments for each exchanging partner as provided under the terms of the Tax Receivable Agreement. All of the participants were notified of the payments to which they would be entitled, including those entitled to no payment. The Early Termination Payments totaling $0.9 million were either executed or scheduled to be executed in February and March 2021, thereby satisfying the TRA liability reported as of December 31, 2020.

17. RELATED PARTY TRANSACTIONS

Ladder Select Bond Fund

On October 18, 2016, Ladder Capital Asset Management LLC (“LCAM”), a subsidiary of the Company and a registered investment adviser, launched the Ladder Select Bond Fund, a mutual fund (the “Fund”). In addition, on October 18, 2016, the Company made a $10.0 million investment in the Fund, which was included in other assets in the consolidated balance sheets. On June 22, 2020, the Fund was liquidated and LCAM deregistered with the SEC. The Company recognized a realized loss of $0.7 million upon liquidation of the Fund which is included in fee and other income on the consolidated statements of income for the year ended December 31, 2020.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of December 31, 2020, the Company had a $1.3 million lease liability and a $1.3 million right-of-use asset on its consolidated balance sheets found within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5.5 million, $6.4 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of December 31, 2020, the Company’s off-balance sheet arrangements consisted of $148.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 63% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2019, the Company’s off-balance sheet arrangements consisted of $286.5 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Year ended December 31, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$205,640	$32,904	$13	$1,293	239,849
Interest expense	(48,084)	(21,554)	(39,396)	(118,440)	(227,474)
Net interest income (expense)	157,556	11,349	(39,383)	(117,148)	12,375
Provision for (release of) loan loss reserves	(18,277)	2	—	—	(18,275)
Net interest income (expense) after provision for (release of) loan reserves	139,279	11,351	(39,383)	(117,148)	(5,900)

Operating lease income	—	—	100,248	—	100,248
Sale of loans, net	(1,571)	—	—	—	(1,571)
Realized gain (loss) on securities	—	(12,410)	—	—	(12,410)
Unrealized gain (loss) on equity securities	—	(132)	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	—	263	—	—	263
Realized gain on sale of real estate, net	—	—	32,102	—	32,102
Fee and other income	9,142	403	25	3,084	12,654
Net result from derivative transactions	(11,264)	(4,006)	—	—	(15,270)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,821	—	1,821
Gain (loss) on extinguishment of debt	—	—	—	22,250	22,250
Total other income (loss)	(3,693)	(15,882)	134,196	25,334	139,955

Salaries and employee benefits	—	—	—	(58,101)	(58,101)
Operating expenses(3)	3	—	—	(20,297)	(20,294)
Real estate operating expenses	—	—	(28,584)		(28,584)
Fee expense	(6,124)	(236)	(884)	—	(7,244)
Depreciation and amortization	—	—	(38,980)	(99)	(39,079)
Total costs and expenses	(6,121)	(236)	(68,448)	(78,497)	(153,302)

Income tax (expense) benefit	—	—	—	9,789	9,789
Segment profit (loss)	$129,465	$(4,767)	$26,365	$(160,522)	$(9,458)

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,303	$5,881,229

Year ended December 31, 2019	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$270,239	$58,880	$32	$1,084	$330,235
Interest expense	(50,293)	(19,248)	(37,226)	(97,586)	(204,353)
Net interest income (expense)	219,946	39,632	(37,194)	(96,502)	125,882
Provision for (release of) loan loss reserves	(2,600)	—	—	—	(2,600)
Net interest income (expense) after provision for (release of) loan reserves	217,346	39,632	(37,194)	(96,502)	123,282

Operating lease income	—	—	106,366	—	106,366
Sale of loans, net	54,758	—	—	—	54,758
Realized gain (loss) on securities	—	14,911	—	—	14,911
Unrealized gain (loss) on equity securities	—	1,737	—	—	1,737
Unrealized gain (loss) on Agency interest-only securities	—	84	—	—	84
Realized gain on sale of real estate, net	—	—	1,392	—	1,392
Impairment of real estate	—	—	(1,350)	—	(1,350)
Fee and other income	19,188	1,592	8	3,615	24,403
Net result from derivative transactions	(16,160)	(13,851)	—	—	(30,011)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	3,432	—	3,432
Gain (loss) on extinguishment of debt	—	—	(1,070)	—	(1,070)
Total other income (loss)	57,786	4,473	108,778	3,615	174,652

Salaries and employee benefits	—	—	—	(67,768)	(67,768)
Operating expenses(3)	—	—	—	(22,595)	(22,595)
Real estate operating expenses	—	—	(23,323)	—	(23,323)
Fee expense	(4,602)	(350)	(1,138)	—	(6,090)
Depreciation and amortization	—	—	(38,412)	(99)	(38,511)
Total costs and expenses	(4,602)	(350)	(62,873)	(90,462)	(158,287)

Income tax (expense) benefit	—	—	—	(2,646)	(2,646)
Segment profit (loss)	$270,530	$43,755	$8,711	$(185,995)	$137,001

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472	$6,669,152

Year ended December 31, 2018	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$310,149	$34,217	$24	$426	$344,816
Interest expense	(62,474)	(4,617)	(34,739)	(92,461)	(194,291)
Net interest income (expense)	247,675	29,600	(34,715)	(92,035)	150,525
Provision for (release of) loan loss reserves	(13,900)	—	—	—	(13,900)
Net interest income (expense) after provision for (release of) loan reserves	233,775	29,600	(34,715)	(92,035)	136,625

Operating lease income	—	—	106,177	—	106,177
Sale of loans, net	16,511	—	—	—	16,511
Realized gain (loss) on securities	—	(5,808)	—	—	(5,808)
Unrealized gain (loss) on equity securities	—	(1,605)	—	—	(1,605)
Unrealized gain (loss) on Agency interest-only securities	—	555	—	—	555
Realized gain on sale of real estate, net	—	—	95,881	—	95,881
Fee and other income	16,490	—	3,416	6,379	26,285
Net result from derivative transactions	10,467	5,459	—	—	15,926
Earnings (loss) from investment in unconsolidated joint ventures	—	—	790	—	790
Gain (loss) on extinguishment of debt	(69)	—	(4,323)	—	(4,392)
Total other income (loss)	43,399	(1,399)	201,941	6,379	250,320

Salaries and employee benefits	—	—	—	(60,117)	(60,117)
Operating expenses(3)	—	—	—	(21,696)	(21,696)
Real estate operating expenses	—	—	(29,799)		(29,799)
Fee expense	(4,040)	(398)	(617)	—	(5,055)
Depreciation and amortization	—	—	(41,884)	(75)	(41,959)
Total costs and expenses	(4,040)	(398)	(72,300)	(81,888)	(158,626)

Income tax (expense) benefit	—	—	—	(6,643)	(6,643)
Segment profit (loss)	$273,134	$27,803	$94,926	$(174,187)	$221,676

Total assets as of December 31, 2018	$3,482,929	$1,410,126	$1,038,376	$341,441	$6,272,872

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $46.3 million and $48.4 million as of December 31, 2020 and 2019, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $31.0 million and $61.6 million as of December 31, 2020 and 2019, respectively, and the Company’s senior unsecured notes of $1.6 billion and $1.2 billion as of December 31, 2020 and 2019, respectively.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the consolidated quarterly financial information for the Company ($ in thousands except per share and dividend amounts):

	Q4 2020	Q3 2020	Q2 2020	Q1 2020
Interest income	$50,543	$54,621	$62,096	$72,589
Net interest income after provision for (release of) loan reserves	4,359	735	(5,600)	(5,393)
Other income (loss)	27,235	52,810	30,909	29,002
Costs and expenses	47,889	32,149	31,052	42,211
Income (loss) before taxes	(16,295)	21,396	(5,743)	(18,602)
Income tax expense (benefit)	(4,712)	14	(550)	(4,541)
Net income (loss)	(11,583)	21,382	(5,193)	(14,061)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(127)	(4,149)	250	(1,519)
Net (income) loss attributable to noncontrolling interest in operating partnership	(4)	(45)	754	(148)
Net income (loss) attributable to Class A common shareholders	$(11,714)	$17,188	$(4,189)	$(15,728)

Earnings (loss) per share:
Basic	$(0.10)	$0.15	$(0.04)	$(0.15)
Diluted	$(0.10)	$0.14	$(0.04)	$(0.15)

Dividends per share of Class A common stock	$0.200	$0.200	$0.200	$0.340

	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Interest income	$76,196	$82,251	$85,322	$86,466
Net interest income after provision for (release of) loan reserves	24,857	30,854	32,653	34,918
Other income (loss)	59,601	38,195	43,708	33,148
Costs and expenses	36,839	36,989	38,069	46,390
Income (loss) before taxes	47,619	32,060	38,291	21,677
Income tax expense (benefit)	2,169	1,112	2,219	(2,854)
Net income (loss)	45,450	30,948	36,072	24,531
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	4	(64)	307	447
Net (income) loss attributable to noncontrolling interest in operating partnership	(4,804)	(3,308)	(4,136)	(2,802)
Net income (loss) attributable to Class A common shareholders	$40,650	$27,577	$32,242	$22,175

Earnings (loss) per share:
Basic	$0.38	$0.26	$0.31	$0.21
Diluted	$0.37	$0.26	$0.30	$0.21

Dividends per share of Class A common stock	$0.340	$0.340	$0.340	$0.340

21. SUBSEQUENT EVENTS

On January 27, 2021, the Company redeemed in full the its 5.875% Senior Notes due 2021 (the “2021 Notes”) for $150.9 million. The 2021 Notes were redeemed at par, plus accrued and unpaid interest to the redemption date, pursuant to the optional redemption provisions of the indenture governing the 2021 Notes. The redemption of a portion of the 2021 Notes that were redeemed was subject to the condition that the Company’s subsidiary issuers of the 2021 Notes complete a notes offering of not less than $400 million. The issuers waived the condition prior to redeeming the 2021 Notes in full.

On February 9, 2021, the Company announced the appointment of Paul J. Miceli as Chief Financial Officer, effective March 1, 2021. Mr. Miceli, Ladder’s Director of Finance, will succeed Marc Fox, who has announced his intention to leave the Company. Mr. Fox will remain at the Company through May 7, 2021, to ensure an orderly transition.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2020
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Newburgh, IN	—	126	954	178	—	126	954	178	1,258	(6)	10/13/20	2020	45 years
Retail Property in Little Falls, MN	870	199	783	249	—	199	783	249	1,231	(23)	03/10/20	2020	55 years
Retail Property in Newburgh, IN	929	213	873	220	—	213	873	220	1,306	(25)	03/16/20	2020	45 years
Retail Property in Isanti, MN	1,016	249	894	297	—	249	894	297	1,440	(24)	03/16/20	2020	55 years
Retail Property in Waterloo, IA	875	130	896	214	—	130	896	214	1,240	(29)	01/30/20	2019	45 years
Retail Property in Sioux City, IA	933	220	876	222	—	220	876	222	1,318	(29)	01/30/20	2019	45 years
Retail Property in Wardsville, MO	984	257	919	202	—	257	919	202	1,378	(36)	11/22/19	2019	40 years
Retail Property in Kincheloe, MI	892	58	939	229	—	58	939	229	1,226	(36)	11/22/19	2019	45 years
Retail Property in Clinton, IN	1,041	269	954	204	—	269	954	204	1,427	(35)	11/22/19	2019	44 years
Retail Property in Saginaw, MI	956	96	1,014	210	—	96	1,014	210	1,320	(44)	10/04/19	2019	45 years
Retail Property in Rolla, MO	944	110	1,011	188	—	110	1,011	188	1,309	(44)	10/04/19	2019	40 years
Retail Property in Sullivan, IL	1,178	340	981	257	—	340	981	257	1,578	(41)	09/13/19	2019	50 years
Retail Property in Becker, MN	942	136	922	188	—	136	922	188	1,246	(38)	09/13/19	2019	55 years
Retail Property in Adrian, MO	861	136	884	191	—	136	884	191	1,211	(39)	09/13/19	2019	45 years
Retail Property in Chillicothe, IL	1,027	227	1,047	245	—	227	1,047	245	1,519	(46)	09/05/19	2019	50 years
Retail Property in Poseyville, IN	871	160	947	194	—	160	947	194	1,301	(43)	08/13/19	2019	44 years
Retail Property in Dexter, MO	880	141	890	177	—	141	890	177	1,208	(45)	07/09/19	2019	40 years
Retail Property in Hubbard Lake, MI	921	40	1,017	203	—	40	1,017	203	1,260	(52)	07/09/19	2019	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Fayette, MO	1,092	107	1,168	219	—	107	1,168	219	1,494	(61)	06/26/19	2019	40 years
Retail Property in Centralia, IL	949	200	913	193	—	200	913	193	1,306	(58)	04/25/19	2019	40 years
Retail Property in Trenton, MO	892	396	628	202	—	396	628	202	1,226	(61)	02/26/19	2019	30 years
Retail Property in Houghton Lake, MI	965	124	939	241	—	124	939	241	1,304	(64)	02/26/19	2018	40 years
Retail Property in Pelican Rapids, MN	917	78	1,016	169	—	78	1,016	169	1,263	(90)	12/26/18	2018	30 years
Retail Property in Carthage, MO	845	225	766	176	—	225	766	176	1,167	(58)	12/26/18	2018	40 years
Retail Property in Bolivar, MO	894	186	876	182	—	186	876	182	1,244	(65)	12/26/18	2018	40 years
Retail Property in Pinconning, MI	949	167	905	221	—	167	905	221	1,293	(61)	12/06/18	2018	45 years
Retail Property in New Hampton, IA	1,014	177	1,111	187	—	177	1,111	187	1,475	(92)	11/30/18	2018	35 years
Retail Property in Ogden, IA	857	107	931	153	—	107	931	153	1,191	(84)	10/03/18	2018	35 years
Retail Property in Wonder Lake, IL	941	221	888	214	—	221	888	214	1,323	(95)	04/12/18	2017	39 years
Retail Property in Moscow Mills, MO	990	161	945	203	—	161	945	203	1,309	(92)	04/12/18	2018	45 years
Retail Property in Foley, MN	883	238	823	172	—	238	823	172	1,233	(96)	04/12/18	2018	35 years
Retail Property in Kirbyville, MO	870	98	965	155	—	98	965	155	1,218	(92)	04/02/18	2018	40 years
Retail Property in Gladwin, MI	883	88	951	203	—	88	951	203	1,242	(87)	04/02/18	2017	45 years
Retail Property in Rockford, MN	887	187	850	207	—	187	850	207	1,244	(133)	12/08/17	2017	30 years
Retail Property in Winterset, IA	936	272	830	200	—	272	830	200	1,302	(104)	12/08/17	2017	35 years
Retail Property in Kawkawlin, MI	918	242	871	179	—	242	871	179	1,292	(123)	10/05/17	2017	30 years
Retail Property in Aroma Park, IL	949	223	869	164	—	223	869	164	1,256	(104)	10/05/17	2017	35 years
Retail Property in East Peoria, IL	1,018	233	998	161	—	233	998	161	1,392	(117)	10/05/17	2017	40 years
Retail Property in Milford, IA	986	254	883	217	—	254	883	217	1,354	(111)	09/08/17	2017	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jefferson City, MO	946	164	966	205	—	164	966	205	1,335	(123)	06/02/17	2016	40 years
Retail Property in Denver, IA	900	198	840	191	—	198	840	191	1,229	(120)	05/31/17	2017	35 years
Retail Property in Port O'Connor, TX	951	167	937	200	—	167	937	200	1,304	(134)	05/25/17	2017	35 years
Retail Property in Wabasha, MN	967	237	912	214	—	237	912	214	1,363	(143)	05/25/17	2016	35 years
Office in Jacksonville, FL	83,112	13,290	106,601	21,362	4,141	13,290	110,741	21,362	145,393	(16,798)	05/23/17	1989	36 years
Retail Property in Shelbyville, IL	865	189	849	199	—	189	849	199	1,237	(116)	05/23/17	2016	40 years
Retail Property in Jesup, IA	886	119	890	191	—	119	890	191	1,200	(127)	05/05/17	2017	35 years
Retail Property in Hanna City, IL	867	174	925	132	—	174	925	132	1,231	(127)	04/11/17	2016	39 years
Retail Property in Ridgedale, MO	994	250	928	187	—	250	928	187	1,365	(129)	03/09/17	2016	40 years
Retail Property in Peoria, IL	906	209	933	133	—	209	933	133	1,275	(138)	02/06/17	2016	35 years
Retail Property in Carmi, IL	1,102	286	916	239	—	286	916	239	1,441	(132)	02/03/17	2016	40 years
Retail Property in Springfield, IL	1,003	391	784	227	—	393	789	224	1,406	(123)	11/16/16	2016	40 years
Retail Property in Fayetteville, NC	4,892	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(983)	11/15/16	2008	37 years
Retail Property in Dryden Township, MI	913	178	893	201	—	178	899	202	1,279	(133)	10/26/16	2016	40 years
Retail Property in Lamar, MO	903	164	903	171	—	164	903	171	1,238	(140)	07/22/16	2016	40 years
Retail Property in Union, MO	946	267	867	207	—	267	867	207	1,341	(150)	07/01/16	2016	40 years
Retail Property in Pawnee, IL	946	249	775	206	—	249	775	206	1,230	(137)	07/01/16	2016	40 years
Retail Property in Linn, MO	861	89	920	183	—	89	920	183	1,192	(146)	06/30/16	2016	40 years
Retail Property in Cape Girardeau, MO	1,027	453	702	217	—	453	702	217	1,372	(128)	06/30/16	2016	40 years
Retail Property in Decatur-Pershing, IL	1,052	395	924	155	—	395	924	155	1,474	(146)	06/30/16	2016	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Rantoul, IL	925	100	1,023	178	—	100	1,023	178	1,301	(152)	06/21/16	2016	40 years
Retail Property in Flora Vista, NM	1,002	272	864	198	—	272	864	198	1,334	(180)	06/06/16	2016	35 years
Retail Property in Mountain Grove, MO	982	163	1,026	212	—	163	1,026	212	1,401	(168)	06/03/16	2016	40 years
Retail Property in Decatur-Sunnyside, IL	951	182	954	139	—	182	954	139	1,275	(150)	06/03/16	2016	40 years
Retail Property in Champaign, IL	1,017	365	915	149	—	365	915	149	1,429	(140)	06/03/16	2016	40 years
Retail Property in San Antonio, TX	892	252	703	196	—	251	702	196	1,149	(143)	05/06/16	2015	35 years
Retail Property in Borger, TX	788	68	800	181	—	68	800	181	1,049	(143)	05/06/16	2016	40 years
Retail Property in Dimmitt, TX	1,057	86	1,077	236	—	85	1,074	236	1,395	(185)	04/26/16	2016	40 years
Retail Property in St. Charles, MN	966	200	843	226	—	200	843	226	1,269	(183)	04/26/16	2016	30 years
Retail Property in Philo, IL	929	160	889	189	—	160	889	189	1,238	(141)	04/26/16	2016	40 years
Retail Property in Radford, VA	1,131	411	896	256	—	411	896	256	1,563	(209)	12/23/15	2015	40 years
Retail Property in Rural Retreat, VA	1,028	328	811	260	—	328	811	260	1,399	(182)	12/23/15	2015	40 years
Retail Property in Albion, PA	1,114	100	1,033	392	—	100	1,033	392	1,525	(307)	12/23/15	2015	50 years
Retail Property in Mount Vernon, AL	935	187	876	174	—	187	876	174	1,237	(176)	12/23/15	2015	44 years
Retail Property in Malone, NY	1,081	183	1,154	137	—	183	1,154	137	1,474	(203)	12/16/15	2015	39 years
Retail Property in Mercedes, TX	833	257	874	132	—	257	874	132	1,263	(146)	12/16/15	2015	45 years
Retail Property in Gordonville, MO	771	247	787	173	—	247	787	173	1,207	(148)	11/10/15	2015	40 years
Retail Property in Rice, MN	817	200	859	184	—	200	859	184	1,243	(216)	10/28/15	2015	30 years
Retail Property in Bixby, OK	7,955	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(1,503)	10/27/15	2012	37 years
Retail Property in Farmington, IL	896	96	1,161	150	—	96	1,161	150	1,407	(192)	10/23/15	2015	40 years
Retail Property in Grove, OK	3,626	402	4,364	817	—	402	4,364	817	5,583	(886)	10/20/15	2012	37 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jenks, OK	8,802	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(1,783)	10/19/15	2009	38 years
Retail Property in Bloomington, IL	817	173	984	138	—	173	984	138	1,295	(173)	10/14/15	2015	40 years
Retail Property in Montrose, MN	779	149	876	169	—	149	876	169	1,194	(218)	10/14/15	2015	30 years
Retail Property in Lincoln County , MO	739	149	800	188	—	149	800	188	1,137	(152)	10/14/15	2015	40 years
Retail Property in Wilmington, IL	902	161	1,078	160	—	161	1,078	160	1,399	(188)	10/07/15	2015	40 years
Retail Property in Danville, IL	739	158	870	132	—	158	870	132	1,160	(144)	10/07/15	2015	40 years
Retail Property in Moultrie, GA	931	170	962	173	—	170	962	173	1,305	(234)	09/22/15	2014	44 years
Retail Property in Rose Hill, NC	1,001	245	972	203	—	245	972	203	1,420	(226)	09/22/15	2014	44 years
Retail Property in Rockingham, NC	822	73	922	163	—	73	922	163	1,158	(202)	09/22/15	2014	44 years
Retail Property in Biscoe, NC	861	147	905	164	—	147	905	164	1,216	(206)	09/22/15	2014	44 years
Retail Property in De Soto, IA	705	139	796	176	—	139	796	176	1,111	(164)	09/08/15	2015	35 years
Retail Property in Kerrville, TX	768	186	849	200	—	186	849	200	1,235	(204)	08/28/15	2015	35 years
Retail Property in Floresville, TX	814	268	828	216	—	268	828	216	1,312	(207)	08/28/15	2015	35 years
Retail Property in Minot, ND	4,697	1,856	4,472	618	—	1,856	4,472	618	6,946	(812)	08/19/15	2012	38 years
Retail Property in Lebanon, MI	820	359	724	178	—	359	724	178	1,261	(145)	08/14/15	2015	40 years
Retail Property in Effingham County, IL	820	273	774	205	—	273	774	205	1,252	(168)	08/10/15	2015	40 years
Retail Property in Ponce, Puerto Rico	6,520	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(1,234)	08/03/15	2012	37 years
Retail Property in Tremont, IL	787	164	860	168	—	164	860	168	1,192	(180)	06/25/15	2015	35 years
Retail Property in Pleasanton, TX	863	311	850	216	—	311	850	216	1,377	(209)	06/24/15	2015	35 years
Retail Property in Peoria, IL	852	180	934	179	—	180	934	179	1,293	(196)	06/24/15	2015	35 years
Retail Property in Bridgeport, IL	819	192	874	175	—	192	874	175	1,241	(183)	06/24/15	2015	35 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Warren, MN	697	108	825	157	—	108	825	157	1,090	(209)	06/24/15	2015	30 years
Retail Property in Canyon Lake, TX	905	291	932	220	—	291	932	220	1,443	(218)	06/18/15	2015	35 years
Retail Property in Wheeler, TX	714	53	887	188	—	53	887	188	1,128	(207)	06/18/15	2015	35 years
Retail Property in Aurora, MN	627	126	709	157	—	126	709	157	992	(148)	06/18/15	2015	40 years
Retail Property in Red Oak, IA	779	190	839	179	—	190	839	179	1,208	(216)	05/07/15	2014	35 years
Retail Property in Zapata, TX	747	62	998	145	—	62	998	145	1,205	(269)	05/07/15	2015	35 years
Retail Property in St. Francis, MN	733	105	911	163	—	105	911	163	1,179	(263)	03/26/15	2014	35 years
Retail Property in Yorktown, TX	785	97	1,005	199	—	97	1,005	199	1,301	(285)	03/25/15	2015	35 years
Retail Property in Battle Lake, MN	720	136	875	157	—	136	875	157	1,168	(274)	03/25/15	2014	30 years
Retail Property in Paynesville, MN	805	246	816	192	—	246	816	192	1,254	(228)	03/05/15	2015	40 years
Retail Property in Wheaton, MO	645	73	800	97	—	73	800	97	970	(193)	03/05/15	2015	40 years
Retail Property in Rotterdam, NY	8,949	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(3,700)	03/03/15	1996	20 years
Retail Property in Hilliard, OH	4,538	654	4,870	860	—	654	4,870	860	6,384	(1,056)	03/02/15	2007	41 years
Retail Property in Niles, OH	3,687	437	4,084	680	—	437	4,084	680	5,201	(880)	03/02/15	2007	41 years
Retail Property in Youngstown, OH	3,818	380	4,363	658	—	380	4,363	658	5,401	(961)	02/20/15	2005	40 years
Retail Property in Kings Mountain, NC	18,503	1,368	19,533	3,266	4,850	1,368	24,383	3,266	29,017	(6,695)	01/29/15	1995	35 years
Retail Property in Iberia, MO	888	130	1,033	165	—	130	1,033	165	1,328	(256)	01/23/15	2015	39 years
Retail Property in Pine Island, MN	764	112	845	185	—	112	845	185	1,142	(247)	01/23/15	2014	40 years
Retail Property in Isle, MN	718	120	787	171	—	120	787	171	1,078	(239)	01/23/15	2014	40 years
Retail Property in Jacksonville, NC	5,636	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(1,354)	01/22/15	2014	44 years
Retail Property in Evansville, IN	6,377	1,788	6,348	864	—	1,788	6,348	864	9,000	(1,589)	11/26/14	2014	35 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Woodland Park, CO	2,787	668	2,681	620	—	668	2,681	620	3,969	(849)	11/14/14	2014	35 years
Retail Property in Ankeny, IA	11,648	3,180	10,513	2,843	—	3,180	10,513	2,843	16,536	(2,919)	11/04/14	2013	39 years
Retail Property in Springfield, MO	8,289	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(1,907)	11/04/14	2011	37 years
Retail Property in Cedar Rapids, IA	7,761	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(2,461)	11/04/14	2012	30 years
Retail Property in Fairfield, IA	7,549	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(2,127)	11/04/14	2011	37 years
Retail Property in Owatonna, MN	7,063	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(2,037)	11/04/14	2010	36 years
Retail Property in Muscatine, IA	5,065	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(2,023)	11/04/14	2013	29 years
Retail Property in Sheldon, IA	3,046	633	3,053	708	—	633	3,053	708	4,394	(870)	11/04/14	2011	37 years
Retail Property in Memphis, TN	3,898	1,986	2,800	803	—	1,986	2,800	803	5,589	(1,692)	10/24/14	1962	15 years
Retail Property in Bennett, CO	2,478	470	2,503	563	—	470	2,503	563	3,536	(816)	10/02/14	2014	34 years
Retail Property in Conyers, GA	22,807	876	27,396	4,258	—	876	27,396	4,258	32,530	(6,350)	08/28/14	2014	45 years
Retail Property in O'Fallon, IL	5,679	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(3,251)	08/08/14	1984	15 years
Retail Property in El Centro, CA	2,980	569	3,133	575	—	569	3,133	575	4,277	(784)	08/08/14	2014	50 years
Retail Property in Durant, OK	3,243	594	3,900	498	—	594	3,900	498	4,992	(1,037)	01/28/13	2007	40 years
Retail Property in Gallatin, TN	3,315	1,725	2,616	721	—	1,725	2,616	721	5,062	(928)	12/28/12	2007	40 years
Retail Property in Mt. Airy, NC	2,944	729	3,353	621	—	729	3,353	621	4,703	(1,059)	12/27/12	2007	39 years
Retail Property in Aiken, SC	3,877	1,588	3,480	858	—	1,588	3,480	858	5,926	(1,130)	12/21/12	2008	41 years
Retail Property in Johnson City, TN	3,446	917	3,607	739	—	917	3,607	739	5,263	(1,139)	12/21/12	2007	40 years
Retail Property in Palmview, TX	4,505	938	4,837	1,044	—	938	4,837	1,044	6,819	(1,304)	12/19/12	2012	44 years
Retail Property in Ooltewah, TN	3,772	903	3,957	843	—	903	3,957	843	5,703	(1,219)	12/18/12	2008	41 years
Retail Property in Abingdon, VA	3,029	682	3,733	666	—	682	3,733	666	5,081	(1,161)	12/18/12	2006	41 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Wichita, KS	4,720	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	(1,962)	12/14/12	2012	34 years
Retail Property in North Dartmouth, MA	18,652	7,033	19,745	3,187	—	7,033	19,745	3,187	29,965	(10,120)	09/21/12	1989	20 years
Retail Property in Vineland, NJ	13,724	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(7,072)	09/21/12	2003	30 years
Retail Property in Saratoga Springs, NY	12,331	748	13,936	5,538	—	748	13,936	5,538	20,222	(6,634)	09/21/12	1994	27 years
Retail Property in Waldorf, MD	11,465	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(5,649)	09/21/12	1999	25 years
Retail Property in Mooresville, NC	10,758	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(5,958)	09/21/12	2000	24 years
Retail Property in Sennett, NY	4,653	1,147	4,480	1,848	—	1,147	4,480	1,848	7,475	(2,631)	09/21/12	1996	23 years
Retail Property in DeLeon Springs, FL	807	239	782	221	—	239	782	221	1,242	(413)	08/13/12	2011	35 years
Retail Property in Orange City, FL	798	229	853	235	—	229	853	235	1,317	(430)	05/23/12	2011	35 years
Retail Property in Satsuma, FL	720	79	821	192	—	79	821	192	1,092	(414)	04/19/12	2011	35 years
Retail Property in Greenwood, AR	3,365	1,038	3,415	694	—	1,038	3,415	694	5,147	(1,128)	04/12/12	2009	43 years
Retail Property in Snellville, GA	5,291	1,293	5,724	983	—	1,293	5,724	983	8,000	(2,278)	04/04/12	2011	34 years
Retail Property in Columbia, SC	5,146	2,148	4,629	1,023	—	2,148	4,629	1,023	7,800	(1,924)	04/04/12	2001	34 years
Retail Property in Millbrook, AL	4,537	970	5,972	—	—	970	5,972	—	6,942	(1,648)	03/28/12	2008	32 years
Retail Property in Pittsfield, MA	11,030	1,801	11,556	1,344	—	1,801	11,556	1,344	14,701	(3,882)	02/17/12	2011	34 years
Retail Property in Spartanburg, SC	3,369	828	2,567	772	—	828	2,567	772	4,167	(1,143)	01/14/11	2007	42 years
Retail Property in Tupelo, MS	4,536	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,313)	08/13/10	2007	47 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Lilburn, GA	—	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791		(1,516)	08/12/10	2007	47 years
Retail Property in Douglasville, GA	4,740	1,717	2,705	987	—	1,717	2,705	987	5,409		(1,196)	08/12/10	2008	48 years
Retail Property in Elkton, MD	4,405	963	3,049	860	—	963	3,049	860	4,872		(1,265)	07/27/10	2008	49 years
Retail Property in Lexington, SC	4,129	1,644	2,219	869	—	1,644	2,219	869	4,732		(1,077)	06/28/10	2009	48 years
Total Net Lease	515,740	115,078	550,290	117,112	8,991	115,078	559,287	117,109	791,474		(151,840)

Hotel in San Diego, CA	33,248	7,469	34,781	—	—	7,469	34,986	—	42,455		(2,718)	12/17/19	1970	23 years
Apartments in Fort Worth and Arlington, TX	—	3,910	19,536	460	—	3,910	19,814	460	24,184		(1,335)	12/03/19	2011	41 years
Hotel in Omaha, NE	—	2,963	15,237	—	—	2,963	15,483	—	18,446		(1,450)	02/27/19	1969	35 years
Apartments in Isla Vista, CA	69,669	36,274	47,694	1,118	948	36,274	48,812	1,118	86,204		(4,456)	05/01/18	2009	42 years
Vacant Lot in Los Angeles, CA	—	21,439	96	—	—	21,439	96	—	21,535		(38)	03/26/20		2 years
Office in Crum Lynne, PA	6,024	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(991)	09/29/17	1999	35 years
Apartment Building in Miami, FL	33,870	12,643	24,533	968	3,375	12,643	27,722	968	41,333		(4,198)	08/31/17	1987	35 years
Office in Peoria, IL	—	940	439	1,508	880	1,174	1,319	1,508	4,001		(733)	10/21/16	1926	15 years
Office in Wayne, NJ	21,703	2,744	20,212	8,323	—	2,744	20,212	8,323	31,279		(5,650)	08/04/16	2009	45 years
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	606	2,041	4,238	1,033	7,312		(1,550)	10/14/15	1985	20 years
Office in Richmond, VA	67,778	14,632	87,629	17,658	10,447	12,227	82,483	15,064	109,774		(37,543)	06/07/13	1984	41 years
Office in Oakland County, MI	18,032	1,147	7,707	9,932	8,871	1,146	16,572	9,929	27,647		(18,423)	02/01/13	1989	35 years
Total Diversified	250,324	107,605	269,014	42,666	25,127	105,433	279,255	40,069	424,757		(79,085)

Total Real Estate	$766,064	$222,683	$819,304	$159,778	$34,118	$220,511	$838,542	$157,178	$1,216,231	(2)	$(230,925)

(1)         Gross carrying value amounts are charged off as cost of sales upon delivery of condo units.
(2)         The aggregate cost for U.S. federal income tax purposes is $0.9 billion at December 31, 2020.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2019 to December 31, 2020 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate
Balance at December 31, 2019	$1,254,163	$1,213,965	$40,198
Improvements and additions	42,477	42,432	45
Acquisitions through foreclosures	729	729	—
Dispositions	(81,138)	(79,042)	(2,096)
Balance at December 31, 2020	$1,216,231	$1,178,084	$38,147

The following table reconciles real estate from December 31, 2018 to December 31, 2019 $ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate
Balance at December 31, 2018	$1,171,960	$1,126,443	$45,517
Improvements and additions	29,135	29,103	32
Acquisitions through foreclosures	84,356	84,356	—
Dispositions	(29,938)	(24,587)	(5,351)
Impairments	(1,350)	(1,350)	—
Balance at December 31, 2019	$1,254,163	$1,213,965	$40,198

The following table reconciles real estate from December 31, 2017 to December 31, 2018 $ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate
Balance at December 31, 2017	$1,193,104	$1,135,358	$57,746
Improvements and additions	131,294	130,969	325
Dispositions	(152,438)	(139,884)	(12,554)
Balance at December 31, 2018	$1,171,960	$1,126,443	$45,517

Reconciliation of Accumulated Depreciation and Amortization:

The following table reconciles accumulated depreciation and amortization from December 31, 2019 to December 31, 2020 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate
Balance at December 31, 2019	$206,082	$205,823	$259
Additions	39,346	39,330	16
Dispositions	(14,503)	(14,228)	(275)
Balance at December 31, 2020	$230,925	$230,925	$—

The following table reconciles accumulated depreciation and amortization from December 31, 2018 to December 31, 2019 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate
Balance at December 31, 2018	$173,938	$173,107	$831
Additions	39,231	39,149	82
Dispositions	(7,087)	(6,433)	(654)
Balance at December 31, 2019	$206,082	$205,823	$259

The following table reconciles accumulated depreciation and amortization from December 31, 2017 to December 31, 2018 ($ in thousands):

	Total Real Estate	Commercial Real Estate	Residential Real Estate
Balance at December 31, 2017	$161,063	$159,138	$1,925
Additions	42,532	42,246	286
Dispositions	(29,657)	(28,277)	(1,380)
Balance at December 31, 2018	$173,938	$173,107	$831

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2020
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)
First Mortgages individually >3%
First Mortgage	Office, Mixed	8.25% - 5.50%	2021-2022	IO	$—	$166,339	$165,965		$—
First Mortgages individually <3%
First Mortgage	Hotel, Industrial, Land, Mobile Home Park, Mixed Use, Multi-family, Office, Retail, Self Storage and Condominium, Other	3.50% - 11.00%	2021 - 2030		—	2,107,778	2,097,302		190,934
Total First Mortgages					$—	$2,274,117	$2,263,267		$190,934

Subordinated Mortgages individually <3%
Subordinate Mortgage	Hotel, Multi-family, Office and Retail	6.04% - 12.00%	2021 - 2027		853,175	121,565	121,310		5,850
Total Subordinated Mortgages					$853,175	$121,565	$121,310		$5,850

Total Mortgages					$853,175	$2,395,682	$2,384,577		$196,784

Allowance for Credit Losses					N/A	N/A	$(41,507)	(4)	N/A

Total Mortgages after Allowance for Credit Losses					$853,175	$2,395,682	$2,343,070	(5)	$196,784

(1)    Interest rates as of December 31, 2020.
(2)    IO = Interest only.
P&I = Principal and interest.
(3)    Represents principal amount of loans on non-accrual status. The carrying value of loans on non-accrual status was $175.0 million as of December 31, 2020. Refer to Allowance for Credit Losses and Non-Accrual Status in Note 3, Mortgage Loan Receivables, to the consolidated financial statements for further disclosure.
(4)    Refer to Note 3, Mortgage Loan Receivables for further detail.
(5)    The aggregate cost for U.S. federal income tax purposes is $2.3 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2017 to December 31, 2020 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2019	$3,257,036	$(20,500)	$122,325	$3,358,861
Origination of mortgage loan receivables	353,661	—	212,845	566,506
Repayment of mortgage loan receivables	(960,832)	—	(404)	(961,236)
Proceeds from sales of mortgage loan receivables	(270,491)	—	(312,273)	(582,764)
Non-cash disposition of loan via foreclosure	(31,249)	—	—	(31,249)
Realized gain on sale of mortgage loan receivables	(9,596)	—	8,025	(1,571)
Accretion/amortization of discount, premium and other fees	15,530	—	—	15,530
Release of asset-specific loan loss provision via foreclosure(1)	—	2,500	—	2,500
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—	(4,964)
Provision for current expected credit loss (impact to earnings)(2)	—	(18,543)	—	(18,543)
Balance December 31, 2020	$2,354,059	$(41,507)	$30,518	$2,343,070
(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(2)During the year ended December 31, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement, including the period to date change for the year ended December 31, 2020, is accounted for as provision for current expected credit loss in the consolidated statements of income.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Mortgage loans transferred but not considered sold	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2018	$3,318,390	$—	$(17,900)	$182,439	$3,482,929
Origination of mortgage loan receivables	1,452,049	—	—	946,178	2,398,227
Purchases of mortgage loan receivables	—	—	—	9,934	9,934
Repayment of mortgage loan receivables	(1,531,551)	—	—	(795)	(1,532,346)
Proceeds from sales of mortgage loan receivables	—	(15,504)	—	(1,008,853)	(1,024,357)
Non-cash disposition of loan via foreclosure	(45,529)	—	—	—	(45,529)
Realized gain on sale of mortgage loan receivables	—	—	—	54,758	54,758
Transfer between held for investment and held for sale	45,832	15,504	—	(61,336)	—
Accretion/amortization of discount, premium and other fees	17,845	—	—	—	17,845
Provision for (release of) loan loss reserves	—	—	(2,600)	—	(2,600)
Balance December 31, 2019	$3,257,036	$—	$(20,500)	$122,325	$3,358,861

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2017	$3,282,462	$(4,000)	$230,180	$3,508,642
Origination of mortgage loan receivables	1,478,771	—	1,297,221	2,775,992
Purchases of mortgage loan receivables	—	—	—	—
Repayment of mortgage loan receivables	(1,518,066)	—	(14,242)	(1,532,308)
Proceeds from sales of mortgage loan receivables	—	—	(1,291,828)	(1,291,828)
Realized gain on sale of mortgage loan receivables	—	—	16,511	16,511
Transfer between held for investment and held for sale	55,403	—	(55,403)	—
Accretion/amortization of discount, premium and other fees	19,820	—	—	19,820
Provision for (release of) loan loss reserves	—	(13,900)	—	(13,900)
Balance December 31, 2018	$3,318,390	$(17,900)	$182,439	$3,482,929

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2021, and is incorporated herein by reference.

The information required by this item regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 1, 2021, and is incorporated herein by reference.

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

4.19	Purchase Right, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 4, 2020)
4.20
Registration Rights Agreement, dated as of April 30, 2020, by and among Ladder Capital Corp and Beaverhead Capital, LLC (incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed on May 4, 2020)

4.21	Description of Securities Registered Under Section 12 of the Exchange Act
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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

21.1	Subsidiaries of Ladder Capital Corp
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Marc Fox pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Marc Fox pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
101	Inline Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019; (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LADDER CAPITAL CORP
(Registrant)

Date: February 25, 2021	By:	/s/ MARC FOX
Marc Fox
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Brian Harris

/s/ MARC FOX	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Marc Fox

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 25, 2021
Alan Fishman

/s/ MARK ALEXANDER	Director	February 25, 2021
Mark Alexander

/s/ DOUGLAS DURST	Director	February 25, 2021
Douglas Durst

/s/ PAMELA MCCORMACK	Director	February 25, 2021
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 25, 2021
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 25, 2021
David Weiner