Form 10-Q
period 2021-03-31
Ladder Capital Corp
filed 2021-05-07
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Class A common stock, $0.001 par value	126,342,094
Class B common stock, $0.001 par value	—

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2021

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2021(1)	December 31, 2020(1)
	(Unaudited)
Assets
Cash and cash equivalents	$1,305,686	$1,254,432
Restricted cash	146,373	29,852
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,007,730	2,354,059
Allowance for credit losses	(36,241)	(41,507)
Mortgage loan receivables held for sale	71,482	30,518
Real estate securities	764,083	1,058,298
Real estate and related lease intangibles, net	976,971	985,304
Investments in and advances to unconsolidated joint ventures	44,508	46,253
Derivative instruments	301	299
Accrued interest receivable	13,335	16,088
Other assets	111,583	147,633
Total assets	$5,405,811	$5,881,229
Liabilities and Equity
Liabilities
Debt obligations, net	$3,767,819	$4,209,864
Dividends payable	26,530	27,537
Accrued expenses	27,001	43,876
Other liabilities	53,622	51,527
Total liabilities	3,874,972	4,332,804
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 126,852,765 and 126,852,765 shares issued and 126,342,094 and 126,378,715 shares outstanding	127	127
Additional paid-in capital	1,785,350	1,780,074
Treasury stock, 510,671 and 474,050 shares, at cost	(67,495)	(62,859)
Retained earnings (dividends in excess of earnings)	(188,763)	(163,717)
Accumulated other comprehensive income (loss)	(3,614)	(10,463)
Total shareholders’ equity	1,525,605	1,543,162
Noncontrolling interest in consolidated joint ventures	5,234	5,263
Total equity	1,530,839	1,548,425
Total liabilities and equity	$5,405,811	$5,881,229

(1)Includes amounts relating to consolidated variable interest entities. See Note 1 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net interest income
Interest income	$39,287	$72,589
Interest expense	45,973	51,401
Net interest income	(6,686)	21,188
Provision for (release of) loan loss reserves	(4,251)	26,581
Net interest income (expense) after provision for (release of) loan losses	(2,435)	(5,393)
Other income (loss)
Operating lease income	24,159	26,328
Sale of loans, net	—	1,005
Realized gain (loss) on securities	579	3,011
Unrealized gain (loss) on equity securities	—	(533)
Unrealized gain (loss) on Agency interest-only securities	(20)	76
Realized gain (loss) on sale of real estate, net	—	10,529
Fee and other income	3,284	1,519
Net result from derivative transactions	4,771	(15,435)
Earnings (loss) from investment in unconsolidated joint ventures	436	441
Gain (loss) on extinguishment of debt	—	2,061
Total other income (loss)	33,209	29,002
Costs and expenses
Salaries and employee benefits	9,533	17,021
Operating expenses	4,241	5,794
Real estate operating expenses	6,211	7,948
Fee expense	1,599	1,439
Depreciation and amortization	9,536	10,009
Total costs and expenses	31,120	42,211
Income (loss) before taxes	(346)	(18,602)
Income tax expense (benefit)	(778)	(4,541)
Net income (loss)	432	(14,061)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures	(240)	(1,519)
Net (income) loss attributable to noncontrolling interest in operating partnership	—	(148)
Net income (loss) attributable to Class A common shareholders	$192	$(15,728)

Refer to the accompanying notes to consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
Earnings per share:
Basic	$—	$(0.15)
Diluted	$—	$(0.15)

Weighted average shares outstanding:
Basic	123,974,970	106,329,796
Diluted	124,324,683	106,329,796

Dividends per share of Class A common stock	$0.200	$0.340

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$432	$(14,061)
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	7,428	(76,252)
Reclassification adjustment for (gain) loss included in net income (loss)	(579)	(1,755)
Total other comprehensive income (loss)	6,849	(78,007)
Comprehensive income (loss)	7,281	(92,068)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(240)	(1,519)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	7,041	(93,587)
Comprehensive (income) loss attributable to noncontrolling interest in operating partnership	—	7,717
Comprehensive income (loss) attributable to Class A common shareholders	$7,041	$(85,870)

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, December 31, 2020	126,378	$127	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$5,263	$1,548,425
Distributions	—	—	—	—	—	—	(269)	(269)
Amortization of equity based compensation	—	—	5,276	—	—	—	—	5,276
Purchase of treasury stock	(20)	—	—	(214)	—	—	—	(214)
Re-issuance of treasury stock	748	—	—	(1)	—	—	—	(1)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(437)	—	—	(4,421)	—	—	—	(4,421)
Forfeitures	(327)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(25,238)	—	—	(25,238)
Net income (loss)	—	—	—	—	192	—	240	432
Other comprehensive income (loss)	—	—	—	—	—	6,849	—	6,849
Balance, March 31, 2021	126,342	$127	$1,785,350	$(67,495)	$(188,763)	$(3,614)	$5,234	$1,530,839

Refer to the accompanying notes to consolidated financial statements.

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

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$432	$(14,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	—	(2,061)
Depreciation and amortization	9,536	10,009
Unrealized (gain) loss on derivative instruments	(2)	(383)
Unrealized (gain) loss on equity securities	—	533
Unrealized (gain) loss on Agency interest-only securities	20	(76)
Unrealized (gain) loss on investment in mutual fund	—	991
Provision for (release of) loan loss reserves	(4,251)	26,581
Amortization of equity based compensation	5,276	14,026
Amortization of deferred financing costs included in interest expense	4,892	2,568
Amortization of premium on mortgage loan financing	(273)	(309)
Amortization of above- and below-market lease intangibles	(478)	(660)
Amortization of premium/(accretion) of discount and other fees on loans	(3,408)	(3,924)
Amortization of premium/(accretion) of discount and other fees on securities	35	431
Realized (gain) loss on sale of mortgage loan receivables held for sale	—	(1,005)
Realized (gain) loss on disposition of loan	26	51
Realized (gain) loss on securities	(579)	(3,011)
Realized (gain) loss on sale of real estate, net	—	(10,529)
Realized gain on sale of derivative instruments	—	(125)
Origination of mortgage loan receivables held for sale	(41,000)	(212,805)
Repayment of mortgage loan receivables held for sale	36	64
Proceeds from sales of mortgage loan receivables held for sale	—	189,359
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(436)	(441)
Deferred tax asset (liability)	1,219	12,037
Accrued interest receivable	2,580	(2,165)
Other assets	(1,565)	(13,731)
Accrued expenses and other liabilities	(15,650)	(32,456)
Net cash provided by (used in) operating activities	(43,590)	(41,092)

	Three Months Ended March 31,
	2021	2020

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(116,555)	(313,936)
Repayment of mortgage loan receivables held for investment	394,446	118,573
Proceeds from sale of mortgage loan receivables held for investment, at amortized cost	46,557	—
Purchases of real estate securities	(40,016)	(438,423)
Repayment of real estate securities	10,540	43,627
Basis recovery of Agency interest-only securities	2,002	1,880
Proceeds from sales of real estate securities	329,063	106,367
Purchases of real estate	—	(6,239)
Capital improvements of real estate	(1,269)	(940)
Proceeds from sale of real estate	43,750	11,160
Capital distribution from investment in unconsolidated joint ventures	2,181	215
Proceeds from sale of FHLB stock	18,040	—
Purchase of derivative instruments	—	(46)
Sale of derivative instruments	—	297
Net cash provided by (used in) investing activities	688,739	(477,465)
Cash flows from financing activities:
Deferred financing costs paid	(621)	(12,186)
Proceeds from borrowings under debt obligations	1,631,557	5,924,969
Repayment of borrowings under debt obligations	(2,077,161)	(5,073,000)
Cash dividends paid to Class A common shareholders	(26,245)	(37,340)
Capital distributed to noncontrolling interests in operating partnership	—	(4,134)
Capital contributed by noncontrolling interests in consolidated joint ventures	—	303
Capital distributed to noncontrolling interests in consolidated joint ventures	(269)	(3,296)
Reissuance of treasury stock	(1)	1
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(4,421)	(9,078)
Purchase of treasury stock	(214)	(1,206)
Issuance of common stock	1	(1)
Net cash provided by (used in) financing activities	(477,374)	785,032
Net increase (decrease) in cash, cash equivalents and restricted cash	167,775	266,475
Cash, cash equivalents and restricted cash at beginning of period	1,284,284	355,746
Cash, cash equivalents and restricted cash at end of period	$1,452,059	$622,221

Supplemental information:
Cash paid for interest, net of amounts capitalized	$54,362	$49,417
Cash paid (received) for income taxes	863	(194)

Non-cash investing and financing activities:
Repayment in transit of mortgage loans receivable held for investment (other assets)	50,832	551
Settlement of mortgage loan receivable held for investment by real estate, net	(43,129)	(21,586)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	43,750	21,535
Net settlement of sale of real estate, subject to debt - real estate	—	(19,098)
Net settlement of sale of real estate, subject to debt - debt obligations	—	19,098
Dividends declared, not paid	26,530	38,256

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2021	March 31, 2020	December 31, 2020
Cash and cash equivalents	$1,305,686	$358,352	$1,254,432
Restricted cash	146,373	263,869	29,852
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,452,059	$622,221	$1,284,284

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2021, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely. We continue to actively manage the liquidity and operations of the Company in light of the market conditions and the overall financial impact of COVID-19 across most industries in the United States. In view of the ongoing uncertainty related to the duration of the pandemic, its ultimate impact on our revenues, profitability and financial position remains difficult to assess at this time. Refer to the Notes to the Consolidated Financial Statements for further disclosure on the current and potential impact of COVID-19 on our business.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries which are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. See Note 10, Consolidated Variable Interest Entities, for further information on the Company’s consolidated variable interest entities.

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

Reclassifications

The Company reclassified its FHLB stock into other assets as of January 1, 2021, as such, the amount of $31.0 million from December 31, 2020 was reclassified into other assets on the Consolidated Balance Sheet. As of March 31, 2021, the book value of our investment in FHLB Stock was $13.0 million.

Recently Adopted Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 815), (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves the consistent application of, and simplifies, GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs, (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The adoption of ASU 2020-08 did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

March 31, 2021 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)	Remaining Maturity (years)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$1,896,330	$1,886,661	5.80%	1.29
Mezzanine loans	121,313	121,069	10.36%	2.41
Total mortgage loans	2,017,643	2,007,730	6.08%	1.36
Allowance for credit losses	N/A	(36,241)
Total mortgage loan receivables held for investment, net, at amortized cost	2,017,643	1,971,489
Mortgage loan receivables held for sale:
First mortgage loans	71,442	71,482	4.22%	9.81
Total	$2,089,085	$2,042,971	6.01%	1.65

(1)Includes the impact from interest rate floors. March 31, 2021 LIBOR rates are used to calculate weighted average yield for floating rate loans.

As of March 31, 2021, $1.6 billion, or 79.9%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $1.6 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2021, $71.4 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

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

As of December 31, 2020, $1.9 billion, or 82.0%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $1.9 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors. As of December 31, 2020, $30.5 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

For the three months ended March 31, 2021 and 2020, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	116,555	—	41,000
Repayment of mortgage loan receivables	(374,735)	—	(36)
Proceeds from sales of mortgage loan receivables	(46,557)	—	—
Non-cash disposition of loans via foreclosure(1)	(45,000)	—	—
Accretion/amortization of discount, premium and other fees	3,408	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Provision for current expected credit loss, net (impact to earnings)	—	4,116	—
Balance, March 31, 2021	$2,007,730	$(36,241)	$71,482

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	313,936	—	212,805
Repayment of mortgage loan receivables	(118,531)	—	(64)
Proceeds from sales of mortgage loan receivables	—	—	(189,358)
Non-cash disposition of loan via foreclosure(1)	(23,586)	—	—
Sale of loans, net	—	—	1,005
Accretion/amortization of discount, premium and other fees	3,924	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,000	—
Provision expense for current expected credit loss(implementation impact)(2)	—	(4,964)	—
Provision expense for current expected credit loss (impact to earnings)(2)	—	(17,993)	—
Additional asset-specific reserve	—	(8,000)	—
Balance, March 31, 2020	$3,432,779	$(49,457)	$146,713

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.
(2)During the three months ended March 31, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement thereafter, including the period to date change for the three months ended March 31, 2020, is accounted for as provision expense for current expected credit loss in the consolidated statements of income.

As of March 31, 2021 and December 31, 2020, there was $0.5 million of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
	2021		2020
Allowance for credit losses at beginning of period	$41,507		$20,500
Provision for current expected credit loss (implementation impact)	—		4,964	(1)
Provision for current expected credit loss, net (impact to earnings)(2)	(4,116)		25,993
Foreclosure of loans subject to asset-specific reserve	(1,150)		(2,000)
Allowance for credit losses at end of period	$36,241		$49,457

	March 31, 2021		December 31, 2020
Carrying value of loans on non-accrual status, net of asset-specific reserve	$130,574	(3)	$175,022	(4)

(1)Additional provisions for current expected credit losses related to implementation of $0.8 million and $22.0 thousand related to unfunded commitments and held-to-maturity securities, respectively, were recorded on January 1, 2020 at implementation of CECL.
(2)For the three months ended March 31, 2021, the total provision release consisted of $4.1 million in general reserves and no asset-specific reserves. For the three months ended March 31, 2020, the total provision recorded included $18.0 million of general reserves and $8.0 million of asset-specific reserves.
(3)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $26.8 million, one loan with a carrying value of $36.4 million, one loan with a carrying value of $12.8 million, and one loan with a carrying value of $30.5 million.
(4)Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $27.1 million, one loan with a carrying value of $36.4 million, one loan with a carrying value of $13.0 million, one loan with a carrying value of $30.6 million and one loan with a carrying value of $43.8 million which was foreclosed on and sold in 2021.

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

As of March 31, 2021, the Company has a $36.7 million allowance for current expected credit losses, of which $36.2 million pertains to mortgage loan receivables. This allowance includes three loans that have an aggregate of $20.2 million of asset-specific reserves against a carrying value of $71.1 million as of March 31, 2021.

The total change in reserve for provision for the three months ended March 31, 2021 was a release of $4.3 million. The release represents a decline in the general reserve of loans held for investment of $4.2 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macro economic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

The Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of March 31, 2021.

Loan Portfolio by Geographic Region, Property Type and Vintage ($ in thousands)

Amortized Cost
Geographic Region
Northeast	$647,583
Southwest	434,883
South	242,205
Midwest	328,919
West	283,036
Subtotal loans	1,936,626
Individually impaired loans(1)	71,104
Total loans	$2,007,730

(1)Refer to “Individually Impaired Loans” below for further detail.

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

	Amortized Cost Basis by Origination Year
Property Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$—	$—	$197,434	$236,774	$134,436	$568,644
Multifamily	37,818	15,064	238,162	44,681	21,221	356,946
Hospitality	—	—	43,592	139,821	111,111	294,524
Other	—	—	111,704	30,436	—	142,140
Mixed Use	50,371	108,646	16,621	—	—	175,638
Retail	19,965	—	85,119	—	40,527	145,611
Industrial	—	—	117,806	—	6,458	124,264
Manufactured Housing	—	4,559	57,369	11,731	3,955	77,614
Self-Storage	—	—	36,026	15,219	—	51,245
Subtotal loans	108,154	128,269	903,833	478,662	317,708	1,936,626
Individually Impaired loans (1)	—	—		—	71,104	71,104
Total loans (2)	$108,154	$128,269	$903,833	$478,662	$388,812	$2,007,730

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $11.8 million of accrued interest receivable on all loans at March 31, 2021.

Individually Impaired Loans

As of March 31, 2021, two loans with an amortized cost basis of $26.9 million and a combined carrying value of $24.2 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded an asset-specific provision for loss in 2018 on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of March 31, 2021, the Company believed no additional loss provision was necessary based on the application of direct capitalization rates of 4.60% to 4.90%.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a troubled debt restructuring (“TDR”), which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. For the three months ended March 31, 2020, management determined that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent comparable sales and (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of March 31, 2021, the amortized cost basis was $44.3 million, and after impairment of the A-Note and the B-Note of $17.5 million, the carrying value was $26.8 million.

As of March 31, 2021, there were no unfunded commitments associated with modified loans considered TDRs.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Other Loans on Non-Accrual Status

As of March 31, 2021, three other loans were on non-accrual status, with a combined carrying value of $79.7 million. The Company put such loans on non-accrual status in the fourth quarter of 2020 and performed a review of the collateral for the loans. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties.

There are no other loans on non-accrual status other than those discussed in Individually Impaired Loans and Other Loans on Non-Accrual Status above as of March 31, 2021.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2021 and 2020 ($ in thousands):

March 31, 2021

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$722,489	$722,238	$1,063	$(5,920)	$717,381	(3)	77	AAA	1.62%	1.62%	1.87
CMBS interest-only(2)(4)	1,480,575	19,693	791	(25)	20,459	(5)	15	AAA	0.56%	2.24%	2.08
GNMA interest-only(4)(6)	68,478	690	203	(91)	802		14	AA+	0.40%	5.10%	3.46
Agency securities(2)	577	583	8	—	591		2	AA+	2.53%	1.62%	1.11
GNMA permanent securities(2)	24,239	24,402	468	—	24,870		3	AA+	4.12%	3.54%	1.41
Total debt securities	$2,296,358	$767,606	$2,533	$(6,036)	$764,103		111		0.93%	1.71%	1.86
Provision for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,296,358	$767,606	$2,533	$(6,056)	$764,083		111

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
(5)Includes $0.6 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2021 and December 31, 2020 ($ in thousands):

March 31, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$238,289	$444,688	$34,404	$—	$717,381
CMBS interest-only	1,256	19,203	—	—	20,459
GNMA interest-only	86	463	253	—	802
Agency securities	509	82	—	—	591
GNMA permanent securities	—	24,870	—	—	24,870
Provision for current expected credit losses	—	—	—	—	(20)
Total debt securities	$240,140	$489,306	$34,657	$—	$764,083

December 31, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$230,977	$748,953	$23,371	$—	$1,003,301
CMBS interest-only	1,572	20,641	—	—	22,213
GNMA interest-only	65	647	288	—	1,000
Agency securities	—	605	—	—	605
GNMA permanent securities	67	31,132	—	—	31,199
Provision for current expected credit losses	—	—	—	—	(20)
Total debt securities	$232,681	$801,978	$23,659	$—	$1,058,298

During the three months ended March 31, 2021 and 2020, the Company realized losses on securities recorded as other than temporary impairments of $0.1 million and $0.2 million, respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income.

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

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	March 31, 2021	December 31, 2020
Land	$220,511	$220,511
Building	839,811	838,542
In-place leases and other intangibles	157,176	157,176
Undepreciated real estate and related lease intangibles	1,217,498	1,216,229
Less: Accumulated depreciation and amortization	(240,527)	(230,925)
Real estate and related lease intangibles, net	$976,971	$985,304

Below market lease intangibles, net (other liabilities)	$(36,383)	$(36,952)

At March 31, 2021 and December 31, 2020, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $106.0 million and $106.8 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense(1)	$7,990	$8,273
Amortization expense	1,546	1,711
Total real estate depreciation and amortization expense	$9,536	$9,984

(1)Depreciation expense on the consolidated statements of income also includes $25 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2021 and 2020.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	March 31, 2021	December 31, 2020
Gross intangible assets(1)	$157,176	$157,176
Accumulated amortization	67,651	66,014
Net intangible assets	$89,525	$91,162

(1)Includes $4.1 million and $4.2 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

The following table presents increases/reductions in operating lease income recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(92)	$(92)
Increase in operating lease income for amortization of below market lease intangibles acquired	570	752

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2021 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense
2021 (last 9 months)	$804	$5,406
2022	1,071	5,406
2023	1,071	5,406
2024	1,071	5,406
2025	1,071	5,406
Thereafter	27,215	58,418
Total	$32,303	$85,448

Rent Receivables, Unencumbered Real Estate, and Operating Lease Income

There were $0.4 million and $0.5 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

There was unencumbered real estate of $75.3 million and $75.9 million as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company recorded $1.0 million and $2.0 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2021 ($ in thousands):

Period Ending December 31,	Amount
2021 (last 9 months)	$57,458
2022	66,465
2023	64,746
2024	63,783
2025	62,506
Thereafter	471,453
Total	$786,411

Acquisitions

During the three months ended March 31, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Real estate acquired via foreclosure
February 2021	Hotel	Miami, FL	43,750	100.0%
Total real estate acquired via foreclosure			43,750

Total real estate acquisitions			$43,750

(1)Properties were consolidated as of acquisition date.

Acquisitions via Foreclosure

In February 2021, the Company acquired a hotel in Miami, FL via foreclosure recognizing a $26 thousand loss which is included in its consolidated statements of income. The property previously served as collateral for a mortgage loan receivable held for investment with a basis of $45.1 million, net of an asset-specific loan loss provision of $1.2 million recorded in the three months ended December 31, 2020. In February 2021, the foreclosed property was sold without any gain or loss. The Company recorded no revenues from its 2021 acquisitions for the three months ended March 31, 2021.

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

(1)Properties were consolidated as of acquisition date.

The Company recorded $44 thousand in revenues from its 2020 acquisitions for the three months ended March 31, 2020, which is included in its consolidated statements of income. The Company recorded $0.1 million in earnings (losses) from its 2020 acquisitions for the three months ended March 31, 2020, which is included in its consolidated statements of income.

Sales

The Company sold the following properties during the three months ended March 31, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1	—	—
Totals			$43,750	$43,750	$—

The Company sold the following properties during the three months ended March 31, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
Various	Condominium	Miami, FL	665	658	7	—	2	4
March 2020	Diversified	Richmond, VA	22,527	14,829	7,698	7	—	—
March 2020	Diversified	Richmond, VA	6,932	4,109	2,823	1	—	—
Totals			$30,124	$19,596	$10,528

(1)Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $10.5 million of realized loss on the disposal of fixed assets for the three months ended March 31, 2020.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2021 and December 31, 2020 ($ in thousands):

Entity	March 31, 2021	December 31, 2020
Grace Lake JV, LLC	$4,320	$4,023
24 Second Avenue Holdings LLC	40,188	42,230
Investment in unconsolidated joint ventures	$44,508	$46,253

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
Entity	2021	2020
Grace Lake JV, LLC	$297	$186
24 Second Avenue Holdings LLC	139	255
Earnings (loss) from investment in unconsolidated joint ventures	$436	$441

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

The Company’s investment in Grace Lake LLC is an unconsolidated joint venture, which is a variable interest entity (“VIE”) for which the Company is not the primary beneficiary. This joint venture was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the joint venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has a passive investment and no control of this entity and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

During the three months ended March 31, 2021, and March 31, 2020, the Company received no distributions from its investment in Grace Lake LLC.

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

During the three months ended March 31, 2021 and 2020 the Company recorded $0.1 million and $0.3 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. The Company received $2.2 million of distributions during the three months ended March 31, 2021.

The 24 Second Avenue investment consists of residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of March 31, 2021, 24 Second Avenue sold 21 residential condominium units for $55.2 million in total gross sale proceeds, and two residential condominium units were under contract for sale for $6.3 million in gross sales proceeds with a 10% deposit down on the sales contracts. As of March 31, 2021, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Total assets	$117,794	$114,916
Total liabilities	70,972	75,775
Partners’/members’ capital	$46,822	$39,141

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$4,514	$4,476
Total expenses	3,323	3,974
Net income (loss)	$1,191	$502

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2021 and December 31, 2020 are as follows ($ in thousands):

March 31, 2021

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at March 31, 2021(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$110,887		$389,113	1.86%	—	2.11%	12/19/2022	(3)	(4)	$179,497	$179,497
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2022	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	90,176		209,824	1.86%	—	2.86%	12/16/2021	(7)	(8)	155,288	155,288
Committed Loan Repurchase Facility	300,000	11,312		288,688	2.13%	—	2.13%	11/6/2022	(9)	(4)	28,312	28,312
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.23%	—	2.23%	12/31/2022	(3)	(4)	44,961	44,961
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	10/24/2021	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,550,000	238,558		1,311,442							408,058	408,058
Committed Securities Repurchase Facility(2)	789,114	63,125		725,989	0.81%	—	1.06%	12/23/2021	N/A	(12)	76,846	76,846
Uncommitted Securities Repurchase Facility	N/A (14)	275,014		N/A (14)	0.57%	—	2.11%	4/2021-5/2021	N/A	(12)	321,247	321,247	(14)
Total Repurchase Facilities	1,950,000	576,697		1,648,317							806,151	806,151
Revolving Credit Facility	266,430	256,430		10,000	3.11%	—	5.25%	2/11/2022	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	765,096	765,096		—	3.75%	—	6.16%	2021 - 2030(17)	N/A	(18)	901,633	1,134,898	(19)
Secured Financing Facility	206,350	194,662	(20)	—	10.75%	—	10.75%	5/6/2023	N/A	(21)	274,806	275,081
CLO Debt	234,968	233,195	(22)	—	5.5%	—	5.5%	5/16/2024	N/A	(4)	358,834	358,834
Borrowings from the FHLB	288,000	288,000		—	0.37%	—	2.74%	2021 - 2024	N/A	(23)	317,448	317,448	(24)
Senior Unsecured Notes	1,465,644	1,453,739	(25)	—	4.25%	—	5.25%	2021 - 2027	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations, Net	$5,176,488	$3,767,819		$1,658,317							$2,658,872	$2,892,412

(1)March 2021 LIBOR rates are used to calculate interest rates for floating rate debt.
(2)The combined committed amounts for the loan repurchase facility and the securities repurchase facility total $900.0 million, with maximum capacity on the loan repurchase facility of $500.0 million, and maximum capacity on the securities repurchase facility of $900.0 million less outstanding commitments on the loan repurchase facility.
(3)Two 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(4)First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(5)Two additional 12-month periods at Company’s option.
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
(12)Commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(13)Represents uncommitted securities repurchase facilities for which there is no committed amount subject to future advances.
(14)Includes $2.1 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(15)Three additional 12-month periods at Company’s option.
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
(20)Presented net of unamortized debt issuance costs of $5.8 million and an unamortized discount of $5.9 million related to the Purchase Right (described in detail under Secured Financing Facility below) at March 31, 2021.

(21)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with Lender’s approval. Pending substitution of acceptable collateral, $20.3 million of the obligations are unsecured and guaranteed by the Company.
(22)Presented net of unamortized debt issuance costs of $1.8 million at March 31, 2021.
(23)Investment grade commercial real estate securities and cash It does not include the first mortgage commercial real estate loans collateralizing such securities.
(24)Includes $8.8 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(25)Presented net of unamortized debt issuance costs of $11.9 million at March 31, 2021.
(26)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2020

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2020(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$112,004		$387,996	1.91%	—	2.16%	12/19/2022	(3)	(4)	$180,416	$180,416
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	90,197		209,803	1.91%	—	2.91%	12/16/2021	(7)	(8)	154,850	154,850
Committed Loan Repurchase Facility	300,000	11,312		288,688	2.19%	—	2.19%	11/6/2022	(9)	(4)	28,285	28,285
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.28%	—	2.28%	12/31/2022	(10)	(4)	45,235	45,235
Committed Loan Repurchase Facility	100,000	15,672		84,328	2.66%	—	3.50%	10/24/2021	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	255,368		1,294,632							439,386	439,386
Committed Securities Repurchase Facility(2)	787,996	149,633		638,363	0.86%	—	1.11%	12/23/2021	N/A	(13)	226,008	226,008
Uncommitted Securities Repurchase Facility	N/A (14)	415,836		N/A (14)	0.73%	—	2.84%	1/2021-3/2021	N/A	(13)	502,476	502,476	(15)
Total Repurchase Facilities	1,950,000	820,837		1,544,999							1,167,870	1,167,870
Revolving Credit Facility	266,430	266,430		—	3.15%			2/11/2022	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	766,064	766,064		—	3.75%	—	6.16%	2021 - 2030(18)	N/A	(19)	909,406	1,133,703	(20)
Secured Financing Facility	206,350	192,646	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	327,769	328,097
CLO Debt	279,156	276,516	(23)	—	5.50%	—	5.50%	5/16/2024	N/A	(4)	362,600	362,600
Borrowings from the FHLB	1,500,000	288,000		1,212,000	0.41%	—	2.74%	2021 - 2024	N/A	(24)	388,400	392,212	(25)
Senior Unsecured Notes	1,612,299	1,599,371	(26)	—	4.25%	—	5.88%	2021 - 2027	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations	$6,580,299	$4,209,864		$2,756,999							$3,156,045	$3,384,482

(1)December 31, 2020 LIBOR rates are used to calculate interest rates for floating rate debt.
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
(6)First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans
(7)Two additional 364-day periods at Company’s option.
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
(13)Commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
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
(27)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2021	$819,268
2022	733,163
2023	351,992
2024	531,283
2025	468,876
Thereafter	884,678
Subtotal	3,789,260
Debt issuance costs included in senior unsecured notes	(11,905)
Debt issuance costs included in secured financing facility	(5,827)
Discount on secured financing facility related to Purchase Right	(5,861)
Debt issuance costs included in CLO debt	(1,773)
Debt issuance costs included in mortgage loan financing	(354)
Premiums included in mortgage loan financing(2)	4,279
Total	$3,767,819

(1)Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2021 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of March 31, 2021.
(2)Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2021.

Revolving Credit Facility

During the three months ended March 31, 2021, the Company paid down $10.0 million of the revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2021, the Company had $256.4 million borrowings outstanding.

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of March 31, 2021 and 2020, the amount of unamortized costs relating to such facilities are $5.4 million and $8.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2021-2030 as of March 31, 2021. These loans have carrying amounts of $765.1 million and $766.1 million, net of unamortized premiums of $4.3 million and $4.6 million as of March 31, 2021 and December 31, 2020, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.3 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2021 and 2020, respectively. The loans are collateralized by real estate and related lease intangibles, net, of $901.6 million and $909.4 million as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, the Company had $194.7 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $5.8 million and a $5.9 million unamortized discount related to the Purchase Right.

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

As of March 31, 2021, the Company had $233.2 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $1.8 million were included in CLO debt as of March 31, 2021.

Borrowings from the Federal Home Loan Bank (“FHLB”)

On July 11, 2012, Tuebor, a consolidated subsidiary of the Company, became a member of the FHLB and subsequently drew its first secured funding advances from the FHLB. As of February 19, 2021, pursuant to a final rule adopted by the Federal Housing Finance Agency (the “FHFA”) regarding the eligibility of captive insurance companies, Tuebor’s membership in the FHLB has been terminated, although outstanding advances may remain outstanding until their scheduled maturity dates. Funding for future advance paydowns is expected to be obtained from the natural amortization and/or sales of securities collateral, or from other financing sources. There is no assurance that the FHFA or the FHLB will not take actions that could adversely impact Tuebor’s existing advances.

As of March 31, 2021, Tuebor had $288.0 million of borrowings outstanding, with terms of overnight to 3.75 years (with a weighted average of 2.8 years), interest rates of 0.37% to 2.74% (with a weighted average of 1.09%), and advance rates of 71.7% to 95.7% on eligible collateral. As of March 31, 2021, collateral for the borrowings was comprised of $215.3 million of CMBS and U.S. Agency Securities and $102.1 million of cash. FHLB advances amounted to 7.6% of the Company’s outstanding debt obligations as of March 31, 2021.

As of December 31, 2020, Tuebor had $288.0 million of borrowings outstanding with terms of overnight to 3.75 years (with a weighted average of 2.8 years), interest rates of 0.41% to 2.74% (with a weighted average of 1.12%), and advance rates of 45.0% to 95.7% on eligible collateral. As of December 31, 2020, collateral for the borrowings was comprised of $280.1 million of CMBS and U.S. Agency Securities and $108.3 million of first mortgage commercial real estate loans.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.1 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2021. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of March 31, 2021, the Company had $1.5 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2022 Notes and the 2025 Notes, the “Notes”).

On January 27, 2021, the Company redeemed in full its 5.875% Senior Notes due 2021 (the “2021 Notes”) for $150.9 million. The 2021 Notes were redeemed at par, plus accrued and unpaid interest to the redemption date, pursuant to the optional redemption provisions of the indenture governing the 2021 Notes. The redemption of a portion of the 2021 Notes that were redeemed was subject to the condition that the Company’s subsidiary issuers of the 2021 Notes complete a notes offering of not less than $400 million. The issuers waived the condition prior to redeeming the 2021 Notes in full.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of Series TRS of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of March 31, 2021, the Company has a 100% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2021 and 2020.
Unamortized debt issuance costs of $11.9 million and $12.9 million are included in senior unsecured notes as of March 31, 2021 and December 31, 2020, respectively, in accordance with GAAP.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes will mature on March 15, 2022. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2022 Notes from time to time without further approval. As of March 31, 2021, the remaining $465.9 million in aggregate principal amount of the 2022 Notes is due March 15, 2022.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes will mature on October 1, 2025. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. As of March 31, 2021, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes will mature on February 1, 2027. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. As of March 31, 2021, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

Financing Strategy in Current Market Conditions

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has continued to improve during the three months ended March 31, 2021 as liquidity continued to return to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended March 31, 2021, the Company paid down $227.3 million of securities repurchase financing, primarily through sales of securities.

Federal Home Loan Bank (“FHLB”) Financing: In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February of 2021.

During the three months ended March 31, 2021, the Company maintained $288.0 million in borrowings from the FHLB. The remaining maturities are staggered out through 2024. Funding for future advance paydowns would be obtained from the natural amortization of securities over time or sales of securities collateral.

Loan Repurchase Financing: The Company utilizes committed loan repurchase financing from six bank providers as part of a diverse loan financing strategy that includes a secured financing facility and CLO financing. During the three months ended March 31, 2021, the Company paid down $16.8 million of such loan repurchase financing.

Secured Financing Facility: On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation, under which the Lender will provide the Company with approximately $206.4 million in senior secured financing to fund transitional and land loans.

CLO Debt: On April 27, 2020, the Company completed a private CLO financing transaction with a major U.S. bank which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis.

Based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing.

Financial Covenants

We were in compliance with all covenants described in the Company’s Annual Report, as of March 31, 2021.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2021 and December 31, 2020 ($ in thousands):

March 31, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$69,571	$—	$—	0.11
Futures
5-year Swap	25,300	76	—	0.25
10-year Swap	75,100	225	—	0.25
Total futures	100,400	301	—
Total derivatives	$169,971	$301	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1Month LIBOR	$69,571	$—	$—	0.35
Futures
5-year Swap	23,800	108	—	0.25
10-year Swap	41,800	191	—	0.25
Total futures	65,600	299	—
Total derivatives	$135,171	$299	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Three Months Ended March 31, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$2	$4,769	$4,771
Total	$2	$4,769	$4,771

	Three Months Ended March 31, 2020
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$272	$(15,946)	$(15,674)
Credit Derivatives	111	128	239
Total	$383	$(15,818)	$(15,435)

The Company’s counterparties held $1.6 million and $0.8 million of cash margin as collateral for derivatives as of March 31, 2021 and December 31, 2020, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2021 and December 31, 2020. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

As of March 31, 2021
Offsetting of Financial Assets and Derivative Assets
($ in thousands)

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$301	$—	$301	$—	$—	$301
Total	$301	$—	$301	$—	$—	$301

(1)Included in restricted cash on consolidated balance sheets.

As of March 31, 2021
Offsetting of Financial Liabilities and Derivative Liabilities
($ in thousands)

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$576,698	$—	$576,698	$576,698	$—	$—
Total	$576,698	$—	$576,698	$576,698	$—	$—

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

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2021 and December 31, 2020 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

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

	March 31, 2021	December 31, 2020
	Notes 3 & 7	Notes 3 & 7
Restricted cash	$3,925	$3,925
Mortgage loan receivables held for investment, net, at amortized cost	358,834	362,600
Accrued interest receivable	1,364	1,382
Other assets	4,197	69,649
Total assets	$368,320	$437,556
Debt obligations, net	$233,195	$276,516
Accrued expenses	574	682
Total liabilities	233,769	277,198
Net equity in VIEs (eliminated in consolidation)	134,551	160,358
Total equity	134,551	160,358
Total liabilities and equity	$368,320	$437,556

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of March 31, 2021. As of March 31, 2021, the Company held a 100% interest in LCFH.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2021, the Company has a remaining amount available for repurchase of $37.9 million, which represents 2.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.80 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2021 and 2020 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		—
Repurchases paid	20,000	(214)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2021		$37,888

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	146,153	(1,201)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2020		$39,931

(1)Amount excludes commissions paid associated with share repurchases.

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2021 and 2020:

Declaration Date	Dividend per Share
March 15, 2021	$0.200
Total	$0.200

February 27, 2020	$0.340
Total	$0.340

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2021 and 2020 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	6,849	—	6,849
March 31, 2021	$(3,614)	$(2)	$(3,616)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$4,218	$477	$4,695
Other comprehensive income (loss)	(70,142)	(7,865)	(78,007)
Rebalancing of ownership percentage between Company and Operating Partnership	4	(4)	—
March 31, 2020	$(65,920)	$(7,392)	$(73,312)

12. NONCONTROLLING INTERESTS

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interest in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners held interests in the Operating Partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests, along with the Class B common stock held by these investors, were exchangeable for Class A shares of the Company. The roll-forward of the Operating Partnership’s LP Units followed the Class B common stock of the Company as disclosed in the consolidated statements of changes in equity. As of September 30, 2020, all shares of Class B common stock have been exchanged for shares of Class A common stock, and the Company held a 100% interest in LCFH.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. There were no changes in ownership interest for the three months ended March 31, 2021.

Noncontrolling Interest in Consolidated Joint Ventures

As of March 31, 2021, the Company consolidates four ventures in which there are other noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $81.5 million, 11 office buildings in Richmond, VA with a book value of $71.9 million, a single-tenant office building in Oakland County, MI with a book value of $8.9 million and an apartment complex in Miami, FL with a book value of $37.0 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2021	2020
Basic Net income (loss) available for Class A common shareholders	$192	$(15,728)
Diluted Net income (loss) available for Class A common shareholders	$192	$(15,728)
Weighted average shares outstanding
Basic	123,974,970	106,329,796
Diluted	124,324,683	106,329,796

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended March 31,
(In thousands except share and per share amounts)	2021(1)	2020(1)
Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$192	$(15,728)
Denominator:
Weighted average number of shares of Class A common stock outstanding	123,974,970	106,329,796
Basic net income (loss) per share of Class A common stock	$—	$(0.15)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$192	$(15,728)
Diluted net income (loss) attributable to Class A common shareholders	192	(15,728)
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	123,974,970	106,329,796
Diluted weighted average number of shares of Class A common stock outstanding	124,324,683	106,329,796
Diluted net income (loss) per share of Class A common stock	$—	$(0.15)

(1)For the three months ended March 31, 2020, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.
(2)The Company is using the as-if converted method for the Class B common shareholders while adjusting for additional corporate income tax expense (benefit) for the described net income (loss) add-back for periods prior to September 30, 2020. There are no Class B common stock outstanding as of March 31, 2021.
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

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based and other compensation plans ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Stock Based Compensation Expense	$5,276	$14,026
Phantom Equity Investment Plan	22	(2,138)
Stock Options Exercised	—	270
Bonus Expense	450	(30)
Total	$5,748	$12,128

Summary of Stock and Shares Nonvested/Outstanding

A summary of the grants is presented below:

	Three Months Ended March 31,
	2021		2020
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	747,713	$9.81	1,466,337	$18.72

The table below presents the number of unvested shares and outstanding stock options at March 31, 2021 and changes during 2021 of the Class A Common stock and Stock Options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2020	2,800,824	681,102
Granted	747,713	—
Exercised	—	—
Vested	(981,475)	—
Forfeited	(326,966)	—
Expired	—	—
Nonvested/Outstanding at March 31, 2021	2,240,096	681,102

Exercisable at March 31, 2021		681,102

At March 31, 2021 there was $22.1 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 27.2 months, with a weighted-average remaining vesting period of 34 months.

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

Annual Incentive Awards Granted in 2021 with respect to 2020 Performance

On January 1, 2021, in connection with 2020 compensation, annual stock awards were granted to non-management employees (“Non-Management Grantees”) with an aggregate fair value of $7.0 million, which represents 711,653 shares of Class A common stock. Approximately one-third of the awards to Non-Management Grantees were unrestricted, with another one-third of the awards subject to time-based vesting criteria, and the remaining one-third subject to attainment of the Performance Target for the applicable years. The one-third of awards subject to attainment of the Performance Target is also subject to the Performance Waiver and Catch-Up Provision, each described below. The time-vesting restricted stock will vest in three installments on February 18 of each of 2022, 2023 and 2024, subject to continued employment on the applicable vesting dates.

Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on the grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on distributable earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2021, 2022 and 2023, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8% based on distributable earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. On May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Performance Waiver was made in recognition of the actions taken by Ladder’s employees in response to COVID-19 that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements. Such actions included maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources. As of March 31, 2021, there were 44 Ladder employees and one consultant eligible for the 2021 Performance Waiver.

Other 2021 Restricted Stock Awards

On February 18, 2021, certain members of the board of directors each received annual restricted stock awards with a grant date fair value of $0.4 million, representing 36,060 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

Change in Control

In the event a Non-Management Grantee is terminated by the Company without cause within six months of certain changes in control (as defined in the respective award agreements), all unvested time shares shall vest on the termination date and all unvested performance shares shall remain outstanding and be eligible to vest (or be forfeited) in accordance with the performance conditions. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

Ladder Capital Corp Deferred Compensation Plan

As of December 31, 2020, there were 165,735 phantom units outstanding in the 2014 Deferred Compensation Plan, of which zero were unvested, resulting in a liability of $1.6 million, which is included in accrued expenses on the consolidated balance sheets. As of March 31, 2021, the deferred compensation plan ended as the liability had been fully paid.

Bonus Payments

On December 16, 2020, the board of directors of Ladder Capital Corp approved the 2020 bonus payments to employees, including officers, totaling $36.8 million of which $35.7 million consisted of equity based compensation. Of the total approved amount, there was $29.4 million of equity based compensation granted in 2020. During the three months ended March 31, 2021, the Company recorded $0.5 million of compensation expense related to bonuses. For the three months ended March 31, 2020, the Company did not record any bonus expense. For the three months ended March 31, 2021, the Company paid $1.1 million compensation expense related to bonuses accrued for during the year ended December 31, 2020.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2021 and December 31, 2020 are as follows ($ in thousands):

March 31, 2021

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$722,489		$722,238	$717,381	Internal model, third-party inputs	1.62%	1.87
CMBS interest-only(1)	1,480,575	(2)	19,693	20,459	Internal model, third-party inputs	2.24%	2.08
GNMA interest-only(3)	68,478	(2)	690	802	Internal model, third-party inputs	5.10%	3.46
Agency securities(1)	577		583	591	Internal model, third-party inputs	1.62%	1.11
GNMA permanent securities(1)	24,239		24,402	24,870	Internal model, third-party inputs	3.54%	1.41
Provision for current expected credit reserves	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,017,643		2,007,730	1,901,459	Discounted Cash Flow(4)	6.08%	1.36
Allowance for current expected credit reserves	N/A		(36,241)	(36,241)	(5)	N/A	N/A
Mortgage loan receivables held for sale	71,442		71,482	73,479	Internal model, third-party inputs(6)	4.22%	9.81
FHLB stock(7)	12,960		12,960	12,960	(7)	3.00%	N/A
Nonhedge derivatives(1)(8)	169,971		N/A	301	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	465,811		465,811	465,811	Discounted Cash Flow(9)	1.09%	0.52
Repurchase agreements - long-term	110,886		110,886	110,886	Discounted Cash Flow(10)	1.79%	1.97
Revolving credit facility	256,430		256,430	256,430	Discounted Cash Flow(9)	3.11%	0.32
Mortgage loan financing	761,172		765,096	784,455	Discounted Cash Flow(10)	4.84%	3.79
Secured financing facility	194,662		194,662	194,662	Discounted Cash Flow(9)	10.75%	2.35
CLO debt	233,195		233,195	233,195	Discounted Cash Flow(10)	5.50%	3.38
Borrowings from the FHLB	288,000		288,000	288,896	Discounted Cash Flow	1.09%	2.76
Senior unsecured notes	1,465,644		1,453,739	1,464,796	Internal model, third-party inputs	4.81%	4.22

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

December 31, 2020

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,015,520		$1,015,282	$1,003,301	Internal model, third-party inputs	1.56%	2.01
CMBS interest-only(1)	1,498,181	(2)	21,567	22,213	Internal model, third-party inputs	3.53%	2.19
GNMA interest-only(3)	75,350	(2)	868	1,001	Internal model, third-party inputs	5.06%	3.59
Agency securities(1)	586		593	605	Internal model, third-party inputs	1.64%	1.26
GNMA permanent securities(1)	30,254		30,340	31,199	Internal model, third-party inputs	3.49%	1.98
Provision for current expected credit losses	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,365,204		2,354,059	2,328,441	Discounted Cash Flow(4)	6.67%	1.07
Allowance for current expected credit losses	N/A		(41,507)	(41,507)	(5)	N/A	N/A
Mortgage loan receivables held for sale	30,478		30,518	32,082	Internal model, third-party inputs(6)	4.05%	9.18
FHLB stock(7)	31,000		31,000	31,000	(7)	3.00%	N/A
Nonhedge derivatives(1)(8)	65,600		N/A	299	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	708,833		708,833	708,833	Discounted Cash Flow(9)	1.16%	0.34
Repurchase agreements - long-term	112,004		112,004	112,004	Discounted Cash Flow(10)	9.47%	2.21
Revolving credit facility	266,430		266,430	266,430	Discounted Cash Flow(9)	3.15%	0.07
Mortgage loan financing	761,793		766,064	786,405	Discounted Cash Flow(10)	4.84%	4.04
Secured financing facility	192,646		192,646	192,646	Discounted Cash Flow(9)	10.75%	2.35
CLO debt	276,516		276,516	276,516	Discounted Cash Flow(10)	5.50%	3.38
Borrowings from the FHLB	288,000		288,000	289,091	Discounted Cash Flow	1.12%	2.76
Senior unsecured notes	1,612,299		1,599,371	1,607,930	Internal model, third-party inputs	4.90%	3.89

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2021 and December 31, 2020 ($ in thousands):

March 31, 2021

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$710,995		$—	$—	$706,326	$706,326
CMBS interest-only(1)	1,470,038	(2)	—	—	19,817	19,817
GNMA interest-only(3)	68,478	(2)	—	—	802	802
Agency securities(1)	577		—	—	591	591
GNMA permanent securities(1)	24,239		—	—	24,870	24,870
Nonhedge derivatives(4)	370,771		—	301	—	301
			$—	$301	$752,406	$752,707

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	$2,017,643		$—	$—	$1,901,459	$1,901,459
Allowance for current expected credit losses	N/A		—	—	(36,241)	(36,241)
Mortgage loan receivable held for sale	71,442		—	—	73,479	73,479
CMBS(5)	11,494		—	—	11,055	11,055
CMBS interest-only(5)	10,537		—	—	642	642
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
FHLB stock	12,960		—	—	12,960	12,960
			$—	$—	$1,963,334	$1,963,334
Liabilities:
Repurchase agreements - short-term	465,811		$—	$—	$465,811	$465,811
Repurchase agreements - long-term	110,886		—	—	110,886	110,886
Revolving credit facility	256,430		—	—	256,430	256,430
Mortgage loan financing	761,172		—	—	784,455	784,455
Secured financing facility	194,662		—	—	194,662	194,662
CLO debt	233,195		—	—	233,195	233,195
Borrowings from the FHLB	288,000		—	—	288,896	288,896
Senior unsecured notes	1,465,644		—	—	1,464,796	1,464,796
			$—	$—	$3,799,131	$3,799,131

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

December 31, 2020

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,003,998		$—	$—	$992,227	$992,227
CMBS interest-only(1)	1,487,616	(2)	—	—	21,538	21,538
GNMA interest-only(3)	75,350	(2)	—	—	1,001	1,001
Agency securities(1)	586		—	—	605	605
GNMA permanent securities(1)	30,254		—	—	31,199	31,199
Equity securities	N/A		—	—	—	—
Nonhedge derivatives(4)	65,600		—	299	—	299
			$—	$299	$1,046,570	$1,046,869

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	$2,365,204		$—	$—	$2,328,441	$2,328,441
Allowance for loan losses	N/A		—	—	(41,507)	(41,507)
Mortgage loan receivables held for sale	30,478		—	—	32,082	32,082
CMBS(5)	11,523		—	—	11,074	11,074
CMBS interest-only(5)	10,566	(2)	—	—	675	675
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
FHLB stock	31,000		—	—	31,000	31,000
			$—	$—	$2,361,745	$2,361,745
Liabilities:
Repurchase agreements - short-term	708,833		$—	$—	$708,833	$708,833
Repurchase agreements - long-term	112,004		—	—	112,004	112,004
Revolving credit facility	266,430		—	—	266,430	266,430
Mortgage loan financing	761,793		—	—	786,405	786,405
Secured financing facility	192,646		—	—	192,646	192,646
CLO debt	276,516		—	—	276,516	276,516
Borrowings from the FHLB	288,000		—	—	289,091	289,091
Senior unsecured notes	1,612,299		—	—	1,607,930	1,607,930
			$—	$—	$4,239,855	$4,239,855

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2021 and March 31, 2020 ($ in thousands):

	Three Months Ended March 31,
Level 3	2021	2020
Balance at January 1,	$1,046,569	$1,695,913
Transfer from level 2	—	—
Purchases	40,016	437,519
Sales	(329,062)	(93,301)
Paydowns/maturities	(10,512)	(43,603)
Amortization of premium/discount	(2,013)	(2,284)
Unrealized gain/(loss)	6,829	(77,931)
Realized gain/(loss) on sale(1)	579	1,755
Balance at March 31,	$752,406	$1,918,068

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$706,326		Discounted cash flow	Yield (4)	(0.64)%	1.87%	10.99%
				Duration (years)(5)	0.00	1.71	5.61
CMBS interest-only(1)	19,817	(2)	Discounted cash flow	Yield (4)	—%	2.81%	4.50%
				Duration (years)(5)	0.00	2.00	2.92
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	802	(2)	Discounted cash flow	Yield (4)	(3.50)%	7.89%	40.65%
				Duration (years)(5)	0.00	2.75	6.60
				Prepayment speed (CPJ)(5)	5.00	18.07	35.00
Agency securities(1)	591		Discounted cash flow	Yield (4)	0.73%	0.80%	1.26%
				Duration (years)(5)	0.00	1.03	1.20
GNMA permanent securities(1)	24,870		Discounted cash flow	Yield (4)	2.54%	3.38%	3.73%
				Duration (years)(5)	8.40	8.51	13.41
Total	$752,406

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

December 31, 2020

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$992,226		Discounted cash flow	Yield (3)	—%	2.09%	23.85%
				Duration (years)(4)	0.00	2.68	5.82
CMBS interest-only(1)	21,537	(2)	Discounted cash flow	Yield (3)	0.56%	2.51%	9.94%
				Duration (years)(4)	0.12	2.23	3.15
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only(3)	1,001	(2)	Discounted cash flow	Yield (4)	—%	7.93%	35.82%
				Duration (years)(5)	0.00	2.80	6.79
				Prepayment speed (CPJ)(5)	5.00	17.78	35.00
Agency securities(1)	605		Discounted cash flow	Yield (4)	0.44%	11.31%	72.00%
				Duration (years)(5)	0.00	1.23	1.44
GNMA permanent securities(1)	31,199		Discounted cash flow	Yield (4)	—%	2.99%	3.47%
				Duration (years)(5)	1.57	9.74	14.57
Total	$1,046,568

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
Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(2.0) million for the three months ended March 31, 2021. Current income tax expense (benefit) was $(16.6) million for the three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company’s net deferred tax assets (liabilities) were $(3.2) million and $(2.0) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $1.2 million and $12.0 million for the three months ended March 31, 2021, and March 31, 2020 respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2021, the Company has a deferred tax asset of $5.7 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of March 31, 2021, the Company had $1.4 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

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

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2021, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company is currently under New York City audit for tax years 2012-2013. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

17. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC Topic 842 on January 1, 2019. The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of March 31, 2021, the Company had a $1.0 million lease liability and a $1.1 million right-of-use asset on its consolidated balance sheets found within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.1 million and $1.2 million for the three months ended March 31, 2021 and 2020 respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of March 31, 2021, the Company’s off-balance sheet arrangements consisted of $140.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 66% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, the Company’s off-balance sheet arrangements consisted of $148.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended March 31, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$35,892	$3,234	$—	$161	39,287
Interest expense	(14,075)	(832)	(8,785)	(22,281)	(45,973)
Net interest income (expense)	21,817	2,402	(8,785)	(22,120)	(6,686)
Provision for (release of) loan loss reserves	4,251	—	—	—	4,251
Net interest income (expense) after provision for (release of) loan reserves	26,068	2,402	(8,785)	(22,120)	(2,435)

Operating lease income	—	—	24,159	—	24,159
Realized gain (loss) on securities	—	579	—	—	579
Unrealized gain (loss) on Agency interest-only securities	—	(20)	—	—	(20)
Fee and other income	2,969	—	32	283	3,284
Net result from derivative transactions	3,043	1,728	—	—	4,771
Earnings (loss) from investment in unconsolidated joint ventures	—	—	436	—	436
Gain (loss) on extinguishment of debt	—	—	—	—	—
Total other income (loss)	6,012	2,287	24,627	283	33,209

Salaries and employee benefits	—	—	—	(9,533)	(9,533)
Operating expenses(3)	9	—	—	(4,250)	(4,241)
Real estate operating expenses	—	—	(6,211)	—	(6,211)
Fee expense	(1,426)	(50)	(123)	—	(1,599)
Depreciation and amortization	—	—	(9,511)	(25)	(9,536)
Total costs and expenses	(1,417)	(50)	(15,845)	(13,808)	(31,120)

Income tax (expense) benefit	—	—	—	778	778
Segment profit (loss)	$30,663	$4,639	$(3)	$(34,867)	$432

Total assets as of March 31, 2021	$2,042,971	$764,083	$1,021,479	$1,577,278	$5,405,811

Three months ended March 31, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$58,905	$12,863	$8	$813	$72,589
Interest expense	(4,870)	(6,759)	(10,234)	(29,538)	(51,401)
Net interest income (expense)	54,035	6,104	(10,226)	(28,725)	21,188
Provision for (release of) loan loss reserves	(26,581)	—	—	—	(26,581)
Net interest income (expense) after provision for (release of) loan reserves	27,454	6,104	(10,226)	(28,725)	(5,393)

Operating lease income	—	—	26,328	—	26,328
Sale of loans, net	1,005	—	—	—	1,005
Realized gain (loss) on securities	—	3,011	—	—	3,011
Unrealized gain (loss) on equity securities	—	(533)	—	—	(533)
Unrealized gain (loss) on Agency interest-only securities	—	76	—	—	76
Realized gain on sale of real estate, net	—	—	10,529	—	10,529
Impairment of real estate	—	—	—	—	—
Fee and other income	1,424	401	25	(331)	1,519
Net result from derivative transactions	(11,351)	(4,084)	—	—	(15,435)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	441	—	441
Gain (loss) on extinguishment of debt	—	—	—	2,061	2,061
Total other income (loss)	(8,922)	(1,129)	37,323	1,730	29,002

Salaries and employee benefits	—	—	—	(17,021)	(17,021)
Operating expenses(3)	—	—	—	(5,794)	(5,794)
Real estate operating expenses	—	—	(7,948)	—	(7,948)
Fee expense	(1,190)	(72)	(177)	—	(1,439)
Depreciation and amortization	—	—	(9,984)	(25)	(10,009)
Total costs and expenses	(1,190)	(72)	(18,109)	(22,840)	(42,211)

Income tax (expense) benefit	—	—	—	4,541	4,541
Segment profit (loss)	$17,342	$4,903	$8,988	$(45,294)	$(14,061)

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,303	$5,881,229

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $44.5 million and $46.3 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $13.0 million and $31.0 million as of March 31, 2021 and December 31, 2020, respectively, and the Company’s senior unsecured notes of $1.5 billion and $1.6 billion as of March 31, 2021 and December 31, 2020, respectively.

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

Overview

Ladder Capital is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $25.9 billion of commercial real estate loans from our inception through March 31, 2021. During this timeframe, we also acquired $12.7 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.8 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2021, we originated $16.7 billion of conduit loans, of which $16.6 billion was sold into 69 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2021, we had $5.4 billion in total assets and $1.5 billion of total equity. Our assets primarily included $2.0 billion of loans, $0.8 billion of securities, $1.0 billion of real estate, and $1.3 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including unsecured debt and significant committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2021, our management team and directors held interests in our Company comprising 10.4% of our total equity. On average, our management team members have 25 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of March 31, 2021, we employed 54 full-time industry professionals.

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the majority of our employees continue to work remotely in compliance with state guidelines. We continue to actively manage the liquidity and operations of the Company in light of the market disruption and overall financial impact caused by the COVID-19 pandemic across most industries in the United States. In view of the ongoing uncertainty related to the duration of the pandemic, its ultimate impact on our revenues, profitability and financial position is difficult to assess at this time. The Company has disclosed the impact of the COVID-19 global pandemic on our business throughout this Quarterly Report.

Since the onset of COVID-19 in March 2020, for the 12 months ended March 31, 2021:

•The amount of investment assets monetized (paid off or sold) was approximately $3.0 billion.

•We have received approximately $1.3 billion from securities sales and amortization and have reduced our securities portfolio by over 60%. In addition, we have received payoffs on over one-third of our balance sheet loans, or approximately $1.2 billion, and executed over $300 million of loan sales. The weighted-average price on the approximately $1.5 billion of loans and securities sold was approximately 99% of par.

•The Company significantly reduced mark-to-market financing by over $1.9 billion.

•The Company supported Ladder credit by repurchasing approximately $180 million of corporate bonds and redeemed approximately $247 million of corporate bonds.

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

	March 31, 2021		December 31, 2020
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$1,886,661	34.9%	$2,232,749	37.9%
Other commercial real estate-related loans	121,069	2.2%	121,310	2.1%
Allowance for credit losses	(36,241)	(0.7)%	(41,507)	(0.7)%
Total balance sheet loans	1,971,489	36.4%	2,312,552	39.3%
Conduit first mortgage loans	71,482	1.3%	30,518	0.5%
Total loans	2,042,971	37.7%	2,343,070	39.8%
Securities
CMBS investments	737,840	13.6%	1,025,514	17.4%
U.S. Agency Securities investments	26,263	0.5%	32,804	0.6%
Allowance for current expected credit losses	(20)	—%	(20)	—%
Total securities	764,083	14.1%	1,058,298	18.0%
Real Estate
Real estate and related lease intangibles, net	976,971	18.1%	985,304	16.8%
Total real estate	976,971	18.1%	985,304	16.8%
Other Investments
Investments in and advances to unconsolidated joint ventures	44,508	0.8%	46,253	0.8%
Total other investments	44,508	0.8%	46,253	0.8%
Total investments	3,828,533	70.8%	4,432,925	75.9%
Cash, cash equivalents and restricted cash	1,452,059	26.9%	1,284,284	21.8%
Other assets	125,219	2.3%	164,020	2.8%
Total assets	$5,405,811	100%	$5,881,229	100%

The unique nature of COVID-19 has had a broad impact on commercial real estate, specifically the hotel and retail sectors. Loans on hotel and retail properties comprised approximately 14.2% and 11.3%, respectively, of our loan portfolio at March 31, 2021. Hotel and retail properties comprised approximately 6.0% and 47.0%, respectively, of our real estate portfolio at March 31, 2020; however, the majority of our retail properties are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We are in regular communication with our borrowers and tenants and are closely monitoring property performance.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2021, we held a portfolio of 83 balance sheet first mortgage loans with an aggregate book value of $1.9 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 69.2% at March 31, 2021.

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

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2021, we held a portfolio of 23 other commercial real estate-related loans with an aggregate book value of $121.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.2% at March 31, 2021.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of March 31, 2021, we held five first mortgage loans that were available for contribution into a securitization with an aggregate book value of $71.5 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 60.8% at March 31, 2021. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of March 31, 2021 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

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

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. At the onset of the COVID-19 pandemic in March 2020, there was a significant decrease in liquidity and trading activity for the real estate securities we own. During the three months ended March 31, 2021, liquidity and trading activity continued to return to the market and the value of our securities portfolio as of March 31, 2021 had an unrealized mark-to-market gain of $6.8 million.

As of March 31, 2021, the estimated fair value of our portfolio of CMBS investments totaled $737.8 million in 92 CUSIPs ($8.0 million average investment per CUSIP). As of March 31, 2021, included in the $737.8 million of CMBS securities are $11.7 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of March 31, 2021:

In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2021, our CMBS investments had a weighted average duration of 1.9 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2021, by property count and market value, respectively, 57.3% and 76.1% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 10.2% and 41.3%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 5.5% by property count and 0.1% to 11.6% by market value.

Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2021, we owned 164 single tenant net leased properties with an aggregate book value of $633.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2021, our net leased properties comprised a total of 5.3 million square feet, 100% leased with an average age since construction of 15.7 years and a weighted average remaining lease term of 11.1 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended March 31, 2021, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of March 31, 2021, we owned 62 diversified commercial real estate properties throughout the U.S. During the three months ended March 31, 2021, we collected approximately 97.7% of rent on these properties.

The following charts summarize the composition of our real estate investments as of March 31, 2021:

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

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2021, Grace Lake LLC owned an office building campus with a carrying value of $50.9 million, which is net of accumulated depreciation of $37.7 million, that is financed by $60.9 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of March 31, 2021, the book value of our investment in Grace Lake LLC was $4.3 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY. 24 Second Avenue consists of residential condominium units and one commercial condominium unit. As of March 31, 2021, 24 Second Avenue had sold 21 residential condominium units for $55.2 million in sales proceeds. As of March 31, 2021, the Company had no remaining additional capital commitment to 24 Second Avenue and the book value of the Company’s investment in 24 Second Avenue was $40.2 million.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties. In addition to cash flow from operations, we fund our operations and investment strategy through a diverse array of funding sources, including:

•Unsecured corporate bonds
•Secured loan and securities repurchase facilities
•CLO transactions
•Non-recourse mortgage debt
•Revolving credit facility
•FHLB financing
•Loan sales and securitizations
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

Unsecured Corporate Bonds

As of March 31, 2021, we had $1.5 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes,” collectively with the 2021 Notes, the 2022 Notes and the 2025 Notes, the “Notes”). During the three months ended March 31, 2021, the Company redeemed in full its remaining $146.7 million 5.875% Senior Notes due 2021.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of March 31, 2021.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.6 billion of credit capacity. As of March 31, 2021, the Company had $238.6 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2021, the Company had $63.1 million borrowings outstanding, with an additional $726.0 million of committed financing available.

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

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of February 2025. The amendment also provided for a reduction in the interest rate to one-month LIBOR plus 3.00% on Eurodollar advances upon the upgrade of the Company’s credit ratings, which occurred in January 2020.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). As of March 31, 2021, Tuebor had $288.0 million of borrowings outstanding from the FHLB, with terms of overnight to 3.75 years, interest rates of 0.37% to 2.74%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of March 31, 2021, collateral for the borrowings was comprised of $215.3 million of CMBS and U.S. Agency Securities, and $102.1 million of cash collateral. The weighted-average borrowings outstanding were $288.0 million for the three months ended March 31, 2021. FHLB advances amounted to 7.6% of the Company’s outstanding debt obligations as of March 31, 2021.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2021, we did not execute any term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2021-2030 and total $765.1 million at March 31, 2021. These long-term non-recourse mortgages include net unamortized premiums of $4.3 million at March 31, 2021, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2021. The loans are collateralized by real estate and related lease intangibles, net, of $901.6 million as of March 31, 2021.

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

As of March 31, 2021, the Company had $194.7 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net unamortized debt issuance costs of $5.8 million and a $5.9 million unamortized discount related to the Purchase Right.

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

As of March 31, 2021, the Company had $233.2 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $1.8 million were included in CLO debt as of March 31, 2021.

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

Financing Strategy in Current Market Conditions

Securities Repurchase Facilities: The Company invests in AAA-rated CRE CLO securities, typically front pay securities, with relatively short duration and significant subordination. These securities have historically been financed with short-term maturity, repurchase agreements with various bank counterparties. The Company has been able to continue to access securities repurchase funding and the pricing of such borrowings has improved during the three months ended March 31, 2021 as liquidity continued to return to the market and pricing for the securities that serve as collateral improved. Furthermore, during the three months ended March 31, 2021, the Company paid down $227.3 million of securities repurchase financing, primarily through sales of securities.

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

The Company had no paydowns on FHLB financing for the three months ended March 31, 2021. The remaining FHLB debt maturities are staggered out through 2024. Funding for future advance paydowns is expected be obtained from the natural amortization of securities over time and/or sales of securities collateral.

Loan Repurchase Financing: For the three months ended March 31, 2021, the Company paid down over $16.8 million on loan repurchase financing through loan collateral pay offs and loans securitized through a CLO financing transaction (refer to below). Loan repurchase debt outstanding as of March 31, 2021 was $238.6 million. The Company continues to maintain an active dialogue with its bank counterparties as it expects loan collateral on each of their lines to experience some measure of forbearance.

Secured Financing Facility: On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation, under which the lender will provide the Company with approximately $206.4 million in senior secured financing to fund transitional and land loans (refer to above).

Completion of Private CLO: On April 27, 2020, the Company completed a private CLO financing transaction with a major U.S. bank which generated $310.2 million of gross proceeds, financing $481.3 million of loans at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis.

Based on the financing actions described above, the Company has significantly decreased its exposure to mark-to-market financing in 2020. As of April 30, 2021, the Company is holding over $1.3 billion of unrestricted cash.

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

We are in compliance with all covenants as described in the Company’s Annual Report as of December 31, 2020 and as of March 31, 2021.

Net of the $1.3 billion of unrestricted cash held as of March 31, 2021, our adjusted leverage ratio would be significantly below 3.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Refer to “Financing Strategy in Current Market Conditions” for further disclosures surrounding deleveraging actions completed during 2020 and 2021.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		2021 vs
	2021	2020	2020
Net interest income
Interest income	$39,287	$72,589	$(33,302)
Interest expense	45,973	51,401	(5,428)
Net interest income	(6,686)	21,188	(27,874)
Provision for (release of) loan loss reserves	(4,251)	26,581	(30,832)
Net interest income (expense) after provision for (release of) loan losses	(2,435)	(5,393)	2,958
Other income (loss)
Operating lease income	24,159	26,328	(2,169)
Sale of loans, net	—	1,005	(1,005)
Realized gain (loss) on securities	579	3,011	(2,432)
Unrealized gain (loss) on equity securities	—	(533)	533
Unrealized gain (loss) on Agency interest-only securities	(20)	76	(96)
Realized gain (loss) on sale of real estate, net	—	10,529	(10,529)
Fee and other income	3,284	1,519	1,765
Net result from derivative transactions	4,771	(15,435)	20,206
Earnings (loss) from investment in unconsolidated joint ventures	436	441	(5)
Gain (loss) on extinguishment of debt	—	2,061	(2,061)
Total other income (loss)	33,209	29,002	4,207
Costs and expenses
Salaries and employee benefits	9,533	17,021	(7,488)
Operating expenses	4,241	5,794	(1,553)
Real estate operating expenses	6,211	7,948	(1,737)
Fee expense	1,599	1,439	160
Depreciation and amortization	9,536	10,009	(473)
Total costs and expenses	31,120	42,211	(11,091)
Income (loss) before taxes	(346)	(18,602)	18,256
Income tax expense (benefit)	(778)	(4,541)	3,763
Net income (loss)	$432	$(14,061)	$14,493

Investment Overview

Activity for the three months ended March 31, 2021 included originating and funding $157.6 million in principal value of commercial mortgage loans, which was offset by $46.6 million of sales and $374.8 million of principal repayments in the three months ended March 31, 2021. We acquired $40.0 million of new securities, which was offset by $329.1 million of sales and $10.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $294.2 million during the three months ended March 31, 2021. We also invested $43.8 million in real estate, which included $43.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $43.8 million.

Activity for the three months ended March 31, 2020 included originating and funding $526.7 million in principal value of commercial mortgage loans, which was offset by $189.4 million of sales and $118.6 million of principal repayments in the three months ended March 31, 2020. We acquired $438.2 million of new securities, which was partially offset by $107.5 million of sales and $43.6 million of amortization in the portfolio, which partially contributed to a net increase in our securities portfolio of $209.0 million during the three months ended March 31, 2020. We also invested $27.8 million in real estate, which included $21.5 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $30.1 million.

Operating Overview

Net income (loss) totaled $0.4 million for the three months ended March 31, 2021, compared to $(14.1) million for the three months ended March 31, 2020. The most significant drivers of the $14.5 million increase are as follows:

•an increase in net interest income after provision for loan losses of $3.0 million, as a result of the $33.3 million decrease in interest income and a $5.4 million decrease in interest expense. Also contributing was a $30.8 million decrease in provision for loan loss reserves as a result of a release of provision as compared to the initial adoption of and recording of provision in connection with CECL during the three months ended March 31, 2020;

•an increase in total other income (loss) of $4.2 million, primarily as a result of a $20.2 million increase in net results from derivative transactions and an increase of $1.8 million on fee and other income, partially offset by a decrease of $1.0 million in sales of loans, a decrease of $2.4 million in realized gains (losses) on securities, a decrease of $2.2 million on operating lease income and a $10.5 million decrease in profits on sales of real estate;

•a decrease in total costs and expenses of $11.1 million compared to the prior year, primarily attributable to a $7.5 million decrease in salaries and employee benefit, a $1.7 million decrease in real estate operating expenses, and a $1.6 million decrease in operating expenses; and

•a ($3.8 million) decrease in income tax expense (benefit) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $(0.3) million for the three months ended March 31, 2021, compared to $(18.6) million for the three months ended March 31, 2020. The significant components of the $18.3 million decrease in (loss) before taxes are described in the first three bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $3.2 million for the three months ended March 31, 2021, compared to $30.9 million for the three months ended March 31, 2020. The significant components of the $27.7 million decrease in distributable earnings are a decrease of $19.9 million in net interest income after provision for loan losses, a decrease in total other income (loss) of $13.3 million, primarily as a result of a decrease of $0.4 million in sale of loans, net, an increase of $1.8 million in fee and other income, a decrease of $2.2 million in operating lease income and a decrease of $2.4 million in gain (loss) on securities, a decrease of $3.5 million in sale of real estate, net, a decrease of $3.5 million in net results from derivative transactions, a decrease of $2.1 million in gain (loss) on extinguishment of debt and a decrease of $0.6 million in salaries and employee benefits.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $33.3 million decrease in interest income was primarily attributable to a decrease in our security and loan portfolio due to paydowns and sales with lower prevailing LIBOR rates. For the three months ended March 31, 2021, securities investments averaged $0.8 billion and loan investments averaged $2.2 billion. For the three months ended March 31, 2020, securities investments averaged $1.9 billion and loan investments averaged $3.4 billion. There was a $1.2 billion decrease in average loan investments, and a $1.1 billion decrease in average securities investments.

The $5.4 million decrease in interest expense is due to the decrease in repurchase facility financing, a decrease in interest expense on the unsecured corporate bonds as a result of the redemption of the 2021 Notes, and a reduction in CLO interest expense due to paydowns

The decrease in net interest income before provision for loan losses of $27.9 million is explained in the paragraphs above.

As of March 31, 2021, the weighted average yield on our mortgage loan receivables was 6.0%, compared to 6.7% as of March 31, 2020 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of March 31, 2021, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.9%, compared to 2.6% as of March 31, 2020. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2020 to March 31, 2021 was primarily due to higher borrowing rates on new sources of financing obtained subsequent to March 31, 2020 and held during the three months ended March 31, 2021. As of March 31, 2021, we had outstanding borrowings secured by our mortgage loan receivables equal to 32.6% of the carrying value of our mortgage loan receivables, compared to 31.9% as of March 31, 2020.

As of March 31, 2021, the weighted average yield on our real estate securities was 1.7%, compared to 2.3% as of March 31, 2020, primarily due to lower prevailing market rates as of March 31, 2021 compared to March 31, 2020. As of March 31, 2021, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 2.8% as of March 31, 2020. The decrease in the rate on borrowings against our real estate securities from March 31, 2020 to March 31, 2021 was primarily due to lower prevailing market borrowing rates as of March 31, 2021 compared to March 31, 2020. As of March 31, 2021, we had outstanding borrowings secured by our real estate securities equal to 81.9% of the carrying value of our real estate securities, compared to 83.3% as of March 31, 2020.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2021, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 4.9% as of March 31, 2020. As of March 31, 2021, we had outstanding borrowings secured by our real estate equal to 78.3% of the carrying value of our real estate, compared to 77.0% as of March 31, 2020.

Provision for (release of) Loan Loss Reserves

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

The total change in reserve for provision for the three months ended March 31, 2021 was a release of $4.3 million. The release represents a decline in the general reserve of loans held for investment of $4.2 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macro economic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Operating Lease Income

The decrease of $2.2 million in operating lease income, which includes tenant recoveries, was primarily attributable to sales of real estate and a decline in operations as a result of factors caused by COVID-19.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2021, we sold/transferred one loan with an aggregate outstanding principal balance of $46.6 million at par. During the three months ended March 31, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2020, we sold/transferred 20 loans with an aggregate outstanding principal balance of $185.3 million. During the three months ended March 31, 2020, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The change in realized gain (loss) for the three months ended March 31, 2021 compared to March 31, 2020 resulted in a decrease of $2.4 million. For the three months ended March 31, 2021, we sold $329.1 million of securities, comprised of $323.1 million of CMBS, $6.0 million of Agency securities. For the three months ended March 31, 2020, we sold $107.5 million of securities, comprised of $89.3 million of CMBS, $4.0 million of corporate bonds and $14.2 million of equity securities. Other than temporary impairments on securities of $(0.1) million are included in realized gain (loss) on securities for the three months ended March 31, 2021, compared to $(0.2) million for the three months ended March 31, 2020, an increase of $(0.1) million.

Unrealized Gain (Loss) on Equity Securities

The Company had no equity security activity during the three months ended March 31, 2021, compared to unrealized gain (loss) of $(0.5) million for the three months ended March 31, 2020. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Realized Gain (Loss) on Sale of Real Estate, Net

We had one hotel property sale which resulted in no gain (loss) for the three months ended March 31, 2021. The decrease of $10.5 million in realized gain (loss) on the sale of real estate, net was primarily a result of the sale of eight diversified commercial real estate properties resulting in a net gain (loss) on sale of $10.5 million for the three months ended March 31, 2020

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, and dividend income on our equity securities. The $1.8 million increase in fee and other income year-over-year was primarily due to a decrease in exit fees, origination fees and dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions represented a realized gain of $4.8 million and an unrealized gain of $2 thousand for the three months ended March 31, 2021, compared to a loss of $15.4 million, for the three months ended March 31, 2020, which was comprised of an unrealized gain of $0.4 million and a realized loss of $15.8 million, resulting in a positive change of $20.2 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2021 was primarily related to movement in interest rates during the three months ended March 31, 2021. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $0.3 million, and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further detail.

Gain (Loss) on Extinguishment

We had no gain (loss) on extinguishment/defeasance of debt for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company redeemed $146.7 million of principal of the 2021 Notes at par.

Gain (loss) on extinguishment/defeasance of debt totaled $2.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company retired $19.2 million of principal of the 2027 Notes for a repurchase price of $17.2 million, recognizing a $1.7 million net gain on extinguishment of debt after recognizing $(0.3) million of unamortized debt issuance costs associated with the retired debt; the Company retired $4.1 million of principal of the 2025 Notes for a repurchase price of $4.0 million, recognizing a $5.8 thousand net gain on extinguishment of debt after recognizing $(39.9) thousand of unamortized debt issuance costs associated with the retired debt; and the Company retired $1.0 million of principal of the 2021 Notes for a repurchase price of $1.0 million, recognizing a $1.8 thousand net gain on extinguishment of debt after recognizing $(3.2) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $7.5 million in compensation expense was primarily attributable to a reduction in compensation expense resulting from the timing of the payment of equity based compensation for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $1.6 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The decrease of $1.7 million is primarily the result of real estate sales throughout 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.2 million in fee expense was primarily attributable to an increase in legal fees, partially offset by a decrease in loan servicer costs.

Depreciation and Amortization

The $0.5 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales or acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. The decrease in benefit of $3.8 million is primarily a result of reduced operating losses in our TRSs.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) borrowings on both a short- and long-term committed basis, made by Tuebor from the FHLB; (3) long term non-recourse mortgage financing; (4) committed secured funding provided by banks and other lenders; and (5) uncommitted secured funding sources, including asset repurchase agreements with a number of banks.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $1.5 billion at March 31, 2021, of which $1.3 billion was unrestricted cash and cash equivalents and $146.4 million was restricted cash. We held cash and cash equivalents of $1.3 billion and restricted cash of $29.9 million as of December 31, 2020. As the COVID-19 crisis evolved, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(43,590)	$(41,092)
Net cash provided by (used in) investing activities	688,739	(477,465)
Net cash provided by (used in) financing activities	(477,374)	785,032
Net increase (decrease) in cash, cash equivalents and restricted cash	$167,775	$266,475

We experienced a net increase in cash, cash equivalents and restricted cash of $167.8 million for the three months ended March 31, 2021 reflecting cash used in operating activities of $(43.6) million, cash provided by investing activities of $688.7 million and cash used in finance activities of $(477.4) million.

Net cash used in operating activities of $(43.6) million was primarily driven by $(41.0) million of originations of mortgage loans held for sale and a decrease in other assets of $(1.6) million, partially offset by depreciation $9.5 million.

Net cash provided by investing activities of $688.7 million was driven by $394.4 million of repayment from mortgage loan receivables, $329.1 million of proceeds from sale of real estate securities, $46.6 million of proceeds from the sale of mortgage loan receivables held for investment and $43.8 million proceeds from the sale of real estate, partially offset by $(40.0) million in purchases of real estate securities and $(116.6) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(477.4) million was primarily as a result of net borrowings of $(445.6) million, $(26.2) million of dividends payments, $(4.4) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock and $(0.6) million in deferred financing costs.

We experienced a net increase in cash, cash equivalents and restricted cash of $266.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we received (i) $118.6 million of proceeds from repayment of mortgage loans receivable, (ii) $189.4 million of proceeds from the sales of loans, (iii) $106.4 million of proceeds from the sales of real estate securities, (iv) $43.6 million of repayment of real estate securities and (v) $852.0 million net borrowings under debt obligations.

Unencumbered Assets

As of March 31, 2021, we held unencumbered cash of $1.3 billion, unencumbered loans of $1.0 billion, unencumbered securities of $150.7 million, unencumbered real estate of $75.3 million and $277.5 million of other assets not secured by any portion of secured indebtedness.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2021, the Company has a remaining amount available for repurchase of $37.9 million, which represents 2.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.80 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2021 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		—
Repurchases paid	20,000	(214)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2021		$37,888

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in aggregating to an amount approximating at least 90% of the REIT’s annual net taxable income. Refer to Item 1—”Financial Statements and Supplemental Data—Note 11, Equity Structure and Accounts” for disclosure of dividends declared.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $394.5 million for the three months ended March 31, 2021 and $118.6 million for the three months ended March 31, 2020. Repayment of real estate securities provided net cash of $10.5 million for the three months ended March 31, 2021 and $43.6 million for the three months ended March 31, 2020.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $46.6 million of proceeds from sales of mortgage loans for the three months ended March 31, 2021 and $189.4 million of sales of mortgage loans for the three months ended March 31, 2020.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency Securities, corporate bonds and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $329.1 million for the three months ended March 31, 2021 and $106.4 million for the three months ended March 31, 2020.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $43.8 million for the three months ended March 31, 2021 and $11.2 million for the three months ended March 31, 2020.

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

Contractual obligations

Contractual obligations as of March 31, 2021 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$562,838	(1)	$619,306	$652,203	$232,840	$2,067,187
Unsecured revolving credit facility	256,430	(1)	—	—	—	256,430
Senior unsecured notes	—		465,850	347,956	651,838	1,465,644
Interest payable(2)	105,259		160,947	127,371	61,209	454,786
Other funding obligations(3)	8,416		—	—	—	8,416
Operating lease obligations	885		98	—	—	983
Total	$933,828		$1,246,201	$1,127,530	$945,887	$4,253,446

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2021 to determine the future interest payment obligations.
(3)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2021.

The table above does not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of March 31, 2021, our off-balance sheet arrangements consisted of $140.1 million of unfunded commitments of mortgage loan receivables held for investment, 66% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, our off-balance sheet arrangements consisted of $148.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2020.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Item 1—“Financial Statements and Supplemental Data—Note 2. Significant Accounting Policies.”

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) before taxes	$(346)	$(18,602)
Net (income) loss attributable to noncontrolling interest in consolidated joint ventures (GAAP)(1)	(240)	(1,523)
Our share of real estate depreciation, amortization and gain adjustments (2)	8,424	1,373
Adjustments for unrecognized derivative results (3)	(6,096)	17,590
Unrealized (gain) loss on fair value securities	20	1,512
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	415	(233)
Adjustment for impairment (4)	(4,251)	18,581
Non-cash stock-based compensation	5,298	12,158
Distributable earnings	$3,224	$30,856

(1)    Prior to the final exchanges of the Continuing LCFH Limited Partners into Class A shares in the third quarter of 2020, we considered the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have had fundamentally equivalent interests in our pre-tax earnings. Accordingly, for purposes of computing distributable earnings we start with pre-tax earnings and adjust for other noncontrolling interest in consolidated joint ventures, but we did not adjust for amounts attributable to noncontrolling interest held by Continuing LCFH Limited Partners. As of March 31, 2021, there are no remaining Continuing LCFH Limited Partners. For the three months ended March 31, 2021, $4 thousand was included within net (income) loss attributable to noncontrolling interest in consolidated joint ventures on the consolidated statements of income. For the three months ended March 31, 2020, $4 thousand of net income was included within net (income) loss attributable to noncontrolling interest in operating partnership on the consolidated statements of income.

(2)	The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2021	2020
	Total GAAP depreciation and amortization	$9,536	$10,009
	Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(25)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(609)	(592)
	Our share of real estate depreciation and amortization	8,902	9,392
	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	—	(9,639)
	Less: Non-controlling interest in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	2,146
	Our share of accumulated depreciation and amortization on real estate sold	—	(7,493)
	Less: Operating lease income on above/below market lease intangible amortization	(478)	(526)
	Our share of real estate depreciation, amortization and gain adjustments	$8,424	$1,373

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

		Three Months Ended March 31,
		2021	2020
	GAAP realized gain (loss) on sale of real estate, net	$—	$10,529
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	—	(3,036)
	Our share of accumulated depreciation and amortization on real estate sold	$—	$7,493

(3)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Three Months Ended March 31,
		2021	2020
	Net results from derivative transactions	$4,771	$(15,435)
	Hedging interest expense	998	532
	Hedging realized result	327	(2,687)
	Adjustments for unrecognized derivative results	$6,096	$(17,590)

(4)
For the three months ended March 31, 2021, the Company recorded a release of CECL provision for loan loss of $4.3 million. For the three months ended March 31, 2020, the Company recorded a total CECL provision for loan loss of $26.6 million, of which $8.0 million was determined to be non-recoverable. The adjustments reflect the portion of such loan loss provision that management has determined to be recoverable, and therefore both additional provisions and releases of those provisions are excluded from distributable earnings.

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	March 31, 2021	December 31, 2020
Debt obligations, net	$3,767,819	$4,209,864
Less: CLO debt(1)	(233,195)	(276,516)
Adjusted debt obligations	3,534,624	3,933,348
Total equity	1,530,839	1,548,425
Adjusted leverage	2.3	2.5

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2021 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on March 31, 2021, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(3,056)	$4,703
Increase by 1.00%	15,232	(4,798)

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

Based on the limited loan modifications completed to date, we are encouraged by the tone of these conversations and our borrowers’ response to the COVID-19 pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments. Our portfolio’s low weighted-average LTV of 68.8% as of March 31, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report, as of March 31, 2021.

Net of the $1.3 billion of unrestricted cash held as of March 31, 2021, our adjusted leverage ratio would be below 2.0x. In late March 2020, as the COVID-19 crisis evolved, management began executing on a plan to mitigate uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. Partly as a result of maintaining conservative cash levels as of March 31, 2020, the Company was not in compliance with its 3.5x maximum leverage covenant with certain of its lenders but had the benefit of a contractually provided 30-day cure period during which the Company cured such non-compliance by paying down debt (as defined in the relevant borrowing agreements). Refer to “Financing Strategy in Current Market Conditions” for further disclosures surrounding deleveraging actions completed during 2020.

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

Capital Market Risks

The COVID-19 pandemic resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. At the onset of the pandemic, U.S. financial markets, in particular, experienced limited liquidity, and forced selling by certain market participants to meet current obligations, which put further downward pressure on asset prices. In reaction to these volatile and unpredictable market conditions, banks and other lenders restricted lending activity and requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations. Refer to “Financing Strategy in Current Market Conditions” for further disclosures surrounding liquidity and deleveraging actions completed during 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2021, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2021 to the risk factors in Item 1A. in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1 #
Miceli Employment Agreement, dated February 9, 2021 between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 9, 2021)

31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the months ended March 31, 2021 and 2020; (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

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

LADDER CAPITAL CORP
(Registrant)

Date: May 6, 2021	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: May 6, 2021	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer