Form 10-Q
period 2021-06-30
Ladder Capital Corp
filed 2021-07-30
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2021
Class A common stock, $0.001 par value	126,238,843
Class B common stock, $0.001 par value	—

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2021

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
•the impact of the current U.S. presidential administration and congressional majority on the regulatory landscape, capital markets, and the response to, and management of, the COVID-19 pandemic;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2021(1)	December 31, 2020(1)
	(Unaudited)
Assets
Cash and cash equivalents	$1,169,843	$1,254,432
Restricted cash	115,844	29,852
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,531,048	2,354,059
Allowance for credit losses	(35,891)	(41,507)
Mortgage loan receivables held for sale	59,182	30,518
Real estate securities	719,183	1,058,298
Real estate and related lease intangibles, net	948,448	985,304
Investments in and advances to unconsolidated joint ventures	37,819	46,253
Derivative instruments	—	299
Accrued interest receivable	12,767	16,088
Other assets	58,566	147,633
Total assets	$5,616,809	$5,881,229
Liabilities and Equity
Liabilities
Debt obligations, net	$3,975,715	$4,209,864
Derivative instruments	368	—
Dividends payable	26,955	27,537
Accrued expenses	38,220	43,876
Other liabilities	55,686	51,527
Total liabilities	4,096,944	4,332,804
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 126,852,765 and 126,852,765 shares issued and 126,241,917 and 126,378,715 shares outstanding	127	127
Additional paid-in capital	1,788,875	1,780,074
Treasury stock, 610,848 and 474,050 shares, at cost	(68,593)	(62,859)
Retained earnings (dividends in excess of earnings)	(203,714)	(163,717)
Accumulated other comprehensive income (loss)	(2,211)	(10,463)
Total shareholders’ equity	1,514,484	1,543,162
Noncontrolling interests in consolidated joint ventures	5,381	5,263
Total equity	1,519,865	1,548,425
Total liabilities and equity	$5,616,809	$5,881,229

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 1 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Interest income	$37,577	$62,096	$76,865	$134,686
Interest expense	45,226	68,425	91,199	119,827
Net interest income	(7,649)	(6,329)	(14,334)	14,859
Provision for (release of) loan loss reserves	(335)	(729)	(4,586)	25,852
Net interest income (expense) after provision for (release of) loan losses	(7,314)	(5,600)	(9,748)	(10,993)
Other income (loss)
Real estate operating income	26,558	23,773	50,718	50,101
Sale of loans, net	3,392	(744)	3,392	261
Realized gain (loss) on securities	15	(14,798)	594	(11,787)
Unrealized gain (loss) on equity securities	—	401	—	(132)
Unrealized gain (loss) on Agency interest-only securities	(48)	98	(68)	174
Realized gain (loss) on sale of real estate, net	19,389	(1)	19,389	10,528
Fee and other income	2,451	3,505	5,735	5,024
Net result from derivative transactions	(3,844)	(813)	927	(16,248)
Earnings (loss) from investment in unconsolidated joint ventures	237	471	673	912
Gain (loss) on extinguishment of debt	—	19,017	—	21,077
Total other income (loss)	48,150	30,909	81,360	59,910
Costs and expenses
Salaries and employee benefits	8,477	7,001	18,011	24,023
Operating expenses	4,216	6,224	8,457	12,018
Real estate operating expenses	6,345	6,034	12,555	13,981
Fee expense	2,195	1,977	3,793	3,415
Depreciation and amortization	9,464	9,816	19,000	19,825
Total costs and expenses	30,697	31,052	61,816	73,262
Income (loss) before taxes	10,139	(5,743)	9,796	(24,345)
Income tax expense (benefit)	(318)	(550)	(1,096)	(5,091)
Net income (loss)	10,457	(5,193)	10,892	(19,254)
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(163)	250	(403)	(1,269)
Net (income) loss attributable to noncontrolling interests in Operating Partnership	—	754	—	605
Net income (loss) attributable to Class A common shareholders	$10,294	$(4,189)	$10,489	$(19,918)

Refer to the accompanying notes to consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per share:
Basic	$0.08	$(0.04)	$0.08	$(0.19)
Diluted	$0.08	$(0.04)	$0.08	$(0.19)

Weighted average shares outstanding:
Basic	124,048,999	106,809,987	124,012,683	106,569,892
Diluted	124,480,487	106,809,987	124,353,202	106,569,892

Dividends per share of Class A common stock	$0.20	$0.20	$0.40	$0.54

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$10,457	$(5,193)	$10,892	$(19,254)
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	1,418	11,532	8,846	(64,721)
Reclassification adjustment for (gain) loss included in net income (loss)	(15)	14,591	(594)	12,837
Total other comprehensive income (loss)	1,403	26,123	8,252	(51,884)
Comprehensive income (loss)	11,860	20,930	19,144	(71,138)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(163)	250	(403)	(1,269)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	11,697	21,180	18,741	(72,407)
Comprehensive (income) loss attributable to noncontrolling interests in operating partnership	—	(1,757)	—	5,959
Comprehensive income (loss) attributable to Class A common shareholders	$11,697	$19,423	$18,741	$(66,448)

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, March 31, 2021	126,342	$127	$1,785,350	$(67,495)	$(188,763)	$(3,614)	$5,234	$1,530,839
Distributions	—	—	—	—	—	—	(16)	(16)
Amortization of equity based compensation	—	—	3,525	—	—	—	—	3,525
Purchase of treasury stock	(100)	—	—	(1,098)	—	—	—	(1,098)
Dividends declared	—	—	—	—	(25,245)	—	—	(25,245)
Net income (loss)	—	—	—	—	10,294	—	163	10,457
Other comprehensive income (loss)	—	—	—	—	—	1,403	—	1,403
Balance, June 30, 2021	126,242	$127	$1,788,875	$(68,593)	$(203,714)	$(2,211)	$5,381	$1,519,865

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures
Balance, March 31, 2020	108,337	$109	$12,160	$12	$1,546,143	$(52,983)	$(94,171)	$(65,920)	$160,466	$7,171	$1,500,827
Contributions	—	—	—	—	—	—	—	—	—	349	349
Distributions	—	—	—	—	—	—	—	—	(2,198)	(368)	(2,566)
Amortization of equity based compensation	—	—	—	—	2,712	—	—	—	—	—	2,712
Issuance of purchase right	—	—	—	—	8,425	—	—	—	—	—	8,425
Purchase of treasury stock	(64)	—	—	—	—	(482)	—	—	—	—	(482)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(19)	—	—	—	—	(154)	—	—	—	—	(154)
Forfeitures	(18)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(21,722)	—	—	—	(21,722)
Exchange of noncontrolling interest for common stock	6,779	7	(6,779)	(7)	92,540	—	—	(4,915)	(87,564)	—	61
Net income (loss)	—	—	—	—	—	—	(4,189)	—	(754)	(250)	(5,193)
Other comprehensive income (loss)	—	—	—	—	—	—	—	23,612	2,511	—	26,123
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(650)	—	—	2,143	(1,493)	—	—
Balance, June 30, 2020	115,015	$116	5,381	$5	$1,649,170	$(53,619)	$(120,082)	$(45,080)	$70,968	$6,902	$1,508,380

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, December 31, 2020	126,378	$127	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$5,263	$1,548,425
Distributions	—	—	—	—	—	—	(285)	(285)
Amortization of equity based compensation	—	—	8,801	—	—	—	—	8,801
Purchase of treasury stock	(120)	—	—	(1,312)	—	—	—	(1,312)
Re-issuance of treasury stock	748	—	—	(1)	—	—	—	(1)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(437)	—	—	(4,421)	—	—	—	(4,421)
Forfeitures	(327)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(50,486)	—	—	(50,486)
Net income (loss)	—	—	—	—	10,489	—	403	10,892
Other comprehensive income (loss)	—	—	—	—	—	8,252	—	8,252
Balance, June 30, 2021	126,242	$127	$1,788,875	$(68,593)	$(203,714)	$(2,211)	$5,381	$1,519,865

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures
Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977
Contributions	—	—	—	—	—	—	—	—	—	651	651
Distributions	—	—	—	—	—	—	—	—	(6,332)	(3,664)	(9,996)
Amortization of equity based compensation	—	—	—	—	16,738	—	—	—	—	—	16,738
Issuance of purchase right	—	—	—	—	8,425	—	—	—	—	—	8,425
Purchase of treasury stock	(210)	—	—	—	—	(1,688)	—	—	—	—	(1,688)
Re-issuance of treasury stock	1,466	1	—	—	(1)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(505)	—	—	—	—	(9,232)	—	—	—	—	(9,232)
Forfeitures	(24)	—	—	—	—	—	—	—	—	—	—
Dividends declared							(58,621)				(58,621)
Exchange of noncontrolling interest for common stock	6,779	7	(6,779)	(7)	92,540	—	—	(4,915)	(87,564)	—	61
CECL Adoption	—	—	—	—	—	—	(5,797)	—	—	—	(5,797)
Net income (loss)	—	—	—	—	—	—	(19,918)	—	(605)	1,269	(19,254)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(46,530)	(5,354)	—	(51,884)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(916)	—	—	2,147	(1,231)	—	—
Balance, June 30, 2020	115,015	$116	5,381	$5	$1,649,170	$(53,619)	$(120,082)	$(45,080)	$70,968	$6,902	$1,508,380

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,892	$(19,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	—	(21,077)
Depreciation and amortization	19,000	19,825
Unrealized (gain) loss on derivative instruments	667	187
Unrealized (gain) loss on equity securities	—	132
Unrealized (gain) loss on Agency interest-only securities	68	(174)
Unrealized (gain) loss on investment in mutual fund	—	(95)
Provision for (release of) loan loss reserves	(4,586)	25,852
Amortization of equity based compensation	8,801	16,738
Amortization of deferred financing costs included in interest expense	10,044	7,705
Amortization of premium on mortgage loan financing	(662)	(587)
Amortization of above- and below-market lease intangibles	(963)	(1,187)
Amortization of premium/(accretion) of discount and other fees on loans	(5,707)	(8,917)
Amortization of premium/(accretion) of discount and other fees on securities	83	443
Realized (gain) loss on sale of mortgage loan receivables held for sale	(3,392)	(6,926)
Realized (gain) loss on sale of mortgage loan receivables held for investment	—	6,665
Realized (gain) loss on disposition of loan via foreclosure	26	51
Realized (gain) loss on securities	(594)	12,512
Realized (gain) loss on sale of real estate, net	(19,389)	(10,528)
Realized gain on sale of derivative instruments	—	(211)
(Income) loss from investments in unconsolidated joint ventures in excess of distributions received	(673)	(912)
Insurance proceeds for remediation work due to property damage	1,345	—
Insurance proceeds used for remediation work due to property damage	(628)	—
Origination of mortgage loan receivables held for sale	(76,404)	(212,845)
Repayment of mortgage loan receivables held for sale	80	292
Proceeds from sales of mortgage loan receivables held for sale	51,052	255,827
Deferred tax asset (liability)	(8)	9,914
Changes in operating assets and liabilities:
Accrued interest receivable	3,148	2,284
Other assets	(314)	(15,361)

	Six Months Ended June 30,
	2021	2020
Accrued expenses and other liabilities	(1,634)	(16,900)
Net cash provided by (used in) operating activities	(9,748)	43,453

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(795,716)	(334,347)
Purchases of mortgage loan receivables held for investment	—	—
Repayment of mortgage loan receivables held for investment	603,006	437,525
Proceeds from sale of mortgage loan receivables held for investment, at amortized cost	46,557	165,364
Purchases of real estate securities	(101,358)	(438,546)
Repayment of real estate securities	106,253	63,032
Basis recovery of Agency interest-only securities	3,678	3,853
Proceeds from sales of real estate securities	339,238	532,460
Purchases of real estate	—	(6,239)
Capital improvements of real estate	(1,619)	(1,980)
Proceeds from sale of real estate	82,482	11,426
Capital distribution from investment in unconsolidated joint ventures	9,107	426
Proceeds from sale of FHLB stock	18,040	—
Purchase of derivative instruments	—	(111)
Sale of derivative instruments	—	446
Property insurance proceeds	634	—
Net cash provided by (used in) investing activities	310,302	433,309
Cash flows from financing activities:
Deferred financing costs paid	(10,107)	(17,370)
Proceeds from borrowings under debt obligations	3,153,332	8,046,797
Repayment of borrowings under debt obligations	(3,385,290)	(7,902,356)

	Six Months Ended June 30,
	2021	2020
Cash dividends paid to Class A common shareholders	(51,068)	(73,735)
Capital distributed to noncontrolling interests in operating partnership	—	(6,332)
Capital contributed by noncontrolling interests in consolidated joint ventures	—	651
Capital distributed to noncontrolling interests in consolidated joint ventures	(285)	(3,664)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(4,421)	(9,232)
Purchase of treasury stock	(1,312)	(1,688)
Issuance of Purchase Right	—	8,425
Net cash provided by (used in) financing activities	(299,151)	41,496
Net increase (decrease) in cash, cash equivalents and restricted cash	1,403	518,258
Cash, cash equivalents and restricted cash at beginning of period	1,284,284	355,746
Cash, cash equivalents and restricted cash at end of period	$1,285,687	$874,004

Supplemental information:
Cash paid for interest, net of amounts capitalized	$86,254	$98,220
Cash paid (received) for income taxes	235	(38)

Non-cash investing and financing activities:
Securities and derivatives sold, not settled	10	5
Repayment in transit of mortgage loans receivable held for investment (other assets)	414	9,078
Settlement of mortgage loan receivable held for investment by real estate, net	(43,129)	(25,177)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	43,750	25,435
Net settlement of sale of real estate, subject to debt - real estate	—	(19,098)
Net settlement of sale of real estate, subject to debt - debt obligations	—	19,098
Exchange of noncontrolling interest for common stock	—	87,571
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	—	61
Rebalancing of ownership percentage between Company and Operating Partnership	—	(1,231)
Dividends declared, not paid	26,955	23,583

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2021	June 30, 2020	December 31, 2020
Cash and cash equivalents	$1,169,843	$826,059	$1,254,432
Restricted cash	115,844	47,945	29,852
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$1,285,687	$874,004	$1,284,284

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2021, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Reclassifications

The Company reclassified its FHLB (as defined below) stock into other assets as of January 1, 2021, as such, the amount of $31.0 million from December 31, 2020 was reclassified into other assets on the Consolidated Balance Sheet. As of June 30, 2021, the book value of our investment in FHLB Stock was $13.0 million.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2021 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)(2)	Remaining Maturity (years)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,430,910	$2,414,167	5.94%	1.83
Mezzanine loans	117,103	116,881	10.91%	2.56
Total mortgage loans	2,548,013	2,531,048	6.17%	1.86
Allowance for credit losses	N/A	(35,891)
Total mortgage loan receivables held for investment, net, at amortized cost	2,548,013	2,495,157
Mortgage loan receivables held for sale:
First mortgage loans	59,198	59,182	4.25%	9.81
Total	$2,607,211	$2,554,339	6.12%	2.04

(1)Includes the impact from interest rate floors. June 30, 2021 LIBOR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $129.5 million. Refer to “Non-Accrual Status” below for further details.

As of June 30, 2021, $2.1 billion, or 84.3%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.1 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2021, $59.2 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)(2)	Remaining Maturity (years)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,243,639	$2,232,749	6.50%	1.00
Mezzanine loans	121,565	121,310	10.83%	2.42
Total mortgage loans	2,365,204	2,354,059	6.65%	1.07
Allowance for credit losses	N/A	(41,507)
Total mortgage loan receivables held for investment, net, at amortized cost	2,365,204	2,312,552
Mortgage loan receivables held for sale:
First mortgage loans	30,478	30,518	4.05%	9.18
Total	$2,395,682	$2,343,070	6.74%	1.23

(1)Includes the impact from interest rate floors. December 31, 2020 LIBOR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $175.0 million. Refer to “Non-Accrual Status” below for further details.

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

For the six months ended June 30, 2021 and 2020, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	795,717	—	76,404
Repayment of mortgage loan receivables	(532,878)	—	(80)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(51,052)
Non-cash disposition of loans via foreclosure(1)	(45,000)	—	—
Sale of loans, net	—	—	3,392
Accretion/amortization of discount, premium and other fees	5,707	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Provision for current expected credit loss, net (impact to earnings)	—	4,466	—
Balance, June 30, 2021	$2,531,048	$(35,891)	$59,182

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	334,347	—	212,845
Repayment of mortgage loan receivables	(446,080)	—	(292)
Proceeds from sales of mortgage loan receivables	(165,364)	—	(255,827)
Non-cash disposition of loan via foreclosure(1)	(27,107)	—	—
Sale of loans, net	(6,665)	—	6,926
Accretion/amortization of discount, premium and other fees	8,917	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,000	—
Provision expense for current expected credit loss(implementation impact)(2)	—	(4,964)	—
Provision expense for current expected credit loss (impact to earnings)(2)	—	(17,638)	—
Additional asset-specific reserve	—	(8,000)	—
Balance, June 30, 2020	$2,955,084	$(49,102)	$85,977

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

As of June 30, 2021 and December 31, 2020, there were $0.5 million of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2021	2020	2021		2020
Allowance for credit losses at beginning of period	$36,241	$49,457	$41,507		$20,500
Provision for current expected credit loss (implementation impact)	—	—	—		4,964	(1)
Provision for current expected credit loss, net (impact to earnings)(2)	(350)	(355)	(4,466)		25,638
Foreclosure of loans subject to asset-specific reserve	—	—	(1,150)		(2,000)
Allowance for credit losses at end of period	$35,891	$49,102	$35,891		$49,102

(1)Additional provisions for current expected credit losses related to implementation of $0.8 million and $22.0 thousand related to unfunded commitments and held-to-maturity securities, respectively, were recorded on January 1, 2020 at implementation of CECL.
(2)For the three months ended June 30, 2021 and 2020 the total provision release consisted of $0.4 million in general reserves and no asset-specific reserves.

Non-Accrual Status			June 30, 2021		December 31, 2020
Carrying value of loans on non-accrual status, net of asset-specific reserve			$129,468	(1)(2)	$175,022	(3)

(1)    Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $26.3 million, one loan with a carrying value of $36.4 million, one loan with a carrying value of $12.1 million, and one loan with a carrying value of $30.5 million.
(2)    Subsequent to June 30, 2021, the Company resolved one of its non-accrual loans with a carrying value of $12.1 million. The Company received a full pay-off which included all accrued interest and fees.
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

As of June 30, 2021, the Company has a $36.3 million allowance for current expected credit losses, of which $35.9 million pertains to mortgage loan receivables. This allowance includes three loans that have an aggregate of $20.2 million of asset-specific reserves against a carrying value of $70.7 million as of June 30, 2021.

The total change in reserve for provision for the six months ended June 30, 2021 was a release of $4.6 million. The release represents a decline in the general reserve of loans held for investment of $4.5 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macro economic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

The Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of June 30, 2021.

Loan Portfolio by Geographic Region, Property Type and Vintage (amortized cost $ in thousands)

	June 30,	December 31,
Geographic Region	2021	2020
Northeast	$688,885	$707,485
Southwest	435,247	437,153
South	584,708	313,759
Midwest	336,273	462,602
West	415,284	316,620
Subtotal loans	2,460,397	2,237,619
Individually impaired loans(1)	70,651	116,440
Total loans	$2,531,048	$2,354,059

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing Ladder’s loan portfolio by collateral type. The following tables as of June 30, 2021 and December 31, 2020, summarize the amortized cost of the loan portfolio by property type ($ in thousands):

	Amortized Cost Basis by Origination Year as of June 30, 2021
Property Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$261,182	$29,548	$187,005	$206,888	$118,911	$803,534
Multifamily	175,376	15,083	196,426	13,451	21,085	421,421
Mixed Use	193,744	79,254	147,437	—	—	420,435
Hospitality	—	—	43,621	139,777	111,089	294,487
Retail	29,395	—	85,268	—	36,514	151,177
Manufactured Housing	59,641	—	43,383	11,741	3,951	118,716
Industrial	—	—	105,283	—	6,453	111,736
Other	20,802	—	44,842	30,033	—	95,677
Self-Storage	43,214	—	—	—	—	43,214
Subtotal loans	783,354	123,885	853,265	401,890	298,003	2,460,397
Individually Impaired loans (1)	—	—	—	—	70,651	70,651
Total loans (2)	$783,354	$123,885	$853,265	$401,890	$368,654	$2,531,048

	Amortized Cost Basis by Origination Year as of December 31, 2020
Property Type	2020	2019	2018	2017	2016 and Earlier	Total
Office	$—	$196,610	$249,330	$83,673	$50,935	$580,548
Multifamily	65,537	260,254	44,665	24,406	—	394,862
Hospitality	—	43,000	139,394	67,307	78,694	328,395
Other	31,217	131,434	77,484	—	—	240,135
Mixed Use	106,537	101,704	—	13,268	—	221,509
Retail	—	110,492	—	—	65,734	176,226
Industrial	46,130	114,630	—	—	6,461	167,221
Manufactured Housing	4,553	57,305	11,718	—	3,961	77,537
Self-Storage	—	35,986	15,200	—	—	51,186
Subtotal loans	253,974	1,051,415	537,791	188,654	205,785	2,237,619
Individually Impaired loans (1)	—	—	44,952	—	71,488	116,440
Total loans (3)	$253,974	$1,051,415	$582,743	$188,654	$277,273	$2,354,059

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $11.9 million of accrued interest receivable on all loans at June 30, 2021.
(3)Not included above is $14.5 million of accrued interest receivable on all loans at December 31, 2020.

Individually Impaired Loans

As of June 30, 2021, two loans with an amortized cost basis of $26.9 million and a combined carrying value of $24.2 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded an asset-specific provision for loss in 2018 on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of June 30, 2021, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 4.75% to 5.20%.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a troubled debt restructuring (“TDR”), which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. For the three months ended March 31, 2020, management determined that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent comparable sales and (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of June 30, 2021, the amortized cost basis was $43.8 million, and after impairment of the A-Note and the B-Note of $17.5 million, the carrying value was $26.3 million. As of June 30, 2021, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 8.25% to 8.75%.

As of June 30, 2021, there were no unfunded commitments associated with modified loans considered TDRs.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Other Loans on Non-Accrual Status

As of June 30, 2021, three other loans were on non-accrual status, with a combined carrying value of $79.0 million. The Company put such loans on non-accrual status in the fourth quarter of 2020 and performed a review of the collateral for the loans. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties.

There are no other loans on non-accrual status other than those discussed in Individually Impaired Loans and Other Loans on Non-Accrual Status above as of June 30, 2021.

Subsequent to June 30, 2021, the Company resolved one of its non-accrual loans with a carrying value of $12.1 million. The Company received a full pay-off which included all accrued interest and fees.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. Market conditions due to the COVID-19 pandemic and the resulting economic disruption have broadly impacted the commercial real estate sector, including real estate securities. We continue to actively monitor the impacts of COVID-19 on our securities portfolio.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$677,025	$677,901	$1,726	$(5,069)	$674,558	72	AAA	1.68%	1.65%	2.07
CMBS interest-only(2)(4)	1,399,645	18,072	748	—	18,820	14	AAA	0.43%	2.00%	2.01
GNMA interest-only(4)(6)	63,305	635	145	(81)	699	14	AA+	0.40%	4.79%	3.39
Agency securities(2)	568	572	7	—	579	2	AA+	2.50%	1.60%	0.97
GNMA permanent securities(2)	24,040	24,171	376	—	24,547	3	AA+	4.12%	3.54%	1.18
Total debt securities	$2,164,583	$721,351	$3,002	$(5,150)	$719,203	105		0.86%	1.72%	2.04
Provision for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,164,583	$721,351	$3,002	$(5,170)	$719,183	105

December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$1,015,520	$1,015,282	$1,382	$(13,363)	$1,003,301	(3)	90	AAA	1.56%	1.56%	2.01
CMBS interest-only(2)(4)	1,498,181	21,567	672	(26)	22,213	(5)	15	AAA	0.44%	3.53%	2.19
GNMA interest-only(4)(6)	75,350	868	232	(100)	1,000		11	AA+	0.43%	5.06%	3.59
Agency securities(2)	586	593	12	—	605		2	AA+	2.55%	1.64%	1.26
GNMA permanent securities(2)	30,254	30,340	859	—	31,199		5	AA+	3.87%	3.49%	1.98
Total debt securities	$2,619,891	$1,068,650	$3,157	$(13,489)	$1,058,318		123		0.91%	1.66%	2.01
Provision for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,619,891	$1,068,650	$3,157	$(13,509)	$1,058,298		123

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
(3)As of June 30, 2021 and December 31, 2020, respectively, includes $11.0 million and $11.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of June 30, 2021 and December 31, 2020, respectively, includes $0.6 million and $0.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$296,214	$315,343	$54,231	$8,770	$674,558
CMBS interest-only	947	17,873	—	—	18,820
GNMA interest-only	67	433	199	—	699
Agency securities	508	71	—	—	579
GNMA permanent securities	—	24,547	—	—	24,547
Provision for current expected credit losses	—	—	—	—	(20)
Total debt securities	$297,736	$358,267	$54,430	$8,770	$719,183

December 31, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$230,977	$748,953	$23,371	$—	$1,003,301
CMBS interest-only	1,572	20,641	—	—	22,213
GNMA interest-only	65	647	288	—	1,000
Agency securities	—	605	—	—	605
GNMA permanent securities	67	31,132	—	—	31,199
Provision for current expected credit losses	—	—	—	—	(20)
Total debt securities	$232,681	$801,978	$23,659	$—	$1,058,298

During the three and six months ended June 30, 2021, the Company realized losses on securities recorded as other than temporary impairments of zero and $0.1 million respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and six months ended June 30, 2020, the Company realized losses on securities recorded as other than temporary impairments of $0.1 million and $0.3 million, respectively.

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

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	June 30, 2021	December 31, 2020
Land	$213,477	$220,511
Building	820,417	838,542
In-place leases and other intangibles	153,989	157,176
Undepreciated real estate and related lease intangibles	1,187,883	1,216,229
Less: Accumulated depreciation and amortization	(239,435)	(230,925)
Real estate and related lease intangibles, net	$948,448	$985,304

Below market lease intangibles, net (other liabilities)	$(35,807)	$(36,952)

At June 30, 2021 and December 31, 2020, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $104.8 million and $106.8 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense(1)	$7,825	$8,110	$15,815	$16,383
Amortization expense	1,639	1,681	3,185	3,392
Total real estate depreciation and amortization expense	$9,464	$9,791	$19,000	$19,775

(1)Depreciation expense on the consolidated statements of income also includes $25 thousand and $50 thousand of depreciation on corporate fixed assets for the three and six months ended June 30, 2021 and 2020.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	June 30, 2021	December 31, 2020
Gross intangible assets(1)	$153,989	$157,176
Accumulated amortization	67,996	66,014
Net intangible assets	$85,993	$91,162

(1)Includes $4.0 million and $4.2 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(92)	$(92)	$(183)	$(183)
Increase in operating lease income for amortization of below market lease intangibles acquired	576	619	1,146	1,371

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2021 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense
2021 (last 6 months)	$536	$2,620
2022	1,071	5,241
2023	1,071	5,241
2024	1,071	5,241
2025	1,071	5,241
Thereafter	27,000	58,423
Total	$31,820	$82,007

Rent Receivables, Unencumbered Real Estate, and Operating Lease Income

There were $0.1 million and $0.5 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

There was unencumbered real estate of $74.8 million and $75.9 million as of June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021 and 2020, the Company recorded $2.8 million and $0.6 million, respectively, of real estate operating income, which is included in operating lease income in the consolidated statements of income. During the six months ended June 30, 2021 and 2020, the Company recorded $3.8 million and $2.5 million, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2021 ($ in thousands):

Period Ending December 31,	Amount
2021 (last 6 months)	$46,824
2022	70,156
2023	62,414
2024	61,450
2025	60,173
Thereafter	448,700
Total	$749,717

Acquisitions

During the six months ended June 30, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Real estate acquired via foreclosure
February 2021	Hotel	Miami, FL	$43,750	100.0%
Total real estate acquired via foreclosure			43,750

Total real estate acquisitions			$43,750

(1)Properties were consolidated as of acquisition date.

In February 2021, the Company acquired a hotel in Miami, FL via foreclosure recognizing a $25.8 thousand loss which is included in its consolidated statements of income. The property previously served as collateral for a mortgage loan receivable held for investment with a basis of $45.1 million, net of an asset-specific loan loss provision of $1.2 million recorded in the three months ended December 31, 2020. In February 2021, the foreclosed property was sold without any gain or loss. The Company recorded no revenues from its 2021 acquisitions for the six months ended June 30, 2021.

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

Sales

The Company sold the following properties during the six months ended June 30, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1	—	—
June 2021	Retail	North Dartmouth, MA	38,732	19,343	19,389	1	—	—
Totals			$82,482	$63,093	$19,389

The Company sold the following properties during the six months ended June 30, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
Various	Condominium	Miami, FL	$931	$924	$7	—	3	3
March 2020	Diversified	Richmond, VA	22,526	14,829	7,697	7	—	—
March 2020	Diversified	Richmond, VA	6,933	4,109	2,824	1	—	—
Totals			$30,390	$19,862	$10,528

(1)Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $0.1 million of realized loss on the disposal of fixed assets for the six months ended June 30, 2020.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of June 30, 2021 and December 31, 2020 ($ in thousands):

Entity	June 30, 2021	December 31, 2020
Grace Lake JV, LLC	$4,645	$4,023
24 Second Avenue Holdings LLC	33,174	42,230
Investment in unconsolidated joint ventures	$37,819	$46,253

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2021	2020	2021	2020
Grace Lake JV, LLC	$325	$263	$622	$449
24 Second Avenue Holdings LLC	(88)	208	51	463
Earnings (loss) from investment in unconsolidated joint ventures	$237	$471	$673	$912

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

During the six months ended June 30, 2021, and June 30, 2020, the Company received no distributions from its investment in Grace Lake LLC.

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

During the three and six months ended June 30, 2021 the Company recorded $(0.1) million and $0.1 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During the three and six months ended June 30, 2020 the Company recorded $0.2 million and $0.5 million, respectively, in income (expenses). The Company received $6.9 million and $9.1 million of distributions during the three and six months ended June 30, 2021, respectively.

The 24 Second Avenue investment consists of residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of June 30, 2021, 24 Second Avenue sold 24 residential condominium units for $62.7 million in total gross sale proceeds, and two residential condominium units were under contract for sale for $10.2 million in gross sales proceeds with a 10% deposit down on the sales contracts. As of June 30, 2021, the Company had no additional remaining capital commitment to 24 Second Avenue.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Total assets	$117,970	$114,916
Total liabilities	69,848	75,775
Partners’/members’ capital	$48,122	$39,141

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$4,543	$4,294	$9,057	$8,770
Total expenses	3,242	3,450	6,565	7,424
Net income (loss)	$1,301	$844	$2,492	$1,346

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2021 and December 31, 2020 are as follows ($ in thousands):

June 30, 2021

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at June 30, 2021(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$109,300		$390,700	1.82%	—	2.07%	12/19/2022	(3)	(4)	$178,903	$178,903
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	2/26/2022	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	82,873		217,127	1.82%	—	2.82%	12/16/2021	(7)	(8)	142,515	142,515
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	4/30/2024	(9)	(4)	—	—
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.2%	—	2.2%	12/31/2022	(3)	(4)	45,053	45,053
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	10/24/2021	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,200,000	218,356		981,644							366,471	366,471
Committed Securities Repurchase Facility(2)	790,700	62,914		727,786	0.63%	—	1.03%	5/27/2023	N/A	(12)	75,064	75,064
Uncommitted Securities Repurchase Facility	N/A (13)	244,430		N/A (13)	0.55%	—	2.14%	7/2021-11/2021	N/A	(12)	279,661	279,661	(14)
Total Repurchase Facilities	1,600,000	525,700		1,318,730							721,196	721,196
Revolving Credit Facility	266,430	—		266,430	—%	—	—%	2/11/2022	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	745,971	745,971		—	3.75%	—	6.16%	2021 - 2030(17)	N/A	(18)	874,924	1,106,518	(19)
Secured Financing Facility	161,369	152,142	(20)	—	10.75%	—	10.75%	5/6/2023	N/A	(21)	246,288	246,512
CLO Debt	169,783	168,843	(22)	—	5.5%	—	5.5%	5/16/2024	N/A	(4)	296,992	296,992
Borrowings from the FHLB	288,000	288,000		—	0.36%	—	2.74%	2021 - 2024	N/A	(23)	319,565	319,565	(24)
Senior Unsecured Notes	2,115,644	2,095,059	(25)	—	4.25%	—	5.25%	2022 - 2029	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations, Net	$5,347,197	$3,975,715		$1,585,160							$2,458,965	$2,690,783

(1)June 2021 LIBOR rates are used to calculate interest rates for floating rate debt.
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
(16)The obligations under the revolving credit facility (“Revolving Credit Facility”) are guaranteed by the Company and certain of its subsidiaries and secured by equity pledges in certain Company subsidiaries.
(17)Anticipated repayment dates.
(18)Certain of our real estate investments serve as collateral for our mortgage loan financing.
(19)Using undepreciated carrying value of commercial real estate to approximate fair value.
(20)Presented net of unamortized debt issuance costs of $4.5 million and an unamortized discount of $4.7 million related to the Purchase Right (described in detail under Secured Financing Facility below) at June 30, 2021.

(21)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with Lender’s approval. Pending substitution of acceptable collateral, $19.8 million of the obligations are unsecured and guaranteed by the Company.
(22)Presented net of unamortized debt issuance costs of $0.9 million at June 30, 2021.
(23)Investment grade commercial real estate securities and cash. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(24)Includes $8.7 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(25)Presented net of unamortized debt issuance costs of $20.6 million at June 30, 2021.
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
(27)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2021 (last 6 months)	$631,068
2022	925,858
2023	146,112
2024	296,315
2025	468,876
Thereafter	1,534,678
Subtotal	4,002,907
Debt issuance costs included in senior unsecured notes	(20,585)
Debt issuance costs included in secured financing facility	(4,535)
Discount on secured financing facility related to Purchase Right	(4,692)
Debt issuance costs included in CLO debt	(941)
Debt issuance costs included in mortgage loan financing	(329)
Premiums included in mortgage loan financing(2)	3,890
Total	$3,975,715

(1)Contractual payments under current maturities, some of which are subject to extensions. The maturities listed above for 2021 relate to debt obligations that are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities as of June 30, 2021.
(2)Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2021.

We were in compliance with all covenants described in the Company’s Annual Report, as of June 30, 2021.

Committed Loan and Securities Repurchase Facilities
The Company has entered into six committed master repurchase agreements, as outlined in the June 30, 2021 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $790.7 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of June 30, 2021 and December 31, 2020.

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

On May 19, 2021, the Company amended a credit facility with a major U.S. banking institution to, among other things, reduce the maximum facility amount from $300 million to $100 million and extend the initial term thereof from November 6, 2022 to April 30, 2024.

On May 25, 2021, the Company amended a credit facility with a major banking institution to, among other things, reduce the maximum facility amount from $250 million to $100 million.

Revolving Credit Facility

During the three months ended June 30, 2021, the Company paid down the full amount of the Revolving Credit Facility. As of June 30, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility but still maintains the ability to draw $266.4 million.

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of June 30, 2021 and December 31, 2020, the amount of unamortized costs relating to such facilities were $4.4 million and $8.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2021-2030 as of June 30, 2021. These loans have carrying amounts of $746.0 million and $766.1 million, net of unamortized premiums of $3.9 million and $4.6 million as of June 30, 2021 and December 31, 2020, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.4 million and $0.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively and $0.7 million and $0.6 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2021 and 2020, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $874.9 million and $909.4 million as of June 30, 2021 and December 31, 2020, respectively.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $13.9 million remains. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility. During the three months ended June 30, 2021, the facility was partially paid down by $45.0 million, which resulted in an ending balance as of June 30, 2021 of $152.1 million.

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

As of June 30, 2021, the Company had $152.1 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $4.5 million and a $4.7 million unamortized discount related to the Purchase Right.

Collateralized Loan Obligation (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

As of June 30, 2021, the Company had $168.8 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

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

As of June 30, 2021, Tuebor had $288.0 million of borrowings outstanding, with terms of overnight to 3.25 years (with a weighted average of 2.26 years), interest rates of 0.36% to 2.74% (with a weighted average of 1.07%), and advance rates of 71.7% to 95.7% on eligible collateral. As of June 30, 2021, collateral for the borrowings was comprised of $236.1 millionof CMBS and U.S. Agency securities and $83.5 million of cash.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.1 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2021. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of June 30, 2021, the Company had $2.1 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2022 Notes, the 2025 Notes, and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of June 30, 2021, the Company has a 100% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2021 and 2020. Unamortized debt issuance costs of $20.6 million and $12.9 million are included in senior unsecured notes as of June 30, 2021 and December 31, 2020, respectively, in accordance with GAAP.

2022 Notes

On March 16, 2017, LCFH issued $500.0 million in aggregate principal amount of 5.250% senior notes due March 15, 2022 (the “2022 Notes”). The 2022 Notes require interest payments semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on September 15, 2017. The 2022 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. At any time on or after September 15, 2021, the 2022 Notes are redeemable at the option of the Company, in whole or in part, upon not less than 15 nor more than 60 days’ notice, without penalty. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2022 Notes from time to time without further approval. As of June 30, 2021, the remaining $465.9 million in aggregate principal amount of the 2022 Notes is due March 15, 2022.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. As of June 30, 2021, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. As of June 30, 2021, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. As of June 30, 2021, the remaining $650.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$69,571	$—	$—	0.36
Futures
5-year Swap	25,300	—	70	0.25
10-year Swap	107,700	—	298	0.25
Total futures	133,000	—	368
Total derivatives	$202,571	$—	$368

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1Month LIBOR	$69,571	$—	$—	0.35
Futures
5-year Swap	23,800	108	—	0.25
10-year Swap	41,800	191	—	0.25
Total futures	65,600	299	—
Total derivatives	$135,171	$299	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(669)	$(3,175)	$(3,844)	$(667)	$1,594	$927
Total	$(669)	$(3,175)	$(3,844)	$(667)	$1,594	$927

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(570)	$(326)	$(896)	$(298)	$(16,272)	$(16,570)
Credit Derivatives	—	83	83	111	211	322
Total	$(570)	$(243)	$(813)	$(187)	$(16,061)	$(16,248)

The Company’s counterparties held $1.9 million and $0.8 million of cash margin as collateral for derivatives as of June 30, 2021 and December 31, 2020, respectively, which is included in restricted cash in the consolidated balance sheets.

Futures

Collateral posted with our futures counterparties is segregated in the Company’s books and records. Interest rate futures are centrally cleared by the Chicago Mercantile Exchange (“CME”) through a futures commission merchant. Interest rate futures that are governed by an International Swaps and Derivatives Association (“ISDA”) agreement provide for bilateral collateral pledging based on the counterparties’ market value. The counterparties have the right to re-pledge the collateral posted but have the obligation to return the pledged collateral, or substantially the same collateral, if agreed to by us, as the market value of the interest rate futures change.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2021 and December 31, 2020. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

There were no offsetting of financial assets and derivative assets at as of June 30, 2021.

The following table represents offsetting of financial liabilities and derivative liabilities as of June 30, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Derivatives	$368	$—	$368	$—	$368	$—
Repurchase agreements	$525,700	$—	$525,700	$525,700	$—	$—
Total	$526,068	$—	$526,068	$525,700	$368	$—

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2020 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$299	$—	$299	$—	$—	$299
Total	$299	$—	$299	$—	$—	$299

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2020 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$820,837	$—	$820,837	$820,837	$—	$—
Total	$820,837	$—	$820,837	$820,837	$—	$—

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2021 and December 31, 2020 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates one collateralized loan obligation (“CLO”) VIE with the following balance sheets ($ in thousands):

	June 30, 2021	December 31, 2020
	Notes 3 & 7
Restricted cash	$—	$3,925
Mortgage loan receivables held for investment, net, at amortized cost	296,992	362,600
Accrued interest receivable	1,050	1,382
Other assets	22	69,649
Total assets	$298,064	$437,556
Debt obligations, net	$168,843	$276,516
Accrued expenses	389	682
Total liabilities	169,232	277,198
Net equity in VIEs (eliminated in consolidation)	128,832	160,358
Total equity	128,832	160,358
Total liabilities and equity	$298,064	$437,556

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of June 30, 2021. As of June 30, 2021, the Company held a 100% interest in LCFH.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2021, the Company has a remaining amount available for repurchase of $36.8 million, which represents 2.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.54 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2021 and 2020 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		—
Repurchases paid	120,000	(1,312)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2021		$36,790

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	210,151	(1,682)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2020		$39,450

(1)Amount excludes commissions paid associated with share repurchases.

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2021 and 2020:

Declaration Date	Dividend per Share
March 15, 2021	$0.20
June 15, 2021	$0.20
Total	$0.40

February 27, 2020	$0.34
May 28, 2020	$0.20
Total	$0.54

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	8,252	—	8,252
June 30, 2021	$(2,211)	$(2)	$(2,213)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$4,218	$477	$4,695
Other comprehensive income (loss)	(46,530)	(5,354)	(51,884)
Exchange of noncontrolling interest for common stock	(4,915)	4,915	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,147	(2,147)	—
June 30, 2020	$(45,080)	$(2,109)	$(47,189)

12. NONCONTROLLING INTERESTS

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interests in consolidated joint ventures.

Noncontrolling Interest in the Operating Partnership

As more fully described in Note 1, certain of the predecessor equity owners held interests in the Operating Partnership as modified by the IPO Transactions. These interests were subsequently further modified by the REIT Structuring Transactions (also described in Note 1). These interests, along with the Class B common stock held by these investors, were exchangeable for Class A common stock of the Company. The roll-forward of the Operating Partnership’s LP Units followed the Class B common stock of the Company as disclosed in the consolidated statements of changes in equity. As of September 30, 2020, all shares of Class B common stock have been exchanged for shares of Class A common stock, and the Company held a 100% interest in LCFH.

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. There were no changes in ownership interest for the three months ended June 30, 2021.

Noncontrolling Interests in Consolidated Joint Ventures

As of June 30, 2021, the Company consolidates four ventures in which there are other noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $81.2 million, 11 office buildings in Richmond, VA with a book value of $71.4 million, a single-tenant office building in Oakland County, MI with a book value of $8.7 million and an apartment complex in Miami, FL with a book value of $36.8 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2021	2020	2021	2020
Basic Net income (loss) available for Class A common shareholders	$10,294	$(4,189)	$10,489	$(19,918)
Diluted Net income (loss) available for Class A common shareholders	$10,294	$(4,189)	$10,489	$(19,918)
Weighted average shares outstanding
Basic	124,048,999	106,809,987	124,012,683	106,569,892
Diluted	124,480,487	106,809,987	124,353,202	106,569,892

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts)	2021	2020	2021(1)	2020(1)

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$10,294	$(4,189)	$10,489	$(19,918)
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,048,999	106,809,987	124,012,683	106,569,892
Basic net income (loss) per share of Class A common stock	$0.08	$(0.04)	$0.08	$(0.19)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$10,294	$(4,189)	$10,489	$(19,918)
Diluted net income (loss) attributable to Class A common shareholders	10,294	(4,189)	10,489	(19,918)
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,048,999	106,809,987	124,012,683	106,569,892
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(2)	431,488	—	340,519	—
Incremental shares of unvested stock options	—	—	—	—
Diluted weighted average number of shares of Class A common stock outstanding	124,480,487	106,809,987	124,353,202	106,569,892
Diluted net income (loss) per share of Class A common stock	$0.08	$(0.04)	$0.08	$(0.19)

(1)For the three and six months ended June 30, 2020, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.
(2)The Company is using the treasury stock method.

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

14. STOCK BASED AND OTHER COMPENSATION PLANS

The following table summarizes the impact on the consolidated statement of operations of the various stock based and other compensation plans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock Based Compensation Expense	$3,524	$2,712	$8,801	$16,738
Phantom Equity Investment Plan	—	561	22	(1,577)
Stock Options Exercised	—	—	—	270
Bonus Expense	1,850	—	2,300	(30)
Total	$5,374	$3,273	$11,123	$15,401

Summary of Stock and Shares Nonvested/Outstanding

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	—	—	—	747,713	$9.81	1,466,337	$18.72

The table below presents the number of unvested shares and outstanding stock options at June 30, 2021 and changes during 2021 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2020	2,800,824	681,102
Granted	747,713	—
Exercised	—	—
Vested	(982,998)	—
Forfeited	(327,143)	—
Expired	—	—
Nonvested/Outstanding at June 30, 2021	2,238,396	681,102

Exercisable at June 30, 2021		681,102

At June 30, 2021 there was $18.6 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 24.6 months, with a weighted-average remaining vesting period of 31 months.

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

Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on the grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on distributable earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2021, 2022 and 2023, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8% based on distributable earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. On May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Performance Waiver was made in recognition of the actions taken by Ladder’s employees in response to COVID-19 that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements. Such actions included maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources. As of June 30, 2021, there were 42 Ladder employees and one consultant eligible for the 2021 Performance Waiver.

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

Ladder Capital Corp Deferred Compensation Plan

As of December 31, 2020, there were 165,735 phantom units outstanding in the 2014 Deferred Compensation Plan, of which zero were unvested, resulting in a liability of $1.6 million, which is included in accrued expenses on the consolidated balance sheets. As of June 30, 2021, the deferred compensation plan ended as the liability had been fully paid.

Bonus Payments

On December 16, 2020, the board of directors of Ladder Capital Corp approved the 2020 bonus payments to employees, including officers, totaling $36.8 million of which $35.7 million consisted of equity based compensation. Of the total approved amount, there was $29.4 million of equity based compensation granted in 2020. During the six months ended June 30, 2021, the Company recorded $2.3 million of compensation expense related to bonuses. For the three and six months ended June 30, 2020, the Company did not record any bonus expense. For the six months ended June 30, 2021, the Company paid $2.3 million compensation expense related to bonuses accrued during the year ended December 31, 2020.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2021 and December 31, 2020 are as follows ($ in thousands):

June 30, 2021

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$677,025		$677,901	$674,558	Internal model, third-party inputs	1.65%	2.07
CMBS interest-only(1)	1,399,645	(2)	18,072	18,820	Internal model, third-party inputs	2.00%	2.01
GNMA interest-only(3)	63,305	(2)	635	699	Internal model, third-party inputs	4.79%	3.39
Agency securities(1)	568		572	580	Internal model, third-party inputs	1.60%	0.97
GNMA permanent securities(1)	24,040		24,171	24,547	Internal model, third-party inputs	3.54%	1.18
Provision for current expected credit reserves	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,548,013		2,531,048	2,424,602	Discounted Cash Flow(4)	5.80%	1.81
Allowance for current expected credit reserves	N/A		(35,891)	(35,891)	(5)	N/A	N/A
Mortgage loan receivables held for sale	59,198		59,182	62,295	Internal model, third-party inputs(6)	4.25%	9.81
FHLB stock(7)	12,960		12,960	12,960	(7)	3.00%	N/A

Liabilities:
Repurchase agreements - short-term	390,217		390,217	390,217	Discounted Cash Flow(9)	0.98%	0.23
Repurchase agreements - long-term	135,483		135,483	135,483	Discounted Cash Flow(10)	1.89%	1.48
Mortgage loan financing	742,410		745,971	764,159	Discounted Cash Flow(10)	4.84%	3.7
Secured financing facility	152,143		152,143	152,143	Discounted Cash Flow(9)	10.75%	1.85
CLO debt	168,843		168,843	168,843	Discounted Cash Flow(10)	5.50%	2.88
Borrowings from the FHLB	288,000		288,000	288,712	Discounted Cash Flow	1.07%	2.26
Senior unsecured notes	2,115,644		2,095,059	2,123,832	Internal model, third-party inputs	4.81%	4.22
Nonhedge derivatives(1)(8)	202,571		N/A	368	Counterparty quotations	N/A	0.25

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

(10)For repurchase agreements - long term, mortgage loan financing, and CLO debt, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2021 and December 31, 2020 ($ in thousands):

June 30, 2021

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$665,558		$—	$—	$663,528	$663,528
CMBS interest-only(1)	1,389,135	(2)	—	—	18,215	18,215
GNMA interest-only(3)	63,305	(2)	—	—	699	699
Agency securities(1)	568		—	—	580	580
GNMA permanent securities(1)	24,040		—	—	24,547	24,547
			$—	$—	$707,569	$707,569
Liabilities:
Nonhedge derivatives(4)	202,571		$—	$368	$—	$368

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	$2,548,013		$—	$—	$2,424,602	$2,424,602
Allowance for current expected credit losses	N/A		—	—	(35,891)	(35,891)
Mortgage loan receivable held for sale	59,198		—	—	62,295	62,295
CMBS(5)	11,467		—	—	11,030	11,030
CMBS interest-only(5)	10,510		—	—	605	605
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
FHLB stock	12,960		—	—	12,960	12,960
			$—	$—	$2,475,581	$2,475,581
Liabilities:
Repurchase agreements - short-term	390,217		$—	$—	$390,217	$390,217
Repurchase agreements - long-term	135,483		—	—	135,483	135,483
Revolving credit facility	—		—	—	—	—
Mortgage loan financing	742,410		—	—	764,159	764,159
Secured financing facility	152,143		—	—	152,143	152,143
CLO debt	168,843		—	—	168,843	168,843
Borrowings from the FHLB	288,000		—	—	288,712	288,712
Senior unsecured notes	2,115,644		—	—	2,123,832	2,123,832
			$—	$—	$4,023,389	$4,023,389

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Six Months Ended June 30,
Level 3	2021	2020
Balance at January 1,	$1,046,569	$1,695,913
Transfer from level 2	—	—
Purchases	101,358	437,536
Sales	(339,238)	(517,535)
Paydowns/maturities	(106,197)	(52,271)
Amortization of premium/discount	(3,702)	(4,278)
Unrealized gain/(loss)	8,184	(51,709)
Realized gain/(loss) on sale(1)	595	(12,773)
Balance at June 30,	$707,569	$1,494,883

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$663,528		Discounted cash flow	Yield (4)	(0.13)%	1.88%	11.47%
				Duration (years)(5)	0	1.93	8.79
CMBS interest-only(1)	18,215	(2)	Discounted cash flow	Yield (4)	0.50%	2.94%	5.09%
				Duration (years)(5)	0.15	1.93	2.82
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	699	(2)	Discounted cash flow	Yield (4)	—%	9.36%	40.60%
				Duration (years)(5)	0	2.56	5.81
				Prepayment speed (CPJ)(5)	5.00	18.60	35.00
Agency securities(1)	580		Discounted cash flow	Yield (4)	0.58%	0.65%	1.16%
				Duration (years)(5)	0	0.84	0.96
GNMA permanent securities(1)	24,547		Discounted cash flow	Yield (4)	2.67%	3.48%	3.79%
				Duration (years)(5)	1.8	3.37	3.42
Total	$707,569

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
Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.9 million and $(1.1) million for the three and six months ended June 30, 2021, respectively. Current income tax expense (benefit) was $1.6 million and $(15.0) million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company’s net deferred tax assets (liabilities) were $(2.0) million and $(2.0) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.2) million and $(2.1) million for the three months ended June 30, 2021, and June 30, 2020 respectively. There was no deferred income tax expense (benefit) for the six months ended June 30, 2021, and $9.9 million for the six months ended June 30, 2020. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2021, the Company had a deferred tax asset of $4.9 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of June 30, 2021, the Company had $1.5 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

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

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2021, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company is currently under New York City audit for tax years 2012-2013. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of June 30, 2021, the Company had a $0.8 million lease liability and a $0.8 million right-of-use asset on its consolidated balance sheets found within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.1 million and $2.2 million for the three and six months ended June 30, 2021 and $1.1 million and $2.3 million for the three and six months ended June 30, 2020, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of June 30, 2021, the Company’s off-balance sheet arrangements consisted of $245.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 59% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, the Company’s off-balance sheet arrangements consisted of $148.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended June 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$34,253	$3,216	$—	$108	$37,577
Interest expense	(13,681)	(556)	(9,944)	(21,045)	(45,226)
Net interest income (expense)	20,572	2,660	(9,944)	(20,937)	(7,649)
Provision for (release of) loan loss reserves	335		—	—	335
Net interest income (expense) after provision for (release of) loan reserves	20,907	2,660	(9,944)	(20,937)	(7,314)

Real estate operating income	—	—	26,558	—	26,558
Sale of loans, net	3,392	—	—	—	3,392
Realized gain (loss) on securities	—	15	—	—	15
Unrealized gain (loss) on Agency interest-only securities	—	(48)	—	—	(48)
Realized gain on sale of real estate, net	—		19,389	—	19,389
Impairment of real estate	—	—	—	—	—
Fee and other income	2,295	—	14	142	2,451
Net result from derivative transactions	(2,792)	(1,052)	—	—	(3,844)
Earnings (loss) from investment in unconsolidated joint ventures	78	—	159	—	237
Total other income (loss)	2,973	(1,085)	46,120	142	48,150

Salaries and employee benefits	—	—	—	(8,477)	(8,477)
Operating expenses(3)	29	—	—	(4,245)	(4,216)
Real estate operating expenses	—	—	(6,345)	—	(6,345)
Fee expense	(944)	(61)	(1,018)	(172)	(2,195)
Depreciation and amortization	—	—	(9,440)	(24)	(9,464)
Total costs and expenses	(915)	(61)	(16,803)	(12,918)	(30,697)

Income tax (expense) benefit	—	—	—	318	318
Segment profit (loss)	$22,965	$1,514	$19,373	$(33,395)	$10,457

Total assets as of June 30, 2021	$2,554,339	$719,183	$986,267	$1,357,020	$5,616,809

Three months ended June 30, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$53,641	$8,177	$2	$276	$62,096
Interest expense	(11,732)	(7,795)	(9,758)	(39,140)	(68,425)
Net interest income (expense)	41,909	382	(9,756)	(38,864)	(6,329)
Provision for (release of) loan loss reserves	726	3	—	—	729
Net interest income (expense) after provision for (release of) loan reserves	42,635	385	(9,756)	(38,864)	(5,600)

Real estate operating income	—	—	23,773	—	23,773
Sale of loans, net	(744)	—	—	—	(744)
Realized gain (loss) on securities	—	(14,798)	—	—	(14,798)
Unrealized gain (loss) on equity securities	—	401	—	—	401
Unrealized gain (loss) on Agency interest-only securities	—	98	—	—	98
Realized gain on sale of real estate, net	—	—	(1)	—	(1)
Fee and other income	2,429	2	—	1,074	3,505
Net result from derivative transactions	(588)	(225)	—	—	(813)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	471	—	471
Gain (loss) on extinguishment of debt	—	—	—	19,017	19,017
Total other income (loss)	1,097	(14,522)	24,243	20,091	30,909

Salaries and employee benefits	—	—	—	(7,001)	(7,001)
Operating expenses(3)	—	—	—	(6,224)	(6,224)
Real estate operating expenses	—	—	(6,034)	—	(6,034)
Fee expense	(1,474)	(61)	(442)	—	(1,977)
Depreciation and amortization	—	—	(9,791)	(25)	(9,816)
Total costs and expenses	(1,474)	(61)	(16,267)	(13,250)	(31,052)

Income tax (expense) benefit	—	—	—	550	550
Segment profit (loss)	$42,258	$(14,198)	$(1,780)	$(31,473)	$(5,193)

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,303	$5,881,229

Six months ended June 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$70,145	$6,450	$—	$270	76,865
Interest expense	(27,757)	(1,388)	(18,729)	(43,325)	(91,199)
Net interest income (expense)	42,388	5,061	(18,729)	(43,056)	(14,334)
Provision for (release of) loan loss reserves	4,586	—	—	—	4,586
Net interest income (expense) after provision for (release of) loan reserves	46,974	5,061	(18,729)	(43,056)	(9,748)

Real estate operating income	—	—	50,718	—	50,718
Sale of loans, net	3,392	—	—	—	3,392
Realized gain (loss) on securities	—	594	—	—	594
Unrealized gain (loss) on Agency interest-only securities	—	(68)	—	—	(68)
Realized gain on sale of real estate, net	—	—	19,389	—	19,389
Fee and other income	5,264	—	47	424	5,735
Net result from derivative transactions	251	676	—	—	927
Earnings (loss) from investment in unconsolidated joint ventures	218	—	455	—	673
Total other income (loss)	9,125	1,202	70,609	424	81,360

Salaries and employee benefits	—	—	—	(18,011)	(18,011)
Operating expenses(3)	38	—	—	(8,495)	(8,457)
Real estate operating expenses	—	—	(12,555)	—	(12,555)
Fee expense	(2,252)	(111)	(1,140)	(290)	(3,793)
Depreciation and amortization	—	—	(18,950)	(50)	(19,000)
Total costs and expenses	(2,214)	(111)	(32,645)	(26,846)	(61,816)

Income tax (expense) benefit	—	—	—	1,096	1,096
Segment profit (loss)	$53,885	$6,152	$19,235	$(68,382)	$10,892

Total assets as of June 30, 2021	$2,554,339	$719,183	$986,267	$1,357,020	$5,616,809

Six months ended June 30, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$112,546	$21,040	$10	$1,090	$134,686
Interest expense	(16,602)	(14,554)	(19,993)	(68,678)	(119,827)
Net interest income (expense)	95,944	6,486	(19,983)	(67,588)	14,859
Provision for (release of) loan loss reserves	(25,855)	3	—	—	(25,852)
Net interest income (expense) after provision for (release of) loan reserves	70,089	6,489	(19,983)	(67,588)	(10,993)

Operating lease income	—	—	50,101	—	50,101
Sale of loans, net	261	—	—	—	261
Realized gain (loss) on securities	—	(11,787)	—	—	(11,787)
Unrealized gain (loss) on equity securities	—	(132)	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	—	174	—	—	174
Realized gain on sale of real estate, net	—	—	10,528	—	10,528
Impairment of real estate	—	—	—	—	—
Fee and other income	3,854	403	25	742	5,024
Net result from derivative transactions	(11,939)	(4,309)	—	—	(16,248)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	912	—	912
Gain (loss) on extinguishment of debt	—	—	—	21,077	21,077
Total other income (loss)	(7,824)	(15,651)	61,566	21,819	59,910

Salaries and employee benefits	—	—	—	(24,023)	(24,023)
Operating expenses(3)	—	—	—	(12,018)	(12,018)
Real estate operating expenses	—	—	(13,981)	—	(13,981)
Fee expense	(2,664)	(133)	(618)	—	(3,415)
Depreciation and amortization	—	—	(19,775)	(50)	(19,825)
Total costs and expenses	(2,664)	(133)	(34,374)	(36,091)	(73,262)

Income tax (expense) benefit	—	—	—	5,091	5,091
Segment profit (loss)	$59,601	$(9,295)	$7,209	$(76,769)	$(19,254)

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,303	$5,881,229

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $37.8 million and $46.3 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $13.0 million and $31.0 million as of June 30, 2021 and December 31, 2020, respectively, and the Company’s senior unsecured notes of $2.1 billion and $1.6 billion as of June 30, 2021 and December 31, 2020, respectively.

20. SUBSEQUENT EVENTS

On July 13, 2021, a consolidated subsidiary of the Company completed a public CLO transaction with a major U.S. bank, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $26.7 billion of commercial real estate loans from our inception through June 30, 2021. During this timeframe, we also acquired $12.8 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.9 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2021, we originated $16.7 billion of conduit loans, of which $16.6 billion was sold into 69 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2021, we had $5.6 billion in total assets and $1.5 billion of total equity. Our assets primarily included $2.6 billion of loans, $0.7 billion of securities, $0.9 billion of real estate, and $1.2 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured debt, non-recourse, non-mark-to-market securitizations and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our initial public offering (“IPO”) in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2021, our management team and directors held interests in our Company comprising 10.3% of our total equity. On average, our management team members have 25 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of June 30, 2021, we employed 59 full-time industry professionals.

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

	June 30, 2021		December 31, 2020
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$2,414,167	42.9%	$2,232,749	37.9%
Other commercial real estate-related loans	116,881	2.1%	121,310	2.1%
Allowance for credit losses	(35,891)	(0.6)%	(41,507)	(0.7)%
Total balance sheet loans	2,495,157	44.4%	2,312,552	39.3%
Conduit first mortgage loans	59,182	1.1%	30,518	0.5%
Total loans	2,554,339	45.5%	2,343,070	39.8%
Securities
CMBS investments	693,378	12.3%	1,025,514	17.4%
U.S. Agency securities investments	25,826	0.5%	32,804	0.6%
Allowance for current expected credit losses	(20)	—%	(20)	—%
Total securities	719,184	12.8%	1,058,298	18.0%
Real Estate
Real estate and related lease intangibles, net	948,448	16.9%	985,304	16.8%
Total real estate	948,448	16.9%	985,304	16.8%
Other Investments
Investments in and advances to unconsolidated joint ventures	37,819	0.7%	46,253	0.8%
Total other investments	37,819	0.7%	46,253	0.8%
Total investments	4,259,790	76.0%	4,432,925	75.9%
Cash, cash equivalents and restricted cash	1,285,687	22.9%	1,284,284	21.8%
Other assets	71,332	1.3%	164,020	2.8%
Total assets	$5,616,809	100%	$5,881,229	100%

The unique nature of COVID-19 has had a broad impact on commercial real estate, specifically the hotel and retail sectors. Loans on hotel and retail properties comprised approximately 11.6% and 7.7%, respectively, of our loan portfolio at June 30, 2021. Hotel and retail properties comprised approximately 6.0% and 46.0%, respectively, of our real estate portfolio at June 30, 2020; however, the majority of our retail properties are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We are in regular communication with our borrowers and tenants and are closely monitoring property performance.

Loans

Balance Sheet First Mortgage Loans.  We originate and invest in balance sheet first mortgage loans secured by commercial real estate properties that are typically undergoing transition, including lease-up, sell-out, and renovation or repositioning. These mortgage loans are structured to fit the needs and business plans of the property owners, and generally have LIBOR-based floating rates and terms (including extension options) ranging from one to five years. Our loans are directly originated by an internal team that has longstanding and strong relationships with borrowers and mortgage brokers throughout the United States. We follow a rigorous investment process, which begins with an initial due diligence review; continues through a comprehensive legal and underwriting process incorporating multiple internal and external checks and balances; and culminates in approval or disapproval of each prospective investment by our Investment Committee. Balance sheet first mortgage loans in excess of $50.0 million also require the approval of our board of directors’ Risk and Underwriting Committee.

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2021, we held a portfolio of 93 balance sheet first mortgage loans with an aggregate book value of $2.4 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.2% at June 30, 2021.

We continue to actively manage and monitor the credit and liquidity risk associated with the balance sheet first mortgage loan portfolio. Due to the nationwide limitations initially placed on many businesses in response to the COVID-19 pandemic, significant cash flow disruptions have occurred across the economy, which have impacted and likely will continue to impact certain of our borrowers. We have used, and continue to use, a variety of legal and structural options to manage that risk effectively, including forbearance and default provisions, as is generally being utilized throughout the credit lending industries.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2021, we held a portfolio of 23 other commercial real estate-related loans with an aggregate book value of $116.9 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.6% at June 30, 2021.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of June 30, 2021, we held six first mortgage loans that were available for contribution into a securitization with an aggregate book value of $59.2 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan- to-value ratio of this portfolio was 64.4% at June 30, 2021. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of June 30, 2021 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

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

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. At the onset of the COVID-19 pandemic in March 2020, there was a significant decrease in liquidity and trading activity for the real estate securities we own. During the three months ended June 30, 2021, liquidity and trading activity continued to return to the market and the value of our securities portfolio as of June 30, 2021 had an unrealized mark-to-market gain of $8.2 million.

As of June 30, 2021, the estimated fair value of our portfolio of CMBS investments totaled $693.4 million in 86 CUSIPs ($8.1 million average investment per CUSIP). As of June 30, 2021, included in the $693.4 million of CMBS securities are $11.6 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of June 30, 2021:
In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2021, our CMBS investments had a weighted average duration of 2.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2021, by property count and market value, respectively, 59.4% and 76.3% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 11.7% and 44.5%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 6.1% by property count and 0.1% to 8.8% by market value.

Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2021, we owned 165 single tenant net leased properties with an aggregate book value of $642.5 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2021, our net leased properties comprised a total of 5.4 million square feet, 100% leased with an average age since construction of 16.2 years and a weighted average remaining lease term of 10.8 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended June 30, 2021, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of June 30, 2021, we owned 62 diversified commercial real estate properties throughout the U.S. During the three months ended June 30, 2021, we collected approximately 97.2% of rent on these properties.

The following charts summarize the composition of our real estate investments as of June 30, 2021:

The market conditions due to the COVID-19 pandemic and the resulting economic disruption have broadly impacted the commercial real estate sector. As expected, the net leased commercial real estate properties, which comprise the majority of our portfolio, have remained minimally impacted as the majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We continue to actively monitor our diversified commercial real estate properties as well to determine the immediate and long-term impacts on the buildings, tenants, business plans and the ability to execute those business plans.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2021, Grace Lake LLC owned an office building campus with a carrying value of $49.9 million, which is net of accumulated depreciation of $38.9 million, that is financed by $60.2 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2021, the book value of our investment in Grace Lake LLC was $4.6 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY. 24 Second Avenue consists of residential condominium units and one commercial condominium unit. As of June 30, 2021, 24 Second Avenue had sold 24 residential condominium units for $62.7 million in sales proceeds. As of June 30, 2021, the Company had no remaining additional capital commitment to 24 Second Avenue and the book value of the Company’s investment in 24 Second Avenue was $33.2 million.

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

Unsecured Corporate Bonds

As of June 30, 2021, we had $2.1 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $465.9 million in aggregate principal amount of 5.25% senior notes due 2022 (the “2022 Notes”), $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2021 Notes, the 2022 Notes, the 2025 Notes, and the 2027 Notes, the “Notes”). During the six months ended June 30, 2021, the Company redeemed in full its remaining $146.7 million 5.875% Senior Notes due 2021.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $3.3 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of June 30, 2021.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of June 30, 2021, the Company had $218.4 million of borrowings outstanding, with an additional $981.6 million of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Collateralized Loan Obligation (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO. The CLO is a Variable Interest Entity (“VIE”) and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

As of June 30, 2021, the Company had $168.8 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $0.9 million were included in CLO debt as of June 30, 2021.

On July 13, 2021, a consolidated subsidiary of the Company completed a public CLO transaction with a major U.S. bank, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2021, the Company had $62.9 million borrowings outstanding, with an additional $727.8 million of committed financing available.

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

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of February 2025. The amendment also provided for a reduction in the interest rate to one-month LIBOR plus 3.00% on Eurodollar advances upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of June 30, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - FHLB financing” for further information. As of June 30, 2021, Tuebor had $288.0 million of borrowings outstanding from the FHLB, with terms of overnight to 3.3 years, interest rates of 0.36% to 2.74%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of June 30, 2021, collateral for the borrowings was comprised of $236.1 million of CMBS and U.S. Agency securities, and $83.5 million of cash collateral.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2021, we did not execute any term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2021-2030 and total $746.0 million as of June 30, 2021. These long-term non-recourse mortgages include net unamortized premiums of $3.9 million at June 30, 2021, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.7 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2021. The loans are collateralized by real estate and related lease intangibles, net, of $874.9 million as of June 30, 2021.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $13.9 million remains. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of June 30, 2021, the Company had $152.1 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net unamortized debt issuance costs of $4.5 million and a $4.7 million unamortized discount related to the Purchase Right.

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

We are in compliance with all covenants as described in the Company’s Annual Report as of December 31, 2020 and as of June 30, 2021.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is presented below.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended June 30,		2021 vs
	2021	2020	2020
Net interest income
Interest income	$37,577	$62,096	$(24,519)
Interest expense	45,226	68,425	(23,199)
Net interest income	(7,649)	(6,329)	(1,320)
Provision for (release of) loan loss reserves	(335)	(729)	394
Net interest income (expense) after provision for (release of) loan losses	(7,314)	(5,600)	(1,714)
Other income (loss)
Real estate operating income	26,558	23,773	2,785
Sale of loans, net	3,392	(744)	4,136
Realized gain (loss) on securities	15	(14,798)	14,813
Unrealized gain (loss) on equity securities	—	401	(401)
Unrealized gain (loss) on Agency interest-only securities	(48)	98	(146)
Realized gain (loss) on sale of real estate, net	19,389	(1)	19,390
Fee and other income	2,451	3,505	(1,054)
Net result from derivative transactions	(3,844)	(813)	(3,031)
Earnings (loss) from investment in unconsolidated joint ventures	237	471	(234)
Gain (loss) on extinguishment of debt	—	19,017	(19,017)
Total other income (loss)	48,150	30,909	17,241
Costs and expenses
Salaries and employee benefits	8,477	7,001	1,476
Operating expenses	4,216	6,224	(2,008)
Real estate operating expenses	6,345	6,034	311
Fee expense	2,195	1,977	218
Depreciation and amortization	9,464	9,816	(352)
Total costs and expenses	30,697	31,052	(355)
Income (loss) before taxes	10,139	(5,743)	15,882
Income tax expense (benefit)	(318)	(550)	232
Net income (loss)	$10,457	$(5,193)	$15,650

Investment Overview

Activity for the three months ended June 30, 2021 included funding of $714.6 million in principal value of commercial mortgage loans, which was offset by $51.1 million of sales and $158.2 million of principal repayments in the three months ended June 30, 2021. We purchased $61.3 million of securities, sold $10.2 million and had $95.7 million of amortization in the portfolio, which contributed to a net decrease in our securities portfolio of $44.9 million during the three months ended June 30, 2021. We also received proceeds from the sale of real estate of $38.7 million during the three months ended June 30, 2021.

Activity for the three months ended June 30, 2020 included originating and funding of $20.5 million in principal value of commercial mortgage loans, which was partially offset by $231.8 million of sales and $327.8 million of principal repayments in the three months ended June 30, 2020. We sold $424.7 million of securities and had $9.1 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $423.9 million during the three months ended June 30, 2020. We also invested $3.9 million in real estate, which includes $3.9 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $0.3 million.

Operating Overview

Net income (loss) totaled $10.5 million for the three months ended June 30, 2021, compared to $(5.2) million for the three months ended June 30, 2020. The most significant drivers of the $15.7 million increase are as follows:
•an increase in total other income (loss) of $17.2 million, primarily as a result of a $19.4 million increase in realized gain on sale of real estate, net, $14.8 million increase in realized gain on sale of securities, net, $4.1 million increase in sale of loans, net, partially offset by $3.0 million decrease in net results from derivative transactions, and a $19.0 million decrease in gain (loss) on extinguishment of debt;

•a decrease in net interest income after provision for loan losses of $1.7 million, primarily as a result of the $24.5 million decrease in interest income and the $23.2 million decrease in interest expense;

• a decrease in total costs and expenses of $0.4 million compared to the prior year, primarily as a result of a $2.0 million decrease in operating expenses and a $1.5 million increase in salaries and employee benefits; and

•an increase in income tax expense (benefit) of $0.2 million compared to the prior year, primarily attributable to an increase in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $10.1 million for the three months ended June 30, 2021, compared to $(5.7) million for the three months ended June 30, 2020. The significant components of the $15.8 million increase in income (loss) before taxes are described in the four bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $13.4 million for the three months ended June 30, 2021, compared to $12.8 million for the three months ended June 30, 2020. A significant component of the $0.6 million increase in distributable earnings is the $14.8 million increase on gain of securities, $8.1 million increase in gain on sale of real estate, net, $7.4 million increase in net result from derivative transactions, partially offset by a $19.0 million decrease in gain (loss) on extinguishment/defeasance of debt, $1.3 million decrease in net interest income, which includes a $24.5 million decrease in interest income and a $23.2 million decrease in interest expense and $1.1 million decrease in fee and other income.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $24.5 million decrease in interest income was primarily attributable to a decrease in our securities and loan portfolios. For the three months ended June 30, 2021, securities investments averaged $0.7 billion and loan investments averaged $2.2 billion. For the three months ended June 30, 2020, securities investments averaged $1.1 billion and loan investments averaged $3.2 billion. There was a $0.4 billion decrease in average securities investments, and a $1.0 billion decrease in average loan investments.

The $23.2 million decrease in interest expense was primarily attributable to the overall reduction in our loan and security repurchase line debt outstanding, given the reduction related to collateral and liquidity needs. The decrease was also driven by a decrease in FHLB interest as a result of prepayment fees incurred in 2020 and a lower debt balance in 2021.

The $1.7 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income discussed above, the decrease in interest expense discussed above and the $0.4 million increase in provision for loan losses discussed below.

As of June 30, 2021, the weighted average yield on our mortgage loan receivables was 5.8%, compared to 6.7% as of June 30, 2020 as the weighted average yield on new loans originated or funded was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2021, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.6%, compared to 4.8% as of June 30, 2020. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2020 to June 30, 2021 was primarily due to higher borrowing rates on new sources of financing obtained during 2021. As of June 30, 2021, we had outstanding borrowings secured by our mortgage loan receivables equal to 21.1% of the carrying value of our mortgage loan receivables, compared to 32.9% as of June 30, 2020.

As of June 30, 2021, the weighted average yield on our real estate securities was 1.7%, compared to 1.6% as of June 30, 2020, primarily due to lower investment in floating rate CRE CLO securities as of June 30, 2021 compared to June 30, 2020. As of June 30, 2021, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 2.6% as of June 30, 2020. The decrease in the rate on borrowings against our real estate securities from June 30, 2020 to June 30, 2021 was primarily due to lower prevailing market borrowing rates as of June 30, 2021 compared to June 30, 2020. As of June 30, 2021, we had outstanding borrowings secured by our real estate securities equal to 82.8% of the carrying value of our real estate securities, compared to 76.9% as of June 30, 2020.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2021, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 5.0% as of June 30, 2020. As of June 30, 2021, we had outstanding borrowings secured by our real estate equal to 78.7% of the carrying value of our real estate, compared to 77.3% as of June 30, 2020.

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

The change of $335.0 thousand during the three months ended June 30, 2021 is reflected as a decrease to provision for (release of) loan loss reserves of $350.0 thousand, and a decrease in reserve on unfunded commitments of $15.0 thousand during the three months ended June 30, 2021. These decreases are primarily due to the update of the macroeconomic assumptions used in the Company’s CECL evaluation in the current quarter. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

As of June 30, 2020, the Company released CECL reserves of $(0.7) million for a total CECL reserve of $29.4 million. This excludes five loans that previously had an aggregate of $20.7 million of asset-specific reserves and a carrying value of $76.9 million as of June 30, 2020. The change of $(0.7) million during the quarter is reflected as a decrease of reserve to provision expense of $(0.3) million, and a decrease in reserve on unfunded commitments of $(0.4) million. These decreases are primarily due to the decrease in the size of our loan portfolio, offset by an update of the macroeconomic assumptions used in the Company’s CECL evaluation in the current quarter.

Real Estate Operating Income

The increase of $2.8 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19.

Sales of Loans, Net

Income (loss) from sales of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2021, we sold two mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $47.7 million. In the three months ended June 30, 2020, we sold/transferred two loans with an aggregate outstanding principal balance of $68.1 million. We also sold five mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $172.0 million during the three months ended June 30, 2020. During the three months ended June 30, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2020, we released $7.6 million of realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

We sold $10.2 million of securities for the three months ended June 30, 2021. We sold $424.7 million of securities for the three months ended June 30, 2020. The increase of $14.8 million in realized gain (loss) on securities is a result of more favorable security prices upon exit existing during the three months ended June 30, 2021 security sales as compared to the three months ended June 30, 2020 security sales during the height of the COVID-19 pandemic. Included in realized gain (loss) on securities are $(0.1) million other than temporary impairments on securities for the three months ended June 30, 2020. There were no other than temporary impairments on securities recorded for the three months ended June 30, 2021.

Unrealized Gain (Loss) on Equity Securities

There was no unrealized gain (loss) on equity securities as of June 30, 2021, compared to $0.4 million as of June 30, 2020. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The negative change of $146.2 thousand in unrealized gain (loss) on Agency interest-only securities was due to changes in the fair value of the securities.

Realized Gain (Loss) on Sale of Real Estate, Net

The increase of $19.4 million in realized gain (loss) on sale of real estate, net was a result of the sale of our retail property in North Dartmouth, MA.

Fee and Other Income

We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest and dividend income on our investment in FHLB stock and equity securities. The $1.1 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees, origination fees and dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions represented a loss of $3.8 million for the three months ended June 30, 2021, which was comprised of an unrealized loss of $0.6 million and a realized loss of $3.2 million, compared to a loss of $0.8 million for the three months ended June 30, 2020, which was comprised of an unrealized loss of $0.6 million and a realized loss of $0.2 million, resulting in a negative change of $3.0 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earned against the impact of changes in interest rates. The loss in 2021 was primarily related to movement in interest rates during the three months ended June 30, 2021. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings (loss) from our investment in Grace Lake LLC totaled $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $(0.1) million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

There was no gain (loss) on extinguishment/defeasance of debt for the three months ended June 30, 2021, and there was a $19.0 million gain (loss) on extinguishment/defeasance of debt totaled for the three months ended June 30, 2020. During the three months ended June 30, 2020, the Company retired $72.8 million of principal of the 2027 Notes for a repurchase price of $61.2 million, recognizing a $10.6 million net gain on extinguishment of debt after recognizing $(1.0) million of unamortized debt issuance costs associated with the retired debt; the Company retired $45.2 million of principal of the 2025 Notes for a repurchase price of $38.5 million, recognizing a $6.2 million net gain on extinguishment of debt after recognizing $(0.4) million of unamortized debt issuance costs associated with the retired debt; the Company retired $14.4 million of principal of the 2022 Notes for a repurchase price of $13.8 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt; and the Company retired $6.7 million of principal of the 2021 Notes for a repurchase price of $6.5 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(16.9) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits totaled $8.5 million for the three months ended June 30, 2021, compared to $7.0 million for the three months ended June 30, 2020. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $1.5 million in compensation expense was primarily attributable to an increase in bonus accrual attributed to increased employee head count as compared to the three months ended June 30, 2020.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The decrease of $2.0 million was primarily related to a decrease in professional fees during the three months ended June 30, 2021.

Real Estate Operating Expenses

The increase of $0.3 million in real estate operating expenses primarily relates to the acquisition of real estate in 2020 and 2021, partially offset by real estate sales in 2021.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.2 million in fee expense was primarily attributable to an increase in other professional fees, partially offset by a decrease in financing cost fees, legal fees paid for loan and real estate assets, and dead deal costs in the three months ended June 30, 2021.

Depreciation and Amortization

The $0.4 million decrease in depreciation and amortization was attributable to the sale of real estate in 2020 and 2021.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in income tax expense (benefit) of $0.2 million is primarily attributable to taxable gains related primarily to loan sales in our TRSs.

Results of Operations

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six Months Ended June 30, 2021		2021 vs
	2021	2020	2020
Net interest income
Interest income	$76,865	$134,686	$(57,821)
Interest expense	91,199	119,827	(28,628)
Net interest income	(14,334)	14,859	(29,193)
Provision for (release of) loan loss reserves	(4,586)	25,852	(30,438)
Net interest income (expense) after provision for (release of) loan losses	(9,748)	(10,993)	1,245
Other income (loss)
Real estate operating income	50,718	50,101	617
Sale of loans, net	3,392	261	3,131
Realized gain (loss) on securities	594	(11,787)	12,381
Unrealized gain (loss) on equity securities	—	(132)	132
Unrealized gain (loss) on Agency interest-only securities	(68)	174	(242)
Realized gain (loss) on sale of real estate, net	19,389	10,528	8,861
Fee and other income	5,735	5,024	711
Net result from derivative transactions	927	(16,248)	17,175
Earnings (loss) from investment in unconsolidated joint ventures	673	912	(239)
Gain (loss) on extinguishment of debt	—	21,077	(21,077)
Total other income (loss)	81,360	59,910	21,450
Costs and expenses
Salaries and employee benefits	18,011	24,023	(6,012)
Operating expenses	8,457	12,018	(3,561)
Real estate operating expenses	12,555	13,981	(1,426)
Fee expense	3,793	3,415	378
Depreciation and amortization	19,000	19,825	(825)
Total costs and expenses	61,816	73,262	(11,446)
Income (loss) before taxes	9,796	(24,345)	34,141
Income tax expense (benefit)	(1,096)	(5,091)	3,995
Net income (loss)	$10,892	$(19,254)	$30,146

Investment Overview

Activity for the six months ended June 30, 2021 included originating and funding $872.1 million in principal value of commercial mortgage loans, which was offset by $97.6 million of sales and $533.0 million of principal repayments in the six months ended June 30, 2021. We acquired $101.4 million of new securities, which was offset by $339.2 million of sales and $106.3 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $339.1 million during the six months ended June 30, 2021. We also invested $43.8 million in real estate, which included $43.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $82.5 million.

Activity for the six months ended June 30, 2020 included originating and funding $547.2 million in principal value of commercial mortgage loans, which was offset by $421.2 million of sales and $446.4 million of principal repayments in the six months ended June 30, 2020. We acquired $438.3 million of new securities, which was partially offset by $532.2 million of sales and $52.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $214.6 million during the six months ended June 30, 2020. We also invested $31.7 million in real estate, which included $25.4 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $30.4 million.

Operating Overview

Net income (loss) totaled $10.9 million for the six months ended June 30, 2021, compared to $(19.3) million for the six months ended June 30, 2020. The most significant drivers of the $30.1 million increase are as follows:

•an increase in net interest income after provision for loan losses of $1.2 million, as a result of the $57.8 million decrease in interest income and a $28.6 million decrease in interest expense. Also contributing was a $30.4 million decrease in provision for loan loss reserves as a result of a release of provision as compared to the initial adoption of and recording of provision expense in connection with CECL for the six months ended June 30, 2020;

•an increase in total other income (loss) of $21.4 million, primarily as a result of a $17.2 million increase in net results from derivative transactions, $12.4 million increase as a result of realized gain on securities, $8.9 million increase in realized gain on sale of real estate, net, and an increase of $3.1 million in sales of loans, partially offset by an increase of $21.1 million of loss on extinguishment of debt;

•a decrease in total costs and expenses of $11.4 million compared to the prior year, primarily attributable to a $6.0 million decrease in salaries and employee benefit, a $1.4 million decrease in real estate operating expenses, and a $3.6 million decrease in operating expenses; and

•a ($4.0 million) decrease in income tax expense (benefit) compared to the prior year, primarily attributable to a decrease in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $9.8 million for the six months ended June 30, 2021, compared to $(24.3) million for the six months ended June 30, 2020. The significant components of the $34.1 million decrease in (loss) before taxes are described in the first four bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $16.6 million for the six months ended June 30, 2021, compared to $43.6 million for the six months ended June 30, 2020. The significant components of the $27.0 million decrease in distributable earnings are a decrease of $21.2 million in net interest income after provision for loan losses, an increase in total other income (loss) of $5.4 million, primarily as a result of an increase of $4.4 million in sale of loans, net, an increase of $0.7 million in fee and other income, an increase of $0.6 million in operating lease income and an increase of $12.4 million in gain (loss) on securities, an increase of $4.6 million in sale of real estate, net, an increase of $3.9 million in net results from derivative transactions, a decrease of $21.1 million in gain (loss) on extinguishment of debt and an increase of $0.6 million in salaries and employee benefits.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $57.8 million decrease in interest income was primarily attributable to a decrease in our security and loan portfolio due to paydowns and sales with lower prevailing LIBOR rates. For the six months ended June 30, 2021, securities investments averaged $0.8 billion and loan investments averaged $2.2 billion. For the six months ended June 30, 2020, securities investments averaged $1.4 billion and loan investments averaged $3.3 billion. There was a $0.6 billion decrease in average securities, and a $1.1 billion decrease in average loan investments.

The $28.6 million decrease in interest expense is due to the decrease in repurchase facility financing and FHLB financing as a result of a decrease in the debt outstanding and a reduction in mortgage loan financing interest expense as a result of paydowns.

The decrease in net interest income before provision for loan losses of $29.2 million is explained in the paragraphs above.

As of June 30, 2021, the weighted average yield on our mortgage loan receivables was 5.8%, compared to 6.7% as of June 30, 2020 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of June 30, 2021, the weighted average interest rate on borrowings against our mortgage loan receivables was 5.6%, compared to 4.8% as of June 30, 2020. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2020 to June 30, 2021 was primarily due to higher borrowing rates on new sources of financing obtained and held during the three months ended June 30, 2021. As of June 30, 2021, we had outstanding borrowings secured by our mortgage loan receivables equal to 21.1% of the carrying value of our mortgage loan receivables, compared to 32.9% as of June 30, 2020.

As of June 30, 2021, the weighted average yield on our real estate securities was 1.7%, compared to 1.6% as of June 30, 2020, primarily due to a reduced position in floating rate CRE CLO securities as of June 30, 2021 compared to June 30, 2020. As of June 30, 2021, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 2.6% as of June 30, 2020. The decrease in the rate on borrowings against our real estate securities from June 30, 2020 to June 30, 2021 was primarily due to lower prevailing market borrowing rates as of June 30, 2021 compared to June 30, 2020. As of June 30, 2021, we had outstanding borrowings secured by our real estate securities equal to 82.8% of the carrying value of our real estate securities, compared to 76.9% as of June 30, 2020.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2021, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 5.0% as of June 30, 2020. As of June 30, 2021, we had outstanding borrowings secured by our real estate equal to 78.7% of the carrying value of our real estate, compared to 77.3% as of June 30, 2020.

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

The total change in reserve for provision for the six months ended June 30, 2021 was a release of $4.6 million. The release represents a decline in the general reserve of loans held for investment of $4.5 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macroeconomic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements. The total change in reserve for provision for the six months ended June 30, 2020 was an addition of $17.9 million. The increase represents an increase in the general reserve of loans held for investment of $17.6 million and an addition of reserve of $0.2 million for unfunded loan commitments primarily as a result of the use of a recessionary macroeconomic scenario.

Real Estate Operating Income

The increase of $0.6 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2021, we sold/transferred three loans with an aggregate outstanding principal balance of $94.2 million resulting in a gain of $3.4 million. During the six months ended June 30, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2020, we sold/transferred 22 loans with an aggregate outstanding principal balance of $253.5 million. During the six months ended June 30, 2020, we recorded $2.0 thousand realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The change in realized gain (loss) for the six months ended June 30, 2021 compared to June 30, 2020 resulted in an increase of $12.4 million. For the six months ended June 30, 2021, we sold $339.2 million of securities, comprised of $333.3 million of CMBS and $5.9 million of Agency securities. For the six months ended June 30, 2020, we sold $532.2 million of securities, comprised of $513.5 million of CMBS, $4.0 million of corporate bonds and $14.7 million of equity securities. Other than temporary impairments on securities of $(0.1) million are included in realized gain (loss) on securities for the six months ended June 30, 2021, compared to $(0.3) million for the six months ended June 30, 2020.

Unrealized Gain (Loss) on Equity Securities

The Company had no equity security activity during the six months ended June 30, 2021, compared to unrealized gain (loss) of $(0.1) million for the six months ended June 30, 2020. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Realized Gain (Loss) on Sale of Real Estate, Net

We had sold one retail property which resulted in a $19.4 million gain (loss) for the six months ended June 30, 2021. The increase of $8.9 million in realized gain (loss) on the sale of real estate, net was primarily a result of the sale of eight diversified commercial real estate properties resulting in a net gain (loss) on sale of $10.5 million for the six months ended June 30, 2020.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, and dividend income on our equity securities. The $0.7 million increase in fee and other income year-over-year was primarily due to a increase in exit fees, offset by a decrease in origination fees and dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions of $0.9 million is composed of a realized gain of $1.6 million and an unrealized loss of $0.7 million for the six months ended June 30, 2021, compared to a loss of $16.2 million, for the six months ended June 30, 2020, which was comprised of an unrealized loss of $0.2 million and a realized loss of $16.0 million, resulting in a positive change of $17.2 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2021 was primarily related to movement in interest rates during the six months ended June 30, 2021. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $0.6 million, and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.1 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further detail.

Gain (Loss) on Extinguishment

We had no gain (loss) on extinguishment/defeasance of debt for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company redeemed $146.7 million of principal of the 2021 Notes at par. Gain (loss) on extinguishment/defeasance of debt totaled $21.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company retired $92.0 million of principal of the 2027 Notes for a repurchase price of $78.4 million, recognizing a $12.3 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt; the Company retired $49.2 million of principal of the 2025 Notes for a repurchase price of $42.6 million, recognizing a $6.2 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt; the Company retired $14.4 million of principal of the 2022 Notes for a repurchase price of $13.8 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt and; the Company retired $7.7 million of principal of the 2021 Notes for a repurchase price of $7.5 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(20.0) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $6.0 million in compensation expense was primarily attributable to a reduction in compensation expense resulting from the timing of the payment of equity based compensation for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 along with a reduction in head count for June 30, 2021 as compared to June 30, 2020.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $3.6 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The decrease of $1.4 million is primarily the result of real estate sales throughout 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase of $0.4 million in fee expense was primarily attributable to an increase in legal fees related to mortgage loan receivables and real estate.

Depreciation and Amortization

The $0.8 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales or acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision relates to the business units held in our TRSs. The decrease in benefit of $4.0 million is primarily a result of taxable gains in our TRSs.

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

Refer to “Financial Covenants” and “Our Financing Strategies” for further disclosure of our diverse financing sources and, for a summary of our financial obligations, refer to the Contractual Obligations table below. All of our existing financial obligations due within the following year can be extended for one or more additional years at our discretion, refinanced or repaid at maturity or incurred in the normal course of business (i.e., interest payments/loan funding obligations).

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $1.3 billion at June 30, 2021, of which $1.2 billion was unrestricted cash and cash equivalents and $115.8 million was restricted cash. We held cash and cash equivalents of $1.3 billion and restricted cash of $29.9 million as of December 31, 2020. As the COVID-19 crisis evolved, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(9,748)	$43,453
Net cash provided by (used in) investing activities	310,302	433,309
Net cash provided by (used in) financing activities	(299,151)	41,496
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,403	$518,258

We experienced a net increase in cash, cash equivalents and restricted cash of $1.4 million for the six months ended June 30, 2021 reflecting cash used in operating activities of $(9.7) million, cash provided by investing activities of $310.3 million and cash used in finance activities of $(299.2) million.

Net cash used in operating activities of $(9.7) million was primarily driven by $(76.4) million of originations of mortgage loans held for sale, partially offset by $51.1 million of proceeds from sales of mortgage loans held for sale and depreciation $19.0 million.

Net cash provided by investing activities of $310.3 million was driven by $603.0 million of repayment from mortgage loan receivables, $339.2 million of proceeds from sale of real estate securities, $46.6 million of proceeds from the sale of mortgage loan receivables held for investment and $82.5 million proceeds from the sale of real estate, partially offset by $(101.4) million in purchases of real estate securities and $(795.7) million of origination of mortgage loans held for investment.

Net cash used in financing activities of $(299.2) million was primarily as a result of net borrowings of $(232.0) million, $(51.1) million of dividends payments, $(4.4) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock and $(10.1) million in deferred financing costs.

We experienced a net increase in cash, cash equivalents and restricted cash of $518.3 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we received (i) $437.8 million of proceeds from repayment of mortgage loans receivable, (ii) $421.2 million of proceeds from the sales of loans, (iii) $532.5 million of proceeds from the sales of real estate securities, (iv) $63.0 million of repayment of real estate securities and (v) $144.4 million net borrowings under debt obligations.

Unencumbered Assets

As of June 30, 2021, we held unencumbered cash of $1.2 billion, unencumbered loans of $1.7 billion, unencumbered securities of $128.4 million, unencumbered real estate of $74.8 million and $236.9 million of other assets not secured by any portion of secured indebtedness.

Stock Repurchases

On October 30, 2014, the board of directors authorized the Company to repurchase up to $50.0 million of the Company’s Class A common stock from time to time without further approval. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2021, the Company has a remaining amount available for repurchase of $36.8 million, which represents 2.5% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.54 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2021 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		—
Repurchases paid	120,000	(1,312)
Repurchases unsettled		—
Authorizations remaining as of June 30, 2021		$36,790

(1)Amount excludes commissions paid associated with share repurchases.

Dividends

In order for the Company to maintain its qualification as a REIT under the Code, it must annually distribute at least 90% of its taxable income. The Company has paid and in the future intends to declare regular quarterly distributions to its shareholders in aggregating to an amount approximating at least 90% of the REIT’s annual net taxable income. Refer to Item 1 —“Financial Statements and Supplemental Data—Note 11, Equity Structure and Accounts” for disclosure of dividends declared.

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $603.1 million for the six months ended June 30, 2021 and $437.8 million for the six months ended June 30, 2020. Repayment of real estate securities provided net cash of $106.3 million for the six months ended June 30, 2021 and $63.0 million for the six months ended June 30, 2020.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business. There were $97.6 million of proceeds from sales of mortgage loans for the six months ended June 30, 2021 and $421.2 million of sales of mortgage loans for the six months ended June 30, 2020.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $339.2 million for the six months ended June 30, 2021 and $532.5 million for the six months ended June 30, 2020.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $82.5 million for the six months ended June 30, 2021 and $11.4 million for the six months ended June 30, 2020.

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

Contractual obligations

Contractual obligations as of June 30, 2021 were as follows ($ in thousands):

	Contractual Obligations
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings	$631,068	(1)	$606,120	$417,234	$232,840	$1,887,262
Senior unsecured notes	465,850			347,956	1,301,838	2,115,644
Interest payable(2)	136,698		208,037	176,845	137,078	658,658
Other funding obligations(3)	15,539		—	—	—	15,539
Operating lease obligations	590		98	—	—	688
Total	$1,249,745		$814,255	$942,035	$1,671,756	$4,677,791

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, these obligations are subject to existing Company controlled extension options for one or more additional one-year periods or could be refinanced by other existing facilities.
(2)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2021 to determine the future interest payment obligations.
(3)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2021.

The table above does not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral.

Off-Balance Sheet Arrangements

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details about our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2021, our off-balance sheet arrangements consisted of $245.1 million of unfunded commitments of mortgage loan receivables held for investment, 59% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, our off-balance sheet arrangements consisted of $148.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower.

Critical Accounting Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” within the Annual Report for a full discussion of our critical accounting policies. Other than as disclosed in Note 2, Significant Accounting Policies, our critical accounting policies have not materially changed since December 31, 2020.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Item 1—“Financial Statements and Supplemental Data—Note 2. Significant Accounting Policies.”

Reconciliation of Non-GAAP Financial Measures

Distributable earnings

For the fourth quarter of 2020, the Company began utilizing distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure for us and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends. Distributable earnings replaced our prior presentation of core earnings, and core earnings presentations from prior reporting periods have been recast as distributable earnings.

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

For distributable earnings, we include adjustments for economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and exclude the resultant GAAP recognition of the related economics during the subsequent periods. This adjustment is reflected in distributable earnings when there is a true risk transfer on the mortgage loan transfer and settlement. Historically, this adjustment has represented the impact of economic gains/(discounts) on intercompany loans secured by our own real estate which we had not previously recognized because such gains were eliminated in consolidation. Conversely, if the economic risk was not substantially transferred, no adjustments to net income would be made relating to those transactions for distributable earnings purposes. Management believes recognizing these amounts for distributable earnings purposes in the period of transfer of economic risk is a reasonable supplemental measure of our performance.

As discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our GAAP income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from distributable earnings until the related asset is sold and the hedge position is considered “closed,” whereupon they would then be included in distributable earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing distributable earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
Income (loss) before taxes	$10,139		$(5,743)	$9,796	$(24,345)
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures (GAAP)(1)	(163)		246	(403)	(1,276)
Our share of real estate depreciation, amortization and gain adjustments (2)	(2,430)		8,875	5,994	10,248
Adjustments for unrecognized derivative results (3)	1,800		(8,630)	(4,296)	8,959
Unrealized (gain) loss on fair value securities	48		(1,649)	68	(137)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	781		189	1,197	(45)
Adjustment for impairment (4)	(335)		(729)	(4,586)	17,852
Non-cash stock-based compensation	3,524		3,272	8,823	15,431
Transactional adjustments (response to COVID-19) (5)	—	—	16,939	—	16,939
Distributable earnings	$13,364		$12,770	$16,593	$43,626

(1)    Prior to the final exchanges of the Continuing LCFH Limited Partners into Class A shares in the third quarter of 2020, we considered the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have had fundamentally equivalent interests in our pre-tax earnings. Accordingly, for purposes of computing distributable earnings we start with pre-tax earnings and adjust for other noncontrolling interests in consolidated joint ventures, but we did not adjust for amounts attributable to noncontrolling interest held by Continuing LCFH Limited Partners. As of June 30, 2021, there are no remaining Continuing LCFH Limited Partners. For the three and six months ended June 30, 2021, $3.9 thousand and $7.8 thousand was included within net (income) loss attributable to noncontrolling interests in consolidated joint ventures on the consolidated statements of income, respectively. For the three and six months ended June 30, 2020, $3.9 thousand and $7.0 thousand of net income was included within net (income) loss attributable to noncontrolling interests in Operating Partnership on the consolidated statements of income, respectively.

(2) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total GAAP depreciation and amortization	$9,464	$9,816	$19,000	$19,825
Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(25)	(50)	(50)
Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(633)	(349)	(1,241)	(941)
Our share of real estate depreciation and amortization	8,806	9,442	17,709	18,834
Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(10,752)	(40)	(10,752)	(9,679)
Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	—	—	2,147
Our share of accumulated depreciation and amortization on real estate sold (a)	(10,752)	(40)	(10,752)	(7,532)
Less: Operating lease income on above/below market lease intangible amortization	(484)	(527)	(963)	(1,054)
Our share of real estate depreciation, amortization and gain adjustments	$(2,430)	$8,875	$5,994	$10,248

	(a) GAAP gains/losses on sales of real estate include the effects of previously recognized real estate depreciation and amortization. For purposes of distributable earnings, our share of real estate depreciation and amortization is eliminated and, accordingly, the resultant gain/losses also must be adjusted. Following is a reconciliation of the related consolidated GAAP amounts to the amounts reflected in distributable earnings ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
	GAAP realized gain (loss) on sale of real estate, net	$19,389	$(1)	$19,389	$10,528
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(8,637)	41	(8,637)	(2,996)
	Our share of accumulated depreciation and amortization on real estate sold	$10,752	$40	$10,752	$7,532

(3)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
	Net results from derivative transactions	$(3,844)	$(813)	$927	$(16,248)
	Hedging interest expense	1,289	(843)	2,287	(311)
	Hedging realized result	755	10,286	1,082	7,600
	Adjustments for unrecognized derivative results	$(1,800)	$8,630	$4,296	$(8,959)

(4)
For the six months ended June 30, 2020, the Company recorded CECL provision for loan loss of $25.9 million of which $8.0 million was determined to be non-recoverable. The adjustments reflect the portion of such loan loss provision that management has determined to be recoverable, and therefore both additional provisions and releases of those provisions are excluded from distributable earnings.

(5)	The impact from COVID-19 included adjustments related to the unusual market conditions and actions taken by management in the second quarter of 2020 including: (i) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net; (ii) $15.4 million of losses from sales of CMBS; (iii) $3.7 million of loss from conduit loan sales; (iv) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense; (v) $2.1 million of professional fee expenses included in operating expenses and (vi) $0.2 million of severance costs included in salaries and employee benefits. The $34.5 million total of the preceding amounts was partially offset by (vii) $19.0 million of gains from the repurchase of, and extinguishment of, unsecured corporate bond debt at a discount from par, net of (viii) $1.5 million of accelerated premium amortization included in interest expense.

(b)Set forth below is a reconciliation of the COVID-19 losses from sales of highly rated, relatively short duration CMBS in the second quarter of 2020 as referenced in (5) above ($ in thousands):

Three and Six Months Ended June 30,
2020
Loss on sale of securities - COVID-19 related	$(14,670)
Hedge (loss) related to sale of securities, included in net results from derivative transactions	(698)
Losses from sales of CMBS	$(15,368)

(c)Set forth below is a reconciliation of the COVID-19 loss from conduit loan sales in the second quarter of 2020 as referenced in (5) above ($ in thousands):

Three and Six Months Ended June 30,
2020
Income from sales of loans, net - COVID-19 related	$(1,680)
Hedge (loss) related to sales of loans, included in net results from derivative transactions	(1,994)
Losses from conduit loan sales	$(3,674)

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

Adjusted Leverage

We present adjusted leverage, which is a non-GAAP financial measure, as a supplemental measure of our performance. We define adjusted leverage as the ratio of (i) debt obligations, net of deferred financing costs, adjusted for non-recourse indebtedness related to securitizations that is consolidated on our GAAP balance sheet and liability for transfers not considered sales to (ii) GAAP total equity. We believe adjusted leverage assists investors in comparing our leverage across reporting periods on a consistent basis by excluding non-recourse debt related to securitized loans. In addition, adjusted leverage is used to determine compliance with financial covenants. (Refer to “Financial Covenants” for further discussion about our compliance with covenants.)

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	June 30, 2021	December 31, 2020
Debt obligations, net	$3,975,715	$4,209,864
Less: CLO debt(1)	(168,843)	(276,516)
Adjusted debt obligations	3,806,872	3,933,348
Total equity	1,519,865	1,548,425
Adjusted leverage	2.5	2.5

(1)As more fully discussed in Note 7 to our consolidated financial statements, we contributed $481.3 million of balance sheet loans into one CLO securitization that remains on our balance sheet for accounting purposes but is excluded from debt obligations for adjusted leverage calculation purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A. “Risk Factors.”

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2021 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on June 30, 2021, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	(1,896)	$4,513
Increase by 1.00%	18,782	(3,533)

(1)    Subject to limits for floors on our floating rate investments and indebtedness.

Market Risk

As market volatility increases or liquidity decreases, the market value of the Company’s assets may be adversely impacted.

The Company’s securities investments are reflected at their estimated fair value. The change in estimated fair value of securities available-for-sale is reflected in accumulated other comprehensive income. The change in estimated fair value of Agency interest-only securities is recorded in current period earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. We continue to actively monitor the impacts of COVID-19 on our securities portfolio.

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

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which the Company invests and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell the Company’s investments or determine their fair values. As a result, the Company may be unable to sell its investments, or only be able to sell its investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that the Company’s borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to the Company. In addition, a decline in market value of the Company’s assets may have particular adverse consequences in instances where it borrowed money based on the fair value of its assets. A decrease in the market value of the Company’s assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in the Company’s best interest to do so. The Company’s captive insurance company subsidiary, Tuebor, is subject to state regulations which require that dividends may only be made with regulatory approval, limiting the Company’s ability to utilize cash held by Tuebor.

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

The continuing COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions, which have subsided recently, may occur again in the future as a result of COVID-19 variants and the governmental responses thereto, and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the ongoing impacts of the COVID-19 pandemic on our loans. Our portfolio’s low weighted-average LTV of 68.1% as of June 30, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of June 30, 2021.

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

Regulatory Risk

Tuebor is subject to state regulation as a captive insurance company. If Tuebor fails to comply with regulatory requirements, it could be subject to loss of its licenses and registration and/or economic penalties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2021 to the risk factors in Item 1A. in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Indenture, dated June 23, 2021, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on June 23, 2021).

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: July 30, 2021	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 30, 2021	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer