Form 10-Q
period 2021-09-30
Ladder Capital Corp
filed 2021-10-29
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2021
Class A common stock, $0.001 par value	125,461,068
Class B common stock, $0.001 par value	—

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2021

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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2021(1)	December 31, 2020(1)
	(Unaudited)
Assets
Cash and cash equivalents	$758,051	$1,254,432
Restricted cash	85,481	29,852
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	2,811,141	2,354,059
Allowance for credit losses	(33,635)	(41,507)
Mortgage loan receivables held for sale	37,513	30,518
Real estate securities	724,737	1,058,298
Real estate and related lease intangibles, net	914,359	985,304
Investments in and advances to unconsolidated joint ventures	26,081	46,253
Derivative instruments	207	299
Accrued interest receivable	13,955	16,088
Other assets	78,150	147,633
Total assets	$5,416,040	$5,881,229
Liabilities and Equity
Liabilities
Debt obligations, net	$3,765,779	$4,209,864
Dividends payable	27,165	27,537
Accrued expenses	39,000	43,876
Other liabilities	74,545	51,527
Total liabilities	3,906,489	4,332,804
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 126,852,765 and 126,852,765 shares issued and 125,463,477 and 126,378,715 shares outstanding	126	127
Additional paid-in capital	1,791,947	1,780,074
Treasury stock, 1,389,288 and 474,050 shares, at cost	(76,228)	(62,859)
Retained earnings (dividends in excess of earnings)	(209,821)	(163,717)
Accumulated other comprehensive income (loss)	(3,084)	(10,463)
Total shareholders’ equity	1,502,940	1,543,162
Noncontrolling interests in consolidated joint ventures	6,611	5,263
Total equity	1,509,551	1,548,425
Total liabilities and equity	$5,416,040	$5,881,229

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 1 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Interest income	$46,235	$54,621	$123,099	$189,306
Interest expense	49,339	56,398	140,538	176,225
Net interest income	(3,104)	(1,777)	(17,439)	13,081
Provision for (release of) loan loss reserves	(2,364)	(2,512)	(6,950)	23,340
Net interest income (expense) after provision for (release of) loan losses	(740)	735	(10,489)	(10,259)
Other income (loss)
Real estate operating income	26,603	25,464	77,320	75,565
Sale of loans, net	3,293	1,127	6,685	1,387
Realized gain (loss) on securities	285	(303)	879	(12,089)
Unrealized gain (loss) on equity securities	—	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	(19)	9	(87)	183
Realized gain (loss) on sale of real estate, net	17,766	21,588	37,155	32,116
Fee and other income	2,687	3,051	8,422	8,075
Net result from derivative transactions	75	260	1,002	(15,988)
Earnings (loss) from investment in unconsolidated joint ventures	533	447	1,206	1,359
Gain (loss) on extinguishment of debt	—	1,167	—	22,244
Total other income (loss)	51,223	52,810	132,582	112,720
Costs and expenses
Salaries and employee benefits	9,425	7,858	27,436	31,880
Operating expenses	4,418	3,938	12,875	15,957
Real estate operating expenses	6,962	8,060	19,518	22,041
Fee expense	1,638	2,476	5,431	5,892
Depreciation and amortization	9,320	9,817	28,320	29,642
Total costs and expenses	31,763	32,149	93,580	105,412
Income (loss) before taxes	18,720	21,396	28,513	(2,951)
Income tax expense (benefit)	(212)	14	(1,308)	(5,078)
Net income (loss)	18,932	21,382	29,821	2,127
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(5)	(4,149)	(408)	(5,417)
Net (income) loss attributable to noncontrolling interests in Operating Partnership	—	(45)	—	561
Net income (loss) attributable to Class A common shareholders	$18,927	$17,188	$29,413	$(2,729)

Refer to the accompanying notes to consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per share:
Basic	$0.15	$0.15	$0.24	$(0.02)
Diluted	$0.15	$0.14	$0.24	$(0.02)

Weighted average shares outstanding:
Basic	123,729,867	117,481,812	123,917,047	110,233,748
Diluted	124,499,675	118,791,927	124,354,190	110,233,748

Dividends per share of Class A common stock	$0.20	$0.20	$0.60	$0.74

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$18,932	$21,382	$29,821	$2,127
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(588)	18,439	8,258	(46,282)
Reclassification adjustment for (gain) loss included in net income (loss)	(285)	302	(879)	13,139
Total other comprehensive income (loss)	(873)	18,741	7,379	(33,143)
Comprehensive income (loss)	18,059	40,123	37,200	(31,016)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(5)	(4,149)	(408)	(5,417)
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	18,054	35,974	36,792	(36,433)
Comprehensive (income) loss attributable to noncontrolling interests in operating partnership	—	(190)	—	5,769
Comprehensive income (loss) attributable to Class A common shareholders	$18,054	$35,784	$36,792	$(30,664)

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, June 30, 2021	126,242	$127	$1,788,875	$(68,593)	$(203,714)	$(2,211)	$5,381	$1,519,865
Contributions	—	—	—	—	—	—	1,381	1,381
Distributions	—	—	—	—	—	—	(156)	(156)
Amortization of equity based compensation	—	—	3,072	—	—	—	—	3,072
Purchase of treasury stock	(694)	(1)	—	(7,599)	—	—	—	(7,600)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(3)	—	—	(36)	—	—	—	(36)
Forfeitures	(81)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(25,034)	—	—	(25,034)
Net income (loss)	—	—	—	—	18,927	—	5	18,932
Other comprehensive income (loss)	—	—	—	—	—	(873)	—	(873)
Balance, September 30, 2021	125,464	$126	$1,791,947	$(76,228)	$(209,821)	$(3,084)	$6,611	$1,509,551

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures
Balance, June 30, 2020	115,015	$116	$5,381	$5	$1,649,170	$(53,619)	$(120,082)	$(45,080)	$70,968	$6,902	$1,508,380
Contributions	—	—	—	—	—	—	—	—	—	208	208
Distributions	—	—	—	—	—	—	—	—	(332)	(5,968)	(6,300)
Amortization of equity based compensation	—	—	—	—	4,219	—	—	—	—	—	4,219
Purchase of treasury stock	(124)	—	—	—	—	(895)	—	—	—	—	(895)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(4)	—	—	—	—	(29)	—	—	—	—	(29)
Dividends declared	—	—	—	—	—	—	(24,071)	—	—	—	(24,071)
Exchange of noncontrolling interest for common stock	5,381	4	(5,381)	(5)	73,247	—	—	(2,037)	(71,050)	—	159
Net income (loss)	—	—	—	—	—	—	17,188	—	45	4,149	21,382
Other comprehensive income (loss)	—	—	—	—	—	—	—	18,595	146	—	18,741
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(297)	—	—	74	223	—	—
Balance, September 30, 2020	120,268	$120	—	$—	$1,726,339	$(54,543)	$(126,965)	$(28,448)	$—	$5,291	$1,521,794

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, December 31, 2020	126,378	$127	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$5,263	$1,548,425
Contributions	—	—	—	—	—	—	1,381	1,381
Distributions	—	—	—	—	—	—	(441)	(441)
Amortization of equity based compensation	—	—	11,873	—	—	—	—	11,873
Purchase of treasury stock	(814)	(1)	—	(8,911)	—	—	—	(8,912)
Re-issuance of treasury stock	748	1	—	(1)	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(440)	(1)	—	(4,457)	—	—	—	(4,458)
Forfeitures	(408)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(75,517)	—	—	(75,517)
Net income (loss)	—	—	—	—	29,413	—	408	29,821
Other comprehensive income (loss)	—	—	—	—	—	7,379	—	7,379
Balance, September 30, 2021	125,464	$126	$1,791,947	$(76,228)	$(209,821)	$(3,084)	$6,611	$1,509,551

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$29,821	$2,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	—	(22,244)
Depreciation and amortization	28,320	29,642
Unrealized (gain) loss on derivative instruments	158	119
Unrealized (gain) loss on equity securities	—	132
Unrealized (gain) loss on Agency interest-only securities	87	(183)
Unrealized (gain) loss on investment in mutual fund	—	(95)
Provision for (release of) loan loss reserves	(6,950)	23,340
Amortization of equity based compensation	11,873	20,957
Amortization of deferred financing costs included in interest expense	16,477	13,451
Amortization of premium on mortgage loan financing	(998)	(866)
Amortization of above- and below-market lease intangibles	(1,440)	(1,720)
Amortization of premium/(accretion) of discount and other fees on loans	(8,962)	(12,467)
Amortization of premium/(accretion) of discount and other fees on securities	176	472
Realized (gain) loss on sale of mortgage loan receivables held for sale	(6,685)	(8,052)
Realized (gain) loss on sale of mortgage loan receivables held for investment	—	6,665
Realized (gain) loss on disposition of loan via foreclosure	26	51
Realized (gain) loss on securities	(879)	12,815
Realized (gain) loss on sale of real estate, net	(37,155)	(32,116)
Realized gain on sale of derivative instruments	—	(211)
(Earnings) loss from investments in unconsolidated joint ventures in excess of distributions received	(1,109)	(1,359)
Insurance proceeds for remediation work due to property damage	1,345	—
Insurance proceeds used for remediation work due to property damage	(628)	—
Origination of mortgage loan receivables held for sale	(127,034)	(212,845)
Repayment of mortgage loan receivables held for sale	126	369
Proceeds from sales of mortgage loan receivables held for sale	126,599	312,300
Deferred tax asset (liability)	(1,291)	6,822
Changes in operating assets and liabilities:
Accrued interest receivable	1,960	2,807
Other assets	3,246	(12,503)

	Nine Months Ended September 30,
	2021	2020
Accrued expenses and other liabilities	(1,220)	(39,399)
Net cash provided by (used in) operating activities	25,863	88,009

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(1,292,016)	(343,216)
Repayment of mortgage loan receivables held for investment	797,819	568,151
Proceeds from sale of mortgage loan receivables held for investment, at amortized cost	46,557	172,412
Purchases of real estate securities	(143,902)	(439,584)
Repayment of real estate securities	135,816	105,446
Basis recovery of Agency interest-only securities	5,304	5,976
Proceeds from sales of real estate securities	364,959	566,452
Purchases of real estate	(20,452)	(6,239)
Capital improvements of real estate	(2,869)	(2,489)
Proceeds from sale of real estate	135,093	62,596
Capital distribution from investment in unconsolidated joint ventures	21,281	636
Proceeds from sale of FHLB stock	19,165	—
Purchase of derivative instruments	(69)	(110)
Sale of derivative instruments	—	447
Property insurance proceeds	634	—
Net cash provided by (used in) investing activities	67,320	690,478
Cash flows from financing activities:
Deferred financing costs paid	(2,811)	(17,515)
Proceeds from borrowings under debt obligations	3,377,514	9,132,914
Repayment of borrowings under debt obligations	(3,820,320)	(9,217,889)

	Nine Months Ended September 30,
	2021	2020
Cash dividends paid to Class A common shareholders	(75,890)	(95,152)
Capital distributed to noncontrolling interests in operating partnership	—	(6,664)
Capital contributed by noncontrolling interests in consolidated joint ventures	1,381	860
Capital distributed to noncontrolling interests in consolidated joint ventures	(441)	(9,632)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(4,457)	(9,261)
Purchase of treasury stock	(8,912)	(2,583)
Issuance of Purchase Right	—	8,425
Net cash provided by (used in) financing activities	(533,935)	(216,497)
Net increase (decrease) in cash, cash equivalents and restricted cash	(440,752)	561,990
Cash, cash equivalents and restricted cash at beginning of period	1,284,284	355,746
Cash, cash equivalents and restricted cash at end of period	$843,532	$917,736

Supplemental information:
Cash paid for interest, net of amounts capitalized	$131,418	$164,722
Cash paid (received) for income taxes	(1,919)	3,044

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	20,621	—
Securities and derivatives sold, not settled	10	21
Repayment in transit of mortgage loans receivable held for investment (other assets)	25,062	107,652
Settlement of mortgage loan receivable held for investment by real estate, net	(43,129)	(25,177)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	43,750	25,435
Net settlement of sale of real estate, subject to debt - real estate	11,557	(31,768)
Net settlement of sale of real estate, subject to debt - debt obligations	(11,557)	31,768
Exchange of noncontrolling interest for common stock	—	158,625
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	—	223
Rebalancing of ownership percentage between Company and Operating Partnership	—	(1,008)
Dividends declared, not paid	27,165	26,236
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2021	September 30, 2020	December 31, 2020
Cash and cash equivalents	$758,051	$875,839	$1,254,432
Restricted cash	85,481	41,897	29,852
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$843,532	$917,736	$1,284,284

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2021, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

Reclassifications

The Company reclassified its FHLB (as defined below) stock into other assets as of January 1, 2021, as such, the amount of $31.0 million from December 31, 2020 was reclassified into other assets on the Consolidated Balance Sheet. As of September 30, 2021, the book value of our investment in FHLB Stock was $11.8 million.

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

3. MORTGAGE LOAN RECEIVABLES

September 30, 2021 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,729,180	$2,709,338	5.85%	1.5
Mezzanine loans	101,961	101,803	10.95%	2.2
Total mortgage loans	2,831,141	2,811,141	6.03%	1.5
Allowance for credit losses	N/A	(33,635)
Total mortgage loan receivables held for investment, net, at amortized cost	2,831,141	2,777,506
Mortgage loan receivables held for sale:
First mortgage loans	37,473	37,513	3.89%	9.3
Total	$2,868,614	$2,815,019	6.01%	1.6

(1)Includes the impact from interest rate floors. September 30, 2021 LIBOR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $117.0 million. Refer to “Non-Accrual Status” below for further details.

As of September 30, 2021, $2.5 billion, or 87.6%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $2.5 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2021, $37.5 million, or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates.

December 31, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value	Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,243,639	$2,232,749	6.50%	1.1
Mezzanine loans	121,565	121,310	10.83%	2.7
Total mortgage loans	2,365,204	2,354,059	6.65%	1.2
Allowance for credit losses	N/A	(41,507)
Total mortgage loan receivables held for investment, net, at amortized cost	2,365,204	2,312,552
Mortgage loan receivables held for sale:
First mortgage loans	30,478	30,518	4.05%	9.2
Total	$2,395,682	$2,343,070	6.74%	1.3

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

For the nine months ended September 30, 2021 and 2020, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	1,292,015	—	127,035
Repayment of mortgage loan receivables	(752,427)	—	(126)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(126,599)
Non-cash disposition of loans via foreclosure(1)	(44,911)	—	—
Sale of loans, net	—	—	6,685
Accretion/amortization of discount, premium and other fees	8,962	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release of provision for current expected credit loss, net	—	6,722	—
Balance, September 30, 2021	$2,811,141	$(33,635)	$37,513

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	343,216	—	212,845
Repayment of mortgage loan receivables	(675,281)	—	(369)
Proceeds from sales of mortgage loan receivables	(172,412)	—	(312,300)
Non-cash disposition of loan via foreclosure(1)	(27,107)	—	—
Sale of loans, net	(6,665)	—	8,052
Accretion/amortization of discount, premium and other fees	12,467	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,000	—
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—
Provision for current expected credit loss (impact to earnings)(2)	—	(15,620)	—
Additional asset-specific reserve	—	(8,000)	—
Balance, September 30, 2020	$2,731,254	$(47,084)	$30,553

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.
(2)During the three months ended March 31, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement thereafter, including the period to date change for the nine months ended September 30, 2020, is accounted for as provision expense for current expected credit loss in the consolidated statements of income.

As of September 30, 2021 and December 31, 2020, there were $0.5 million of unamortized discounts included in our mortgage loan receivables held for investment, net, at amortized cost, on our consolidated balance sheets.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Credit Losses	2021	2020	2021		2020
Allowance for credit losses at beginning of period	$35,891	$49,102	$41,507		$20,500
Provision for current expected credit loss (implementation impact)	—	—	—		4,964	(1)
Provision for (release of) current expected credit loss, net (impact to earnings)(2)	(2,256)	(2,018)	(6,722)		23,620
Foreclosure of loans subject to asset-specific reserve	—	—	(1,150)		(2,000)
Allowance for credit losses at end of period	$33,635	$47,084	$33,635		$47,084

(1)Additional provisions for current expected credit losses related to implementation of $0.8 million and $22.0 thousand related to unfunded commitments and held-to-maturity securities, respectively, were recorded on January 1, 2020 at implementation of CECL.
(2)For the three months ended September 30, 2021 and 2020 the total provision release consisted of $2.3 million and $2.0 million in general reserves and no asset-specific reserves, respectively.

Non-Accrual Status			September 30, 2021		December 31, 2020
Carrying value of loans on non-accrual status, net of asset-specific reserve			$116,988	(1)	$175,022	(2)

(1)    Represents two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $26.0 million, one loan with a carrying value of $36.4 million and one loan with a carrying value of $30.5 million.
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

As of September 30, 2021, the Company has a $34.0 million allowance for current expected credit losses, of which $33.6 million pertains to mortgage loan receivables. This allowance includes three loans that have an aggregate of $20.2 million of asset-specific reserves against a carrying value of $70.3 million as of September 30, 2021.

The total change in reserve for provision for the nine months ended September 30, 2021 was a release of $7.0 million. The release represents a decline in the general reserve of loans held for investment of $6.8 million and the release on unfunded loan commitments of $0.2 million. The release during the nine months ended September 30, 2021 is primarily due to an improvement in macro economic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” above.

The Company has concluded that none of its loans, other than the three loans discussed below, are individually impaired as of September 30, 2021.

Loan Portfolio by Geographic Region, Property Type and Vintage (amortized cost $ in thousands)

	September 30,	December 31,
Geographic Region	2021	2020
South	$825,849	$313,759
Northeast	747,081	707,485
Midwest	410,423	462,602
West	391,663	316,620
Southwest	365,812	437,153
Subtotal mortgage loans receivable	2,740,828	2,237,619
Individually impaired loans(1)	70,313	116,440
Total mortgage loans receivable	$2,811,141	$2,354,059

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing Ladder’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by property type as of September 30, 2021 and December 31, 2020, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of September 30, 2021
Property Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$474,216	$29,592	$176,069	$200,619	$86,401	$966,897
Multifamily	328,079	3,129	122,333	—	—	453,541
Mixed Use	180,684	81,437	147,484	—	—	409,605
Hospitality	40,973	—	43,643	127,695	111,087	323,398
Retail	79,999	—	85,690	—	28,037	193,726
Industrial	41,152	—	106,874	—	—	148,026
Manufactured Housing	59,687	—	26,381	11,750	3,946	101,764
Other	26,692	—	44,886	28,966	—	100,544
Self-Storage	43,327	—	—	—	—	43,327
Subtotal mortgage loans receivable	1,274,809	114,158	753,360	369,030	229,471	2,740,828
Individually Impaired loans (1)	—	—	—	—	70,313	70,313
Total mortgage loans receivable (2)	$1,274,809	$114,158	$753,360	$369,030	$299,784	$2,811,141

	Amortized Cost Basis by Origination Year as of December 31, 2020
Property Type	2020	2019	2018	2017	2016 and Earlier	Total
Office	$—	$196,610	$249,330	$83,673	$50,935	$580,548
Multifamily	65,537	260,254	44,665	24,406	—	394,862
Hospitality	—	43,000	139,394	67,307	78,694	328,395
Other	31,217	131,434	77,484	—	—	240,135
Mixed Use	106,537	101,704	—	13,268	—	221,509
Retail	—	110,492	—	—	65,734	176,226
Industrial	46,130	114,630	—	—	6,461	167,221
Manufactured Housing	4,553	57,305	11,718	—	3,961	77,537
Self-Storage	—	35,986	15,200	—	—	51,186
Subtotal mortgage loans receivable	253,974	1,051,415	537,791	188,654	205,785	2,237,619
Individually Impaired loans (1)	—	—	44,952	—	71,488	116,440
Total mortgage loans receivable (3)	$253,974	$1,051,415	$582,743	$188,654	$277,273	$2,354,059

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $12.7 million of accrued interest receivable on all loans at September 30, 2021.
(3)Not included above is $14.5 million of accrued interest receivable on all loans at December 31, 2020.

Individually Impaired Loans

As of September 30, 2021, two loans with an amortized cost basis of $26.9 million and a combined carrying value of $24.2 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded an asset-specific provision for loss in 2018 on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of September 30, 2021, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 4.75% to 5.20%.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a troubled debt restructuring (“TDR”), which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. For the three months ended March 31, 2020, management determined that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent comparable sales and (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of September 30, 2021, the amortized cost basis was $43.5 million, and after allowance for credit loss of the A-Note and the B-Note of $17.5 million, the carrying value of the combined mortgage loans was $26.0 million. As of September 30, 2021, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 8.25% to 9.10%.

As of September 30, 2021, there were no unfunded commitments associated with modified loans considered TDRs.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Other Loans on Non-Accrual Status

As of September 30, 2021, two other loans were on non-accrual status, with a combined carrying value of $66.9 million. The Company put such loans on non-accrual status in the fourth quarter of 2020 and performed a review of the collateral for the loans. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. There are no other loans on non-accrual status other than those discussed above in Individually Impaired Loans as of September 30, 2021.

During the three months ended September 30, 2021, the Company resolved one of its non-accrual loans with a carrying value of $12.5 million. The Company received a full pay-off which included all accrued interest and fees.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. Market conditions due to the COVID-19 pandemic and the resulting economic disruption have broadly impacted the commercial real estate sector, including real estate securities. We continue to actively monitor the impacts of COVID-19 on our securities portfolio.

Commercial mortgage-backed securities (“CMBS”), CMBS interest-only securities, Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities (collectively, “Agency interest-only securities”) are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2021 and December 31, 2020 ($ in thousands):

September 30, 2021

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$685,231	$686,212	$1,325	$(5,623)	$681,914	(3)	71	AAA	1.68%	1.64%	2.20
CMBS interest-only(2)(4)	1,325,895	16,488	803	—	17,291	(5)	13	AAA	0.44%	4.45%	1.94
GNMA interest-only(4)(6)	61,659	593	115	(70)	638		14	AA+	0.39%	4.44%	3.60
Agency securities(2)	562	566	6	—	572		2	AA+	2.49%	1.59%	0.83
GNMA permanent securities(2)	23,840	23,937	405	—	24,342		3	AA+	4.12%	3.54%	0.95
Total debt securities	$2,097,187	$727,796	$2,654	$(5,693)	$724,757		103		0.88%	1.78%	2.15
Provision for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,097,187	$727,796	$2,654	$(5,713)	$724,737		103

December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$1,015,520	$1,015,282	$1,382	$(13,363)	$1,003,301	(3)	90	AAA	1.56%	1.56%	2.01
CMBS interest-only(2)(4)	1,498,181	21,567	672	(26)	22,213	(5)	15	AAA	0.44%	3.53%	2.19
GNMA interest-only(4)(6)	75,350	868	232	(100)	1,000		11	AA+	0.43%	5.06%	3.59
Agency securities(2)	586	593	12	—	605		2	AA+	2.55%	1.64%	1.26
GNMA permanent securities(2)	30,254	30,340	859	—	31,199		5	AA+	3.87%	3.49%	1.98
Total debt securities	$2,619,891	$1,068,650	$3,157	$(13,489)	$1,058,318		123		0.91%	1.66%	2.01
Provision for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,619,891	$1,068,650	$3,157	$(13,509)	$1,058,298		123

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
(3)As of September 30, 2021 and December 31, 2020, respectively, includes $11.0 million and $11.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of September 30, 2021 and December 31, 2020, respectively, includes $0.6 million and $0.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

The following is a breakdown of the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2021 and December 31, 2020 ($ in thousands):

September 30, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$265,875	$362,430	$33,041	$20,568	$681,914
CMBS interest-only	633	16,658	—	—	17,291
GNMA interest-only	106	332	200	—	638
Agency securities	506	66	—	—	572
GNMA permanent securities	23,549	793	—	—	24,342
Provision for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$290,669	$380,279	$33,241	$20,568	$724,737

December 31, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$230,977	$748,953	$23,371	$—	$1,003,301
CMBS interest-only	1,572	20,641	—	—	22,213
GNMA interest-only	65	647	288	—	1,000
Agency securities	—	605	—	—	605
GNMA permanent securities	67	31,132	—	—	31,199
Provision for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$232,681	$801,978	$23,659	$—	$1,058,298

During the three and nine months ended September 30, 2021, the Company realized losses on securities recorded as other than temporary impairments of zero and $0.1 million respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income. During the three and nine months ended September 30, 2020, the Company realized losses on securities recorded as other than temporary impairments of zero and $0.3 million, respectively.

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

The following tables present additional detail related to our real estate portfolio, net, including foreclosed properties ($ in thousands):

	September 30, 2021	December 31, 2020
Land	$206,034	$220,511
Building	795,944	838,542
In-place leases and other intangibles	152,002	157,176
Undepreciated real estate and related lease intangibles	1,153,980	1,216,229
Less: Accumulated depreciation and amortization	(239,621)	(230,925)
Real estate and related lease intangibles, net	$914,359	$985,304

Below market lease intangibles, net (other liabilities)	$(35,220)	$(36,952)

At September 30, 2021 and December 31, 2020, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $81.6 million and $106.8 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense(1)	$7,496	$8,138	$23,311	$24,571
Amortization expense	1,824	1,679	5,009	5,071
Total real estate depreciation and amortization expense	$9,320	$9,817	$28,320	$29,642

(1)Depreciation expense on the consolidated statements of income also includes $25 thousand and $74 thousand of depreciation on corporate fixed assets for the three and nine months ended September 30, 2021 and 2020.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	September 30, 2021	December 31, 2020
Gross intangible assets(1)	$152,002	$157,176
Accumulated amortization	67,848	66,014
Net intangible assets	$84,154	$91,162

(1)Includes $3.9 million and $4.2 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(92)	$(92)	$(275)	$(275)
Increase in operating lease income for amortization of below market lease intangibles acquired	570	624	1,715	1,995

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2021 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense
2021 (last 3 months)	$267	$2,035
2022	1,070	6,820
2023	1,070	5,241
2024	1,070	5,241
2025	1,070	5,241
Thereafter	26,778	55,663
Total	$31,325	$80,241

Rent Receivables, Unencumbered Real Estate, and Operating Lease Income

There were $0.3 million and $0.5 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

There was unencumbered real estate of $70.8 million and $75.9 million as of September 30, 2021 and December 31, 2020, respectively.

During the three months ended September 30, 2021 and 2020, the Company recorded $3.0 million and $2.0 million, respectively, of real estate operating income, which excludes rental income. During the nine months ended September 30, 2021 and 2020, the Company recorded $6.8 million and $4.5 million, respectively, of real estate operating income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2021 ($ in thousands):

Period Ending December 31,	Amount
2021 (last 3 months)	$27,703
2022	73,154
2023	62,576
2024	59,540
2025	58,232
Thereafter	429,450
Total	$710,655

Acquisitions

During the nine months ended September 30, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
February 2021	(2)	Hotel	Miami, FL	$43,750	100.0%
August 2021		Apartments	Stillwater, OK	20,452	80.0%
Total real estate acquisitions				$64,202

(1)Properties were consolidated as of acquisition date.
(2)In February 2021, the Company acquired a hotel in Miami, FL via foreclosure, recognizing a $25.8 thousand loss, which is included in its consolidated statements of income. The property previously served as collateral for a mortgage loan receivable held for investment with a basis of $45.1 million, net of an asset-specific loan loss provision of $1.2 million recorded in the three months ended December 31, 2020. In February 2021, the foreclosed property was sold without any gain or loss. The Company recorded no revenues from its 2021 acquisitions for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date	Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Aggregate purchases of net leased real estate			$6,239	100.0%
Real estate acquired via foreclosure
March 2020	Diversified	Los Angeles, CA	21,535	100.0%
June 2020	Diversified	Winston-Salem, NC	3,900	100.0%
Total real estate acquired via foreclosure			25,435

Total real estate acquisitions			$31,674

(1)Properties were consolidated as of acquisition date.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the nine months ended September 30, 2021 and September 30, 2020, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the nine months ended September 30, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1
June 2021	Retail	North Dartmouth, MA	38,732	19,343	19,389	1
August 2021	Retail	Pittsfield, MA	18,651	10,564	8,087	1
August 2021	Retail	Ankeny, IA	19,021	13,341	5,680	1
August 2021	Apartments	Arlington/Fort Worth, TX	26,496	22,498	3,998	2
Totals			$146,650	$109,496	$37,154

The Company sold the following properties during the nine months ended September 30, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
Various	Condominium	Miami, FL	$1,199	$1,174	$25	—	4	2
March 2020	Diversified	Richmond, VA	22,527	14,829	7,698	7	—	—
March 2020	Diversified	Richmond, VA	6,932	4,109	2,823	1	—	—
August 2020	Net Lease	Bellport, NY	19,434	15,012	4,422	1	—	—
September 2020	Diversified	Lithia Springs, GA	39,491	23,187	16,304	1	—	—
September 2020	Diversified	Winston Salem, NC	4,647	3,803	844	1	—	—
Totals			$94,230	$62,114	$32,116

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of September 30, 2021 and December 31, 2020 ($ in thousands):

Entity	September 30, 2021	December 31, 2020
Grace Lake JV, LLC	$5,081	$4,023
24 Second Avenue Holdings LLC	21,000	42,230
Investment in unconsolidated joint ventures	$26,081	$46,253

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2021	2020	2021	2020
Grace Lake JV, LLC	$436	$236	$1,058	$685
24 Second Avenue Holdings LLC	97	211	148	674
Earnings (loss) from investment in unconsolidated joint ventures	$533	$447	$1,206	$1,359

Grace Lake JV, LLC

In connection with the origination of a loan in April 2012, the Company received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, the loan was refinanced, and the Company converted its interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”), which holds an investment in an office building complex. After taking into account the preferred return of 8.25% and the return of all equity remaining in the property to the Company’s operating partner, the Company is entitled to 25% of the distribution of all excess cash flows and all disposition proceeds upon any sale. The Company is not legally required to provide any future funding to Grace Lake LLC. The Company accounts for its interest in Grace Lake LLC using the equity method of accounting, as it has a 19% investment, compared to the 81% investment of its operating partner and does not control the entity. The Company holds its investment in Grace Lake LLC in a TRS.

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

During the nine months ended September 30, 2021, and September 30, 2020, the Company received no distributions from its investment in Grace Lake LLC.

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

The 24 Second Avenue investment consists of residential condominium units and one commercial condominium unit. 24 Second Avenue started closing on the existing sales contracts during the quarter ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of September 30, 2021, 24 Second Avenue sold 28 residential condominium units for $79.5 million in total gross sale proceeds. As of September 30, 2021, the Company had no additional remaining capital commitment to 24 Second Avenue. The Company received $12.2 million and $21.3 million of distributions during the three and nine months ended September 30, 2021, respectively.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Total assets	$108,968	$114,916
Total liabilities	67,059	75,775
Partners’/members’ capital	$41,909	$39,141

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$4,884	$4,339	$13,941	$13,109
Total expenses	3,144	3,458	9,709	10,882
Net income (loss)	$1,740	$881	$4,232	$2,227

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2021 and December 31, 2020 are as follows ($ in thousands):

September 30, 2021

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at September 30, 2021(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$42,353		$457,647	2.08%	—	2.08%	12/19/2022	(3)	(4)	$74,961	$74,961
Committed Loan Repurchase Facility	100,000	15,740		84,260	2.03%	—	2.78%	2/26/2022	(5)	(6)	62,442	62,442
Committed Loan Repurchase Facility	300,000	62,640		237,360	1.83%	—	2.83%	12/16/2021	(7)	(8)	108,043	108,043
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	4/30/2024	(9)	(4)	—	—
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.21%	—	2.21%	12/31/2022	(3)	(4)	46,136	46,136
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	10/24/2021	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,200,000	146,916		1,053,084							291,582	291,582
Committed Securities Repurchase Facility(2)	857,647	52,290		805,357	0.64%	—	1.04%	5/27/2023	N/A	(12)	61,357	61,357
Uncommitted Securities Repurchase Facility	N/A (13)	237,502		N/A (13)	0.53%	—	1.84%	7/2021-11/2021	N/A	(12)	291,614	291,614	(14)
Total Repurchase Facilities	1,600,000	436,708		1,400,794							644,553	644,553
Revolving Credit Facility	266,430	—		266,430	—%	—	—%	2/11/2022	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	723,395	723,395		—	3.75%	—	6.16%	2021 - 2030(17)	N/A	(18)	863,572	1,096,774	(19)
Secured Financing Facility	161,182	154,450	(20)	—	10.75%	—	10.75%	5/6/2023	N/A	(21)	259,369	259,554
CLO Debt	563,035	557,932	(22)	—	1.28%	—	5.5%	5/16/2024	N/A	(4)	795,023	795,023
Borrowings from the FHLB	263,000	263,000		—	0.35%	—	2.74%	2021 - 2024	N/A	(23)	293,978	293,978	(24)
Senior Unsecured Notes	1,649,794	1,630,294	(25)	—	4.25%	—	5.25%	2022 - 2029	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations, Net	$5,226,836	$3,765,779		$1,667,224							$2,856,495	$3,089,882

(1)September 2021 LIBOR rates are used to calculate interest rates for floating rate debt.
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
(7)Four additional 364-day periods at Company’s option.
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
(20)Presented net of unamortized debt issuance costs of $3.2 million and an unamortized discount of $3.5 million related to the Purchase Right (described in detail under Secured Financing Facility below) at September 30, 2021.

(21)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with Lender’s approval.
(22)Presented net of unamortized debt issuance costs of $5.1 million at September 30, 2021.
(23)Investment grade commercial real estate securities and cash. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(24)Includes $8.7 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(25)Presented net of unamortized debt issuance costs of $19.5 million at September 30, 2021.
(26)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2020

Debt Obligations	Committed Financing	Debt Obligations Outstanding		Committed but Unfunded	Interest Rate at December 31, 2020(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$112,004		$387,996	1.91%	—	2.16%	12/19/2022	(3)	(4)	$180,416	$180,416
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	90,197		209,803	1.91%	—	2.91%	12/16/2021	(7)	(8)	154,850	154,850
Committed Loan Repurchase Facility	300,000	11,312		288,688	2.19%	—	2.19%	11/6/2022	(9)	(4)	28,285	28,285
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.28%	—	2.28%	12/31/2022	(10)	(4)	45,235	45,235
Committed Loan Repurchase Facility	100,000	15,672		84,328	2.66%	—	3.50%	10/24/2021	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	255,368		1,294,632							439,386	439,386
Committed Securities Repurchase Facility(2)	787,996	149,633		638,363	0.86%	—	1.11%	12/23/2021	N/A	(13)	226,008	226,008
Uncommitted Securities Repurchase Facility	N/A (14)	415,836		N/A (14)	0.73%	—	2.84%	1/2021-3/2021	N/A	(13)	502,476	502,476	(15)
Total Repurchase Facilities	1,950,000	820,837		1,544,999							1,167,870	1,167,870
Revolving Credit Facility	266,430	266,430		—	3.15%		3.15%	2/11/2022	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	766,064	766,064		—	3.75%	—	6.16%	2021 - 2030(18)	N/A	(19)	909,406	1,133,703	(20)
Secured Financing Facility	206,350	192,646	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	327,769	328,097
CLO Debt	279,156	276,516	(23)	—	5.50%	—	5.50%	5/16/2024	N/A	(4)	362,600	362,600
Borrowings from the FHLB	1,500,000	288,000		1,212,000	0.41%	—	2.74%	2021 - 2024	N/A	(24)	388,400	392,212	(25)
Senior Unsecured Notes	1,612,299	1,599,371	(26)	—	4.25%	—	5.88%	2021 - 2027	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations	$6,580,299	$4,209,864		$2,756,999							$3,156,045	$3,384,482

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
(27)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2021 (last 3 months)	$312,620
2022	331,018
2023	298,017
2024	284,758
2025	468,876
Thereafter	1,535,525
Subtotal	3,230,814
Debt issuance costs included in senior unsecured notes	(19,500)
Debt issuance costs included in secured financing facility	(3,223)
Discount on secured financing facility related to Purchase Right	(3,509)
Debt issuance costs included in mortgage loan financing	(305)
Premiums included in mortgage loan financing(3)	3,570
Total (2)	$3,207,847

(1)The allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $563.0 million of consolidated CLO debt obligations and the related debt issuance costs of $5.1 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)Deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2021.

We were in compliance with all covenants described in the Company’s Annual Report as of September 30, 2021.

Committed Loan and Securities Repurchase Facilities
The Company has entered into six committed master repurchase agreements, as outlined in the September 30, 2021 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $857.6 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company believes it was in compliance with all covenants as of September 30, 2021 and December 31, 2020.

The Company has the option to extend some of the current facilities subject to a number of conditions, including satisfaction of certain notice requirements, the absence of an event of default, and the absence of a margin deficit, all as defined in the repurchase facility agreements. The lenders have sole discretion with respect to the inclusion of collateral in these facilities and the determination of the market value of the collateral on a daily basis, to be exercised on a good faith basis, and have the right in certain cases to require additional collateral, a full and/or partial repayment of the facilities (margin call), or a reduction in unused availability under the facilities, sufficient to rebalance the facilities if the estimated market value of the included collateral declines.

On September 27, 2021, the Company amended a committed loan repurchase facility with a major U.S. banking institution to, among other things, extend the final maturity date to December 19, 2025.

On May 25, 2021, the Company amended a committed loan repurchase facility with a major banking institution to, among other things, reduce the maximum facility amount from $250 million to $100 million.

On May 19, 2021, the Company amended a committed loan repurchase facility with a major U.S. banking institution to, among other things, reduce the maximum facility amount from $300 million to $100 million and extend the initial term thereof from November 6, 2022 to April 30, 2024.

Revolving Credit Facility

As of September 30, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility but still maintains the ability to draw $266.4 million.

Debt Issuance Costs

As discussed in Note 2, Significant Accounting Policies in the Annual Report, the Company considers its committed loan master repurchase facilities and Revolving Credit Facility to be revolving debt arrangements. As such, the Company continues to defer and present costs associated with these facilities as an asset, subsequently amortizing those costs ratably over the term of each revolving debt arrangement. As of September 30, 2021 and December 31, 2020, the amount of unamortized costs relating to such facilities were $3.5 million and $5.8 million, respectively, and are included in other assets in the consolidated balance sheets.

Mortgage Loan Financing

These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2021-2030 as of September 30, 2021. These loans have carrying amounts of $723.4 million and $766.1 million, net of unamortized premiums of $3.3 million and $4.6 million as of September 30, 2021 and December 31, 2020, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.3 million for the three months ended September 30, 2021 and September 30, 2020, respectively and $1.0 million and $0.9 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2021 and 2020, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $863.6 million and $909.4 million as of September 30, 2021 and December 31, 2020, respectively.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $9.3 million remains as of September 30, 2021. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility. The ending balance as of September 30, 2021 was $154.5 million.

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

As of September 30, 2021, the Company had $154.5 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $3.2 million and a $3.5 million unamortized discount related to the Purchase Right.

Collateralized Loan Obligations (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private single-investor CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

As of September 30, 2021, the Company had $557.9 million of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets.

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

As of September 30, 2021, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.9 years to 3.0 years (with a weighted average of 2.2 years), interest rates of 0.35% to 2.74% (with a weighted average of 0.95%), and advance rates of 71.7% to 95.7% on eligible collateral. As of September 30, 2021, collateral for the borrowings was comprised of $241.4 million of CMBS and U.S. Agency securities and $52.6 million of cash.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.2 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2021. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of September 30, 2021, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2022 Notes, the 2025 Notes, and the 2027 Notes, the “Notes”).

On January 27, 2021, the Company redeemed in full its 5.875% Senior Notes due 2021 (the “2021 Notes”) for $150.9 million. The 2021 Notes were redeemed at par, plus accrued and unpaid interest to the redemption date, pursuant to the optional redemption provisions of the indenture governing the 2021 Notes. The redemption of a portion of the 2021 Notes was subject to the condition that the Company’s subsidiary issuers of the 2021 Notes complete a notes offering of not less than $400 million. The issuers waived the condition prior to redeeming the 2021 Notes in full.

On September 15, 2021, the Company redeemed in full its 5.25% Senior Notes due 2022 (the “2022 Notes”) for $478.1 million. The 2021 Notes were redeemed at par, plus accrued and unpaid interest to the redemption date, pursuant to the optional redemption provisions of the indenture governing the 2022 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company is the general partner of LCFH and, through LCFH and its subsidiaries, operates the Ladder Capital business. As of September 30, 2021, the Company has a 100% economic and voting interest in LCFH and controls the management of LCFH as a result of its ability to appoint board members. Accordingly, the Company consolidates the financial results of LCFH. In addition, the Company, through certain subsidiaries which are treated as TRSs, is indirectly subject to U.S. federal, state and local income taxes. Other than federal, state and local income taxes, there are no material differences between the Company’s consolidated financial statements and LCFH’s consolidated financial statements. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2021 and 2020. Unamortized debt issuance costs of $19.5 million and $12.9 million are included in senior unsecured notes as of September 30, 2021 and December 31, 2020, respectively, in accordance with GAAP.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. As of September 30, 2021, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. As of September 30, 2021, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval.As of September 30, 2021, the remaining $650.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2021 and December 31, 2020 ($ in thousands):

September 30, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$84,621	$66	$—	0.61
Futures
5-year Swap	25,300	31	—	0.25
10-year Swap	89,200	110	—	0.25
Total futures	114,500	141	—
Total derivatives	$199,121	$207	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1Month LIBOR	$69,571	$—	$—	0.35
Futures
5-year Swap	23,800	108	—	0.25
10-year Swap	41,800	191	—	0.25
Total futures	65,600	299	—
Total derivatives	$135,171	$299	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 ($ in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(3)	$—	$(3)	$(3)	$—	$(3)
Futures	509	(431)	78	(158)	1,163	1,005
Total	$506	$(431)	$75	$(161)	$1,163	$1,002

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$69	$191	$260	$(229)	$(16,081)	$(16,310)
Credit Derivatives	—	—	—	111	211	322
Total	$69	$191	$260	$(118)	$(15,870)	$(15,988)

The Company’s counterparties held $1.5 million and $0.8 million of cash margin as collateral for derivatives as of September 30, 2021 and December 31, 2020, respectively, which is included in restricted cash in the consolidated balance sheets.

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

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2021 and December 31, 2020. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting financial assets and derivative assets as of September 30, 2021 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)
Derivatives	$207	$—	$207	$—	$—	$207
Total	$207	$—	$207	$—	$—	$207

The following table represents offsetting of financial liabilities and derivative liabilities as of September 30, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$436,708	$—	$436,708	$436,708	$—	$—
Total	$436,708	$—	$436,708	$436,708	$—	$—

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2020 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$299	$—	$299	$—	$—	$299
Total	$299	$—	$299	$—	$—	$299

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2020 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$820,837	$—	$820,837	$820,837	$—	$—
Total	$820,837	$—	$820,837	$820,837	$—	$—

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2021 and December 31, 2020 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates two CLO VIEs with the following balance sheets ($ in thousands):

	September 30, 2021	December 31, 2020
	Notes 3 & 7
Restricted cash	$—	$3,925
Mortgage loan receivables held for investment, net, at amortized cost	795,023	362,600
Accrued interest receivable	2,972	1,382
Other assets	—	69,649
Total assets	$797,995	$437,556
Debt obligations, net	$557,932	$276,516
Accrued expenses	511	682
Total liabilities	558,443	277,198
Net equity in VIEs (eliminated in consolidation)	239,552	160,358
Total equity	239,552	160,358
Total liabilities and equity	$797,995	$437,556

11. EQUITY STRUCTURE AND ACCOUNTS

Stock Repurchases

On August 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization voided the remaining unused buyback capacity per the October 30, 2014 authorization, and increased the remaining authorization at the time from $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2021, the Company has a remaining amount available for repurchase of $44.2 million, which represents 3.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.05 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		15,027
Repurchases paid	814,428	(8,912)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2021		$44,217

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	334,251	(2,578)
Repurchases unsettled		—
Authorizations remaining as of September 30, 2020		$38,554

(1)Amount excludes commissions paid associated with share repurchases.

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2021 and 2020:

Declaration Date	Dividend per Share
March 15, 2021	$0.20
June 15, 2021	0.20
September 15, 2021	0.20
Total	$0.60

February 27, 2020	$0.34
May 28, 2020	0.20
August 31, 2020	0.20
Total	$0.74

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	7,379	—	7,379
September 30, 2021	$(3,084)	$(2)	$(3,086)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$4,218	$477	$4,695
Other comprehensive income (loss)	(27,935)	(5,208)	(33,143)
Exchange of noncontrolling interest for common stock	(6,953)	6,953	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,222	(2,222)	—
September 30, 2020	$(28,448)	$—	$(28,448)

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of September 30, 2021. As of September 30, 2021, the Company held a 100% interest in LCFH.

12. NONCONTROLLING INTERESTS

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements: (i) noncontrolling interest in the operating partnership and (ii) noncontrolling interests in consolidated joint ventures.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. There were no changes in ownership interest for the three months ended September 30, 2021.

Noncontrolling Interests in Consolidated Joint Ventures

As of September 30, 2021, the Company consolidates four ventures in which there are other noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $80.9 million, 11 office buildings in Richmond, VA with a book value of $70.8 million, a single-tenant office building in Oakland County, MI with a book value of $8.4 million, an apartment complex in Miami, FL with a book value of $36.6 million, and an apartment complex in Stillwater, OK with a book value of $20.0 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2021	2020	2021	2020
Basic Net income (loss) available for Class A common shareholders	$18,927	$17,188	$29,413	$(2,729)
Diluted Net income (loss) available for Class A common shareholders	$18,927	$17,188	$29,413	$(2,729)
Weighted average shares outstanding
Basic	123,729,867	117,481,812	123,917,047	110,233,748
Diluted	124,499,675	118,791,927	124,354,190	110,233,748

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2021 and 2020 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts)	2021	2020	2021(1)	2020(1)

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$18,927	$17,188	$29,413	$(2,729)
Denominator:
Weighted average number of shares of Class A common stock outstanding	123,729,867	117,481,812	123,917,047	110,233,748
Basic net income (loss) per share of Class A common stock	$0.15	$0.15	$0.24	$(0.02)

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$18,927	$17,188	$29,413	$(2,729)
Diluted net income (loss) attributable to Class A common shareholders	18,927	17,188	29,413	(2,729)
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	123,729,867	117,481,812	123,917,047	110,233,748
Add - dilutive effect of:
Shares issuable relating to converted Class B common shareholders(2)	—	1,217,761	—	—
Incremental shares of unvested Class A restricted stock(2)	769,808	92,354	437,143	—
Incremental shares of unvested stock options	—	—	—	—
Diluted weighted average number of shares of Class A common stock outstanding	124,499,675	118,791,927	124,354,190	110,233,748
Diluted net income (loss) per share of Class A common stock	$0.15	$0.14	$0.24	$(0.02)

(1)For the three and nine months ended September 30, 2020, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive.
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

14. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Based Compensation Expense	$3,072	$4,219	$11,873	$20,957
Phantom Equity Investment Plan	—	(94)	22	(1,671)
Stock Options Exercised	—	—	—	270
Total Stock Based Compensation Expense	$3,072	$4,125	$11,895	$19,556

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	—	—	—	—	747,713	$9.81	1,466,337	$18.72

The table below presents the number of unvested shares and outstanding stock options at September 30, 2021 and changes during 2021 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2020	2,800,824	681,102
Granted	747,713	—
Exercised	—	—
Vested	(992,667)	—
Forfeited	(408,081)	—
Expired	—	(57,314)
Nonvested/Outstanding at September 30, 2021	2,147,789	623,788

Exercisable at September 30, 2021		623,788

At September 30, 2021 there was $15.0 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 22.1 months, with a weighted-average remaining vesting period of 27 months.

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

Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on the grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on distributable earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2021, 2022 and 2023, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8% based on distributable earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. On May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Performance Waiver was made in recognition of the actions taken by Ladder’s employees in response to COVID-19 that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements. Such actions included maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources. As of September 30, 2021, there were 39 Ladder employees and one consultant eligible for the 2021 Performance Waiver.

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

Bonus Payments

On December 16, 2020, the board of directors of Ladder Capital Corp approved the 2020 bonus payments to employees, including officers, totaling $36.8 million of which $35.7 million consisted of equity based compensation. Of the total approved amount, there was $29.4 million of equity based compensation granted in 2020. During the three and nine months ended September 30, 2021, the Company recorded $3.6 million and $5.9 million of compensation expense related to bonuses, respectively. For the three and nine months ended September 30, 2020, the Company recorded $0.5 million of bonus expense. For the nine months ended September 30, 2021, the Company paid $1.1 million compensation expense related to bonuses accrued during the year ended December 31, 2020.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2021 and December 31, 2020 are as follows ($ in thousands):

September 30, 2021

						Weighted Average
	Outstanding Face Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$685,231		$686,213	$681,915	Internal model, third-party inputs	1.64%	2.20
CMBS interest-only(1)	1,325,895	(2)	16,488	17,291	Internal model, third-party inputs	4.45%	1.94
GNMA interest-only(3)	61,659	(2)	593	638	Internal model, third-party inputs	4.44%	3.60
Agency securities(1)	562		566	571	Internal model, third-party inputs	1.59%	0.83
GNMA permanent securities(1)	23,840		23,937	24,342	Internal model, third-party inputs	3.54%	0.95
Provision for current expected credit reserves	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	2,831,140		2,811,141	2,715,876	Discounted Cash Flow(4)	6.03%	1.5
Allowance for current expected credit reserves	N/A		(33,635)	(33,635)	(5)	N/A	N/A
Mortgage loan receivables held for sale	37,473		37,513	38,114	Internal model, third-party inputs(6)	3.89%	9.26
FHLB stock(7)	11,835		11,835	11,835	(7)	3.00%	N/A
Nonhedge derivatives(1)(8)	199,121		207	207	Counterparty quotations	N/A	0.36

Liabilities:
Repurchase agreements - short-term	368,172		368,172	368,172	Discounted Cash Flow(9)	0.93%	0.12
Repurchase agreements - long-term	68,536		68,536	68,536	Discounted Cash Flow(10)	1.95%	1.23
Mortgage loan financing	720,130		723,319	740,108	Discounted Cash Flow(10)	4.83%	3.5
Secured financing facility	154,450		154,450	154,450	Discounted Cash Flow(9)	10.75%	1.60
CLO debt	557,932		557,932	557,932	Discounted Cash Flow(10)	2.08%	15.53
Borrowings from the FHLB	263,000		263,000	263,535	Discounted Cash Flow	0.95%	2.20
Senior unsecured notes	1,649,794		1,630,294	1,655,071	Internal model, third-party inputs	4.66%	6.74

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2021 and December 31, 2020 ($ in thousands):

September 30, 2021

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$673,793		$—	$—	$670,911	$670,911
CMBS interest-only(1)	1,315,413	(2)	—	—	16,721	16,721
GNMA interest-only(3)	61,659	(2)	—	—	638	638
Agency securities(1)	562		—	—	571	571
GNMA permanent securities(1)	23,840		—	—	24,342	24,342
Nonhedge derivatives(4)	199,121		—	207	—	207
			$—	$207	$713,183	$713,390

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost	$2,831,140		$—	$—	$2,715,876	$2,715,876
Allowance for current expected credit losses	N/A		—	—	(33,635)	(33,635)
Mortgage loan receivable held for sale	37,473		—	—	38,114	38,114
CMBS(5)	11,439		—	—	11,004	11,004
CMBS interest-only(5)	10,482		—	—	571	571
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
FHLB stock	11,835		—	—	11,835	11,835
			$—	$—	$2,743,745	$2,743,745
Liabilities:
Repurchase agreements - short-term	368,172		$—	$—	$368,172	$368,172
Repurchase agreements - long-term	68,536		—	—	68,536	68,536
Mortgage loan financing	720,130		—	—	740,108	740,108
Secured financing facility	154,450		—	—	154,450	154,450
CLO debt	557,932		—	—	557,932	557,932
Borrowings from the FHLB	263,000		—	—	263,535	263,535
Senior unsecured notes	1,649,794		—	—	1,655,071	1,655,071
			$—	$—	$3,807,804	$3,807,804

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2021 and 2020 ($ in thousands):

	Nine Months Ended September 30,
Level 3	2021	2020
Balance at January 1,	$1,046,569	$1,695,913
Transfer from level 2	—	—
Purchases	164,523	438,707
Sales	(364,959)	(551,676)
Paydowns/maturities	(135,733)	(94,659)
Amortization of premium/discount	(5,388)	(6,406)
Unrealized gain/(loss)	7,292	(32,959)
Realized gain/(loss) on sale(1)	879	(13,075)
Balance at September 30,	$713,183	$1,435,845

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$670,911		Discounted cash flow	Yield (4)	(0.46)%	1.65%	13.77%
				Duration (years)(5)	0	2.05	8.59
CMBS interest-only(1)	16,721	(2)	Discounted cash flow	Yield (4)	0.50%	2.86%	4.89%
				Duration (years)(5)	0.11	1.78	2.72
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	638	(2)	Discounted cash flow	Yield (4)	(6.12)%	11.33%	99.08%
				Duration (years)(5)	0	2.68	5.70
				Prepayment speed (CPJ)(5)	5.00	17.37	35.00
Agency securities(1)	571		Discounted cash flow	Yield (4)	0.55%	0.65%	1.4%
				Duration (years)(5)	0	0.63	0.72
GNMA permanent securities(1)	24,342		Discounted cash flow	Yield (4)	2.58%	3.44%	3.62%
				Duration (years)(5)	1.6	3.19	3.23
Total	$713,183

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
Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $1.1 million for the three months ended September 30, 2021 and there was no current income tax expense (benefit) for the nine months ended September 30, 2021. Current income tax expense (benefit) was $3.1 million and $(11.9) million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company’s net deferred tax assets (liabilities) were $(0.7) million and $(2.0) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.3) million and $(3.1) million for the three months ended September 30, 2021, and September 30, 2020 respectively. There was $(1.3) million deferred income tax expense (benefit) for the nine months ended September 30, 2021, and $6.8 million for the nine months ended September 30, 2020. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2021, the Company had a deferred tax asset of $4.7 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of September 30, 2021, the Company had $1.5 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2021, the tax years 2017-2020 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company is currently under New York City audit for tax years 2012-2013. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

The primary impact of applying ASC Topic 842 was the initial recognition of a $3.5 million lease liability and a $3.3 million right of use asset (including previously accrued straight line rent) on the Company’s consolidated financial statements, for leases classified as operating leases under ASC Topic 840, primarily for the Company’s corporate headquarters and other identified leases. As of September 30, 2021, the Company had a $1.3 million lease liability and a $1.4 million right-of-use asset on its consolidated balance sheets found within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $1.5 million and $3.7 million for the three and nine months ended September 30, 2021 and $1.7 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of September 30, 2021, the Company’s off-balance sheet arrangements consisted of $319.9 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 57% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, the Company’s off-balance sheet arrangements consisted of $148.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower. These commitments are not reflected on the consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision makers reviews and manages the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS, U.S. Agency securities, corporate bonds and equity securities. The real estate segment includes net leased properties, office buildings, student housing portfolios, hotels, industrial buildings, a shopping center and condominium units. Corporate/other includes certain of the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended September 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$42,605	$3,324	$—	$306	$46,235
Interest expense	(13,029)	(528)	(8,866)	(26,916)	(49,339)
Net interest income (expense)	29,576	2,796	(8,866)	(26,610)	(3,104)
Provision for (release of) loan loss reserves	2,364		—	—	2,364
Net interest income (expense) after provision for (release of) loan reserves	31,940	2,796	(8,866)	(26,610)	(740)

Real estate operating income	—	—	26,603	—	26,603
Sale of loans, net	3,309	—	(16)	—	3,293
Realized gain (loss) on securities	—	285	—	—	285
Unrealized gain (loss) on Agency interest-only securities	—	(19)	—	—	(19)
Realized gain on sale of real estate, net	—		17,766	—	17,766
Fee and other income	2,581	—	1	105	2,687
Net result from derivative transactions	(256)	334	(3)	—	75
Earnings (loss) from investment in unconsolidated joint ventures	97	—	436	—	533
Total other income (loss)	5,731	600	44,787	105	51,223

Salaries and employee benefits	—	—	—	(9,425)	(9,425)
Operating expenses(3)	40	—	—	(4,458)	(4,418)
Real estate operating expenses	—	—	(6,962)	—	(6,962)
Fee expense	(452)	(52)	(464)	(670)	(1,638)
Depreciation and amortization	—	—	(9,296)	(24)	(9,320)
Total costs and expenses	(412)	(52)	(16,722)	(14,577)	(31,763)

Income tax (expense) benefit	—	—	—	212	212
Segment profit (loss)	$37,259	$3,344	$19,199	$(40,870)	$18,932

Total assets as of September 30, 2021	$2,815,019	$724,737	$940,440	$935,844	$5,416,040

Three months ended September 30, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$48,349	$6,189	$1	$82	$54,621
Interest expense	(16,319)	(4,535)	(10,221)	(25,323)	(56,398)
Net interest income (expense)	32,030	1,654	(10,220)	(25,241)	(1,777)
Provision for (release of) loan loss reserves	2,512	—	—	—	2,512
Net interest income (expense) after provision for (release of) loan reserves	34,542	1,654	(10,220)	(25,241)	735

Real estate operating income	—	—	25,464	—	25,464
Sale of loans, net	1,127	—	—	—	1,127
Realized gain (loss) on securities	—	(303)	—	—	(303)
Unrealized gain (loss) on Agency interest-only securities	—	9	—	—	9
Realized gain on sale of real estate, net	—	—	21,588	—	21,588
Fee and other income	2,515	—	—	536	3,051
Net result from derivative transactions	165	95	—	—	260
Earnings (loss) from investment in unconsolidated joint ventures	—	—	447	—	447
Gain (loss) on extinguishment of debt	—	—	—	1,167	1,167
Total other income (loss)	3,807	(199)	47,499	1,703	52,810

Salaries and employee benefits	—	—	—	(7,858)	(7,858)
Operating expenses(3)	—	—	—	(3,938)	(3,938)
Real estate operating expenses	—	—	(8,060)	—	(8,060)
Fee expense	(2,465)	(50)	39	—	(2,476)
Depreciation and amortization	—	—	(9,792)	(25)	(9,817)
Total costs and expenses	(2,465)	(50)	(17,813)	(11,821)	(32,149)

Income tax (expense) benefit	—	—	—	(14)	(14)
Segment profit (loss)	$35,884	$1,405	$19,466	$(35,373)	$21,382

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,304	$5,881,229

Nine months ended September 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$112,750	$9,773	$1	$575	123,099
Interest expense	(40,786)	(1,917)	(27,595)	(70,240)	(140,538)
Net interest income (expense)	71,964	7,857	(27,594)	(69,665)	(17,439)
Provision for (release of) loan loss reserves	6,950	—	—	—	6,950
Net interest income (expense) after provision for (release of) loan reserves	78,914	7,857	(27,594)	(69,665)	(10,489)

Real estate operating income	—	—	77,320	—	77,320
Sale of loans, net	6,701	—	(16)	—	6,685
Realized gain (loss) on securities	—	879	—	—	879
Unrealized gain (loss) on Agency interest-only securities	—	(87)	—	—	(87)
Realized gain on sale of real estate, net	—	—	37,155	—	37,155
Fee and other income	7,845	—	48	529	8,422
Net result from derivative transactions	(5)	1,010	(3)	—	1,002
Earnings (loss) from investment in unconsolidated joint ventures	315	—	891	—	1,206
Total other income (loss)	14,856	1,802	115,395	529	132,582

Salaries and employee benefits	—	—	—	(27,436)	(27,436)
Operating expenses(3)	78	—	—	(12,953)	(12,875)
Real estate operating expenses	—	—	(19,518)	—	(19,518)
Fee expense	(2,704)	(163)	(1,605)	(959)	(5,431)
Depreciation and amortization	—	—	(28,246)	(74)	(28,320)
Total costs and expenses	(2,626)	(163)	(49,369)	(41,422)	(93,580)

Income tax (expense) benefit	—	—	—	1,308	1,308
Segment profit (loss)	$91,144	$9,496	$38,432	$(109,250)	$29,821

Total assets as of September 30, 2021	$2,815,019	$724,737	$940,440	$935,844	$5,416,040

Nine months ended September 30, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$160,896	$27,228	$11	$1,171	$189,306
Interest expense	(32,921)	(19,090)	(30,213)	(94,001)	(176,225)
Net interest income (expense)	127,975	8,138	(30,202)	(92,830)	13,081
Provision for (release of) loan loss reserves	(23,343)	3	—	—	(23,340)
Net interest income (expense) after provision for (release of) loan reserves	104,632	8,141	(30,202)	(92,830)	(10,259)

Operating lease income	—	—	75,565	—	75,565
Sale of loans, net	1,387	—	—	—	1,387
Realized gain (loss) on securities	—	(12,089)	—	—	(12,089)
Unrealized gain (loss) on equity securities	—	(132)	—	—	(132)
Unrealized gain (loss) on Agency interest-only securities	—	183	—	—	183
Realized gain on sale of real estate, net	—	—	32,116	—	32,116
Fee and other income	6,368	403	25	1,279	8,075
Net result from derivative transactions	(11,774)	(4,214)	—	—	(15,988)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,359	—	1,359
Gain (loss) on extinguishment of debt	—	—	—	22,244	22,244
Total other income (loss)	(4,019)	(15,849)	109,065	23,523	112,720

Salaries and employee benefits	—	—	—	(31,880)	(31,880)
Operating expenses(3)	—	—	—	(15,957)	(15,957)
Real estate operating expenses	—	—	(22,041)	—	(22,041)
Fee expense	(5,129)	(183)	(580)	—	(5,892)
Depreciation and amortization	—	—	(29,568)	(74)	(29,642)
Total costs and expenses	(5,129)	(183)	(52,189)	(47,911)	(105,412)

Income tax (expense) benefit	—	—	—	5,078	5,078
Segment profit (loss)	$95,484	$(7,891)	$26,674	$(112,140)	$2,127

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,304	$5,881,229

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $26.1 million and $46.3 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $11.8 million and $31.0 million as of September 30, 2021 and December 31, 2020, respectively, and the Company’s senior unsecured notes of $1.6 billion as of September 30, 2021 and December 31, 2020.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $27.2 billion of commercial real estate loans from our inception through September 30, 2021. During this timeframe, we also acquired $12.8 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.9 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2021, we originated $16.8 billion of conduit loans, of which $16.7 billion was sold into 70 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2021, we had $5.4 billion in total assets and $1.5 billion of total equity. Our assets primarily included $2.8 billion of loans, $0.7 billion of securities, $0.9 billion of real estate, and $0.8 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured debt, non-recourse, non-mark-to-market securitizations and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our initial public offering (“IPO”) in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2021, our management team and directors held interests in our Company comprising 10.3% of our total equity. On average, our management team members have 25 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of September 30, 2021, we employed 64 full-time industry professionals.

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

	September 30, 2021		December 31, 2020
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$2,709,338	50.0%	$2,232,749	37.9%
Other commercial real estate-related loans	101,803	1.9%	121,310	2.1%
Allowance for credit losses	(33,635)	(0.6)%	(41,507)	(0.7)%
Total balance sheet loans	2,777,506	51.3%	2,312,552	39.3%
Conduit first mortgage loans	37,513	0.7%	30,518	0.5%
Total loans	2,815,019	52.0%	2,343,070	39.8%
Securities
CMBS investments	699,206	12.9%	1,025,514	17.4%
U.S. Agency securities investments	25,551	0.5%	32,804	0.6%
Allowance for current expected credit losses	(20)	—%	(20)	—%
Total securities	724,737	13.4%	1,058,298	18.0%
Real Estate
Real estate and related lease intangibles, net	914,359	16.9%	985,304	16.8%
Total real estate	914,359	16.9%	985,304	16.8%
Other Investments
Investments in and advances to unconsolidated joint ventures	26,081	0.5%	46,253	0.8%
Total other investments	26,081	0.5%	46,253	0.8%
Total investments	4,480,196	82.9%	4,432,925	75.9%
Cash, cash equivalents and restricted cash	843,532	15.6%	1,284,284	21.8%
Other assets	92,312	1.7%	164,020	2.8%
Total assets	$5,416,040	100%	$5,881,229	100%

The unique nature of COVID-19 has had a broad impact on commercial real estate, specifically the hotel and retail sectors. Loans on hotel and retail properties comprised approximately 11.4% and 8.6%, respectively, of our loan portfolio at September 30, 2021. Hotel and retail properties comprised approximately 6.0% and 48.0%, respectively, of our real estate portfolio at September 30, 2020; however, the majority of our retail properties are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We are in regular communication with our borrowers and tenants and are closely monitoring property performance.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2021, we held a portfolio of 105 balance sheet first mortgage loans with an aggregate book value of $2.7 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.2% at September 30, 2021.

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

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of September 30, 2021, we held a portfolio of 21 other commercial real estate-related loans with an aggregate book value of $101.8 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 68.2% at September 30, 2021.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of September 30, 2021, we held four first mortgage loans that were available for contribution into a securitization with an aggregate book value of $37.5 million. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.6% at September 30, 2021. The Company holds these conduit loans in its taxable REIT subsidiary (“TRS”).

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of September 30, 2021 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate.

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

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions. At the onset of the COVID-19 pandemic in March 2020, there was a significant decrease in liquidity and trading activity for the real estate securities we own. During the three months ended September 30, 2021, liquidity and trading activity continued to return to the market and the value of our securities portfolio as of September 30, 2021 had an unrealized mark-to-market gain of $7.3 million.

As of September 30, 2021, the estimated fair value of our portfolio of CMBS investments totaled $699.2 million in 84 CUSIPs ($8.3 million average investment per CUSIP). As of September 30, 2021, included in the $699.2 million of CMBS securities are $11.6 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of September 30, 2021:

In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2021, our CMBS investments had a weighted average duration of 2.2 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2021, by property count and market value, respectively, 59.1% and 76.0% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 8.2% and 46.4%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 7% by property count and 0.1% to 9.0% by market value.

Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2021, we owned 163 single tenant net leased properties with an aggregate book value of $612.8 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2021, our net leased properties comprised a total of 5.2 million square feet, 100% leased with an average age since construction of 16.5 years and a weighted average remaining lease term of 10.8 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended September 30, 2021, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of September 30, 2021, we owned 61 diversified commercial real estate properties throughout the U.S. During the three months ended September 30, 2021, we collected approximately 99.1% of rent on these properties.

The following charts summarize the composition of our real estate investments as of September 30, 2021:

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

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2021, Grace Lake LLC owned an office building campus with a carrying value of $50.0 million, which is net of accumulated depreciation of $40.1 million, that is financed by $59.5 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2021, the book value of our investment in Grace Lake LLC was $5.1 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY. 24 Second Avenue consists of residential condominium units and one commercial condominium unit. As of September 30, 2021, 24 Second Avenue had sold 28 residential condominium units for $79.5 million in sales proceeds. As of September 30, 2021, the Company had no remaining additional capital commitment to 24 Second Avenue and the book value of the Company’s investment in 24 Second Avenue was $21.0 million.

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

Unsecured Corporate Bonds

As of September 30, 2021, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”). During the nine months ended September 30, 2021, the Company redeemed in full its remaining $146.7 million 5.875% Senior Notes due 2021 and its remaining $465.9 million 5.25% Senior Notes due 2022.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2021.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of September 30, 2021, the Company had $146.9 million of borrowings outstanding, with an additional $1.1 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Collateralized Loan Obligation (“CLO”) Debt

On April 27, 2020, a consolidated subsidiary of the Company completed a private single-investor CLO transaction with a major U.S. bank which generated $310.2 million of gross proceeds to Ladder, financing $481.3 million of loans (“Contributed Loans”) at a 64.5% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained a 35.5% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO. The CLO is a Variable Interest Entity (“VIE”) and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

On July 13, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

As of September 30, 2021, the Company had $557.9 million of matched term, non-mark-to-market and non-recourse basis CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $5.1 million were included in CLO debt as of September 30, 2021.

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2021, the Company had $52.3 million borrowings outstanding, with an additional $805.4 million of committed financing available.

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

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of February 2025. The amendment also provided for a reduction in the interest rate to one-month LIBOR plus 3.00% on Eurodollar advances upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of September 30, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - FHLB financing” for further information. As of September 30, 2021, Tuebor had $263.0 million of borrowings outstanding from the FHLB, with terms of overnight to 3.0 years, interest rates of 0.35% to 2.74%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of September 30, 2021, collateral for the borrowings was comprised of $241.4 million of CMBS and U.S. Agency securities, and $52.6 million of cash collateral.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2021, we did not execute any term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2021-2030 and total $723.4 million as of September 30, 2021. These long-term non-recourse mortgages include net unamortized premiums of $3.3 million at September 30, 2021, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.0 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2021. The loans are collateralized by real estate and related lease intangibles, net, of $863.6 million as of September 30, 2021.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $9.3 million remains. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of September 30, 2021, the Company had $154.5 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net unamortized debt issuance costs of $3.2 million and a $3.5 million unamortized discount related to the Purchase Right.

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

We are in compliance with all covenants as described in the Company’s Annual Report as of December 31, 2020 and as of September 30, 2021.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is presented below.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended September 30,		2021 vs
	2021	2020	2020
Net interest income
Interest income	$46,235	$54,621	$(8,386)
Interest expense	49,339	56,398	(7,059)
Net interest income	(3,104)	(1,777)	(1,327)
Provision for (release of) loan loss reserves	(2,364)	(2,512)	148
Net interest income (expense) after provision for (release of) loan losses	(740)	735	(1,475)
Other income (loss)
Real estate operating income	26,603	25,464	1,139
Sale of loans, net	3,293	1,127	2,166
Realized gain (loss) on securities	285	(303)	588
Unrealized gain (loss) on Agency interest-only securities	(19)	9	(28)
Realized gain (loss) on sale of real estate, net	17,766	21,588	(3,822)
Fee and other income	2,687	3,051	(364)
Net result from derivative transactions	75	260	(185)
Earnings (loss) from investment in unconsolidated joint ventures	533	447	86
Gain (loss) on extinguishment of debt	—	1,167	(1,167)
Total other income (loss)	51,223	52,810	(1,587)
Costs and expenses
Salaries and employee benefits	9,425	7,858	1,567
Operating expenses	4,418	3,938	480
Real estate operating expenses	6,962	8,060	(1,098)
Fee expense	1,638	2,476	(838)
Depreciation and amortization	9,320	9,817	(497)
Total costs and expenses	31,763	32,149	(386)
Income (loss) before taxes	18,720	21,396	(2,676)
Income tax expense (benefit)	(212)	14	(226)
Net income (loss)	$18,932	$21,382	$(2,450)

Investment Overview

Activity for the three months ended September 30, 2021 included funding of $546.9 million in principal value of commercial mortgage loans, which was offset by $75.5 million of sales and $219.6 million of principal repayments. We purchased $63.2 million of securities, sold $25.7 million and had $29.6 million of amortization in the portfolio, which contributed to a net increase in our securities portfolio of $5.6 million during the three months ended September 30, 2021. We also received proceeds from the sale of real estate of $64.2 million during the three months ended September 30, 2021.

Activity for the three months ended September 30, 2020 included originating and funding of $8.9 million in principal value of commercial mortgage loans, which was partially offset by $63.5 million of sales and $229.3 million of principal repayments. We sold $34.0 million of securities and had $42.4 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $59.1 million during the three months ended September 30, 2020.

Operating Overview

Net income (loss) totaled $18.9 million for the three months ended September 30, 2021, compared to $21.4 million for the three months ended September 30, 2020. The most significant drivers of the $2.5 million decrease are as follows:
•a decrease in total other income (loss) of $1.6 million, primarily as a result of a $3.8 million decrease in realized gain on sale of real estate, net, a $0.2 million decrease in net results from derivative transactions, and a $1.2 million decrease in gain (loss) on extinguishment of debt, partially offset by a $0.6 million increase in realized gain on sale of securities, net and a $2.2 million increase in sale of loans, net;

•a decrease in net interest income after provision for loan losses of $1.5 million, primarily as a result of the $8.4 million decrease in interest income and the $7.1 million decrease in interest expense;

•a decrease in total costs and expenses of $0.4 million compared to the prior year, primarily as a result of a $1.1 million decrease in real estate operating expenses, a $0.5 million decrease in depreciation and amortization, and a $0.8 million decrease in fee expense, partially offset by a $0.5 million increase in operating expenses and a $1.6 million increase in salaries and employee benefits; and

•a decrease in income tax expense (benefit) of $0.2 million compared to the prior year, primarily attributable to an increase in allowable deductions due to current period income.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $18.7 million for the three months ended September 30, 2021, compared to $21.4 million for the three months ended September 30, 2020. The significant components of the $2.7 million decrease in income (loss) before taxes are described in the four bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $17.0 million for the three months ended September 30, 2021, compared to $19.7 million for the three months ended September 30, 2020. A significant component of the $2.7 million decrease in distributable earnings is the $9.2 million decrease in gain on sale of real estate, net, $1.3 million decrease in net interest income, which includes a $8.4 million decrease in interest income and a $7.1 million decrease in interest expense and $1.2 million decrease in gain on extinguishment/defeasance of debt. These decreases are partially offset by an increase of $4.1 million of net (income) loss attributable to noncontrolling interest in consolidated joint ventures, an increase of $2.5 million in sale of loans, net, a $1.1 million increase in operating lease income, a $1.6 million increase in net result from derivative transactions and $0.6 million increase on gain of securities.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $8.4 million decrease in interest income was primarily attributable to a decrease in our securities and loan portfolios. For the three months ended September 30, 2021, securities investments averaged $0.7 billion and loan investments averaged $2.7 billion. For the three months ended September 30, 2020, securities investments averaged $1.5 billion and loan investments averaged $2.9 billion. There was a $0.8 billion decrease in average securities investments, and a $0.2 billion decrease in average loan investments.

The $7.1 million decrease in interest expense was primarily attributable to the overall reduction in our loan and security repurchase line and revolving credit facility debt outstanding, given the reduction related to collateral and liquidity needs, partially offset by an increase in interest as a result of the 2029 Notes.

The $1.5 million decrease in net interest income after provision for loan losses was primarily attributable to the decrease in net interest income discussed above, the decrease in interest expense discussed above and the $0.1 million increase in provision for loan losses discussed below.

As of September 30, 2021, the weighted average yield on our mortgage loan receivables was 6.0%, compared to 6.8% as of September 30, 2020 as the weighted average yield on new loans originated or funded was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2021, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.7%, compared to 5.0% as of September 30, 2020. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2020 to September 30, 2021 was primarily due to higher borrowing rates on new sources of financing obtained during 2021. As of September 30, 2021, we had outstanding borrowings secured by our mortgage loan receivables equal to 30.5% of the carrying value of our mortgage loan receivables, compared to 33.5% as of September 30, 2020.

As of September 30, 2021, the weighted average yield on our real estate securities was 1.8%, compared to 1.6% as of September 30, 2020, primarily due to lower investment in floating rate CRE CLO securities as of September 30, 2021 compared to September 30, 2020. As of September 30, 2021, the weighted average interest rate on borrowings against our real estate securities was 0.8%, compared to 1.4% as of September 30, 2020. The decrease in the rate on borrowings against our real estate securities from September 30, 2020 to September 30, 2021 was primarily due to lower prevailing market borrowing rates as of September 30, 2021 compared to September 30, 2020. As of September 30, 2021, we had outstanding borrowings secured by our real estate securities equal to 76.3% of the carrying value of our real estate securities, compared to 73.6% as of September 30, 2020.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2021, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 5.0% as of September 30, 2020. As of September 30, 2021, we had outstanding borrowings secured by our real estate equal to 79.1% of the carrying value of our real estate, compared to 77.7% as of September 30, 2020.

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

The change of $(2.4) million during the three months ended September 30, 2021 is reflected as a decrease to provision for (release of) loan loss reserves of $(2.3) million, and a decrease in reserve on unfunded commitments of $(0.1) million during the three months ended September 30, 2021. These decreases are primarily due to the update of the macroeconomic assumptions used in the Company’s CECL evaluation in the current quarter. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

The change of $(2.5) million during the three months ended September 30, 2020 is reflected as a decrease of reserve to provision expense of $(2.0) million, and a decrease in reserve on unfunded commitments of $(0.5) million. These decreases are primarily due to the decrease in the size of our loan portfolio, offset by an update of the macroeconomic assumptions used in the Company’s CECL evaluation in the current quarter.

Real Estate Operating Income

The increase of $1.1 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19.

Sales of Loans, Net

Income (loss) from sales of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income from sales of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the three months ended September 30, 2021, we securitized six mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $72.2 million for a realized gain of $3.3 million. In the three months ended September 30, 2020, we sold/transferred eight loans with an aggregate outstanding principal balance of $60.3 million. We also sold one mortgage loan receivable held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $7.0 million during the three months ended September 30, 2020. During the three months ended September 30, 2021 and September 30, 2020 we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

We sold $25.7 million of securities for the three months ended September 30, 2021. We sold $34.0 million of securities for the three months ended September 30, 2020. The increase of $0.6 million in realized gain (loss) on securities is a result of more favorable security prices upon exit during the three months ended September 30, 2021 security sales as compared to the three months ended September 30, 2020 security sales. There were no other than temporary impairments on securities recorded for the three months ended September 30, 2021 and September 30, 2020.

Unrealized Gain (Loss) on Agency Interest-Only Securities

The negative change of $28.4 thousand in unrealized gain (loss) on Agency interest-only securities was due to changes in the fair value of the securities.

Realized Gain (Loss) on Sale of Real Estate, Net

The decrease of $3.8 million in realized gain (loss) on sale of real estate, net was a result of larger gains on the sale of three properties for the three months ended September 30, 2020 as compared to the sale of three properties for the three months ended September 30, 2021.

Fee and Other Income

We generate fee and other income from origination fees, exit fees and other fees on the loans we originate and in which we invest and dividend income on our investment in FHLB stock and equity securities. The $0.4 million decrease in fee and other income year-over-year was primarily due to a decrease in exit fees, origination fees and dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions represented a gain of $0.1 million for the three months ended September 30, 2021, which was comprised of an unrealized gain of $0.5 million and a realized loss of $0.4 million, compared to a gain of $0.3 million for the three months ended September 30, 2020, which was comprised of an unrealized gain of $0.1 million and a realized gain of $0.2 million, resulting in a negative change of $0.2 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earned against the impact of changes in interest rates. The gain in 2021 was primarily related to movement in interest rates during the three months ended September 30, 2021. The total net result from derivative transactions is composed of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings (loss) from our investment in Grace Lake LLC totaled $0.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures for further detail.

Gain (Loss) on Extinguishment/Defeasance of Debt

There was no gain (loss) on extinguishment/defeasance of debt for the three months ended September 30, 2021. There was a $1.2 million gain (loss) on extinguishment/defeasance of debt for the three months ended September 30, 2020. During the three months ended September 30, 2020, the Company retired $6.2 million of principal of the 2027 Notes for a repurchase price of $5.5 million, recognizing a $0.6 million net gain on extinguishment of debt after recognizing $(80.3) thousand of unamortized debt issuance costs associated with the retired debt, the Company retired $2.8 million of principal of the 2025 Notes for a repurchase price of $2.6 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(24.6) thousand of unamortized debt issuance costs associated with the retired debt, the Company retired $19.7 million of principal of the 2022 Notes for a repurchase price of $19.4 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(0.1) million of unamortized debt issuance costs associated with the retired debt and the Company retired $7.2 million of principal of the 2021 Notes for a repurchase price of $7.1 million, recognizing a $3.2 thousand net gain on extinguishment of debt after recognizing $(13.9) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits totaled $9.4 million for the three months ended September 30, 2021, compared to $7.9 million for the three months ended September 30, 2020. Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $1.6 million in compensation expense was due to an increase in bonus accrual offset by a decrease in salaries and other employee expenses and a decrease in equity based compensation as compared to the three months ended September 30, 2020.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase of $0.5 million was primarily related to an increase in professional and information technology fees during the three months ended September 30, 2021.

Real Estate Operating Expenses

The decrease of $1.1 million in real estate operating expenses is primarily due to property sales offset by increased hotel operations and the acquisition of real estate during the three months ended September 30, 2021.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.8 million in fee expense was primarily attributable to an increase in other professional fees, partially offset by a decrease in financing cost fees, legal fees paid for loan and real estate assets, and dead deal costs in the three months ended September 30, 2021.

Depreciation and Amortization

The $0.5 million decrease in depreciation and amortization was attributable to the sale of real estate in 2020 and 2021.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in income tax expense (benefit) of $0.2 million is primarily attributable to an increase in allowable deductions due to current period income.

Results of Operations

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine Months Ended September 30, 2021		2021 vs
	2021	2020	2020
Net interest income
Interest income	$123,099	$189,306	$(66,207)
Interest expense	140,538	176,225	(35,687)
Net interest income	(17,439)	13,081	(30,520)
Provision for (release of) loan loss reserves	(6,950)	23,340	(30,290)
Net interest income (expense) after provision for (release of) loan losses	(10,489)	(10,259)	(230)
Other income (loss)
Real estate operating income	77,320	75,565	1,755
Sale of loans, net	6,685	1,387	5,298
Realized gain (loss) on securities	879	(12,089)	12,968
Unrealized gain (loss) on equity securities	—	(132)	132
Unrealized gain (loss) on Agency interest-only securities	(87)	183	(270)
Realized gain (loss) on sale of real estate, net	37,155	32,116	5,039
Fee and other income	8,422	8,075	347
Net result from derivative transactions	1,002	(15,988)	16,990
Earnings (loss) from investment in unconsolidated joint ventures	1,206	1,359	(153)
Gain (loss) on extinguishment of debt	—	22,244	(22,244)
Total other income (loss)	132,582	112,720	19,862
Costs and expenses
Salaries and employee benefits	27,436	31,880	(4,444)
Operating expenses	12,875	15,957	(3,082)
Real estate operating expenses	19,518	22,041	(2,523)
Fee expense	5,431	5,892	(461)
Depreciation and amortization	28,320	29,642	(1,322)
Total costs and expenses	93,580	105,412	(11,832)
Income (loss) before taxes	28,513	(2,951)	31,464
Income tax expense (benefit)	(1,308)	(5,078)	3,770
Net income (loss)	$29,821	$2,127	$27,694

Investment Overview

Activity for the nine months ended September 30, 2021 included originating and funding $1.4 billion in principal value of commercial mortgage loans, which was offset by $173.2 million of sales and $752.6 million of principal repayments. We acquired $164.5 million of new securities, which was offset by $365.0 million of sales and $135.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $333.6 million during the nine months ended September 30, 2021. We also invested $64.2 million in real estate, which included $43.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $146.7 million.

Activity for the nine months ended September 30, 2020 included originating and funding $556.1 million in principal value of commercial mortgage loans, which was offset by $484.7 million of sales and $675.7 million of principal repayments. We acquired $439.4 million of new securities, which was partially offset by $566.2 million of sales and $95.2 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $273.7 million during the nine months ended September 30, 2020. We also invested $31.7 million in real estate, which included $25.4 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $94.2 million.

Operating Overview

Net income (loss) totaled $29.8 million for the nine months ended September 30, 2021, compared to $2.1 million for the nine months ended September 30, 2020. The most significant drivers of the $27.7 million increase are as follows:

•an increase in total other income (loss) of $19.9 million, primarily as a result of a $17.0 million increase in net results from derivative transactions, a $13.0 million increase as a result of realized gain on securities, a $5.0 million increase in realized gain on sale of real estate, net, and an increase of $5.3 million in sales of loans, partially offset by a decrease of $22.2 million of gain on extinguishment of debt;

•a decrease in total costs and expenses of $11.8 million compared to the prior year, primarily attributable to a $4.4 million decrease in salaries and employee benefit, a $3.1 million increase in operating expenses and a $2.5 million decrease in real estate operating expenses;

•a decrease in net interest income after provision for loan losses of $0.2 million, as a result of the $66.2 million decrease in interest income and a $35.7 million decrease in interest expense, offset by a $30.3 million decrease in provision for loan loss reserves as a result of a release of provision as compared to the initial adoption of and recording of provision expense in connection with CECL for the nine months ended September 30, 2020; and

•a ($3.8 million) decrease in income tax expense (benefit) compared to the prior year is primarily related to an increase in income due to decreased interest expense as well as a decrease to hedging losses in 2021.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $28.5 million for the nine months ended September 30, 2021, compared to $(3.0) million for the nine months ended September 30, 2020. The significant components of the $31.5 million increase in income before taxes are described in the first four bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $33.6 million for the nine months ended September 30, 2021, compared to $46.4 million for the nine months ended September 30, 2020. The significant components of the $12.8 million decrease in distributable earnings are a decrease of $22.5 million in net interest income after provision for loan losses, an increase in total other income (loss) of $0.6 million, primarily as a result of an increase of $13.0 million of realized gain (loss) on securities, an increase of $6.9 million in sale of loans, net, an increase of $5.5 million in net results from derivative transactions, and an increase of $1.8 million in operating lease income partially offset by a decrease of $22.2 million in gain (loss) on extinguishment of debt and a decrease of $4.6 million in sale of real estate, net. In addition, total costs and expenses decreased by $4.2 million primarily as a result of a decrease of $3.1 million in operating expenses and a decrease of $2.5 million to real estate operating expenses partially offset by an increase of $3.2 million in salaries and employee benefits.

Our results of operations in the second quarter of 2020 were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the highly volatile market conditions that occurred due to the COVID-19 pandemic. The actions taken by management had multiple impacts on distributable earnings for the three months ended June 30, 2020. In late March of 2020, as the COVID-19 crisis continued to unfold, the ability of repurchase financing counterparties to determine the value of collateral in the form of CMBS was impaired as trading volumes in the commercial real estate (“CRE”) securities market were at depressed levels characterized by very few buyers and very few, typically distressed, sellers. As a result, the Company received margin calls on its securities repurchase financing, all of which were successfully satisfied by the Company in cash in a timely manner. Management and the board of directors, as stockholders owning over 10% of the Company and as accountable stewards of all stockholders’ capital, elected to strategically position the Company for potential long-term volatility due to the COVID-19 pandemic. The Company therefore took decisive defensive actions, including halting new investment activity, selling performing loans and highly rated securities, paying down debt, including mark-to-market debt that was otherwise not due, as well as hiring professional service firms. These actions were significant strategic shifts to position the Company defensively against highly volatile market conditions caused by the COVID-19 pandemic.

The financial impact of such actions aggregated to a $16.9 million net reduction to distributable earnings for the three months ended June 30, 2020. The reduction included $34.5 million of losses comprised of (i) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net; (ii) $15.4 million of losses from sales of CMBS; (iii) $3.7 million of losses from conduit loan sales; (iv) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense; (v) $2.1 million of professional fee expenses included in operating expenses primarily for advisory fees related to increasing liquidity and paying down debt with $20 thousand in fees related to employee health and safety, compliance with local, state and national guidelines, and head count reduction; and (vi) $0.2 million of severance costs included in salaries and employee benefits. The losses were partially offset by (vii) $19.0 million of gains from the repurchase of, and extinguishment of, unsecured corporate bond debt at a discount from par, net of (viii) $1.5 million of accelerated premium amortization included in interest expense.

See “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $66.2 million decrease in interest income was primarily attributable to a decrease in our securities and loan portfolios due to paydowns and sales with lower prevailing LIBOR rates. For the nine months ended September 30, 2021, securities investments averaged $0.8 billion and loan investments averaged $2.3 billion. For the nine months ended September 30, 2020, securities investments averaged $1.7 billion and loan investments averaged $3.2 billion. There was a $0.9 billion decrease in average securities, and a $0.9 billion decrease in average loan investments.

The $35.7 million decrease in interest expense is primarily due to the decrease in financing from repurchase facilities, the FHLB, and our revolving credit facility as a result of a decrease in the debt outstanding and a reduction in mortgage loan financing interest expense as a result of paydowns.

The decrease in net interest income before provision for loan losses of $30.5 million is explained in the paragraphs above.

As of September 30, 2021, the weighted average yield on our mortgage loan receivables was 6.0%, compared to 6.8% as of September 30, 2020 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of September 30, 2021, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.7%, compared to 5.0% as of September 30, 2020. The decrease in the rate on borrowings against our mortgage loan receivables from September 30, 2020 to September 30, 2021 was primarily due to the utilization of new sources of financing at lower borrowing rates obtained and held during the three and nine months ended September 30, 2021. As of September 30, 2021, we had outstanding borrowings secured by our mortgage loan receivables equal to 30.5% of the carrying value of our mortgage loan receivables, compared to 33.5% as of September 30, 2020.

As of September 30, 2021, the weighted average yield on our real estate securities was 1.8%, compared to 1.6% as of September 30, 2020, primarily due to a reduced position in floating rate CRE CLO securities as of September 30, 2021 compared to September 30, 2020. As of September 30, 2021, the weighted average interest rate on borrowings against our real estate securities was 0.8%, compared to 1.4% as of September 30, 2020. The decrease in the rate on borrowings against our real estate securities from September 30, 2020 to September 30, 2021 was primarily due to lower prevailing market borrowing rates as of September 30, 2021 compared to September 30, 2020. As of September 30, 2021, we had outstanding borrowings secured by our real estate securities equal to 76.3% of the carrying value of our real estate securities, compared to 73.6% as of September 30, 2020.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2021, the weighted average interest rate on mortgage borrowings against our real estate was 4.8%, compared to 5.0% as of September 30, 2020. As of September 30, 2021, we had outstanding borrowings secured by our real estate equal to 79.1% of the carrying value of our real estate, compared to 77.7% as of September 30, 2020.

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

The total change in reserve for provision for the nine months ended September 30, 2021 was a release of $7.0 million. The release represents a decline in the general reserve of loans held for investment of $6.8 million and the release on unfunded loan commitments of $0.2 million. The release during the year is primarily due to an improvement in macroeconomic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements. The total change in reserve for provision for the nine months ended September 30, 2020 was an addition of $15.3 million. The increase represents an increase in the general reserve of loans held for investment of $15.6 million decrease of $0.3 million for unfunded loan commitments primarily as a result of the use of a recessionary macroeconomic scenario.

Real Estate Operating Income

The increase of $1.8 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2021, we sold/transferred eight loans with an aggregate outstanding principal balance of $119.9 million resulting in a gain of $6.7 million. During the nine months ended September 30, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2020, we sold/transferred 30 loans with an aggregate outstanding principal balance of $313.7 million. During the nine months ended September 30, 2020, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized gain (loss) on securities for the nine months ended September 30, 2021 was $0.9 million compared to a realized loss of $(12.1) million for September 30, 2020, which resulted in a net positive change of $13.0 million. For the nine months ended September 30, 2021, we sold $365.0 million of securities, comprised of $359.0 million of CMBS and $6.0 million of Agency securities. For the nine months ended September 30, 2020, we sold $566.2 million of securities, comprised of $547.7 million of CMBS, $4.0 million of corporate bonds and $14.5 million of equity securities. Other than temporary impairments on securities of $(0.1) million are included in realized gain (loss) on securities for the nine months ended September 30, 2021, compared to $(0.3) million for the nine months ended September 30, 2020.

Unrealized Gain (Loss) on Equity Securities

The Company had no equity security activity during the nine months ended September 30, 2021, compared to unrealized gain (loss) of $(0.1) million for the nine months ended September 30, 2020. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $5.0 million in realized gain (loss) on the sale of real estate. The increase was primarily as a result of the sale of three retail properties for $33.2 million and one apartment property for $4.0 million which resulted in a $37.2 million gain (loss) for the nine months ended September 30, 2021. The realized gain (loss) of $32.1 million for the nine months ended September 30, 2020 consisted primarily of gains on the sale of ten diversified commercial real estate properties and one net lease property of $27.7 million and $4.4 million, respectively.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, and dividend income on our equity securities. The $0.3 million increase in fee and other income year-over-year was primarily due to a increase in exit fees, offset by a decrease in origination fees and dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.0 million is composed of a realized gain of $1.2 million and an unrealized loss of $0.2 million for the nine months ended September 30, 2021, compared to a loss of $16.0 million for the nine months ended September 30, 2020, which was comprised of an unrealized loss of $0.1 million and a realized loss of $15.9 million resulting in a positive change of $17.0 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2021 was primarily related to movement in interest rates during the nine months ended September 30, 2021. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $1.1 million, and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.1 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further detail.

Gain (Loss) on Extinguishment

We had no gain (loss) on extinguishment/defeasance of debt for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company redeemed $146.7 million of principal of the 2021 Notes at par and $465.9 million of principal of the 2022 Notes at par. Gain (loss) on extinguishment/defeasance of debt totaled $22.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt, the Company retired $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt and, the Company retired $14.9 million of principal of the 2021 Notes for a repurchase price of $14.6 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(34.0) thousand of unamortized debt issuance costs associated with the retired debt.

Salaries and Employee Benefits

Salaries and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $4.4 million in compensation expense was primarily attributable to a reduction in compensation expense resulting from the timing of the payment of equity based compensation for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 along with a reduction in head count for September 30, 2021 as compared to September 30, 2020.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $3.1 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The decrease of $2.5 million is primarily the result of real estate sales throughout 2020.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $0.5 million in fee expense was primarily attributable to decreased servicer fees as a result of a decrease in the loan portfolio.

Depreciation and Amortization

The $1.3 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales or acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in benefit of $3.8 million is primarily a result of an increase in income due to decreased interest expense as well as a decrease to hedging losses in 2021.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $843.5 million at September 30, 2021, of which $758.1 million was unrestricted cash and cash equivalents and $85.5 million was restricted cash. We held cash and cash equivalents of $1.3 billion and restricted cash of $29.9 million as of December 31, 2020. As the COVID-19 crisis evolved, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$25,863	$88,009
Net cash provided by (used in) investing activities	67,320	690,478
Net cash provided by (used in) financing activities	(533,935)	(216,497)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(440,752)	$561,990

We experienced a net decrease in cash, cash equivalents and restricted cash of $(440.8) million for the nine months ended September 30, 2021 reflecting cash used in operating activities of $25.9 million, cash provided by investing activities of $67.3 million and cash used in finance activities of $(533.9) million.

Net cash provided by operating activities of $25.9 million was primarily driven by $(127.0) million of originations of mortgage loans held for sale and $(37.2) million of realized gain on sale of real estate, partially offset by $126.6 million of proceeds from sales of mortgage loans held for sale and depreciation and amortization of $28.3 million.

Net cash provided by investing activities of $67.3 million was driven by $797.8 million of repayment from mortgage loan receivables, $365.0 million of proceeds from sale of real estate securities, $135.8 million in repayments on securities, $135.1 million proceeds from the sale of real estate, and $46.6 million of proceeds from the sale of mortgage loan receivables held for investment, partially offset by $(1.3) billion of origination of mortgage loans held for investment, $(143.9) million in purchases of real estate securities, and $(20.5) million in purchases of real estate.

Net cash used in financing activities of $(533.9) million was primarily as a result of net borrowings of $(442.8) million, $(75.9) million of dividends payments, $(2.8) million in deferred financing costs, $(8.9) million in purchase of treasury shares, and $(4.5) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock.

We experienced a net increase in cash, cash equivalents and restricted cash of $562.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we received (i) $568.5 million of proceeds from repayment of mortgage loans receivable, (ii) $484.7 million of proceeds from the sales of loans, (iii) $566.5 million of proceeds from the sales of real estate securities, (iv) $105.4 million of repayment of real estate securities and (v) $(85.0) million net borrowings under debt obligations.

Unencumbered Assets

As of September 30, 2021, we held unencumbered cash of $0.8 billion, unencumbered loans of $1.5 billion, unencumbered securities of $130.4 million, unencumbered real estate of $70.8 million and $337.5 million of other assets not secured by any portion of secured indebtedness.

Stock Repurchases

On August, 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization voided the remaining unused buyback capacity per the October 30, 2014 authorization, and increased the remaining authorization at the time of $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2021, the Company has a remaining amount available for repurchase of $44.2 million, which represents 3.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.05 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $797.9 million for the nine months ended September 30, 2021 and $568.5 million for the nine months ended September 30, 2020. Repayment of real estate securities provided net cash of $135.8 million for the nine months ended September 30, 2021 and $105.4 million for the nine months ended September 30, 2020.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $173.2 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2021 and $484.7 million of sales of mortgage loans for the nine months ended September 30, 2020.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $365.0 million for the nine months ended September 30, 2021 and $566.5 million for the nine months ended September 30, 2020.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $135.1 million for the nine months ended September 30, 2021 and $62.6 million for the nine months ended September 30, 2020.

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

Contractual obligations

Contractual obligations as of September 30, 2021 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$312,620	$629,035	$405,677	$233,687	$1,581,019
Senior unsecured notes	—	—	347,956	1,301,838	1,649,794
Interest payable(3)	90,285	191,111	173,527	134,479	589,402
Other funding obligations(4)	18,503	—	—	—	18,503
Operating lease obligations	885	984	—	—	1,869
Total	$422,293	$821,130	$927,160	$1,670,004	$3,840,587

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)    Total does not include $563.0 million of consolidated CLO debt obligations and the related debt issuance costs of $5.1 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)          Composed of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2021 to determine the future interest payment obligations.
(4)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2021.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2021, our off-balance sheet arrangements consisted of $319.9 million of unfunded commitments of mortgage loan receivables held for investment, 57% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, our off-balance sheet arrangements consisted of $148.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise expected, and the pace of future funding relating to these capital needs has been, and may continue to be, commensurately slower.

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

Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before taxes	$18,720	$21,396	$28,513	$(2,951)
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures (GAAP)(1)	(5)	(4,153)	(408)	(5,429)
Our share of real estate depreciation, amortization and gain adjustments (2)	(838)	4,534	5,155	14,782
Adjustments for unrecognized derivative results (3)	(2,427)	(4,222)	(6,723)	4,737
Unrealized (gain) loss on fair value securities	19	(9)	87	(146)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	863	547	2,060	502
Adjustment for impairment (4)	(2,364)	(2,512)	(6,950)	15,340
Non-cash stock-based compensation	3,072	4,125	11,895	19,557
Distributable earnings	$17,040	$19,706	$33,629	$46,392	(5)

(1)    Prior to the final exchanges of the Continuing LCFH Limited Partners into Class A shares in the third quarter of 2020, we considered the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have had fundamentally equivalent interests in our pre-tax earnings. Accordingly, for purposes of computing distributable earnings we start with pre-tax earnings and adjust for other noncontrolling interests in consolidated joint ventures, but we did not adjust for amounts attributable to noncontrolling interest held by Continuing LCFH Limited Partners. As of September 30, 2021, there are no remaining Continuing LCFH Limited Partners. For the three and nine months ended September 30, 2021, $4 thousand and $12 thousand was included within net (income) loss attributable to noncontrolling interests in consolidated joint ventures on the consolidated statements of income, respectively. For the three and nine months ended September 30, 2020, $4 thousand and $12 thousand of net income was included within net (income) loss attributable to noncontrolling interests in Operating Partnership on the consolidated statements of income, respectively.

(2) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total GAAP depreciation and amortization	$9,320	$9,817	$28,320	$29,642
Less: Depreciation and amortization related to non-rental property fixed assets	(25)	(25)	(74)	(74)
Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(744)	(348)	(1,986)	(1,290)
Our share of real estate depreciation and amortization	8,551	9,444	26,260	28,278

	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(8,912)	(4,897)	(19,664)	(14,576)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	520	—	2,667
	Our share of accumulated depreciation and amortization on real estate sold (a)	(8,912)	(4,377)	(19,664)	(11,909)
	Less: Operating lease income on above/below market lease intangible amortization	(477)	(533)	(1,441)	(1,587)
	Our share of real estate depreciation, amortization and gain adjustments	$(838)	$4,534	$5,155	$14,782

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
	GAAP realized gain (loss) on sale of real estate, net	$17,766	$21,588	$37,155	$32,116
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(8,854)	(17,211)	(17,491)	(20,207)
	Our share of accumulated depreciation and amortization on real estate sold	$8,912	$4,377	$19,664	$11,909

(3)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
	Net results from derivative transactions	$75	$260	$1,002	$(15,988)
	Hedging interest expense	1,140	1,346	3,426	1,028
	Hedging realized result	1,212	2,616	2,295	10,223
	Adjustments for unrecognized derivative results	$2,427	$4,222	$6,723	$(4,737)

(4)
For the nine months ended September 30, 2020, the Company recorded CECL provision for loan loss of $23.3 million of which $8.0 million was determined to be non-recoverable. The adjustments reflect the portion of such loan loss provision that management has determined to be recoverable, and therefore both additional provisions and releases of those provisions are excluded from distributable earnings.

(5)
Our results of operations in the second quarter of 2020 were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the highly volatile market conditions that occurred due to the COVID-19 pandemic. The actions taken by management had multiple impacts on distributable earnings for the three months ended June 30, 2020. In late March of 2020, as the COVID-19 crisis continued to unfold, the ability of repurchase financing counterparties to determine the value of collateral in the form of CMBS was impaired as trading volumes in the CRE securities market were at depressed levels characterized by very few buyers and very few, typically distressed, sellers. As a result, the Company received margin calls on its securities repurchase financing, all of which were successfully satisfied by the Company in cash in a timely manner. Management and the board of directors, as stockholders owning over 10% of the Company and as accountable stewards of all stockholders’ capital, elected to strategically position the Company for potential long-term volatility due to the COVID-19 pandemic. The Company therefore took decisive defensive actions, including halting new investment activity, selling performing loans and highly rated securities, paying down debt, including mark-to-market debt that was otherwise not due, as well as hiring professional service firms. These actions were significant strategic shifts to position the Company defensively against highly volatile market conditions caused by the COVID-19 pandemic. The financial impact of such actions aggregated to a $16.9 million net reduction to distributable earnings for the three months ended June 30, 2020. The reduction included $34.5 million of losses comprised of (i) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net; (ii) $15.4 million of losses from sales of CMBS; (iii) $3.7 million of losses from conduit loan sales; (iv) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense; (v) $2.1 million of professional fee expenses included in operating expenses primarily for advisory fees related to increasing liquidity and paying down debt with $20 thousand in fees related to employee health and safety, compliance with local, state and national guidelines, and head count reduction; and (vi) $0.2 million of severance costs included in salaries and employee benefits. The losses were partially offset by $19.0 million of gains from the repurchase of, and extinguishment of, unsecured corporate bond debt at a discount from par, net of $1.5 million of accelerated premium amortization included in interest expense.

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

Set forth below is an unaudited computation of adjusted leverage ($ in thousands):

	September 30, 2021	December 31, 2020
Debt obligations, net	$3,765,779	$4,209,864
Less: CLO debt(1)	(557,932)	(276,516)
Adjusted debt obligations	3,207,847	3,933,348
Total equity	1,509,550	1,548,425
Adjusted leverage	2.1	2.5

(1)As more fully discussed in Note 7 to our consolidated financial statements, we contributed $1.1 billion of balance sheet loans into two CLO securitizations that remains on our balance sheet for accounting purposes but is excluded from debt obligations for adjusted leverage calculation purposes.

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2021 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on September 30, 2021, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	(2,470)	$2,981
Increase by 1.00%	17,785	(3,161)

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

The continuing COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions, which have subsided recently, may occur again in the future as a result of COVID-19 variants and the governmental responses thereto, and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the ongoing impacts of the COVID-19 pandemic on our loans. Our portfolio’s low weighted-average LTV of 67.2% as of September 30, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of September 30, 2021.

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

Effective as of July 16, 2021, Ladder Capital Asset Management LLC (“LCAM”) is a registered investment adviser with the SEC and currently provides investment advisory services solely to collateralized loan obligation trusts (“CLO Issuers”). The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. LCAM is entitled to receive a management fee connection with the advisory, administrative and monitoring services it performs for the CLO Issuer as the collateral manager; however, LCAM has waived this fee for so long as it or any of its affiliates serves as collateral manager for the CLO Issuers.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2021 to the risk factors in Item 1A. in our Annual Report, except as set forth below:

If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.

Our subsidiary, LCAM, is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently provides investment advisory services solely to CLO Issuers which subjects LCAM to regulation under the Advisers Act. The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. Non-compliance with the Advisers Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	First Supplemental Indenture for the 2029 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee.
4.2	First Supplemental Indenture for the 2027 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee.
4.3	Second Supplemental Indenture for the 2025 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee.
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: October 29, 2021	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 29, 2021	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer