Form 10-K
period 2021-12-31
Ladder Capital Corp
filed 2022-02-14
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Yes ☐  No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant was $1,306,845,154 as of June 30, 2021, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $11.54 per share. The registrant has no non-voting common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2022
Class A common stock, $0.001 par value	128,018,978
Class B common stock, $0.001 par value	—

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.
1

LADDER CAPITAL CORP

FORM 10-K
December 31, 2021

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
•the persistence of the COVID-19 pandemic, labor shortages, supply chain imbalances and inflation;
•changes in general economic conditions, in our industry and in the commercial finance and the real estate markets;
•changes to our business and investment strategy;
•our ability to obtain and maintain financing arrangements;
•the financing and advance rates for our assets, including the potential effects of the transition to Secured Overnight Financing Rate (“SOFR”) rates from London Interbank Offered Rate (“LIBOR”);
•our actual and expected leverage and liquidity;
•the adequacy of collateral securing our loan portfolio and a decline in the fair value of our assets;
•interest rate mismatches between our assets and our borrowings used to fund such investments;
•changes in interest rates and the market value of our assets;
•changes in prepayment rates on our mortgages and the loans underlying our commercial mortgage-backed and other asset-backed securities;
•the effects of hedging instruments and the degree to which our hedging strategies may or may not protect us from interest rate and credit risk volatility;
•the increased rate of default or decreased recovery rates on our assets;
•the adequacy of our policies, procedures and systems for managing risk effectively;
•a potential downgrade in the credit ratings assigned to Ladder or our investments;
•our compliance with, and the impact of and changes in laws, governmental regulations, tax laws and rates, accounting guidance and similar matters;
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
•the effects of climate change or the potential liability relating to environmental matters that impact the value of properties we may acquire or the properties underlying our investments;
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

Part I

Item 1. Business

Overview

Ladder Capital is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $28.3 billion of commercial real estate loans from our inception in October 2008 through December 31, 2021. During this timeframe, we also acquired $12.9 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.9 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through December 31, 2021, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of December 31, 2021, we had $5.9 billion in total assets and $1.5 billion of total equity. Our assets primarily included $3.5 billion of loans, $0.7 billion of securities, $0.9 billion of real estate, and $0.5 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of December 31, 2021, our management team and directors held interests in our Company comprising 10.3% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Kevin Moclair, Chief Accounting Officer, is an additional officer of Ladder. As of December 31, 2021, we employed 65 full-time industry professionals.

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

	December 31, 2021		December 31, 2020
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,454,654	59.0%	$2,232,749	37.9%
Other commercial real estate-related loans	99,083	1.7%	121,310	2.1%
Allowance for credit losses	(31,752)	(0.5)%	(41,507)	(0.7)%
Total balance sheet loans	3,521,985	60.2%	2,312,552	39.3%
Conduit first mortgage loans	—	—%	30,518	0.5%
Total loans	3,521,985	60.2%	2,343,070	39.8%
Securities
CMBS investments	702,178	12.0%	1,025,514	17.4%
U.S. Agency securities investments	1,122	—%	32,804	0.6%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	703,280	12.0%	1,058,298	18.0%
Real Estate
Real estate and related lease intangibles, net	865,694	14.8%	985,304	16.8%
Real estate held for sale	25,179	0.4%	—	—%
Total real estate	890,873	15.2%	985,304	16.8%
Other Investments
Investments in and advances to unconsolidated joint ventures	23,154	0.4%	46,253	0.8%
Total other investments	23,154	0.4%	46,253	0.8%
Total investments	5,139,292	87.9%	4,432,925	75.9%
Cash, cash equivalents and restricted cash	621,546	10.6%	1,284,284	21.8%
Other assets	91,444	1.6%	164,020	2.8%
Total assets	$5,852,282	100%	$5,881,229	100%

The unique nature of COVID-19 has had a broad impact on commercial real estate, specifically the hotel and retail sectors. Loans on hotel and retail properties comprised approximately 8.1% and 6.9%, respectively, of our loan portfolio at December 31, 2021. Hotel and retail properties comprised approximately 10.0% and 44.0%, respectively, of our real estate portfolio at December 31, 2021; however, the majority of our retail properties are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. We are in regular communication with our borrowers and tenants and continue to closely monitoring property performance.

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of December 31, 2021, we held a portfolio of 135 balance sheet first mortgage loans with an aggregate book value of $3.5 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.2% at December 31, 2021.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of December 31, 2021, we held a portfolio of 20 other commercial real estate-related loans with an aggregate book value of $99.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 67.2% at December 31, 2021.

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

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of December 31, 2021, we did not hold any first mortgage loans that were available for contribution into securitizations. The Company will hold these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of December 31, 2021 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of December 31, 2021, we owned 160 single tenant net leased properties with an aggregate book value of $574.7 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of December 31, 2021, our net leased properties comprised a total of 4.6 million square feet, 100% leased with an average age since construction of 16.1 years and a weighted average remaining lease term of 10.4 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended December 31, 2021, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of December 31, 2021, we owned 61 diversified commercial real estate properties throughout the U.S with an aggregate book value of $349.8 million. During the three months ended December 31, 2021, we collected 98% of rent on these properties.

The following charts summarize the composition of our real estate investments as of December 31, 2021 ($ in millions):

Undepreciated Real Estate Book Value        Real Estate Location            Real Estate Type
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

Securities

CMBS Investments.  We invest in CMBS, including CLOs, secured by first mortgage loans on commercial real estate and own predominantly AAA-rated securities. These investments provide a stable and attractive base of net interest income and help us manage our liquidity. We have significant in-house expertise in the evaluation and trading of these securities, due in part to our experience in originating and underwriting mortgage loans that comprise assets within CMBS trusts, as well as our experience in structuring CMBS transactions. AAA-rated CMBS or U.S. Agency securities investments in excess of $76.0 million and all other investment grade CMBS or U.S. Agency securities investments in excess of $51.0 million, each in any single class of any single issuance, require the approval of our board of directors’ Risk and Underwriting Committee. The Risk and Underwriting Committee also must approve any investments in non-rated or sub-investment grade CMBS or U.S. Agency securities in any single class of any single issuance in excess of the lesser of (x) $21.0 million and (y) 10% of the total net asset value of the respective Ladder subsidiary or other entity for which Ladder has authority to make investment decisions.

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses even in the current market conditions.

As of December 31, 2021, the estimated fair value of our portfolio of CMBS investments totaled $702.2 million in 86 CUSIPs ($8.2 million average investment per CUSIP). Included in the $702.2 million of CMBS securities are $10.4 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of December 31, 2021:

In the future, we may invest in CMBS securities or other securities that are unrated. As of December 31, 2021, our CMBS investments had a weighted average duration of 2.1 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of December 31, 2021, by property count and market value, respectively, 63.9% and 76.0% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 7.1% and 45.8%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.2% to 7.3% by property count and 0.1% to 9.2% by market value.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of December 31, 2021, Grace Lake LLC owned an office building campus with a carrying value of $51.0 million, which is net of accumulated depreciation of $41.3 million, that is financed by $58.8 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of December 31, 2021, the book value of our investment in Grace Lake LLC was $5.4 million.

Unconsolidated Joint Venture.  On August 7, 2015, the Company entered into a joint venture, 24 Second Avenue Holdings LLC (“24 Second Avenue”), with an operating partner (the “Operating Partner”) to invest in a ground-up residential/retail condominium development and construction project located at 24 Second Avenue, New York, NY. 24 Second Avenue consists of residential condominium units and one commercial condominium unit. As of December 31, 2021, 24 Second Avenue had sold 28 residential condominium units for $79.5 million in sales proceeds. As of December 31, 2021, the Company had no remaining additional capital commitment to 24 Second Avenue and the book value of the Company’s investment in 24 Second Avenue was $17.7 million.

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

Third-party Environmental Report. We also generally engage an approved environmental consulting firm to complete a Phase I Environmental Assessment to identify and evaluate potential environmental issues at the property and may also order and review Phase II Environmental Assessments and/or Operations & Maintenance plans, if applicable. Environmental reports and supporting documentation are typically reviewed in-house as well as by our dedicated outside environmental counsel who prepares a summary report on each property.

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

Investment Committee Approval

All loan and real estate investments require approval from our Investment Committee, comprised of Brian Harris, CEO; Pamela McCormack, President; Michael Scarola, Chief Credit Officer; and Craig Robertson, Head of Underwriting. The Investment Committee generally requires each investment to be fully described in a comprehensive Investment Committee memorandum that identifies the investment, the due diligence conducted and the findings, as well as all identified related risks and mitigants. The Investment Committee meets regularly to ensure that all investments are fully vetted prior to issuance of Investment Committee approval.

In addition to Investment Committee approval, the Risk and Underwriting Committee of our board of directors approves all loan and real estate investments above certain thresholds, which are currently set at $50.0 million for loans and $20.0 million for real estate investments. Additional investment opportunities, which include but are not limited to land, residential, or non-U.S. loans are also approved.

Financing

Prior to securitization or other disposition, or in the case of balance sheet loans, maturity, we evaluate most of the loans we originate for secured financing via the CLO market or our multiple committed term facilities from leading financial institutions. Our finance team endeavors to match the characteristics and expected holding periods of the assets being financed with the characteristics of the financing options available and our short and long term cash needs in determining the appropriate financing approaches to be applied. The approaches we apply to financing our assets are a key component of our asset/liability risk management strategy with respect to managing liquidity risk. These approaches, supplemented by the use of hedging primarily via the use of standard derivative instruments, facilitate the prudent management of our interest rate and credit spread exposures. Refer to “Our Financing Strategies” for further information.

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

Factors Impacting Operating Results

There are a number of factors that influence our operating results in a meaningful way. The most significant factors include: (1) our competition; (2) market and economic conditions, including inflation and the continuing impact from COVID-19 on the economy; (3) loan origination and repayment volume; (4) profitability of securitizations; (5) avoidance of credit losses; (6) availability of debt and equity funding and the costs of that funding; (7) the net interest margin on our investments; (8) effectiveness of our hedging and other risk management practices; (9) real estate transaction volumes; (10) occupancy rates; and (11) expense management.

Our Financing Strategies

Our financing strategies are critical to the success and growth of our business. We manage our financing to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties. In addition to cash flow from operations, we fund our operations and investment strategy through a diverse array of funding sources, including:

•Unsecured corporate bonds
•CLO transactions
•Secured loan and securities repurchase facilities
•Non-recourse mortgage debt
•Revolving credit facility
•FHLB financing
•Other secured financing facilities
•Loan sales and securitizations
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

Unsecured Corporate Bonds

As of December 31, 2021, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”). During the year ended December 31, 2021, the Company redeemed in full its remaining $146.7 million of 5.875% Senior Notes due 2021 and its remaining $465.9 million of 5.25% Senior Notes due 2022.

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of December 31, 2021.

CLO Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed July 2021 Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at an 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed December 2021 Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

As of December 31, 2021, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $9.6 million were included in CLO debt as of December 31, 2021. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of December 31, 2021, the Company had $184.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2021, the Company had $44.1 million borrowings outstanding, with an additional $818.7 million of committed financing available.

Additionally, we are a party to multiple uncommitted master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that serve as collateral for these borrowings are typically AAA-rated CMBS with relatively short duration and significant subordination. The lenders have sole discretion to determine the market value of the collateral on a daily basis, and, if the estimated market value of the collateral declines, the lenders have the right to require additional cash collateral. If the estimated market value of the collateral subsequently increases, we have the right to call back excess cash collateral.

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2021, we executed one long term debt agreement to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2022-2031 and total $693.8 million as of December 31, 2021. These long-term non-recourse mortgages include net unamortized premiums of $3.2 million at December 31, 2021, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $1.4 million of premium amortization, which decreased interest expense, for the year ended December 31, 2021. The loans are collateralized by real estate and related lease intangibles, net, of $805.0 million as of December 31, 2021.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of February 2025. The interest rate is one-month LIBOR plus 3.00% on Eurodollar advances. As of December 31, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - FHLB financing” for further information. As of December 31, 2021, Tuebor had $263.0 million of borrowings outstanding from the FHLB, with terms of 0.7 years to 2.8 years, interest rates of 0.36% to 2.74%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of December 31, 2021, collateral for the borrowings was comprised of $259.3 million of CMBS and U.S. Agency securities, and $42.5 million of cash collateral.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $5.3 million remains at December 31, 2021. The Secured Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Secured Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of December 31, 2021, the Company had $132.4 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $1.9 million and a $2.1 million unamortized discount related to the Purchase Right.

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

We and our subsidiaries may incur substantial additional debt in the future. However, we are subject to certain restrictions on our ability to incur additional debt in the indentures governing the Notes (the “Indentures”) and our other debt agreements. Under the Indentures, we may not incur certain types of indebtedness unless our consolidated non-funding debt to equity ratio (as defined in the Indentures) is less than or equal to 1.75:1.00 or if the unencumbered assets of the Company and its subsidiaries is less than 120% of their unsecured indebtedness, although our subsidiaries are permitted to incur indebtedness where recourse is limited to the assets and/or the general credit of such subsidiary.

Our borrowings under certain financing agreements and our committed repurchase facilities are subject to maximum consolidated leverage ratio limits (either a fixed ratio ranging from 3.5:1.0 to 4.0:1.0, or a maximum ratio based on our asset composition at the time of determination), minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. Leverage ratio limits exclude CLO financing for purposes of this covenant calculation. These restrictions, which would permit us to incur substantial additional debt, are subject to significant qualifications and exceptions.

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

We are in compliance with all covenants as described in this Annual report as of December 31, 2021.

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

Taxation

We have elected to be subject to tax as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with the taxable year ending December 31, 2015. Additionally, certain of our subsidiary entities have also elected to be subject to tax as REITs. To qualify as a REIT, we must make qualifying distributions to shareholders and satisfy, on a continuing basis, through actual investment and operating results, certain asset, income, organizational, distribution, stock ownership and other REIT requirements. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. The failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to shareholders.

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

Regulation as an Investment Adviser

Effective as of July 16, 2021, Ladder Capital Asset Management LLC (“LCAM”) is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and currently provides investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Issuers”). The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. LCAM is entitled to receive a management fee connection with the advisory, administrative and monitoring services it performs for the CLO Issuer as the collateral manager; however, LCAM has waived this fee for so long as it or any of its affiliates serves as collateral manager for the CLO Issuers.

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

We may become subject to additional regulatory and compliance burdens if our investment adviser subsidiary expands its product offerings and investment platform.

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

Although we reserve the right to modify our business methods at any time, as of December 31, 2021, we expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to primarily hold assets in one or more of the following categories, which are comprised primarily of “qualifying real estate assets”: commercial mortgage loans, investments in securities secured by first mortgage loans, and investments in selected net leased and other real estate assets. We expect each of our subsidiaries (including any series thereof) relying on Section 3(c)(5)(C) to rely on guidance published by the SEC or its staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategies accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

Employees

As of December 31, 2021, we employed 65 full-time persons. All employees are employed by our operating subsidiary, Ladder Capital Finance LLC. None of our employees are represented by a union or subject to a collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

Human Capital Management and Corporate Culture

Ladder is a dynamic company that is distinguished by the talent and dedication of our team and is committed to building and developing a diverse, interconnected and engaged workforce who work collaboratively to advance the Company’s goals. Our tone at the top promotes a culture of transparency, accountability, and ethical behavior. As a firm with just 65 employees as of December 31, 2021, Ladder’s flat management structure and open-door policy provide all employees with daily access to our senior management. The board maintains oversight of human capital management and corporate culture and gains insight at regular board and committee meetings about specific Company human resources initiatives, including talent engagement, attraction, and retention.

Diversity, Equity and Inclusion

With two female co-founders, gender diversity and equality have always been important to Ladder. We are committed to creating a diverse and inclusive workspace that ensures that all individuals are treated with mutual respect and dignity. We maintain an anti-discrimination, harassment, and retaliation policy that is reviewed and updated at least annually, along with required annual employee training. We assess workforce diversity information, hiring practices, and talent development programs as part of a broader effort to identify areas of continuous improvement to ensure that we are building and retaining a diverse workforce.

Talent Recruitment, Development and Retention

We believe our strong corporate culture, opportunities for advancement, and competitive compensation and benefits make Ladder a desirable place to work. We offer competitive pay at all levels, including base salaries, annual incentive awards, and stock awards, and frequently evaluate industry pay practices, including through the use of the Board’s compensation consultant.

We seek to promote from within, developing a deep bench of experienced professionals ready to grow into more senior roles. We reimburse employees for professional licenses, memberships, and subscriptions, as well as training programs, conferences, and classes. Employees are encouraged to participate in cross-functional team projects to develop comprehensive business knowledge. Our “Ladder Climbers” program enables our junior staff to bond together and develop leadership skills.

We use anonymous employee experience surveys to solicit real-time feedback on topics such as job satisfaction and employee activities. We use the information from these surveys to guide management engagement, decision-making, and strategy.

Health, Safety and Wellness

The Company offers comprehensive healthcare benefits, paid time off, and a business continuity plan that places our employees’ health and safety at its core. Our benefits program provides mental health, fertility services, family leave and more. We also support our employees’ mental health and aim to create an environment that provides for work-life balance.
All employees began working remotely in mid-March 2020, with a limited return to the office during 2021. Ladder is very focused on the health and safety of our employees, and we continue to monitor the fluid COVID-19 situation and react in real time to federal, state and local laws and guidance regarding remote arrangements. Further, our headquarters building upgraded to a hospital-grade air filtration system and, when employees began voluntarily returning to the office, we provided masks and hand sanitizer and enforced social distancing, as required.

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

Summary of Principal Risk Factors

Our business is subject to change, risks, and uncertainties, as described herein. The risks factors that the Company considers material include, but are not limited to, the following:

Risks Related to COVID-19
•The persistence of the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

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

Market Risks Related to Our Investments
•We have a concentration of investments in the real estate sector, which may increase our exposure to the risks of certain economic downturns, and the value of which may be affected by many factors beyond our control, including prevailing interest rates, prepayment rates on mortgage loans, increased competition, shifts in consumer patterns and advances in communication and information technology, civil unrest, acts of war and terrorism and outbreaks of communicable diseases, including COVID-19, severe weather patterns and climate change.

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
•Inflation may stress property performance and thus mortgage loan performance.
•Our participation in the market for mortgage loan securitizations may expose us to risks that could result in losses to us and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.
•The market value of our investments in CMBS and CLOs may fluctuate as a result of various market risks that are out of our control.
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
•We may seek to finance certain of our shorter-term loans via collateralized loan obligation transactions, or CLOs, and such transactions involve significant risks, including that the sponsor of such transactions will receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.
•We cannot predict the effects of the transition away from LIBOR on Ladder’s assets and liabilities.

Risks Related to Regulatory and Compliance Matters
•If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.
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
•Our charter contains REIT-related restrictions on the ownership of, and ability to, transfer our Class A common stock.
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
•Qualifying as a REIT involves highly technical and complex provisions of the Code and our qualification as a REIT depends on various interpretations that we make and actions that we take.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

The risks described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1A. and the other information set forth in this Annual Report, including the consolidated financial statements and the related notes, as well as in other documents that are filed with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that are currently determined to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks Related to COVID-19

The persistence of the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization designated COVID-19 as a pandemic, and numerous countries, including the U.S., declared national emergencies with respect to COVID-19. Public health officials recommended and mandated precautions to mitigate the spread of COVID-19, including the closing of non-essential businesses, prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. As of the date hereof, the COVID-19 pandemic remains ongoing and has spread to over 200 countries and territories, including the U.S., and to every state in the U.S. While the widespread availability of COVID-19 vaccinations and boosters and the loosening of many of these restrictions have caused the U.S. and other parts of the globe to begin returning to a new normal, the periodic emergence of additional COVID-19 variants, including Delta and Omicron, has led to some retrenchments in these efforts. These or other COVID-19 variants or other conditions may increase the spread of COVID-19, which could have a material adverse effect on the global and U.S. economies and capital markets as a whole, as well as on the states and cities where we own properties or have properties as collateral. A prolonged economic downturn could adversely and materially affect our business, results of operations and financial condition.

The COVID-19 pandemic has negatively impacted almost every industry, whether directly or indirectly. Businesses have been, continue to be or may periodically be, required by the local, state or federal authorities to reduce operations, thereby preventing them from generating or maximizing revenue. The effects on commercial real estate have varied by sector and market. Some properties securing our loans to borrowers or owned by us, including hotels and certain retail properties, have experienced and may in the future experience material disruptions to their businesses. Any such disruption could lead to or continue to cause a material decline in operating cash flows from these assets, and could impact our borrowers’ ability to pay debt service or property expenses or repay our loans to them at maturity or affect our ability to service our own borrowings secured by these loans or properties. Ongoing uncertainty may affect the ability of our borrowers to refinance loans we have extended to them and/or may impact the value of real estate we own. In addition, if loans we have extended become impaired, we may be required to establish reserves against losses, which can impact our earnings and/or our liquidity. Further, lenders and landlords face challenges in enforcing contracts and instituting proceedings such as foreclosures and evictions as a result of moratoriums or restrictions imposed by federal, state or local laws and as a result of backlogs in, or closures of, courts as a result of COVID-19.

Long-term structural changes as a result of the COVID-19 pandemic may also affect the value of certain businesses and properties. For example, many businesses moved to, and many continue to have, remote work arrangements, which may reduce the demand for certain types of office space and other properties. Without the requirement to be close to the office, many cities have experienced a flight to local suburbs that has led to reduced multifamily rental occupancy.

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

Our management team uses financial models and underwriting criteria, the effectiveness of which cannot be guaranteed. We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Unlike Ladder, certain of our competitors may not be subject to the maintenance of an exemption from the Investment Company Act. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Under our credit facilities, the lenders have the right to review the assets which we are seeking to finance and approve the purchase and financing of such assets in their sole discretion. Our underwriting criteria and lender approvals may restrict us from being able to compete with others for commercial mortgage loan origination and acquisition opportunities and these criteria may be stricter than those employed by our competitors. In addition, these underwriting criteria and approvals impose conditions and limitations on our ability to originate certain of our target assets, including, in particular, restrictions on our ability to originate junior mortgage loans, mezzanine loans and preferred equity investments. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns.

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

In addition, we are not required to observe specific diversification criteria relating to property types, locations, tenants or borrowers. A limited degree of diversification increases risk because the aggregate return of our business may be adversely affected by the unfavorable performance of a single property type, single tenant, single market or even a single investment. To the extent that our portfolio is concentrated in any one region or type of asset, downturns or weather events relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period. Additionally, borrower concentration, in which a particular borrower is, or a group of related borrowers are, associated with multiple real properties securing mortgage loans or securities held by us, magnifies the risks presented by the possible poor performance of such borrower(s). Moreover, borrowers may be concentrated in individual asset classes that could impact their liquidity.

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

Demand for mortgages could be negatively impacted by rising interest rates and increases in the level of interest rates may (i) increase the credit risk of our assets by negatively impacting the ability of our borrowers to pay debt service on our floating rate loan assets or our ability to refinance our assets upon maturity and (ii) negatively impact the value of the real estate supporting our investments (or that we own directly) through the impact such increases can have on property valuation capitalization rates. Continuing low interest rates could increase the vulnerability of the financial sector by lowering profits of financial intermediaries and potentially encouraging riskier investments and excess debt as these firms reach for yield. In its January 2022 monetary policy meeting, the Federal Reserve indicated that a potential interest rate hike could come in March 2022.

For the risks regarding the transition away from LIBOR on our assets and liabilities, refer to “Risks Related to Our Indebtedness—We cannot predict the effect of the transition away from LIBOR on Ladder’s assets and liabilities,” below.

Prepayment rates on mortgage loans cannot be predicted with certainty and prepayments may result in losses to the value of our assets.

The frequency at which prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our investments can adversely impact our business, and prepayment rates cannot be predicted with certainty, making it impossible to completely insulate us from prepayment or other such risks. Any adverse effects of prepayments may impact our portfolio in that particular investments, which may experience outright losses in an environment of faster actual or anticipated prepayments, may underperform relative to hedges that the management team may have constructed for such investments (resulting in a loss to our overall portfolio). Additionally, in the event of declining interest rates, borrowers are more likely to prepay, thereby exposing us to the risk that the prepayment proceeds may be reinvested only at a lower interest rate than that borne by the prepaid obligation.

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
•other governmental rules and policies, including restrictions related to COVID-19;
•community health issues, including, without limitation, epidemics and pandemics;
•unanticipated structural defects or costliness of maintaining the property;
•uninsured losses, such as possible acts of theft, terrorism, social unrest or civil disturbances;
•a decline in the operational performance of a facility on the real property (such facilities may include multifamily rental facilities, office properties, retail facilities, hospitality facilities, healthcare-related facilities, industrial facilities, warehouse facilities, restaurants, mobile home facilities, recreational or resort facilities, arenas or stadiums, religious facilities, parking lot facilities or other facilities); and
•large-scale fire, earthquake or severe weather-related damage to, or the effect of climate change on, the property and/or its operations.

Additional risks may be presented by the type and use of a particular commercial property, including specialized use as a nursing home or hospitality property.

In instances where the borrower is acting as a landlord on the underlying property, as we do for our selected net leased and other commercial real estate assets, the ability of such borrower to satisfy the debt obligation will depend on the performance and financial health of the underlying tenants, which may be difficult to assess or predict. In addition, as the number of tenants with respect to a commercial property decreases or as tenant spaces on a property must be relet, the nonperformance risk of the loan related to such commercial property may increase. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan as lender and repay the principal as borrower. A substantial portion of our portfolio may be committed to the origination or purchasing of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, such companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. The above financial challenges may make it difficult for such borrowers to make scheduled payments of interest or principal on their loans. Accordingly, advances made to such types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

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

Consumer demand, combined with tight labor markets and supply chain imbalances have created inflationary pressure on the economy. While Ladder’s ownership of commercial real estate and floating rate loans can act as effective hedges against inflation and the relative cost of our existing fixed rate debt decreases, increased costs could stress property performance and thus mortgage loan performance.

Consumer demand, combined with tight labor markets and supply chain imbalances have created inflationary pressure on the U.S. economy. Ladder’s ownership of commercial real estate can act as effective hedge against inflation, since in an inflationary environment, increases in the cost of construction and higher mortgage rates are likely to make new supply more expensive, leading to a limited supply of buildings, which in turn increases both rental rates and property values. Certain assets with longer duration leases, such as our net leased properties, often include contractual rent escalators to mitigate inflationary risks. Further, the Federal Reserve typically raises interest rates in an effort to combat inflation, and so the interest payable on our existing fixed rate debt on our real estate portfolio and corporate bonds becomes relatively cheaper, and the rates on our floating rate loans and financing adjust accordingly. In its January 2022 monetary policy meeting, the Federal Reserve indicated that a potential interest rate hike could come in March 2022.

On the other hand, increased costs, such as increased energy costs and wages, could stress property performance and thus mortgage loan performance. In addition, and investments with long-term leases that have flat rental rates or longer-term loans, such as existing conduit loans, with a fixed coupon may decrease in relative value. Ladder uses interest rate hedges to mitigate the effect of inflation on its fixed rate loans and securities.

Finally, while Ladder’s diverse, granular portfolio may serve to mitigate the effects of inflation on any particular location or property type, certain assets or markets may be more negatively affected by inflation. For example, when inflation increases, consumers may cut back on expenses, including travel, which may impact markets driven by tourism, and also non-essential goods and services, which may impact the retail sector.

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

Each of our mortgage loans permits us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke such acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of any state, however, may refuse to allow the foreclosure of a mortgage, deed of trust, or other security instrument or to permit the acceleration of the indebtedness if the exercise of those remedies would be inequitable or unjust or if the circumstances would render the acceleration unconscionable. Thus, a court may refuse to permit foreclosure or acceleration if a default is deemed immaterial or the exercise of those remedies would be unjust or unconscionable or if a material default is cured. In addition, lenders and landlords face challenges in enforcing contracts and instituting proceedings such as foreclosures and evictions as a result of moratoriums or restrictions imposed by federal, state or local laws or orders and as a result of backlogs in, or closures of, courts due to COVID-19. Further, our ability to collect the debt may be limited by bankruptcy, insolvency or other debtor relief laws, as described below.

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

We continue to record asset-specific reserves consistent with our existing accounting policy. Our provision for asset-specific reserves are evaluated on a quarterly basis. The determination of our provision for asset-specific reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including: (i) whether cash from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan, and (iii) the property’s liquidation value, all of which remain uncertain and are subjective. In addition, we will now record a general reserve in accordance with the CECL Standard on the remainder of the loan portfolio (“CECL Reserve”). The CECL Standard is effective for fiscal years beginning after December 15, 2019 and was adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The CECL Standard may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Our investments in subordinate loans, subordinate participation interests in loans and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these interests.

We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate rated and/or unrated CMBS (including, without limitation, certain “risk retention” interests required to be retained by certain participants in securitization transactions under rules which took effect in December 2016). In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or a non-recourse carve-out guarantor, or the assets of the borrower or non-recourse carve-out guarantors may not be sufficient to satisfy the loan and our legal costs. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a subordinate loan from us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

We have generally participated in the market for mortgage loan securitizations by contributing loans to securitizations led by various large financial institutions and by leading single-asset securitizations on single mortgage loans we originated. We have completed one multi-asset CMBS securitization where a Ladder affiliate served as issuer. To date, when we have primarily acted as a mortgage loan seller into, and occasionally as an issuer of, securitizations, we have been obligated to assume certain customary liabilities. Specifically, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure a defect of, repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation or warranty or a material loan document deficiency; (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization; and (iv) may, depending upon our role in the securitization, (a) retain some or all of the risk retention interests in the securitization and/or (b) retain responsibility for ensuring compliance with risk retention rules (and may be required to indemnify other participants in the securitization for any violation of such rules, including in circumstances where some or all of the risk retention interests are retained by and/or sold to other parties). When we lead a single-asset or multi-asset securitization as an issuer, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

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

If loans that we sell or securitize do not comply with representations and warranties that we make about the loans, the borrowers, or the underlying properties, we may be required to repurchase such loans (including from a trust vehicle used to facilitate a structured financing of the assets through a securitization) or replace them with substitute loans. Additionally, in the case of loans and real estate that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically would require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could adversely affect our business and reputation.

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

We have made, and may in the future make, investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

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

We currently invest in, and may continue to invest in, CMBS, a specific type of structured finance security. CMBS are securities backed by obligations (including certificates of participation in obligations) that are principally secured by commercial mortgage loans or interests therein having a multi-family or commercial use, such as retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. Accordingly, investments in CMBS are subject to the various risks described herein which relate to the pool of underlying assets in which the CMBS represents an interest. The exercise of remedies and successful realization of liquidation proceeds relating to commercial mortgage loans underlying CMBS may be highly dependent on the performance of the servicer or special servicer. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. We will bear the risk of loss on any CMBS we purchase. Further, the insurance coverage for various types of losses is limited in amount and we would bear losses in excess of the applicable limitations.

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

The market value of our CMBS investments could fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors that affect high-yield fixed income products. These factors are out of our control, and could influence our ability to obtain short-term financing on the CMBS. The CMBS in which we may invest may have no, or only a limited, trading market. In addition, we may invest in CMBS investments that are not rated by any credit rating agency, and such investments may be less liquid than CMBS that are rated, and we may sponsor or purchase junior tranches of CMBS issuances or of a mortgage loan, either of which would experience the first loss in the event of a borrower default. The financial markets in the past have experienced and could in the future experience a period of volatility and reduced liquidity which may reoccur or continue and reduce the market value of CMBS. Some or all of the CMBS that we hold may be subject to restrictions on transfer and may be considered illiquid.

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

Any investments in real-estate related equity or debt securities, including but not limited to, those issued by REITs and real estate companies, are subject to the specific risks relating to the particular companies and to the general risks of investing in real estate-related securities, which may result in significant losses.

Subject to certain limits, we may make investments in real-estate related equity or debt securities, including but not limited to, those issued by REITs and real estate companies. These investments involve special risks relating to the particular company, including its financial condition, liquidity, results of operations, financial obligations, business and prospects.

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

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of unsecured corporate debt, “financing facilities” such as bank credit facilities, credit facilities from government agencies (including the FHLB), repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse conduit loans until we exit them through securitization. Such agreements may include a recourse component. We do and, in the future, intend to enter into securitizations and long-term financing transactions, such as CLO issuances we sponsor, to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, a significant portion of our borrowings are based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

Incurring debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal, of and interest on, the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;
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

There is no assurance that we will be able to obtain, maintain or renew our financing facilities on terms or advance rates favorable to us or at all. In order to borrow funds under a repurchase or warehouse agreement or other financing arrangement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender or meet managed CLO reinvestment requirements to finance an investment and alternate sources of financing for such asset may not exist, especially during times of distress. In addition, even if we are able to obtain financing, any such borrowings may limit the length of time during which any given asset may be used as eligible collateral. Furthermore, any financing facility that we enter into will be subject to conditions and restrictive covenants relating to our operations, which may inhibit our ability to grow our business and increase revenues. To the extent we breach a covenant or cannot satisfy a condition, such facility may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. Further, lender consent may be required for the modification or restructuring of our loan collateral, which, if not obtained, may require us to repay our associated borrowing.

Additionally, if we are unable to securitize our loans, replenish a warehouse line of credit, or enter into CLO transactions, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate our assets. Furthermore, some of our warehouse lines of credit contain cross-default provisions. If a default occurs under one of these warehouse lines of credit and the lenders terminate one or more of these agreements, we may need to enter into replacement agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement agreements on the same terms as the terminated warehouse line of credit.

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
Our Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2021, we had $2.6 billion of secured consolidated indebtedness outstanding. While the indentures governing our Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.
Our Notes are also effectively subordinated to all liabilities, whether secured or unsecured. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of December 31, 2021, our subsidiaries had approximately $4.3 billion of indebtedness and other liabilities outstanding and no preferred equity.
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

We generally intend to structure our leverage such that we minimize the differences between the term of our investments and the leverage we use to finance such investments. However, under certain circumstances, we may determine not to do so or we may be unable to do so. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage, which would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which would negatively impact our desired leveraged returns.

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

We may seek to finance certain of our shorter-term loans via collateralized loan obligation transactions, or CLOs, and such transactions involve significant risks, including that the sponsor of such transactions will receive distributions from the CLO only if the CLO generates enough income to first pay all the investors holding senior tranches and all CLO expenses.

We have financed certain of our shorter-term loans by contributing them into CLO transactions in which we retained securities rated below-investment grade. In CLOs, investors purchase specific tranches, or slices, of debt instruments that are secured or backed by a pool of loans. The CLO debt classes have a specific seniority structure and priority of payments. The most junior securities of a CLO are generally retained by the sponsor of the CLO and are usually entitled to all of the income generated by the pool of loans after the payment of debt service on all the more senior classes of debt and the payment of all expenses.  Defaults on the pool of loans therefore first affect the most junior tranches. The subordinate tranches of CLO debt may also experience a lower recovery and greater risk of loss, including risk of deferral or non-payment of interest than more senior tranches of the CLO debt because they bear the bulk of defaults from the loans held in the CLO and serve to protect the other, more senior tranches from default in all but the most severe circumstances. Often CLOs contain loans that are more transitional than loans contributed to conduit securitizations. Despite the protection provided by the subordinate tranches, even more senior CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, decline in market value due to market anticipation of defaults and aversion to CLO securities as a class. Further, the transaction documents relating to the issuance of CLO securities may impose eligibility criteria on the assets of the CLO, restrict the ability of the CLO’s sponsor to trade investments and impose certain portfolio-wide asset quality requirements. For example, reinvestment of loans into a CLO is subject to pre-approval by certain rating agencies. Finally, the Risk Retention Rule imposes a retention requirement of 5% of the issued debt classes by the sponsor of the CLO (as described above). These criteria, restrictions and requirements may limit the ability of the CLO’s sponsor (or collateral manager) to maximize returns on the CLO securities.

In addition, CLOs may not be actively traded and are relatively illiquid investments and volatility in CLO trading market may cause the value of these investments to decline. The market value of CLO securities may be affected by, among other things, changes in the market value of the underlying loans held by the CLO, changes in the distributions on the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying losses (or foreclosure assets), prepayments on underlying loan and the availability, prices and interest rate of underlying loans. Furthermore, the leveraged nature of each subordinated tranche may magnify the adverse impact on such class of changes in the value of the loans, changes in the distributions on the loans, defaults and recoveries on the loans, capital gains and losses on the loans (or foreclosure assets), prepayment on loans and availability, price and interest rates of the loans.

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

We cannot predict the effects of the transition away from LIBOR on Ladder’s assets, liabilities and results of operations.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority for the United Kingdom (the “FCA”), which regulates LIBOR’s administrator, ICE Benchmark Administration Limited (the “IBA”), announced the FCA’s intention to cease sustaining LIBOR after 2021. On March 5, 2021, the IBA and the FCA announced that the most commonly used tenors of U.S. dollar LIBOR (overnight and one, three, six and 12 months) will either cease to be published by any benchmark administrator or no longer be representative immediately after June 30, 2023, subject to the potential publication of certain tenors on a modified “synthetic,” non-representative basis after June 30, 2023. All other U.S. dollar LIBOR tenors and non-U.S. dollar LIBOR rates ceased to be published or were no longer representative immediately after December 31, 2021, except that one-month, three-month and six-month LIBOR rates for sterling and Japanese yen will be published on a synthetic basis until December 31, 2022. Although the foregoing provides some sense of timing, there is no assurance that the most commonly used tenors of U.S. dollar LIBOR will continue to be representative of the underlying market or economic reality until June 30, 2023.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. On July 29, 2021, the ARRC formally announced and recommended Term SOFR as an alternative reference rate to LIBOR to be used in certain circumstances. At this time, there is considerable uncertainty regarding how markets will respond to SOFR or other replacement reference rates in connection with any transition away from LIBOR.

As of December 31, 2021, our assets included $3.3 billion of floating rate loans and $560.9 million of floating rate securities with interest rates tied to LIBOR and $84.2 million of floating rate securities with interest rates tied to SOFR. Additionally, we had $1.9 billion of floating rate debt with interest rates tied to LIBOR. We also use derivative instruments that reference LIBOR. Many of these assets and liabilities are likely to extend beyond the time that LIBOR may no longer be published or be representative of the market.

While our loan documents generally allow us, and our debt arrangements generally allow our lenders, to substitute a new index if the current index is no longer available and there has been recent guidance on the recommended timing and form of the transition away from LIBOR from regulators, agencies and industry working groups, there is still considerable uncertainty in the market regarding such transition. The uncertainty as to the nature of, and methodology for calculating and administering, any replacement reference rate, the uncertainty regarding interest rate calculations prior to the establishment of such replacement rate, whether the replacement rate will gain widespread market acceptance, whether daily changes in the replacement rate will be more volatile than daily changes in LIBOR during times of economic stress, whether the documentation for our products will allow those products to qualify for the legal protection against litigation and statutory solutions contained in certain enacted and proposed legislation related to the LIBOR transition, whether market conventions will develop to standardize fallback provisions or other contractual provisions in legacy contracts and whether these will conform to existing guidance and the potential need to amend existing documentation and modify systems, controls, procedures and models present additional risks.

While we have begun to quote and originate loans and new loan advances using a SOFR-based rate as a reference rate, there can be no assurance that we will be able to modify all existing documentation before the discontinuation of LIBOR. Additionally, there can be no guarantee that existing or new provisions for alternative reference rates in our products will include adequate methodologies for adjustments or that the alternative reference rates will be similar to or produce the economic equivalent of LIBOR. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs or reduce our interest income, which could impact our results of operations, cash flows and the market value and liquidity of our investments. There could be a mismatch between the timing of the transition from LIBOR to a replacement rate between our investments and our financing, or a mismatch between the replacement rate used by our investments and our financing. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to changes in interest rates using derivative instruments. Changes or uncertainty resulting from the transition from LIBOR to a replacement rate could cause significant market dislocations and disruptions that could adversely affect our business, reputation, increase the risk of litigation or other disputes, and increase transition-related expenses, among other adverse consequences.

While we can provide no assurances regarding the impact of the discontinuation of LIBOR, we continue to develop and implement plans to appropriately mitigate the risks associated with the expected discontinuation of LIBOR. Specifically, we: (i) have implemented or are in the process of implementing fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts, (ii) continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and (iii) continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

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

Our subsidiary, LCAM, is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. LCAM currently provides investment advisory services solely to Ladder-sponsored CLO Issuers. The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. Non-compliance with the Advisers Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

Tuebor’s outstanding advances from the FHLB as of December 31, 2021 were $263 million. FHLB advances amounted to 6.2% of the Company’s outstanding debt obligations as of December 31, 2021.

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

Part of our strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin transfers it is contractually owed under the terms of the hedging agreement). These potential payments will be contingent liabilities and, therefore, may not appear in our financial statements. The amount due would be equal to the unrealized loss of the open positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

A liquid secondary market may not exist for certain hedging instruments and they, therefore, may involve risks and costs that could result in material losses.

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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by shareholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity; a credit rating downgrade; and general market, economic and world health conditions. In addition, pursuant to our Board Authorization Policy adopted by the board of directors on October 30, 2014 and a unanimous written consent adopted by the board of directors on August 4, 2021, the Company is authorized to make up to $50.0 million in repurchases of our Class A common stock from time to time without further approval.  The existence of this authorization and any repurchases pursuant thereto could affect our stock price and increase stock price volatility and could potentially reduce the market liquidity for our Class A common stock. Additionally, we are permitted to, and could, discontinue Class A common stock repurchases at any time and any such discontinuation could cause the market price of our Class A common stock to decline.
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

If we were to fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Certain of our subsidiaries have also elected to be taxed as REITs under the Code and are, therefore, subject to the same risks in the event that they fail to qualify as REITs in any taxable year. If any of these subsidiaries were to fail to qualify as a REIT, then we might also fail to qualify as a REIT.

Our ownership of, and relationship with, TRSs is limited, and a failure to comply with the limits would jeopardize our REIT qualification, and our transactions with our TRSs may result in the application of a 100% excise tax if such transactions are not conducted on arm’s-length terms.

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

We elected for certain of our subsidiaries to be treated as TRSs. Our TRSs pay U.S. federal, state and local income tax on their consolidated taxable income, and their after-tax income will be available for distribution to us but will not be required to be distributed to us. We have structured the formation transactions such that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS limitations or to avoid application of the 100% excise tax discussed above.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase CMBS at a discount, we are generally required to include the discount in taxable income prior to receiving the cash proceeds of the accrued discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the non-deductible 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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
• the allocation of assets between our REIT-qualified and non-REIT-qualified subsidiaries;
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

A reduced tax rate currently applies to income from “qualified dividends” payable to domestic shareholders that are individuals, trusts and estates. Distributions of ordinary income payable by REITs, however, generally are not eligible for these reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMBS transactions, which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including U.S. Agency securities, but other than foreclosure property) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMBS Transactions in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes. The 100% tax does not apply to gains from the sale of foreclosure property or property that is held through a TRS or other taxable corporation, as is the case with our securitization business, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMBS Transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on U.S. GAAP.

Our taxable income may substantially differ from our net income based on U.S. GAAP. For example, interest income on our mortgage-related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 16 to our consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT.

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

In order to implement our business strategies, we may be required to obtain, maintain or renew certain licenses and authorizations (including “doing business” authorizations and licenses with respect to loan origination) from certain governmental entities and third parties. While we do not anticipate any delays or other complications relating to such licenses and authorizations, there is no assurance that any particular license or authorization will be obtained, maintained or renewed quickly or at all. Any failure of ours to obtain, maintain or renew such authorizations or licenses may adversely affect our business. Any material failure, alone or in aggregate, could lead to a default under certain of our financing arrangements and/or result in the unenforceability of our loan documents.

The accuracy of our financial statements may be materially affected if our estimates, including loan loss reserves, prove to be inaccurate.

Financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to: (i) assessing the adequacy of the allowance for credit losses; (ii) determining the fair value of investment securities; (iii) assessing other than temporary impairments on securities; (iv) allocation of purchase price for acquired real estate; and (v) assessing impairments on real estate held for use or held for sale. These estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, and, if they prove to be wrong, then we face the risk that charges to income will be required.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

As a public company, we are subject to the reporting requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the New York Stock Exchange (“NYSE”) rules. The requirements of these rules and regulations can be onerous and expensive and make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

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

We incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if significant deficiencies in our internal control over financial reporting are identified, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We rely on the efficacy of our cybersecurity policies and processes in order to protect our data assets from cyberattacks and intrusions. The secure operation of our information technology (“IT”) networks and systems and the proper processing and maintenance of this information are critical to our business operations. The rise of high profile security breaches by hackers, foreign governments, and other malicious actors indicates an increased risk of a security breach or IT disruption. Simultaneously, the state, federal and international regulatory environment related to information security, data collection and use, and privacy has become increasingly rigorous, with new and constantly changing requirements potentially applicable to our business.

We store sensitive data, including our proprietary business information and that of our borrowers and other counterparties, and confidential employee information, in our data centers and on our networks. Despite our security measures, like most companies, our information technology and infrastructure has been and likely will continue to be subject to security incidents or breaches. Such incidents may include unauthorized access to our data assets, phishing attacks, account takeovers, denial of service, malicious software, ransomware that encrypts critical data as part of a scheme to extort payment, and other electronic or cybersecurity breaches. The results of a significant security incident could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of personal information, intellectual property or other sensitive or confidential data, increased cybersecurity protection costs, and reputational damage adversely affecting customer or investor confidence. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against all forms of attack. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While we conduct due diligence on our vendors, no due diligence is infallible and any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims, regulatory investigations or other proceedings, and/or fines, disrupt our operations, damage our reputation, subject us to considerable remediation expenses and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters office at 345 Park Avenue, 8th Floor, New York, New York, 10154. The Company also leases regional offices in Santa Monica, California and Miami, Florida. Refer to Schedule III included in Item 8 of this Form 10-K for a listing of investment properties owned as of December 31, 2021.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, such as our registered investment advisor and captive insurance company, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any material enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the NYSE under the symbol “LADR.”

Holders

On February 4, 2022, the Company had 38 Class A common shareholders of record. This does not include the beneficial ownership of shares held in nominee name. The closing price per share of Class A common stock on February 4, 2022 was $11.61. On February 4, 2022, the Company had no Class B common shareholders of record and no Class B common stock outstanding.

Stock Repurchases

On August 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization voided the remaining unused buyback capacity per the October 30, 2014 authorization, and increased the remaining authorization at the time from $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the year ended December 31, 2021, the Company repurchased 822,928 shares of Class A common stock at an average of $10.95 per share for a total aggregate purchase price of $9.0 million. As of December 31, 2021, the Company has a remaining amount available for repurchase of $44.1 million, which represents 2.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.99 per share on such date.

The following table presents information with respect to repurchases of Class A common stock of the Company made during the three months ended December 31, 2021 ($ in thousands, except per share data and average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	$44,217,280
November 1, 2021 - November 30, 2021	—	—	—	44,217,280
December 1, 2021 - December 31, 2021	8,500	11.23	8,500	44,121,815
Total	8,500	$11.23	8,500	$44,121,815

(1)         In August 2021, our board of directors renewed the Company’s ability to repurchase up to $50.0 million of the Company’s Class A common stock from time to time.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2021, relating to the 2014 Ladder Capital Corp Omnibus Incentive Equity Plan (the “2014 Omnibus Incentive Plan”) pursuant to which equity securities of the Company are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	623,788	$14.84	8,758,375
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	623,788	$14.84	8,758,375

Performance Graph

Our Class A common stock began trading on the NYSE under the symbol “LADR” on February 6, 2014. Prior to that time, there was no public market for our Class A common stock.

The following graph compares total shareholder returns, assuming reinvestment of dividends, for the period December 31, 2016 through December 31, 2021 to the Bloomberg REIT Mortgage Index and the Standard & Poor’s Index (“S&P 500 Index”). The closing price of the Company’s Class A common stock on December 31, 2016 (on which the graph is based) was $13.72. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Total Shareholder Returns
Based upon initial investment of $100 on December 31, 2016 (1)

220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
90.00
80.00
70.00
60.00
Dec. 2016
Mar. 2017
Jun. 2017
Sep. 2017
Dec. 2017
Mar. 2018
Jun. 2018
Sep. 2018
Dec. 2018
Mar. 2019
Jun. 2019
Sep. 2019
Dec. 2019
Mar. 2020
Jun. 2020
Sep. 2020
Dec. 2020
Mar. 2021
Jun. 2021
Sep. 2021
Dec. 2021
LADR
Bloomberg REIT Mortgage Index
S&P 500 Index

	Ladder Capital Corp	Bloomberg REIT Mortgage Index	S&P 500 Index
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	$108.20	$119.45	$119.42
December 31, 2018	$132.80	$116.58	$111.97
December 31, 2019	$161.44	$137.55	$144.31
December 31, 2020	$108.09	$112.87	$167.77
December 31, 2021	$130.03	$125.60	$212.89

(1)         Dividend reinvestment is assumed at quarter end.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Ladder Capital Corp included within the Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” within this Annual Report and “Risk Factors” within this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements as a result of various factors, including but not limited to, those in “Risk Factors” set forth within this Annual Report.

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

Overview

Ladder Capital is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. We believe that our in-house origination platform, ability to flexibly allocate capital among complementary product lines, credit-centric underwriting approach, access to diversified financing sources, and experienced management team position us well to deliver attractive returns on equity to our shareholders through economic and credit cycles.

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

Results of Operations

A discussion regarding our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Year ended December 31, 2021 compared to the year ended December 31, 2020

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Year Ended December 31, 2021		2021 vs
	2021	2020	2020
Net interest income
Interest income	$176,099	$239,849	$(63,750)
Interest expense	182,949	227,474	(44,525)
Net interest income	(6,850)	12,375	(19,225)
Provision for (release of) loan loss reserves	(8,713)	18,275	(26,988)
Net interest income (expense) after provision for (release of) loan losses	1,863	(5,900)	7,763
Other income (loss)
Real estate operating income	101,564	100,248	1,316
Sale of loans, net	8,398	(1,571)	9,969
Realized gain (loss) on securities	1,594	(12,410)	14,004
Unrealized gain (loss) on equity securities	—	(132)	132
Unrealized gain (loss) on Agency interest-only securities	(91)	263	(354)
Realized gain (loss) on sale of real estate, net	55,766	32,102	23,664
Fee and other income	11,190	12,654	(1,464)
Net result from derivative transactions	1,749	(15,270)	17,019
Earnings (loss) from investment in unconsolidated joint ventures	1,579	1,821	(242)
Gain (loss) on extinguishment of debt	—	22,250	(22,250)
Total other income (loss)	181,749	139,955	41,794
Costs and expenses
Compensation and employee benefits	38,347	58,101	(19,754)
Operating expenses	17,672	20,294	(2,622)
Real estate operating expenses	26,161	28,584	(2,423)
Fee expense	5,810	7,244	(1,434)
Depreciation and amortization	37,801	39,079	(1,278)
Total costs and expenses	125,791	153,302	(27,511)
Income (loss) before taxes	57,821	(19,247)	77,068
Income tax expense (benefit)	928	(9,789)	10,717
Net income (loss)	$56,893	$(9,458)	$66,351

Investment Overview

Activity for the year ended December 31, 2021 included originating and funding $2.5 billion in principal value of commercial mortgage loans and $63.6 million of purchases of mortgage loans, which was offset by $305.6 million of sales and $1.1 billion of principal repayments. We acquired $247.0 million of new securities, which was offset by $438.6 million of sales and $164.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $355.0 million during the year ended December 31, 2021. We also invested $102.2 million in real estate, which included $81.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $219.2 million.

Activity for the year ended December 31, 2020 included originating and funding $566.5 million in principal value of commercial mortgage loans, which was offset by $582.8 million of sales and $961.2 million of principal repayments. We acquired $440.4 million of new securities, which was partially offset by $931.9 million of sales and $135.9 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $663.0 million during the year ended December 31, 2020. We also invested $36.7 million in real estate, which included $29.3 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $98.7 million.

Operating Overview

Net income (loss) totaled $56.9 million for the year ended December 31, 2021, compared to $(9.5) million for the year ended December 31, 2020. The most significant drivers of the $66.4 million increase are as follows:

•an increase in total other income (loss) of $41.8 million, primarily as a result of a $23.7 million increase in realized gain on sale of real estate, net, a $17.0 million increase in net results from derivative transactions, a $14.0 million increase as a result of realized gain on securities, and an increase of $10.0 million in sales of loans, partially offset by a decrease of $22.3 million of gain on extinguishment of debt;

•an increase in net interest income after provision for loan losses of $7.8 million, as a result of a $27.0 million release of provision partially offset by a $19.2 million net decline of net interest income comprised of a $63.8 million decrease in interest income and a $44.5 million decrease in interest expense;

•a decrease in total costs and expenses of $27.5 million compared to the prior year, primarily attributable to a $19.8 million decrease in compensation and employee benefits, a $2.6 million decrease in operating expenses and a $2.4 million decrease in real estate operating expenses; and

•a decrease of $10.7 million in income tax expense (benefit) compared to the prior year is primarily as a result of taxable gain primarily as a result of loan sales in 2021 and net operating losses generating tax benefits in 2020.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $57.8 million for the year ended December 31, 2021, compared to $(19.2) million for the year ended December 31, 2020. The significant components of the $77.1 million increase in income before taxes are described in the first four bullet points under operating overview above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $61.3 million for the year ended December 31, 2021, compared to $51.3 million for the year ended December 31, 2020. The significant components of the $10.0 million increase in distributable earnings are primarily as a result of an increase of $14.0 million of realized gain (loss) on securities, an increase of $12.1 million in sale of loans, net, an increase of $6.7 million in net results from derivative transactions, an increase of $6.7 million in compensation and employee benefits and an increase in realized gain on sale of $2.8 million real estate, net. These increases were partially offset by a decrease of $22.3 million in gain (loss) on extinguishment of debt and a decrease of $10.1 million in net interest income after provision for loan losses comprised of a $63.8 million decrease in interest income, a $44.5 million decrease in interest expense, a decrease of $9.2 million in specific provision for loan losses and a decrease of $3.3 million in operating expenses.

Our results of operations in the second quarter of 2020 were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the highly volatile market conditions that occurred due to the COVID-19 pandemic. The actions taken by management had multiple impacts on distributable earnings for the three months ended June 30, 2020. In late March of 2020, as the COVID-19 crisis continued to unfold, the ability of repurchase financing counterparties to determine the value of collateral in the form of CMBS was impaired as trading volumes in the commercial real estate securities market were at depressed levels characterized by very few buyers and very few, typically distressed, sellers. As a result, the Company received margin calls on its securities repurchase financing, all of which were successfully satisfied by the Company in cash in a timely manner. Management and the board of directors, as stockholders owning over 10% of the Company and as accountable stewards of all stockholders’ capital, elected to strategically position the Company for potential long-term volatility due to the COVID-19 pandemic. The Company therefore took decisive defensive actions, including halting new investment activity, selling performing loans and highly rated securities, paying down debt, including mark-to-market debt that was otherwise not due, as well as hiring professional service firms. These actions were significant strategic shifts to position the Company defensively against highly volatile market conditions caused by the COVID-19 pandemic.

The financial impact of such actions aggregated to a $16.9 million net reduction to distributable earnings for the three months ended June 30, 2020. The reduction included $34.5 million of losses comprised of (i) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net; (ii) $15.4 million of losses from sales of CMBS; (iii) $3.7 million of losses from conduit loan sales; (iv) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense; (v) $2.1 million of professional fee expenses included in operating expenses primarily for advisory fees related to increasing liquidity and paying down debt with $20 thousand in fees related to employee health and safety, compliance with local, state and national guidelines, and head count reduction; and (vi) $0.2 million of severance costs included in compensation and employee benefits. The losses were partially offset by (vii) $19.0 million of gains from the repurchase of, and extinguishment of, unsecured corporate bond debt at a discount from par, net of (viii) $1.5 million of accelerated premium amortization included in interest expense.

Refer to “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.

Net Interest Income

The $63.8 million decrease in interest income was primarily attributable to a decrease in our loan and securities portfolios due to paydowns and sales and timing of loan originations. The decline was also a result of the timing of our capital deployment primarily in the last nine months of 2021 which was at lower prevailing LIBOR rates. For the year ended December 31, 2021, securities investments averaged $0.8 billion and loan investments averaged $2.5 billion. For the year ended December 31, 2020, securities investments averaged $1.6 billion and loan investments averaged $3.0 billion. There was a $0.8 billion decrease in average securities, and a $0.5 billion decrease in average loan investments.

The $44.5 million decrease in interest expense is primarily due to repayments made on our facilities including our secured financing facility, loan repurchase facilities, the FHLB, and our revolving credit facility and amortization of a CLO which reduced interest expense. There was also a net decline in our interest expense related to our Notes as we redeemed the 2021 and 2022 Notes during the year, replacing them with newly issued, lower cost, 2029 Notes in June 2021.

The increase in net interest income before provision for loan losses of $19.2 million is explained in the paragraphs above.

As of December 31, 2021, the weighted average yield on our mortgage loan receivables was 5.7%, compared to 6.6% as of December 31, 2020 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of December 31, 2021, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.6%, compared to 5.4% as of December 31, 2020. The decrease in the rate on borrowings against our mortgage loan receivables from December 31, 2020 to December 31, 2021 was primarily due to the utilization of new sources of financing at lower borrowing rates obtained and held during the twelve months ended December 31, 2021. As of December 31, 2021, we had outstanding borrowings secured by our mortgage loan receivables equal to 39.0% of the carrying value of our mortgage loan receivables, compared to 33.4% as of December 31, 2020.

As of December 31, 2021, the weighted average yield on our real estate securities was 1.7%, compared to 1.7% as of December 31, 2020. As of December 31, 2021, the weighted average interest rate on borrowings against our real estate securities was 0.9%, compared to 1.1% as of December 31, 2020. The decrease in the rate on borrowings against our real estate securities from December 31, 2020 to December 31, 2021 was primarily due to lower prevailing market borrowing rates as of December 31, 2021 compared to December 31, 2020. As of December 31, 2021, we had outstanding borrowings secured by our real estate securities equal to 74.4% of the carrying value of our real estate securities, compared to 75.1% as of December 31, 2020.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of December 31, 2021, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 5.0% as of December 31, 2020. As of December 31, 2021, we had outstanding borrowings secured by our real estate equal to 77.9% of the carrying value of our real estate, compared to 77.8% as of December 31, 2020.

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

The total change in reserve for provision for the year ended December 31, 2021 was a release of $8.7 million. The release represents a decline in the general reserve of loans held for investment of $8.6 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macroeconomic assumptions along with newly issued loans with lower expected loss. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements. The total change in reserve for provision for the year ended December 31, 2020 was an addition of $18.3 million which included $9.1 million in the general reserve on both loans held for investment and the related unfunded commitments and $9.2 million in asset-specific provisions related to three loans. The increases during the year are primarily due the specific loss provisions on certain investments and macro economic assumptions that factored in the impact of the COVID-19 pandemic. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

Real Estate Operating Income

The increase of $1.3 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19 partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes realized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2021, we sold/transferred 16 conduit loans with an aggregate outstanding principal balance of $251.6 million and one balance sheet loan with an aggregate outstanding principal balance of $46.6 million resulting in a net gain of $8.4 million. During the year ended December 31, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. During the year ended December 31, 2020, we sold/transferred 31 conduit loans with an aggregate outstanding principal balance of $313.7 million and eight balance sheet mortgage loan receivables held for investment, net, at amortized cost, with an aggregate outstanding principal balance of $280.1 million resulting in a net loss of $1.6 million. During the year ended December 31, 2020, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized gain (loss) on securities for the year ended December 31, 2021 was $1.6 million compared to a realized loss of $(12.4) million for December 31, 2020, which resulted in a net positive change of $14.0 million. For the year ended December 31, 2021, we sold $438.6 million of securities, comprised of $408.2 million of CMBS and $30.4 million of Agency securities. For the year ended December 31, 2020, we sold $931.9 million of securities, comprised of $913.3 million of CMBS, $4.0 million of corporate bonds and $14.6 million of equity securities. Other than temporary impairments on securities of $(0.1) million are included in realized gain (loss) on securities for the year ended December 31, 2021, compared to $(0.5) million for the year ended December 31, 2020.

Unrealized Gain (Loss) on Equity Securities

The Company had no equity security activity during the year ended December 31, 2021, compared to unrealized gain (loss) of $(0.1) million for the year ended December 31, 2020. The Company has elected the fair market value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $23.7 million in realized gain (loss) on the sale of real estate. The increase was primarily as a result of the sale of six retail properties for a realized gain of $53.8 million, one apartment property for a realized gain of $4.0 million and a realized loss on a land parcel of $2.0 million which resulted in an aggregate $55.8 million realized gain (loss) for the year ended December 31, 2021. The realized gain (loss) of $32.1 million for the year ended December 31, 2020 consisted primarily of gains on the sale of 11 diversified commercial real estate properties and one single-tenant net lease property of $27.7 million and $4.4 million, respectively.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $1.5 million decrease in fee and other income year-over-year was primarily due to a increase in exit fees, offset by a decrease in origination fees and dividend income. Also contributing was a realized loss on our investment in the Ladder Select Bond Fund, which was liquidated on June 22, 2020.

Net Result from Derivative Transactions

Net result from derivative transactions of $1.7 million is composed of a realized gain of $1.7 million and an unrealized gain of $33.8 thousand for the year ended December 31, 2021, compared to a loss of $15.3 million for the year ended December 31, 2020, which was comprised of an unrealized loss of $0.3 million and a realized loss of $15.0 million resulting in a positive change of $17.0 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of interest rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2021 was primarily related to movement in interest rates during the year ended December 31, 2021. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $1.4 million, and $1.0 million for the year ended December 31, 2021 and 2020, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.2 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further detail. Our maximum exposure to loss from these investments is limited to the carrying value of our investments. The gain in the year ended December 31, 2020 is attributable to equity and earnings on our investments.

Gain (Loss) on Extinguishment

We had no gain (loss) on extinguishment/defeasance of debt for the year ended December 31, 2021. During the year ended December 31, 2021, the Company redeemed $146.7 million of principal of the 2021 Notes at par and $465.9 million of principal of the 2022 Notes at par. Gain (loss) on extinguishment/defeasance of debt totaled $22.3 million for the year ended December 31, 2020. During the year ended December 31, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt, the Company retired $34.2 million of principal of the 2022 Notes for a repurchase price of $33.2 million, recognizing a $0.7 million net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt and, the Company retired $119.5 million of principal of the 2021 Notes for a repurchase price of $119.3 million, recognizing a $52.4 thousand net gain on extinguishment of debt after recognizing $(0.2) million of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $19.8 million in compensation expense was primarily attributable to a reduction in compensation expense resulting from the timing of the payment of equity based compensation for the year ended December 31, 2021 compared to the year ended December 31, 2020 along with a reduction in head count for December 31, 2021 as compared to December 31, 2020.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease of $2.6 million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The decrease of $2.4 million in real estate operating expense is primarily the result of real estate sales throughout 2021.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease of $1.4 million in fee expense was primarily attributable to decreased servicer fees as a result of a lower average loan balance due to the the timing of our loan originations in 2021.

Depreciation and Amortization

The $1.3 million decrease in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each year.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease in benefit of $10.7 million is primarily a result of an increase in income as a result of taxable gains primarily from the sale of loans.

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

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including (1) cash and cash equivalents; (2) cash generated from operations; (3) proceeds from the issuance of the unsecured bonds; (4) borrowings under repurchase agreements; (5) principal repayments on investments including mortgage loans and securities; (6) borrowings under our revolving credit facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of CLO debt and other non-mark-to-market loan financing; and (11) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis and have the ability to use our significant unencumbered asset base to further finance our business.

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

Our principal debt financing sources include: (1) long-term senior unsecured notes in the form of corporate bonds; (2) CLO issuances; (3) borrowings on both a short- and long-term committed basis, made by Tuebor from the FHLB; (4) long term non-recourse mortgage financing; (5) committed secured funding provided by banks and other lenders; and (6) uncommitted secured funding sources, including asset repurchase agreements with a number of banks.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $621.5 million at December 31, 2021, of which $548.7 million was unrestricted cash and cash equivalents and $72.8 million was restricted cash. We held cash and cash equivalents of $1.3 billion and restricted cash of $29.9 million as of December 31, 2020. As the COVID-19 crisis evolved in 2020, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. The additional liquidity was redeployed into new investments in 2021.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$79,739	$111,943
Net cash provided by (used in) investing activities	(651,460)	1,542,265
Net cash provided by (used in) financing activities	(91,017)	(725,670)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(662,738)	$928,538

We experienced a net decrease in cash, cash equivalents and restricted cash of $(662.7) million for the year ended December 31, 2021 reflecting cash used in operating activities of $79.7 million, cash provided by investing activities of $(651.5) million and cash used in finance activities of $(91.0) million.

Net cash provided by operating activities of $79.7 million was primarily driven by $(220.4) million of originations of mortgage loans held for sale and $(55.8) million of realized gain on sale of real estate, partially offset by $259.1 million of proceeds from sales of mortgage loans held for sale and depreciation and amortization of $37.8 million.

Net cash used in investing activities of $(651.5) million was driven by usage of $(2.3) billion of origination of mortgage loans held for investment, $(247.0) million in purchases of real estate securities, $(63.6) million of purchases of mortgage loans held for investment, and $(20.5) million in purchases of real estate. These uses were partially offset by $1.1 billion of repayment from mortgage loan receivables, $438.6 million of proceeds from sale of real estate securities, $190.9 million proceeds from the sale of real estate, $164.5 million in repayments on securities, and $46.6 million of proceeds from the sale of mortgage loan receivables held for investment.

Net cash used in financing activities of $(91.0) million was primarily as a result of $(100.6) million of dividends payments, $(9.0) million in purchase of treasury shares, $(4.5) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, and $(3.2) million in deferred financing costs partially offset by net borrowings of $25.5 million.

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

Unencumbered Assets

As of December 31, 2021, we held unencumbered cash of $0.5 billion, unencumbered loans of $1.7 billion, unencumbered securities of $150.9 million, unencumbered real estate of $85.9 million and $358.5 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of December 31, 2021 are set forth in the table below ($ in thousands):

December 31, 2021
Committed loan repurchase facilities	$184,517
Committed securities repurchase facility	44,139
Uncommitted securities repurchase facilities	215,921
Total repurchase facilities	444,577
Revolving credit facility	—
Mortgage loan financing(1)	693,797
Secured financing facility(2)	132,447
CLO debt(3)	1,054,774
Borrowings from the FHLB	263,000
Senior unsecured notes(4)	1,631,108
Total debt obligations, net	$4,219,703

(1)Presented net of unamortized debt issuance costs of $0.3 million as of December 31, 2021.
(2)Presented net of unamortized debt issuance costs of $1.9 million and an unamortized discount of $2.1 million related to the Purchase Right (described in detail under Secured Financing Facility below) at December 31, 2021.
(3)Presented net of unamortized debt issuance costs of $9.6 million as of December 31, 2021.
(4)Presented net of unamortized debt issuance costs of $18.7 million as of December 31, 2021.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of December 31, 2021 and 2020. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.2 billion of credit capacity. As of December 31, 2021, the Company had $184.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. As of December 31, 2020, the Company had $255.4 million of borrowings outstanding, with an additional $1.3 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of December 31, 2021.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of December 31, 2021, the Company had $44.1 million borrowings outstanding, with an additional $818.7 million of committed financing available. As of December 31, 2020, the Company had $149.6 million borrowings outstanding, with an additional $638.4 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving credit facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a current maturity date of February 11, 2022, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. The Interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. There were no outstanding draws on the facility as of December 31, 2021. As of December 31, 2020, the Company had $266.4 million borrowings outstanding.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended December 31, 2021, we executed one term debt agreement to finance real estate. These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2022-2031 as of December 31, 2021. These loans have carrying amounts of $693.8 million and $766.1 million, net of unamortized premiums of $3.2 million and $4.6 million as of December 31, 2021 and December 31, 2020, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $1.4 million, $1.2 million and $1.6 million of premium amortization, which decreased interest expense for the years ended December 31, 2021, 2020, and 2019 respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $805.0 million and $909.4 million as of December 31, 2021 and December 31, 2020, respectively.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $5.3 million remains as of December 31, 2021. The Secured Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Secured Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of December 31, 2021, the Company had $132.4 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $1.9 million and a $2.1 million unamortized discount related to the Purchase Right.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company was the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

As of December 31, 2021, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $9.6 million were included in CLO debt as of December 31, 2021.

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

As of December 31, 2021, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.7 years to 2.75 years (with a weighted average of 1.95 years), interest rates of 0.36% to 2.74% (with a weighted average of 0.96%), and advance rates of 71.7% to 95.7% on eligible collateral. As of December 31, 2021, collateral for the borrowings was comprised of $259.3 million of CMBS and U.S. Agency securities and $42.5 million of cash.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.2 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2021. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of December 31, 2021, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of December 31, 2021 and 2020. Unamortized debt issuance costs of $18.7 million and $12.9 million are included in senior unsecured notes as of December 31, 2021 and December 31, 2020, respectively, in accordance with GAAP.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2021, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2021, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval. As of December 31, 2021, the remaining $650.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

Stock Repurchases

On August, 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining authorization per the October 30, 2014 authorization at the time of $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2021, the Company has a remaining amount available for repurchase of $44.1 million, which represents 2.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.99 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the year ended December 31, 2021 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		15,027
Repurchases paid	822,928	(9,007)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2021		$44,122
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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $1.1 billion for the year ended December 31, 2021 and $892.1 million for the year ended December 31, 2020. Repayment of real estate securities provided net cash of $164.5 million for the year ended December 31, 2021 and $146.2 million for the year ended December 31, 2020.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $305.6 million of proceeds from sales of mortgage loans for the year ended December 31, 2021 and $582.8 million of sales of mortgage loans for the year ended December 31, 2020.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $438.6 million for the year ended December 31, 2021 and $932.2 million for the year ended December 31, 2020.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $190.9 million for the year ended December 31, 2021 and $44.7 million for the year ended December 31, 2020.

Proceeds from the issuance of equity

For the year ended December 31, 2021, there were no proceeds realized in connection with the issuance of equity. For the year ended December 31, 2020, we raised $32.0 million of proceeds in connection with the issuance of 4.0 million shares of our Class A common stock. We may issue additional equity in the future.

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

Contractual obligations

Contractual obligations as of December 31, 2021 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$—	$914,442	$388,422	$232,084	$1,534,948
Senior unsecured notes	—		347,956	1,301,838	1,649,794
Interest payable(3)	83,826	187,006	170,514	131,974	573,320
Other funding obligations(4)	26,715	—	—	—	26,715
Operating lease obligations	—	1,060	—	—	1,060
Total	$110,541	$1,102,508	$906,892	$1,665,896	$3,785,837

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)    Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $9.6 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of December 31, 2021 to determine the future interest payment obligations.
(4)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of December 31, 2021.

The table above does not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral. We have made investments in various unconsolidated joint ventures of which our maximum exposure to loss from these investments is limited to the carrying value of our investments. Refer to Note 6 - Investments in and advances made on unconsolidated joint ventures for further detail.

Future Liquidity Needs

In addition to the future contractual obligations above, the Company, in the coming year and beyond, as a part of its normal course of business will require cash to fund unfunded loan commitments and new investments in a combination of balance sheet mortgage loans, conduit loans, real estate investments and securities as it deems appropriate as well as necessary expenses as a part of general corporate purposes. These new investments and general corporate expenses may be funded with existing cash, proceeds from loan and securities payoffs, through financing using our revolving credit facility or loan and security financing facilities, or these could be funded through additional debt or equity facility raises. The Company has no known material cash requirements other than its contractual obligations in the above table, unfunded commitments and future general corporate expenses.

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of December 31, 2021, our off-balance sheet arrangements consisted of $390.1 million of unfunded commitments of mortgage loan receivables held for investment, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, our off-balance sheet arrangements consisted of $148.8 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise underwritten at loan origination, and the timing and amounts of our future funding commitments are likely to be slower and possibly diminished by our clients’ changing business plans to adapt to market conditions.

LIBOR Transition

We continue to develop and implement plans for the discontinuation of LIBOR. Specifically, we: (i) have implemented or are in the process of implementing fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts, (ii) continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and (iii) continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

Interest Rate Environment

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating-rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further disclosures surrounding the impact of rising or falling interest rate on our earnings.

Critical Accounting Policies and Estimates

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

During 2021, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. As a result, the estimate changed from $42.1 million at December 31, 2020 to $32.2 million at December 31, 2021. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

The provision for loan losses for the years ended December 31, 2021 and 2020 were $8.7 million and $18.3 million, respectively. The allowance for loan losses as of December 31, 2021 and December 31, 2020 were $32.2 million and $42.1 million, respectively.

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

We had one property classified held for sale at December 31, 2021 and no properties classified as held for sale at December 31, 2020. We did not record any impairments of real estate for any of the years ended December 31, 2021 or 2020.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of December 31, 2021 and 2020, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption

Our recently adopted accounting pronouncements and recent accounting pronouncements pending adoption are described in Item 8—“Financial Statements and Supplemental Data—Note 2. Significant Accounting Policies.”
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
 Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings ($ in thousands):

	Year Ended December 31,
	2021	2020
Income (loss) before taxes	$57,821	$(19,247)
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures (GAAP)(1)	(371)	(5,559)
Our share of real estate depreciation, amortization and gain adjustments (2)	1,662	22,493
Adjustments for unrecognized derivative results (3)	(7,534)	2,738
Unrealized (gain) loss on fair value securities	91	(225)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	3,063	912
Adjustment for impairment (4)	(8,713)	9,125
Non-cash stock-based compensation	15,321	41,761
Transactional adjustment (5)	—	(680)
Distributable earnings	$61,340	$51,318	(6)

(1)    Prior to the final exchanges of the LCFH Limited Partners into Class A shares in the third quarter of 2020, we considered the Class A common shareholders of the Company and Continuing LCFH Limited Partners to have had fundamentally equivalent interests in our pre-tax earnings. Accordingly, for purposes of computing distributable earnings we start with pre-tax earnings and adjust for other noncontrolling interests in consolidated joint ventures, but we did not adjust for amounts attributable to noncontrolling interest held by Continuing LCFH Limited Partners. As of December 31, 2021, there are no remaining Continuing LCFH Limited Partners. For the years ended December 31, 2021 and December 31, 2020, $17 thousand and $16 thousand was included within net (income) loss attributable to noncontrolling interests in consolidated joint ventures on the consolidated statements of income, respectively.

(2) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

	Year Ended December 31,
	2021	2020
Total GAAP depreciation and amortization	$37,801	$39,079
Less: Depreciation and amortization related to non-rental property fixed assets	(99)	(99)
Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(2,933)	(2,377)
Our share of real estate depreciation and amortization	34,769	36,603

	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(31,219)	(14,677)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	2,667
	Our share of accumulated depreciation and amortization on real estate sold (a)	(31,219)	(12,010)
	Less: Operating lease income on above/below market lease intangible amortization	(1,888)	(2,100)
	Our share of real estate depreciation, amortization and gain adjustments	$1,662	$22,493

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

		Year Ended December 31,
		2021	2020
	GAAP realized gain (loss) on sale of real estate, net	$55,766	$32,102
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(24,547)	(20,092)
	Our share of accumulated depreciation and amortization on real estate sold	$31,219	$12,010

(3)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Year Ended December 31,
		2021	2020
	Net results from derivative transactions	$1,749	$(15,270)
	Hedging interest expense	4,534	2,309
	Hedging realized result	1,251	10,223
	Adjustments for unrecognized derivative results	$7,534	$(2,738)

(4)
For the year ended December 30, 2020, the Company recorded a CECL provision for loan loss of $18.3 million of which $9.2 million was determined to be non-recoverable. The adjustments reflect the portion of such loan loss provision that management has determined to be recoverable, and therefore both additional provisions and releases of those provisions are excluded from distributable earnings.

(5)	The adjustment related to $0.7 million of income related to a tax settlement recognized in the fourth quarter of 2020.

(6)
Our results of operations in the second quarter of 2020 were significantly impacted by the actions we took to generate liquidity and pay down mark-to-market debt in direct response to the highly volatile market conditions that occurred due to the COVID-19 pandemic. The actions taken by management had multiple impacts on distributable earnings for the three months ended June 30, 2020. In late March of 2020, as the COVID-19 crisis continued to unfold, the ability of repurchase financing counterparties to determine the value of collateral in the form of CMBS was impaired as trading volumes in the commercial real estate securities market were at depressed levels characterized by very few buyers and very few, typically distressed, sellers. As a result, the Company received margin calls on its securities repurchase financing, all of which were successfully satisfied by the Company in cash in a timely manner. Management and the board of directors, as stockholders owning over 10% of the Company and as accountable stewards of all stockholders’ capital, elected to strategically position the Company for potential long-term volatility due to the COVID-19 pandemic. The Company therefore took decisive defensive actions, including halting new investment activity, selling performing loans and highly rated securities, paying down debt, including mark-to-market debt that was otherwise not due, as well as hiring professional service firms. These actions were significant strategic shifts to position the Company defensively against highly volatile market conditions caused by the COVID-19 pandemic. The financial impact of such actions aggregated to a $16.9 million net reduction to distributable earnings for the three months ended June 30, 2020. The reduction included $34.5 million of losses comprised of (i) $6.7 million of losses from sales of performing first mortgage loans included in sale of loans, net; (ii) $15.4 million of losses from sales of CMBS; (iii) $3.7 million of losses from conduit loan sales; (iv) $6.5 million of prepayment penalties related to pay downs of mark-to-market debt included in interest expense; (v) $2.1 million of professional fee expenses included in operating expenses primarily for advisory fees related to increasing liquidity and paying down debt with $20 thousand in fees related to employee health and safety, compliance with local, state and national guidelines, and head count reduction; and (vi) $0.2 million of severance costs included in compensation and employee benefits. The losses were partially offset by $19.0 million of gains from the repurchase of, and extinguishment of, unsecured corporate bond debt at a discount from par, net of $1.5 million of accelerated premium amortization included in interest expense.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part I, Item 1A. “Risk Factors.”

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

The following table summarizes the change in net income for a 12-month period commencing December 31, 2021 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the LIBOR interest rate on December 31, 2021, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(1,133)	$3,787
Increase by 1.00%	20,413	(3,507)

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

The continuing COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions, which are in various stages of subsiding, may occur again in the future as a result of COVID-19 variants and the governmental responses thereto, and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the ongoing impacts of the COVID-19 pandemic on our loans. Our portfolio’s low weighted-average loan-to-value of 67.2% as of December 31, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Annual Report as of December 31, 2021.

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

Effective as of July 16, 2021, LCAM is a registered investment adviser under the Advisors Act and currently provides investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Issuers”). The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. LCAM is entitled to receive a management fee connection with the advisory, administrative and monitoring services it performs for the CLO Issuer as the collateral manager; however, LCAM has waived this fee for so long as it or any of its affiliates serves as collateral manager for the CLO Issuers.

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

We may become subject to additional regulatory and compliance burdens if our investment adviser subsidiary expands its product offerings and investment platform.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ladder Capital Corp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Ladder Capital Corp and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Asset-Specific Provision for Loan Losses

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated mortgage loan receivables held for investment, at amortized cost were $3.5 billion, net of allowance for credit losses of $31.8 million, as of December 31, 2021. The provision for loan losses includes a portfolio-based, current expected credit loss (“CECL”) component and an asset-specific component of $11.6 million and $20.2 million, respectively. The portfolio-based component of the provision for loan losses is calculated using a credit loss model, which is a forward-looking, econometric, commercial real estate loss forecasting tool. The model is comprised of a probability of default model and a loss given default model that, layered together with loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded. The asset-specific reserve component relates to reserves for losses on individually impaired loans. Management considers a loan to be impaired when it is deemed probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

The principal considerations for our determination that performing procedures relating to the valuation of the asset-specific provision for loan losses is a critical audit matter are (i) the significant judgment by management in estimating the fair value of the collateral of impaired loans for the asset-specific provision for loan losses, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market capitalization rates used to estimate the fair value of the collateral of impaired loans for the asset-specific provision for loan losses. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the asset-specific provision for loan losses, including the significant assumptions related to market capitalization rates used to estimate the fair value of the collateral for the asset-specific provision for loan losses. These procedures also included, among others (i) testing management’s process relating to the valuation of the asset-specific provision for loan losses, (ii) for a selection of individually impaired loans, evaluating the appropriateness of the valuation methods used by management, (iii) testing the completeness and accuracy of the data used in the valuation methods, and (iv) for a selection of individually impaired loans, evaluating the reasonableness of the significant assumptions related to market capitalization rates by considering consistency with external market data. For a selection of individually impaired loans, professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods used by management and (ii) the reasonableness of the significant assumptions related to market capitalization rates.

Valuation of Assets Acquired Through Foreclosure

As described in Notes 2 and 5 to the consolidated financial statements, the carrying value of the Company’s consolidated real estate and related lease intangibles, net was $865.7 million as of December 31, 2021, inclusive of $38.0 million of real estate acquired through foreclosure in 2021. The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. Management records real estate acquired through foreclosure at fair value. In estimating the fair value of the tangible and intangible assets acquired, management considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods. These methods may include discounted cash flow models, for which assumptions including cash flow projections, discount rate and capitalization rate, or market comparable transactions, which require management judgment in determining the appropriateness of recent comparable sales of similar properties. Management may also use the ground lease approach for land valuation, which requires judgment in determining comparable ground leases and related capitalization rates.

The principal considerations for our determination that performing procedures relating to the valuation of assets acquired through foreclosure is a critical audit matter are (i) the significant judgment by management to estimate the fair value of the assets acquired through foreclosure, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the cash flow projections, discount rate and capitalization rate used to estimate the fair value of assets acquired through foreclosure. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of assets acquired through foreclosure, including the significant assumptions related to cash flow projections, discount rate and capitalization rate used to estimate the fair value of the assets acquired through foreclosure. These procedures also included, among others (i) testing management’s process for estimating the fair value of assets acquired through foreclosure, (ii) evaluating the appropriateness of the valuation method used by management, (iii) testing the completeness and accuracy of the data used in the valuation method, and (iv) evaluating the reasonableness of the significant assumptions related to cash flow projections, discount rate and capitalization rate. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation method used by management and (ii) the reasonableness of the significant assumptions related to cash flow projections, discount rate and capitalization rate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2022

We have served as the Company’s or its predecessor’s auditor since 2009.

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2021(1)	December 31, 2020(1)
Assets
Cash and cash equivalents	$548,744	$1,254,432
Restricted cash	72,802	29,852
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,553,737	2,354,059
Allowance for credit losses	(31,752)	(41,507)
Mortgage loan receivables held for sale	—	30,518
Real estate securities	703,280	1,058,298
Real estate and related lease intangibles, net	865,694	985,304
Real estate held for sale	25,179	—
Investments in and advances to unconsolidated joint ventures	23,154	46,253
Derivative instruments	402	299
Accrued interest receivable	13,645	16,088
Other assets	76,367	147,633
Total assets	$5,851,252	$5,881,229
Liabilities and Equity
Liabilities
Debt obligations, net	$4,219,703	$4,209,864
Dividends payable	27,591	27,537
Accrued expenses	40,249	43,876
Other liabilities	50,090	51,527
Total liabilities	4,337,633	4,332,804
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 126,852,765 and 126,852,765 shares issued and 125,452,568 and 126,378,715 shares outstanding	126	127
Additional paid-in capital	1,795,249	1,780,074
Treasury stock, 1,400,197 and 474,050 shares, at cost	(76,324)	(62,859)
Retained earnings (dividends in excess of earnings)	(207,802)	(163,717)
Accumulated other comprehensive income (loss)	(4,112)	(10,463)
Total shareholders’ equity	1,507,137	1,543,162
Noncontrolling interests in consolidated joint ventures	6,482	5,263
Total equity	1,513,619	1,548,425
Total liabilities and equity	$5,851,252	$5,881,229

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share and Dividend Data)

	Year Ended December 31,
	2021	2020	2019
Net interest income
Interest income	$176,099	$239,849	330,235
Interest expense	182,949	227,474	204,353
Net interest income	(6,850)	12,375	125,882
Provision for (release of) loan loss reserves	(8,713)	18,275	2,600
Net interest income (expense) after provision for (release of) loan losses	1,863	(5,900)	123,282
Other income (loss)
Real estate operating income	101,564	100,248	106,366
Sale of loans, net	8,398	(1,571)	54,758
Realized gain (loss) on securities	1,594	(12,410)	14,911
Unrealized gain (loss) on equity securities	—	(132)	1,737
Unrealized gain (loss) on Agency interest-only securities	(91)	263	84
Realized gain (loss) on sale of real estate, net	55,766	32,102	1,392
Impairment of real estate	—	—	(1,350)
Fee and other income	11,190	12,654	24,403
Net result from derivative transactions	1,749	(15,270)	(30,011)
Earnings (loss) from investment in unconsolidated joint ventures	1,579	1,821	3,432
Gain (loss) on extinguishment of debt	—	22,250	(1,070)
Total other income (loss)	181,749	139,955	174,652
Costs and expenses
Compensation and employee benefits	38,347	58,101	67,768
Operating expenses	17,672	20,294	22,595
Real estate operating expenses	26,161	28,584	23,323
Fee expense	5,810	7,244	6,090
Depreciation and amortization	37,801	39,079	38,511
Total costs and expenses	125,791	153,302	158,287
Income (loss) before taxes	57,821	(19,247)	139,647
Income tax expense (benefit)	928	(9,789)	2,646
Net income (loss)	56,893	(9,458)	137,001
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(371)	(5,544)	694
Net (income) loss attributable to noncontrolling interests in Operating Partnership	—	557	(15,050)
Net income (loss) attributable to Class A common shareholders	$56,522	$(14,445)	$122,645

Earnings per share:
Basic	$0.46	$(0.13)	$1.16
Diluted	$0.45	$(0.13)	$1.15

Weighted average shares outstanding:
Basic	123,763,843	112,409,615	105,455,849
Diluted	124,563,051	112,409,615	106,399,783

Dividends per share of Class A common stock	$0.80	$0.94	$1.36

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$56,893	$(9,458)	$137,001
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	8,005	(28,618)	24,678
Reclassification adjustment for (gain) loss included in net income (loss)	(1,654)	13,460	(14,748)
Total other comprehensive income (loss)	6,351	(15,158)	9,930
Comprehensive income (loss)	63,244	(24,616)	146,931
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(371)	(5,544)	694
Comprehensive income (loss) of combined Class A common shareholders and Operating Partnership unitholders	62,873	(30,160)	$147,625
Comprehensive (income) loss attributable to noncontrolling interests in operating partnership	—	5,765	(16,195)
Comprehensive income (loss) attributable to Class A common shareholders	$62,873	$(24,395)	$131,430

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, December 31, 2020	126,378	$127	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$5,263	$1,548,425
Contributions	—	—	—	—	—	—	1,631	1,631
Distributions	—	—	(125)	—	—	—	(783)	(908)
Amortization of equity based compensation	—	—	15,300	—	—	—	—	15,300
Purchase of treasury stock	(823)	(1)	—	(9,007)	—	—	—	(9,008)
Re-issuance of treasury stock	748	1	—	(1)	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(440)	—	—	(4,457)	—	—	—	(4,457)
Forfeitures	(410)	(1)	—	—	—	—	—	(1)
Dividends declared	—	—	—	—	(100,607)	—	—	(100,607)
Net income (loss)	—	—	—	—	56,522	—	371	56,893
Other comprehensive income (loss)	—	—	—	—	—	6,351	—	6,351
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)

	Shareholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests		Total Equity
	Shares	Par	Shares	Par					Operating Partnership	Consolidated Joint Ventures
Balance, December 31, 2019	107,509	$108	12,160	$12	$1,532,384	$(42,699)	$(35,746)	$4,218	$172,054	$8,646	$1,638,977
Contributions	—	—	—	—	—	—	—	—	—	860	860
Distributions	—	—	—	—	—	—	—	—	(6,698)	(9,787)	(16,485)
Amortization of equity based compensation	—	—	—	—	42,728	—	—	—	—	—	42,728
Issuance of common stock	4,000	4	—	—	31,996	—	—	—	—	—	32,000
Issuance of Purchase Right	—	—	—	—	8,425	—	—	—	—	—	8,425
Grants of restricted stock						—	—	—	—	—	—
Purchase of treasury stock	(384)	—	—	—	—	(3,035)	—	—	—	—	(3,035)
Re-issuance of treasury stock	4,423	4	—	—	(4)	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(1,301)	(1)	—	—	—	(17,125)	—	—	—	—	(17,126)
Forfeitures	(28)	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(107,729)	—	—	—	(107,729)
Exchange of noncontrolling interest for common stock	12,159	12	(12,160)	(12)	165,788	—	—	(6,952)	(158,613)	—	223
CECL Adoption (refer to Note 3)	—	—	—	—	—	—	(5,797)	—	—	—	(5,797)
Net income (loss)	—	—	—	—	—	—	(14,445)	—	(557)	5,544	(9,458)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(9,950)	(5,208)	—	(15,158)
Rebalancing of ownership percentage between Company and Operating Partnership	—	—	—	—	(1,243)	—	—	2,221	(978)	—	—
Balance, December 31, 2020	126,378	$127	—	$—	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$—	$5,263	$1,548,425

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$56,893	$(9,458)	$137,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	—	(22,250)	1,070
Depreciation and amortization	37,801	39,079	38,511
Unrealized (gain) loss on derivative instruments	(42)	269	(1,542)
Unrealized (gain) loss on equity securities	—	132	(1,737)
Unrealized (gain) loss on Agency interest-only securities	91	(263)	(84)
Unrealized (gain) loss on investment in mutual fund	—	(158)	(405)
Provision for (release of) loan loss reserves	(8,713)	18,275	2,600
Impairment of real estate	—	—	1,350
Amortization of equity based compensation	15,300	42,728	21,777
Amortization of deferred financing costs included in interest expense	21,530	18,730	10,987
Amortization of premium on mortgage loan financing	(1,226)	(1,160)	(1,584)
Amortization of above- and below-market lease intangibles	(1,888)	(2,234)	(1,359)
(Accretion)/amortization of discount, premium and other fees on loans	(13,832)	(15,530)	(17,845)
(Accretion)/amortization of discount, premium and other fees on securities	236	526	217
Realized (gain) loss on sale of mortgage loan receivables held for sale	(8,398)	(8,026)	(54,758)
Realized (gain) loss on sale of mortgage loan receivables held for investment	—	9,596	—
Realized (gain) loss on disposition of loan via foreclosure	26	(98)	(2,250)
Realized (gain) loss on securities	(1,594)	13,136	(14,911)
Realized (gain) loss on sale of real estate, net	(55,766)	(32,102)	(1,392)
Realized gain on sale of derivative instruments	—	(108)	84
(Earnings) loss from investments in unconsolidated joint ventures in excess of distributions received	(1,462)	(1,821)	(3,432)
Insurance proceeds for remediation work due to property damage	2,092	—	—
Insurance proceeds used for remediation work due to property damage	(1,888)	—	—
Origination of mortgage loan receivables held for sale	(220,359)	(212,845)	(946,178)
Purchases of mortgage loan receivables held for sale	—	—	(9,934)
Repayment of mortgage loan receivables held for sale	183	404	667
Proceeds from sales of mortgage loan receivables held for sale	259,092	312,273	1,024,357
Distributions from operations of investment in unconsolidated joint ventures	—	—	3,317
Change in deferred tax asset (liability)	271	94	4,814
Changes in operating assets and liabilities:
Accrued interest receivable	649	4,895	5,556
Other assets	5,758	(8,778)	1,502
Accrued expenses and other liabilities	(5,015)	(33,363)	(13,192)
Net cash provided by (used in) operating activities	79,739	111,943	183,207

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(2,309,888)	(353,662)	(1,452,049)
Purchases of mortgage loan receivables held for investment	(63,600)	—	—
Repayment of mortgage loan receivables held for investment	1,103,614	891,705	1,639,101
Proceeds from sale of mortgage loan receivables held for investment	46,557	270,491	—
Purchases of real estate securities	(247,022)	(440,612)	(1,645,640)

	Year Ended December 31,
	2021	2020	2019
Repayment of real estate securities	164,494	146,158	491,880
Basis recovery of interest-only securities	6,589	7,611	12,086
Proceeds from sales of real estate securities	438,594	932,158	855,618
Purchases of real estate	(20,452)	(7,440)	(20,235)
Capital improvements of real estate	(4,873)	(6,103)	(7,592)
Proceeds from sale of real estate	190,870	67,104	12,123
Capital contributions and advances to investment in unconsolidated joint ventures	—	—	(56,337)
Capital distribution from investment in unconsolidated joint ventures	24,561	4,002	48,514
Capitalization of interest on investment in unconsolidated joint ventures	—	—	(142)
Purchase of FHLB stock	—	—	(3,704)
Proceeds from sale of FHLB stock	19,165	30,619	—
Purchase of derivative instruments	(69)	(196)	(310)
Sale of derivative instruments	—	430	100
Net cash provided by (used in) investing activities	(651,460)	1,542,265	(126,587)
Cash flows from financing activities:
Deferred financing costs paid	(3,221)	(18,021)	(6,910)
Proceeds from borrowings under debt obligations	4,519,064	10,021,156	14,402,852
Repayment of borrowings under debt obligations	(4,493,566)	(10,614,556)	(14,022,875)
Cash dividends paid to Class A common shareholders	(100,553)	(118,888)	(144,530)
Capital distributed to noncontrolling interests in operating partnership	—	(6,698)	(17,262)
Capital contributed by noncontrolling interests in consolidated joint ventures	1,506	860	498
Capital distributed to noncontrolling interests in consolidated joint ventures	(783)	(9,787)	(1,213)
Reissuance of treasury stock	(1)	—	—
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(4,457)	(17,126)	(9,247)
Purchase of treasury stock	(9,007)	(3,035)	(637)
Issuance of common stock	1	32,000	—
Issuance of Purchase Right	—	8,425	—
Net cash provided by (used in) financing activities	(91,017)	(725,670)	200,676
Net increase (decrease) in cash, cash equivalents and restricted cash	(662,738)	928,538	257,296
Cash, cash equivalents and restricted cash at beginning of period	1,284,284	355,746	98,450
Cash, cash equivalents and restricted cash at end of period	$621,546	$1,284,284	$355,746

Supplemental information:
Cash paid for interest, net of amounts capitalized	$173,128	$202,939	$195,061
Cash paid (received) for income taxes	(2,527)	2,197	885

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	18	—	—
Securities and derivatives sold, not settled	10	—	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	26,636	69,649	—
Settlement of mortgage loan receivable held for investment by real estate, net	(81,129)	(28,903)	(44,183)
Transfer from mortgage loans receivable held for sale to mortgage loans receivable held for investment, net, at amortized cost	—	—	45,832
Real estate acquired in settlement of mortgage loan receivable held for investment, net	81,750	29,310	84,356
Transfer of real estate and related lease intangible, net into real estate held for sale	25,179	—	—
Net settlement of sale of real estate, subject to debt - real estate	(29,827)	(31,768)	(11,943)

	Year Ended December 31,
	2021	2020	2019
Net settlement of sale of real estate, subject to debt - debt obligations	29,827	31,768	11,943
Exchange of noncontrolling interest for common stock	—	158,625	16,110
Mortgage loan assumed in foreclosure of real estate	—	—	(33,904)
Change in deferred tax asset related to exchanges of noncontrolling interest for common stock	—	223	394
Increase in amount payable pursuant to tax receivable agreement	—	—	(11)
Rebalancing of ownership percentage between Company and Operating Partnership	—	(978)	803
Dividends declared, not paid	27,591	27,537	38,696
Stock dividends	—	—	23,823
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$548,744	$1,254,432	$58,171
Restricted cash	72,802	29,852	297,575
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$621,546	$1,284,284	$355,746

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. We originate and invest in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. Our investment activities include: (i) our primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of December 31, 2021, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

COVID-19 Impact on the Organization

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. We continue to actively manage the liquidity and operations of the Company in light of the market conditions and the overall financial impact of COVID-19 across most industries in the United States. In view of the ongoing uncertainty related to the duration of the pandemic, its ultimate impact on our revenues, profitability and financial position remains difficult to assess at this time. Refer to the Notes to the Consolidated Financial Statements for further disclosure on the current and potential impact of the ongoing COVID-19 pandemic on our business.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance generally accepted accounting principles in the United States (“GAAP”).

The consolidated financial statements include the Company’s accounts and those of its subsidiaries which are majority-owned and/or controlled by the Company and variable interest entities (“VIEs”) for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Refer to Note 10, Consolidated Variable Interest Entities for further information on the Company’s consolidated variable interest entities.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of resulting changes are reflected in the consolidated financial statements in the period the changes are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•valuation of real estate securities;
•valuation of mortgage loan receivables held for sale;
•valuation of real estate;
•allocation of purchase price for acquired real estate;
•impairment, and useful lives, of real estate;
•useful lives of intangible assets;
•valuation of derivative instruments;
•valuation of deferred tax asset (liability);
•determination of effective yield for recognition of interest income;
•adequacy of current expected credit losses (“CECL”) including the valuation of underlying collateral for collateral-dependent loans;
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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less, at the time of acquisition, to be cash equivalents. The Company maintains cash accounts at several financial institutions, which are insured up to a maximum of $250,000 per account as of December 31, 2021 and December 31, 2020. At December 31, 2021 and December 31, 2020, and at various times during the years, the balances exceeded the insured limits.

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

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to market such loans, the Company will evaluate if the loan meets held for sale criteria and then will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

Allowance for Credit Losses

The allowance for loan losses reflects the Company’s estimate of loan losses inherent in its loan portfolio as of the balance sheet date. The allowance for loan losses includes a portfolio-based, current expected credit loss (“CECL”) component and an asset-specific component. In compliance with the CECL reporting requirements, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company has engaged a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded. The CECL model was implemented in 2020. Given the year ended 2019’s loss model was based on the incurred loss model, management notes that the 2019 period is not measured on a comparable basis.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific impairment, and are not included in the Company’s assessment of the CECL reserve. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision for loan loss is recorded to the extent necessary.

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

Real Estate Securities

The Company classifies its real estate securities investments on the date of acquisition of the investment. Real estate securities that the Company does not hold for the purpose of selling in the near-term, but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses on all securities, except for Government National Mortgage Association (“GNMA”) interest-only and Federal Home Loan Mortgage Corp (“FHLMC”) interest-only securities (collectively, “Agency interest-only securities”) and equity securities, recorded as a component of other comprehensive income (loss) in shareholders’ equity. As more fully described in Note 4, certain securities which were purchased from the LCCM LC-26 securitization trust are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which are subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company accounts for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in earnings in the consolidated statements of income. The Company’s recognition of interest income from its Agency interest-only and all other securities, including effective interest from amortization of premiums, follows the Company’s Revenue Recognition policy, as disclosed within this Note for recognizing interest income on its securities. The interest income recognized from the Company’s Agency interest-only securities is recorded in interest income on the consolidated statements of income. The Company uses the specific identification method when determining the cost of securities sold and the amount of gain (loss) on securities recognized in earnings. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss in the consolidated statements of income.

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

Real Estate

The Company generally acquires real estate assets or land and development assets through cash purchases and may also acquire such assets through foreclosure or deed-in-lieu of foreclosure in full or partial satisfaction of defaulted loans. Based on the Company’s strategic plan to realize the maximum value from the real estate acquired, properties are either classified as Real estate, net or Real estate held for sale in the consolidated balance sheets. When the Company intends to hold, operate or develop the property for a period of at least 12 months, assets are classified as Real estate, net. If the Company intends to market these properties for sale in the near term, assets are evaluated against the held for sale criteria and then may be classified as real estate held for sale in the consolidated balance sheets. The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company records real estate acquired through foreclosure at fair value. The Company considers the period of future benefit of the asset to determine its appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 20 to 55 years for buildings, four to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets or liabilities.

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

Real Estate Held for Sale

In accordance with accounting guidance found in ASC Topic 360 - Property, Plant, and Equipment (“ASC 360”), when assets meet the criteria for held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, an impairment charge will be recorded in the consolidated statements of income.

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

Sales of Real Estate

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 606-20, Revenue from Contracts with Customers (“ASC 606-20”) or ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). Generally, the Company’s sales of residential condominiums would be governed by ASC 606-20 and the sales of rental properties under ASC 610-20.

Investments in and Advances to Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as investments in unconsolidated joint ventures, subsequently adjusted for equity in earnings and cash contributions and distributions. In the event there is an outside basis portion of the Company’s joint ventures, it is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed. Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee. If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses. The Company classifies distributions received from its investments in unconsolidated joint ventures using the nature of the distribution approach.

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

Valuation Hierarchy

In accordance with the authoritative guidance on fair value measurements and disclosures under ASC 820 - Fair Value Measurement, the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

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

Each member of the FHLB must purchase and hold FHLB stock as a condition of initial and continuing membership, in proportion to their borrowings from the FHLB and levels of certain assets. Members may need to purchase additional stock to comply with these capital requirements from time to time. FHLB stock is redeemable by Tuebor upon five (5) years prior written notice, subject to certain restrictions and limitations. Under certain conditions, the FHLB may also, at its sole discretion, repurchase FHLB stock from its members. The Company records its investment in FHLB stock at its par value and the FHLB stock is expected to be repurchased by the FHLB at its par value. As of December 31, 2021 and 2020, the carrying value of the FHLB stock was $11.8 million and $31.0 million respectively, which is included in other assets on the consolidated balance sheets.

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

Repurchase Agreements

The Company finances certain of its mortgage loan receivables held for sale, a portion of its mortgage loan receivables held for investment and the majority of its real estate securities using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price, which represents the original sales price plus interest. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables held for sale, mortgage loan receivables held for investment and real estate securities with repurchase agreements with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of December 31, 2021 and 2020, none of the Company’s repurchase agreements are accounted for as linked transactions.

Income Taxes

The Company has elected to be taxed as a REIT under the Code effective January 1, 2015. The Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the stockholder level only. Any income associated with a TRS is fully taxable because a TRS is subject to federal and state income taxes as a domestic C corporation based upon its taxable net income. The Company is also subject to U.S. federal income tax (and possibly state and local taxes) to the extent it recognizes any “built-in gains” that existed as of January 1, 2015, the effective date of Company’s election to be subject to tax as a REIT under the Code (the “REIT Election”) for the five year period following the REIT Election. The Company intends to continue to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes (“ASC 740”), which requires the recognition of tax benefits or expenses on the temporary differences between financial reporting and tax bases of assets and liabilities.  The Company determines whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity.

The Company’s policy is to classify interest and penalties associated with underpayment of U.S. federal and state income taxes, if any, as a component of operating expense on its consolidated statements of income. For the years ended December 31, 2021 and 2020, the Company did not have material interest or penalties associated with the underpayment of any income taxes. The last three tax years remain open and subject to examination by tax jurisdictions.

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

For loans classified as held for investment and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are recognized in interest income over the loan term as a yield adjustment using the effective interest method. For loans classified as held for sale and that the Company has not elected to record at fair value under ASC 825, origination fees and direct loan origination costs are deferred adjusting the basis of the loan and are realized as a portion of the gain/(loss) on sale of loans when sold. As of December 31, 2021 and 2020, the Company did not hold any loans for which the fair value option was elected.

For our CMBS rated below AA, which represents 6% of the Company’s CMBS portfolio as of December 31, 2021, cash flows from a security are estimated by applying assumptions used to determine the fair value of such security and the excess of the future cash flows over the investment are recognized as interest income under the effective yield method. The Company will review and, if appropriate, make adjustments to, its cash flow projections at least quarterly and monitor these projections based on input and analysis received from external sources and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in interest income recognized and amortization of any premium or discount on, or the carrying value of, such securities.
For investments purchased with evidence of deterioration of credit quality for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, the Company will apply the provisions of ASC 310-30 - Loans and Debt Securities Acquired with Deteriorated Credit Quality. ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. ASC 310-30 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. ASC 310-30 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

Recognition of Operating Lease Income and Tenant Recoveries

Certain arrangements may contain both lease and non-lease components. The Company determines if an arrangement is, or contains, a lease at contract inception. Only the lease components of these contractual arrangements are subject to the provisions of ASC 842. Any non-lease components are subject to other applicable accounting guidance. We elected, however, to adopt the optional practical expedient not to separate lease components from non-lease components for accounting purposes. This policy election has been adopted for each of the Company’s leased asset classes existing as of the effective date and subject to the transition provisions of ASC 842 - Leases, will be applied to all new or modified leases executed on or after January 1, 2019. For contractual arrangements executed in subsequent periods involving a new leased asset class, the Company will determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.

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

Debt Issued

From time to time, a subsidiary of the Company will originate a loan (each, an “Intercompany Loan,” and collectively, “Intercompany Loans”) to another subsidiary of the Company to finance the purchase of real estate. The mortgage loan receivable and the related obligation do not appear in the Company’s consolidated balance sheets as they are eliminated upon consolidation. Once the Company issues (sells) an Intercompany Loan to a third-party securitization trust (for cash), the related mortgage note is held for the first time by a creditor external to the Company. The accounting for the securitization of an Intercompany Loan—a financial instrument that has never been recognized in our consolidated financial statements as an asset—is considered a financing transaction under ASC 470 - Debt, and ASC 835 - Interest.

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

Fee and Other Income

Fee and other income is composed of income from dividend income on our investment in FHLB stock, as well as from underwriting fees, exit fees and other fees on the loans we originate and in which we invest.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”), and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848)-Scope (“ASU 2021-01”). Both ASU 2020-04 and ASU 2021-01 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 and ASU 2021-01 are effective upon issuance for contract modifications and hedging relationships on a prospective basis. While the Company is currently assessing the impact of ASU 2020-04 and ASU 2021-01, the Company does not expect the adoptions to have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs, (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The adoption of ASU 2020-08 did not have a material impact on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). The adoption of ASU 2021-05 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of ASU 2021-05 and does not expect this to have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The adoption of ASU 2020-10 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements.

Any new accounting standards not disclosed above that have been issued or proposed by FASB and that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. MORTGAGE LOAN RECEIVABLES

December 31, 2021 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,482,715	$3,454,654		5.50%	1.8
Mezzanine loans	99,204	99,083		10.92%	1.9
Total mortgage loans receivable	3,581,919	3,553,737		5.65%	1.8
Allowance for credit losses	N/A	(31,752)
Total mortgage loan receivables held for investment, net, at amortized cost	3,581,919	3,521,985
Total	$3,581,919	$3,521,985	(3)	5.65%	1.8

(1)Includes the impact from interest rate floors. December 31, 2021 LIBOR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $80.2 million. Refer to “Non-Accrual Status” below for further details.
(3)Includes $26.0 million of deferred origination fees and other items as of December 31, 2021.

As of December 31, 2021, $3.3 billion, or 91.5%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $3.3 billion, 100% of these variable interest rate mortgage loan receivables were subject to interest rate floors.

December 31, 2020 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$2,243,639	$2,232,749		6.50%	1.1
Mezzanine loans	121,565	121,310		10.83%	2.7
Total mortgage loans receivable	2,365,204	2,354,059		6.65%	1.2
Allowance for credit losses	N/A	(41,507)
Total mortgage loan receivables held for investment, net, at amortized cost	2,365,204	2,312,552
Mortgage loan receivables held for sale:
First mortgage loans	30,478	30,518		4.05%	9.2
Total	$2,395,682	$2,343,070	(3)	6.74%	1.3

(1)Includes the impact from interest rate floors. December 31, 2020 LIBOR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $175.0 million. Refer to “Non-Accrual Status” below for further details.
(3)Includes $8.9 million of deferred origination fees and other items as of December 31, 2020.

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

For the years ended December 31, 2021 and 2020, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	2,309,888	—	220,359
Purchases of mortgage loan receivables	63,600	—
Repayment of mortgage loan receivables	(1,059,796)	—	(183)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(259,092)
Non-cash disposition of loans via foreclosure(1)	(81,289)	—	—
Sale of loans, net	—	—	8,398
Accretion/amortization of discount, premium and other fees	13,832	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release of provision for current expected credit loss, net	—	8,605	—
Balance, December 31, 2021	$3,553,737	$(31,752)	$—

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2019	$3,257,036	$(20,500)	$122,325
Origination of mortgage loan receivables	353,661	—	212,845
Repayment of mortgage loan receivables	(960,832)	—	(404)
Proceeds from sales of mortgage loan receivables	(270,491)	—	(312,273)
Non-cash disposition of loan via foreclosure(1)	(31,249)	—	—
Sale of loans, net	(9,596)	—	8,025
Accretion/amortization of discount, premium and other fees	15,530	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	2,500	—
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—
Provision for current expected credit loss (impact to earnings)(2)	—	(18,543)	—
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.
(2)During the year ended December 31, 2020, the initial impact of the implementation of the CECL accounting standard as of January 1, 2020 is recorded against retained earnings. Subsequent remeasurement thereafter, including the period to date change for the year ended December 31, 2020, is accounted for as provision for (release of) loan losses in the consolidated statements of income.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Mortgage loans transferred but not considered sold	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2018	$3,318,390	$—	$(17,900)	$182,439
Origination of mortgage loan receivables	1,452,049	—	—	946,178
Purchases of mortgage loan receivables	—	—	—	9,934
Repayment of mortgage loan receivables	(1,531,551)	—	—	(795)
Proceeds from sales of mortgage loan receivables(1)	—	(15,504)	—	(1,008,853)
Non-cash disposition of loan via foreclosure(2)	(45,529)	—	—	—
Sale of loans, net	—	—	—	54,758
Transfer between held for investment and held for sale(1)	45,832	15,504	—	(61,336)
Accretion/amortization of discount, premium and other fees	17,845	—	—	—
Provision for loan losses	—	—	(2,600)	—
Balance, December 31, 2019	$3,257,036	$—	$(20,500)	$122,325

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
(2)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Year Ended December 31,
Allowance for Credit Losses	2021		2020		2019
Allowance for credit losses at beginning of period	$41,507		$20,500		$17,900
Provision for current expected credit loss (implementation impact)(1)	—		4,964		—
Provision for (release of) current expected credit loss, net (impact to earnings)(2)	(8,605)		18,543		2,600
Foreclosure of loans subject to asset-specific reserve	(1,150)		(2,500)		—
Allowance for credit losses at end of period	$31,752		$41,507		$20,500

(1)Additional provisions for current expected credit losses related to implementation of $0.8 million and $22.0 thousand related to unfunded commitments and held-to-maturity securities, respectively, were recorded on January 1, 2020 at implementation of CECL.
(2)There was no asset specific reserves recorded in 2021. The total provision for 2020 and 2019 includes asset specific reserves of $9.2 million and $2.0 million respectively, as well as a general reserve component of $(8.6) million, $9.4 million, and $0.6 million for the years ended 2021, 2020, and 2019 respectively.

Non-Accrual Status	December 31, 2021		December 31, 2020
Carrying value of loans on non-accrual status, net of asset-specific reserve	$80,229	(1)	$175,022	(2)

(1)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $25.6 million and one loan with a carrying value of $30.5 million.
(2)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $27.1 million, one loan with a carrying value of $36.4 million, one loan with a carrying value of $13.0 million, one loan with a carrying value of $30.6 million and one loan with a carrying value of $43.8 million which was foreclosed on and sold in 2021.

Current Expected Credit Loss (“CECL”)

As of December 31, 2021, the Company has a $32.2 million allowance for current expected credit losses, of which $31.8 million pertains to mortgage loan receivables. This allowance includes threeloans that have an aggregate of $20.2 million of asset-specific reserves against a carrying value of $69.9 million as of December 31, 2021. The Company concluded that none of its loans, other than the three loans discussed in “Non-Accrual Status” below, are individually impaired as of December 31, 2021.

The total change in reserve for provision for the year ended December 31, 2021 was a release of $8.7 million. The release represents a decline in the general reserve of loans held for investment of $8.6 million and the release on unfunded loan commitments of $0.1 million. The release during the year ended December 31, 2021 is primarily due to an improvement in macro economic assumptions.

As of December 31, 2020, the Company had a $42.1 million allowance for current expected credit losses. This included four loans that had an aggregate of $21.4 million of asset-specific reserves against a carrying value of $116.4 million. The Company concluded that none of its loans, other than the four loans discussed below, were individually impaired as of December 31, 2020.

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

The total change in reserve for provision for the year ended December 31, 2020 was $18.3 million, which included $9.1 million in the general reserve on both the loans held for investment and the related unfunded commitments and $9.2 million in asset-specific provision related to three loans. The movement in the reserve was primarily due to the update of the macro economic assumptions used.

Loan Portfolio by Geographic Region, Property Type and Vintage (amortized cost $ in thousands)

	December 31,	December 31,
Geographic Region	2021	2020
South	$937,125	$313,759
Northeast	1,080,652	707,485
Midwest	434,157	462,602
West	530,599	316,620
Southwest	501,272	437,153
Subtotal mortgage loans receivable	3,483,805	2,237,619
Individually impaired loans(1)	69,932	116,440
Total mortgage loans receivable	$3,553,737	$2,354,059

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by property type as of December 31, 2021 and December 31, 2020, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of December 31, 2021
Collateral Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$784,556	$29,636	$121,346	$59,073	$73,911	$1,068,522
Mixed Use	538,949	84,600	140,926	—	—	764,475
Multifamily	697,089	3,131	47,322	—	—	747,542
Hospitality	41,635	—	43,666	90,132	110,890	286,323
Retail	105,362	—	89,058	—	25,486	219,906
Industrial	41,203	—	108,469	—	—	149,672
Manufactured Housing	117,265	—	26,404	—	3,941	147,610
Other	26,801	—	8,768	20,743	—	56,312
Self-Storage	43,443	—	—	—	—	43,443
Subtotal mortgage loans receivable	2,396,303	117,367	585,959	169,948	214,228	3,483,805
Individually Impaired loans (1)	—	—	—	—	69,932	69,932
Total mortgage loans receivable (2)	$2,396,303	$117,367	$585,959	$169,948	$284,160	$3,553,737

	Amortized Cost Basis by Origination Year as of December 31, 2020
Collateral Type	2020	2019	2018	2017	2016 and Earlier	Total
Office	$—	$196,610	$249,330	$83,673	$50,935	$580,548
Multifamily	65,537	260,254	44,665	24,406	—	394,862
Hospitality	—	43,000	139,394	67,307	78,694	328,395
Other	31,217	131,434	77,484	—	—	240,135
Mixed Use	106,537	101,704	—	13,268	—	221,509
Retail	—	110,492	—	—	65,734	176,226
Industrial	46,130	114,630	—	—	6,461	167,221
Manufactured Housing	4,553	57,305	11,718	—	3,961	77,537
Self-Storage	—	35,986	15,200	—	—	51,186
Subtotal mortgage loans receivable	253,974	1,051,415	537,791	188,654	205,785	2,237,619
Individually Impaired loans (1)	—	—	44,952	—	71,488	116,440
Total mortgage loans receivable (3)	$253,974	$1,051,415	$582,743	$188,654	$277,273	$2,354,059

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $12.6 million of accrued interest receivable on all loans at December 31, 2021.
(3)Not included above is $14.5 million of accrued interest receivable on all loans at December 31, 2020.

Individually Impaired Loans

As of December 31, 2021, two loans with an amortized cost basis of $26.9 million and a combined carrying value of $24.2 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded an asset-specific provision for loss in 2018 on one of these loans, with a carrying value of $5.9 million, of $2.7 million to reduce the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of December 31, 2021, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 4.88% to 5.23%.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a TDR, which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. For the three months ended March 31, 2020, management determined that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent comparable sales and (ii) a change in market conditions driven by COVID-19 as capital flow to the tertiary markets shifted. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of December 31, 2021, the amortized cost basis was $43.1 million, and after allowance for credit loss of the A-Note and the B-Note of $17.5 million, the carrying value of the combined mortgage loans was $25.6 million. As of December 31, 2021, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 8.50% to 9.25%.

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

Other Loans on Non-Accrual Status

As of December 31, 2021, one other loan was on non-accrual status, with a carrying value of $30.5 million. The Company put this loan on non-accrual status in the fourth quarter of 2020 and performed a review of the collateral for the loan. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. There are no other loans on non-accrual status other than those discussed above in Individually Impaired Loans as of December 31, 2021.

During the twelve months ended December 31, 2021, the Company resolved two of its non-accrual loans. One loan with a carrying value of $12.0 million received a full pay-off which included all accrued interest and fees and one loan with a carrying value of $36.4 million completed foreclosure. Refer to Note 5 for further disclosure of foreclosed real estate.

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

CMBS, CMBS interest-only securities, U.S. Agency securities, GNMA construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and FHLMC securities are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at December 31, 2021 and December 31, 2020 ($ in thousands):

December 31, 2021

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$691,402	$691,026	$775	$(5,508)	$686,293	(3)	73	AAA	1.57%	1.57%	2.06
CMBS interest-only(2)(4)	1,302,551	15,268	617	—	15,885	(5)	13	AAA	0.45%	5.67%	1.88
GNMA interest-only(4)(6)	59,075	518	105	(64)	559		14	AA+	0.38%	4.97%	3.64
Agency securities(2)	557	560	3	—	563		2	AA+	2.47%	1.58%	0.69
Total debt securities	$2,053,585	$707,372	$1,500	$(5,572)	$703,300		102		0.83%	1.67%	2.06
Allowance for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,053,585	$707,372	$1,500	$(5,592)	$703,280		102

December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS(2)	$1,015,520	$1,015,282	$1,382	$(13,363)	$1,003,301	(3)	90	AAA	1.56%	1.56%	2.01
CMBS interest-only(2)(4)	1,498,181	21,567	672	(26)	22,213	(5)	15	AAA	0.44%	3.53%	2.19
GNMA interest-only(4)(6)	75,350	868	232	(100)	1,000		11	AA+	0.43%	5.06%	3.59
Agency securities(2)	586	593	12	—	605		2	AA+	2.55%	1.64%	1.26
GNMA permanent securities(2)	30,254	30,340	859	—	31,199		5	AA+	3.87%	3.49%	1.98
Total debt securities	$2,619,891	$1,068,650	$3,157	$(13,489)	$1,058,318		123		0.91%	1.66%	2.01
Allowance for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,619,891	$1,068,650	$3,157	$(13,509)	$1,058,298		123

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
(3)As of December 31, 2021 and December 31, 2020, respectively, includes $9.9 million and $11.1 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(4)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(5)As of December 31, 2021 and December 31, 2020, respectively, includes $0.5 million and $0.7 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at December 31, 2021 and December 31, 2020 ($ in thousands):

December 31, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$304,357	$354,670	$10,307	$16,958	$686,292
CMBS interest-only	1,018	14,868	—	—	15,886
GNMA interest-only	102	278	179	—	559
Agency securities	503	60	—	—	563
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$305,980	$369,876	$10,486	$16,958	$703,280

December 31, 2020

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$230,977	$748,953	$23,371	$—	$1,003,301
CMBS interest-only	1,572	20,641	—	—	22,213
GNMA interest-only	65	647	288	—	1,000
Agency securities	—	605	—	—	605
GNMA permanent securities	67	31,132	—	—	31,199
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$232,681	$801,978	$23,659	$—	$1,058,298

During the year ended December 31, 2021 the Company did not have any sales of equity securities. During the years ended December 31, 2020 and 2019 the Company realized a gain (loss) on the sale of equity securities of $1.1 million and $0.2 million which are included in realized gain (loss) on securities on the Company’s consolidated statements of income.

During the years ended December 31, 2021, 2020 and 2019 the Company recorded other than temporary impairments of $0.1 million, $0.5 million and $0.1 million respectively, which are included in realized gain (loss) on securities on the Company’s consolidated statements of income.

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

The following tables present additional detail related to our real estate portfolio, net ($ in thousands):

	December 31, 2021	December 31, 2020
Land	$186,940	$220,511
Building	765,690	838,542
In-place leases and other intangibles	142,335	157,176
Undepreciated real estate and related lease intangibles	1,094,965	1,216,229
Less: Accumulated depreciation and amortization	(229,271)	(230,925)
Real estate and related lease intangibles, net	$865,694	$985,304

Below market lease intangibles, net (other liabilities)(1)	$(33,203)	$(36,952)

(1) Below market lease intangibles, net is inclusive of $12.8 million and $12.0 million of accumulated amortization as of December 31, 2021 and 2020, respectively.

Not included in the table above is $25.2 million of real estate held for sale as of December 31, 2021. This real estate is comprised of $0.9 million of land, $27.4 million of building, and $4.3 million of in-place leases and other intangibles to aggregate to $32.5 million of undepreciated real estate and lease intangibles. The property also includes $7.4 million of accumulated depreciation and amortization. The Company did not hold any real estate held for sale as of December 31, 2020.

At December 31, 2021 and December 31, 2020, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $97.3 million and $106.8 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation expense(1)	$30,659	$32,383	$30,421
Amortization expense	7,142	6,696	7,991
Total real estate depreciation and amortization expense	$37,801	$39,079	$38,412

(1)Depreciation expense on the consolidated statements of income also includes $99 thousand, $99 thousand and $99 thousand of depreciation on corporate fixed assets for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	December 31, 2021	December 31, 2020
Gross intangible assets(1)	$146,593	$157,176
Accumulated amortization	67,500	66,014
Net intangible assets	$79,093	$91,162

(1)Includes $3.8 million and $4.2 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(367)	$(367)	$(819)
Increase in operating lease income for amortization of below market lease intangibles acquired	2,255	2,601	2,178
Total	$1,888	$2,234	$1,359

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of December 31, 2021 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense
2022	$891	$6,820
2023	891	5,241
2024	891	5,241
2025	891	5,241
2026	891	5,241
Thereafter	24,948	46,012
Total	$29,403	$73,796

Rent Receivables, Unencumbered Real Estate, Operating Lease Income and Impairment of Real Estate

There were $0.4 million and $0.5 million of rent receivables included in other assets on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

There was unencumbered real estate of $85.9 million and $75.9 million as of December 31, 2021 and December 31, 2020, respectively.

During the years ended December 31, 2021, 2020 and 2019 the Company recorded $8.8 million, $5.6 million and $2.6 million respectively, of real estate operating income, which excludes rental income.

On January 10, 2019, the Company received $10.0 million prepayment of a lease on a single-tenant two-story office building in Wayne, NJ. As of March 31, 2019, this property had a book value of $5.6 million, which is net of accumulated depreciation and amortization of $2.7 million. The Company recognized the $10.0 million of operating lease income on a straight-line basis over the revised lease term. On February 6, 2019, the Company paid off $6.6 million of mortgage loan financing related to the property, recognizing a loss on extinguishment of debt of $1.1 million. During the three months ended March 31, 2019, the Company recorded a $1.4 million impairment of real estate to reduce the carrying value of the real estate to the estimated fair value of the real estate. On May 1, 2019, the Company completed the sale of the property recognizing $3.9 million of operating lease income, $3.5 million realized loss on sale of real estate, net and $0.4 million of depreciation and amortization expense, resulting in a net loss of $20 thousand. Refer to Note 15, Fair Value of Financial Instruments for further detail.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at December 31, 2021 ($ in thousands):

Period Ending December 31,	Amount
2022	$70,760
2023	61,388
2024	56,422
2025	55,110
2026	52,825
Thereafter	394,979
Total	$691,484

Acquisitions

During the year ended December 31, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Ownership Interest (1)
Purchases of real estate
August 2021		Apartments	Stillwater, OK	20,452	80.0%
Aggregate purchases of real estate				$20,452

Real estate acquired via foreclosure
February 2021	(2)	Hotel	Miami, FL	$43,750	100.0%
December 2021	(3)	Hotel	Schaumburg, IL	38,000	100.0%
Total real estate acquired via foreclosure				81,750

Total real estate acquisitions				$102,202

(1)Properties were consolidated as of acquisition date.
(2)In February 2021, the Company acquired a hotel in Miami, FL via foreclosure, recognizing a $25.8 thousand loss, which is included in its consolidated statements of income. The property previously served as collateral for a mortgage loan receivable held for investment with a basis of $45.1 million, net of an asset-specific loan loss provision of $1.2 million recorded in the three months ended December 31, 2020. In February 2021, the foreclosed property was sold without any gain or loss. The Company recorded no revenues from its 2021 acquisitions for the year ended December 31, 2021.
(3)In December 2021, the Company acquired a hotel in Schaumburg, IL via foreclosure. The property served as collateral for a mortgage loan receivable held for investment with a basis of $38.0 million. The Company obtained a third-party appraisal of the property. The $38.0 million fair value was determined by using the sales comparison and income approaches. The appraiser utilized a terminal capitalization rate of 8.0% and a discount rate of 10.0%. There was no gain or loss resulting from the foreclosure of the loan.

During the year ended December 31, 2020, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Gain/(Loss) on Loan Foreclosure		Ownership Interest (1)
Aggregate purchases of net leased real estate				$7,440			100.0%
Real estate acquired via foreclosure
March 2020	(2)	Land	Los Angeles, CA	21,535	—	(2)	100.0%
June 2020	(3)	Hotel	Winston-Salem, NC	3,900	—		100.0%
December 2020	(4)	Hotel	South Bend, IN	3,875	—		100.0%
Total real estate acquired via foreclosure				29,310	$—

Total real estate acquisitions				$36,750

(1)Properties were consolidated as of acquisition date.
(2)In March 2020, the Company acquired a development property in Los Angeles, CA, via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a basis of $21.6 million, net of an asset-specific loan loss provision of $2.0 million. The Company obtained a third-party appraisal of the property. Substantially all of the fair value was attributed to land. The $21.5 million fair value was determined using the sales comparison approach to value. Using this approach, the appraiser developed an opinion of the fee simple value of the underlying land by comparing the property to similar, recently sold properties in the surrounding or competing area. The Company recorded a $0.1 million loss resulting from the foreclosure of the loan. In December of 2021, the Company sold this property and recorded a $2.0 million loss on sale. Refer to “Sales” below.
(3)In June 2020, the Company acquired a hotel in Winston-Salem, NC via foreclosure. This property previously served as collateral for a mortgage loan receivable held for investment with a net basis of $3.8 million. The Company obtained a third-party appraisal of the property. The $3.9 million fair value was determined using the ground lease approach and the income approach to value. The appraiser utilized a terminal capitalization rate of 9.50% and a discount rate of 13.50%. There was no gain or loss resulting from the foreclosure of the loan. In September 2020, the foreclosed property was sold for a gain of $0.8 million.
(4)In December 2020, the Company acquired a hotel in South Bend, IN, via foreclosure. The property previously served as collateral for a mortgage loan receivable held for investment with a basis of $4.1 million, net of an asset-specific loan loss provision of $0.5 million. The Company recorded a gain of $0.1 million resulting from the foreclosure of the loan. In December 2020, the foreclosed property was sold without any gain or loss.

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the years ended December 31, 2021 and December 31, 2020, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the year ended December 31, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties

February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1
June 2021	Net Lease	North Dartmouth, MA	38,732	19,343	19,389	1
August 2021	Net Lease	Pittsfield, MA	18,651	10,564	8,087	1
August 2021	Net Lease	Ankeny, IA	19,021	13,341	5,680	1
August 2021	Apartments	Arlington/Fort Worth, TX	26,496	22,498	3,998	2
November 2021	Net Lease	Bessemer City, NC	33,447	21,333	12,114	1
December 2021	Land	Los Angeles, CA	19,469	21,452	(1,983)	1
December 2021	Net Lease	Snellville, GA	9,695	5,483	4,212	1
December 2021	Net Lease	Columbia, SC	9,941	5,674	4,269	1
Totals			$219,202	$163,438	$55,766

The Company sold the following properties during the year ended December 31, 2020 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
Various	Condominium	Miami, FL	$1,832	$1,821	$11	—	6	—
March 2020	Office	Richmond, VA	22,527	14,829	7,698	7	—	—
March 2020	Office	Richmond, VA	6,932	4,109	2,823	1	—	—
August 2020	Net Lease	Bellport, NY	19,434	15,012	4,422	1	—	—
September 2020	Warehouse	Lithia Springs, GA	39,491	23,187	16,304	1	—	—
September 2020	Hotel	Winston Salem, NC	4,647	3,803	844	1	—	—
December 2020	Hotel	South Bend, IN	3,875	3,875	—	1	—	—
Totals			$98,738	$66,636	$32,102

The Company sold the following properties during the year ended December 31, 2019 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
November 2019	Condominium	Las Vegas, NV	$809	$415	$394	—	1	—
Various	Condominium	Miami, FL	4,715	4,282	433	—	16	6
April 2019	Office	Wayne, NJ	1,729	4,799	(3,070)	1	—	—
May 2019	Office	Grand Rapids, MI	10,019	8,254	1,765	1	—	—
August 2019	Industrial	Grand Rapids, MI	6,970	4,920	2,050	1	—	—
Totals			$24,242	$22,670	$1,572

(1) Realized gain (loss) on the sale of real estate, net on the consolidated statements of income also includes $1.4 million of realized loss on the disposal of fixed assets for the year ended December 31, 2019.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of December 31, 2021 and December 31, 2020 ($ in thousands):

Entity	December 31, 2021	December 31, 2020
Grace Lake JV, LLC	$5,434	$4,023
24 Second Avenue Holdings LLC	17,720	42,230
Investment in unconsolidated joint ventures	$23,154	$46,253

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
Entity	2021	2020	2019
Grace Lake JV, LLC	$1,411	$976	1,047
24 Second Avenue Holdings LLC	168	845	2,385
Earnings (loss) from investment in unconsolidated joint ventures	$1,579	$1,821	$3,432

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

During the year ended December 31, 2021, and December 31, 2020, the Company received no distributions from its investment in Grace Lake LLC.

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

During the three months ended March 31, 2019, the Company converted its existing $35.0 million common equity interest into a $35.0 million priority preferred equity position. The Company also provided $50.4 million in first mortgage financing in order to refinance the existing $48.1 million first mortgage construction loan which was made by another lending institution. In addition to the new $50.4 million first mortgage loan, the Company also funded a $6.5 million mezzanine loan for use in completing the project. The Operating Partner must fully fund any and all additional capital for necessary expenses. Due to the Company’s non-controlling equity interest in 24 Second Avenue, the Company accounts for the new loans as additional investments in the joint venture. The Company holds its investment in 24 Second Avenue in a TRS.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.2 million, $0.8 million and $2.4 million, respectively, in income (expenses), each of which is recorded in earnings (loss) from investment in unconsolidated joint ventures in the consolidated statements of income. During 2019, the Company capitalized $0.1 million interest related to the cost of its investment in 24 Second Avenue using a weighted average interest rate, as 24 Second Avenue had activities in progress necessary to construct and ultimately sell condominium units. The capitalized interest expense was recorded in investment in unconsolidated joint ventures in the consolidated balance sheets. As a result of the transactions described above, subsequent to the three months ended March 31, 2019, the Company no longer capitalizes interest related to this investment, and income generated from the new loans is accounted for as earnings from investment in unconsolidated joint ventures.

The 24 Second Avenue investment consists of residential condominium units and one commercial condominium unit. 24 Second Avenue commenced closing on the existing sales contracts during the three months ended March 31, 2019, upon receipt of New York City Building Department approvals and a temporary certificate of occupancy for a portion of the project. As of December 31, 2021, 24 Second Avenue sold 28 residential condominium units for $79.5 million in total gross sale proceeds and one residential condominium unit was under contract for sale for $2.5 million in gross sales proceeds with a 10% deposit down on the sales contract. As of December 31, 2021, the Company had no additional remaining capital commitment to 24 Second Avenue. The Company received $24.6 million and $4.0 million of distributions during the years ended December 31, 2021 and 2020, respectively.

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

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2021 and December 31, 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Total assets	$109,873	$114,916
Total liabilities	66,387	75,775
Partners’/members’ capital	$43,486	$39,141

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2021, 2020, and 2019 ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$18,870	$17,461	$7,630
Total expenses	13,132	14,206	14,930
Net income (loss)	$5,738	$3,255	$(7,300)

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at December 31, 2021 and December 31, 2020 are as follows ($ in thousands):

December 31, 2021

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2021(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$37,207		$462,793	1.61%	—	1.61%	12/19/2022	(3)	(4)	$82,966	$82,966
Committed Loan Repurchase Facility	100,000	45,290		54,710	2.06%	—	2.81%	2/26/2022	(5)	(6)	62,972	62,972
Committed Loan Repurchase Facility	300,000	75,837		224,163	1.86%	—	2.86%	12/19/2022	(7)	(8)	127,926	127,926
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	4/30/2024	(9)	(4)	—	—
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.23%	—	2.23%	1/3/2023	(3)	(4)	48,720	48,720
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	10/21/2022	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,200,000	184,517		1,015,483							322,584	322,584
Committed Securities Repurchase Facility(2)	862,794	44,139		818,655	0.65%	—	1.05%	5/27/2023	N/A	(12)	50,522	50,522
Uncommitted Securities Repurchase Facility	N/A (13)	215,921		N/A (13)	0.54%	—	2.06%	1/2022 - 6/2022	N/A	(12)	242,629	242,629	(14)
Total Repurchase Facilities	1,600,000	444,577		1,371,344							615,735	615,735
Revolving Credit Facility	266,430	—		266,430	—%	—	—%	2/11/2022	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	690,927	693,797		—	3.75%	—	6.16%	2022 - 2031(17)	N/A	(18)	805,007	1,033,372	(19)
Secured Financing Facility	136,444	132,447	(20)	—	10.75%	—	10.75%	5/6/2023	N/A	(21)	244,399	244,553
CLO Debt	1,064,365	1,054,774	(22)	—	1.66%	—	1.75%	2024 - 2026(23)	N/A	(4)	1,299,116	1,299,116
Borrowings from the FHLB	263,000	263,000		—	0.36%	—	2.74%	2022 - 2024	N/A	(24)	301,792	301,792	(25)
Senior Unsecured Notes	1,649,794	1,631,108	(26)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations, Net	$5,670,960	$4,219,703		$1,637,774							$3,266,049	$3,494,568

(1)LIBOR rates in effect as of December 31, 2021 are used to calculate interest rates for floating rate debt.
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
(7)Three additional 364-day periods at Company’s option.
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

(20)Presented net of unamortized debt issuance costs of $1.9 million and an unamortized discount of $2.1 million related to the Purchase Right (described in detail under Secured Financing Facility below) at December 31, 2021.
(21)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with lender’s approval.
(22)Presented net of unamortized debt issuance costs of $9.6 million at December 31, 2021.
(23)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(24)Investment grade commercial real estate securities and cash. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(25)Includes $7.5 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(26)Presented net of unamortized debt issuance costs of $18.7 million at December 31, 2021.
(27)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

December 31, 2020

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at December 31, 2020(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$112,004		$387,996	1.91%	—	2.16%	12/19/2022	(3)	(4)	$180,416	$180,416
Committed Loan Repurchase Facility	250,000	—		250,000	—%	—	—%	2/26/2021	(5)	(6)	—	—
Committed Loan Repurchase Facility	300,000	90,197		209,803	1.91%	—	2.91%	12/16/2021	(7)	(8)	154,850	154,850
Committed Loan Repurchase Facility	300,000	11,312		288,688	2.19%	—	2.19%	11/6/2022	(9)	(4)	28,285	28,285
Committed Loan Repurchase Facility	100,000	26,183		73,817	2.28%	—	2.28%	1/3/2023	(10)	(4)	45,235	45,235
Committed Loan Repurchase Facility	100,000	15,672		84,328	2.66%	—	3.50%	10/24/2021	(11)	(12)	30,600	30,600
Total Committed Loan Repurchase Facilities	1,550,000	255,368		1,294,632							439,386	439,386
Committed Securities Repurchase Facility(2)	787,996	149,633		638,363	0.86%	—	1.11%	12/23/2021	N/A	(13)	226,008	226,008
Uncommitted Securities Repurchase Facility	N/A (14)	415,836		N/A (14)	0.73%	—	2.84%	1/2021-3/2021	N/A	(13)	502,476	502,476	(15)
Total Repurchase Facilities	1,950,000	820,837		1,544,999							1,167,870	1,167,870
Revolving Credit Facility	266,430	266,430		—	3.15%		3.15%	2/11/2022	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	761,793	766,064		—	3.75%	—	6.16%	2021 - 2030(18)	N/A	(19)	909,406	1,133,703	(20)
Secured Financing Facility	206,350	192,646	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	327,769	328,097
CLO Debt	279,156	276,516	(23)	—	5.50%	—	5.50%	5/16/2024	N/A	(4)	362,600	362,600
Borrowings from the FHLB	1,500,000	288,000		1,212,000	0.41%	—	2.74%	2021 - 2024	N/A	(24)	388,400	392,212	(25)
Senior Unsecured Notes	1,612,299	1,599,371	(26)	—	4.25%	—	5.88%	2021 - 2027	N/A	N/A (27)	N/A (27)	N/A (27)
Total Debt Obligations	$6,576,028	$4,209,864		$2,756,999							$3,156,045	$3,384,482

(1)LIBOR rates in effect as of December 31, 2020 are used to calculate interest rates for floating rate debt.
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
Committed Loan and Securities Repurchase Facilities
The Company has entered into six committed master repurchase agreements, as outlined in the December 31, 2021 table above, totaling $1.2 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $862.8 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of December 31, 2021 and December 31, 2020.

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

On January 21, 2022, the Company entered into a committed loan repurchase facility with a major U.S. banking institution with total capacity of $100.0 million and an initial maturity date of January 22, 2024, with two 1-year extension periods.

On November 2, 2021, the Company amended a committed loan repurchase facility with a major banking institution to, among other things, extend the final maturity date to October 21, 2022.

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

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date to February 2025. The amendment also provided for a reduction of the interest rate to one-month LIBOR plus 3.00% upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of December 31, 2021, interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. As of December 31, 2021, the Company had no outstanding borrowings on the Revolving Credit Facility but still maintains the ability to draw $266.4 million.

The obligations under the Revolving Credit Facility are guaranteed by the Company and certain of its subsidiaries. The Revolving Credit Facility is secured by a pledge of the shares of (or other ownership or equity interests in) certain subsidiaries to the extent the pledge is not restricted under existing regulations, law or contractual obligations.

The Company is subject to customary affirmative covenants and negative covenants, including limitations on the incurrence of additional debt, liens, restricted payments, sales of assets and affiliate transactions. In addition, the Company is required to comply with financial covenants relating to minimum net worth, maximum leverage, minimum liquidity, and minimum fixed charge coverage, consistent with our other credit facilities. The Company’s ability to borrow is dependent on, among other things, compliance with the financial covenants. The Revolving Credit Facility contains customary events of default, including non-payment of principal or interest, fees or other amounts, failure to perform or observe covenants, cross-default to other indebtedness, the rendering of judgments against the Company or certain of our subsidiaries to pay certain amounts of money and certain events of bankruptcy or insolvency.

Debt Issuance Costs

As of December 31, 2021 and December 31, 2020, the amount of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $2.9 million and $5.8 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements with several counterparties collateralized by real estate securities. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2022-2031 as of December 31, 2021. These loans have carrying amounts of $693.8 million and $766.1 million, net of unamortized premiums of $3.2 million and $4.6 million as of December 31, 2021 and December 31, 2020, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $1.4 million, $1.2 million and $1.6 million of premium amortization, which decreased interest expense for the years ended December 31, 2021, 2020, and 2019 respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $805.0 million and $909.4 million as of December 31, 2021 and December 31, 2020, respectively. During the years ended December 31, 2021, 2020, and 2019, the company executed 1, 10 and 22 term debt agreements, respectively, to finance properties in its real estate portfolio.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with a U.S. multinational corporation (the “Lender”), under which the Lender provided the Company with $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans and matures on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $5.3 million remains as of December 31, 2021. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

The Purchase Right was classified as equity and the $200.9 million of net proceeds from the original issuance were allocated $192.5 million to the originally issued debt obligation and $8.4 million to the Purchase Right using the relative fair value method. The commitment to issue shares will not be subsequently remeasured. The $8.4 million allocated to the Purchase Right was treated as a discount to the debt and amortized over the expected maturity of the Purchase Right to interest expense.

As of December 31, 2021, the Company had $132.4 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $1.9 million and a $2.1 million unamortized discount related to the Purchase Right.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE - Refer to Note 10, Consolidated Variable Interest Entities.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE - Refer to Note 10, Consolidated Variable Interest Entities.

As of December 31, 2021, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets which includes unamortized debt issuance costs of $9.6 million.

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

As of December 31, 2021, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.69 years to 2.75 years (with a weighted average of 1.95 years), and interest rates of 0.36% to 2.74% (with a weighted average of 0.96%). As of December 31, 2021, collateral for the borrowings was comprised of $259.3 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%) and $42.5 million of cash.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $2.2 billion of the member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at December 31, 2021. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of December 31, 2021, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

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

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of December 31, 2021 and 2020. Unamortized debt issuance costs of $18.7 million and $12.9 million are included in senior unsecured notes as of December 31, 2021 and December 31, 2020, respectively, in accordance with GAAP.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025. The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $52.0 million of principal of the 2025 Notes for a repurchase price of $45.1 million, recognizing a $6.4 million net gain on extinguishment of debt after recognizing $(0.5) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2021, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. During the year ended December 31, 2020, the Company retired $98.2 million of principal of the 2027 Notes for a repurchase price of $83.9 million, recognizing a $12.9 million net gain on extinguishment of debt after recognizing $(1.3) million of unamortized debt issuance costs associated with the retired debt. As of December 31, 2021, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The

Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval. As of December 31, 2021, the remaining $650.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2022	$483,937
2023	281,702
2024	406,476
2025	478,704
Thereafter	1,533,922
Subtotal	3,184,741
Debt issuance costs included in senior unsecured notes	(18,686)
Debt issuance costs included in secured financing facility	(1,911)
Discount on secured financing facility related to Purchase Right	(2,087)
Debt issuance costs included in mortgage loan financing	(280)
Premiums included in mortgage loan financing(3)	3,151
Total (2)	$3,164,928

(1)The allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $9.6 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.
(3)Represents deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at December 31, 2021.

We were in compliance with all covenants described in the financial statements as of December 31, 2021.

LIBOR Transition

We continue to develop and implement plans for the discontinuation of LIBOR. Specifically, we: (i) have implemented fallback language for our bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts, (ii) continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and (iii) continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of December 31, 2021 and December 31, 2020 ($ in thousands):

December 31, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$84,621	$60	$—	0.57
Futures
5-year Swap	6,500	76	—	0.25
10-year Swap	23,000	266	—	0.25
Total futures	29,500	342	—
Total derivatives	$114,121	$402	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2020

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$69,571	$—	$—	0.35
Futures
5-year Swap	23,800	108	—	0.25
10-year Swap	41,800	191	—	0.25
Total futures	65,600	299	—
Total derivatives	$135,171	$299	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 ($ in thousands):

	Year Ended December 31, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(8)	$—	$(8)
Futures	42	1,715	1,757
Total	$34	$1,715	$1,749

	Year Ended December 31, 2020
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(379)	$(15,113)	$(15,492)
Credit Derivatives	111	111	222
Total	$(268)	$(15,002)	$(15,270)

	Year Ended December 31, 2019
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$1,653	$(31,469)	$(29,816)
Credit Derivatives	(111)	(84)	(195)
Total	$1,542	$(31,553)	$(30,011)

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.5 million, $0.8 million, and $3.5 million of cash margin as collateral for derivatives as of December 31, 2021, 2020 and 2019 respectively, which is included in restricted cash in the consolidated balance sheets.

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of December 31, 2021 and December 31, 2020. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting financial assets and derivative assets as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)
Derivatives	$402	$—	$402	$—	$(526)	$402
Total	$402	$—	$402	$—	$(526)	$402

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$444,577	$—	$444,577	$444,577	$1,975	$442,603
Total	$444,577	$—	$444,577	$444,577	$1,975	$442,603

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2020 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$299	$—	$299	$—	$—	$299
Total	$299	$—	$299	$—	$—	$299

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2020 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$820,837	$—	$820,837	$820,837	$—	$—
Total	$820,837	$—	$820,837	$820,837	$—	$—

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of December 31, 2021 and December 31, 2020 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of December 31, 2021 and one CLO that was considered a VIE as of December 31, 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
	Notes 3 & 7
Restricted cash	$369	$3,925
Mortgage loan receivables held for investment, net, at amortized cost	1,299,116	362,600
Accrued interest receivable	4,587	1,382
Other assets	26,636	69,649
Total assets	$1,330,708	$437,556
Debt obligations, net	$1,054,774	$276,516
Accrued expenses	1,218	682
Other liabilities	65	—
Total liabilities	1,056,057	277,198
Net equity in VIEs (eliminated in consolidation)	274,651	160,358
Total equity	274,651	160,358
Total liabilities and equity	$1,330,708	$437,556

11. EQUITY STRUCTURE AND ACCOUNTS

The Company has one outstanding class of common stock, Class A as of December 31, 2021 and 2020. Prior to September 30, 2020, the Company also had Class B common stock. The Class A and Class B common stock are described as follows:

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

Class B Common Stock

Voting Rights

Holders of shares of Class B common stock are entitled to one vote for each share on all matters on which stockholders generally are entitled to vote. Holders of shares of our Class B common stock vote together with holders of our Class A common stock on all such matters. Our stockholders do not have cumulative voting rights in the election of directors. We do not currently have any shares of Class B common stock outstanding.

No Dividend or Liquidation Rights

Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of Ladder Capital Corp.

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of December 31, 2021. As of December 31, 2021, the Company held a 100% interest in LCFH.

During the year ended December 31, 2020, 12,158,933 Series REIT LP Units and 12,158,933 Series TRS LP Units were collectively exchanged for 12,158,933 shares of Class A common stock and 12,158,933 shares of Class B common stock were canceled. We received no other consideration in connection with these exchanges. As of December 31, 2020, the Company held a 100.0% interest in LCFH.

Stock Repurchases

On August 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining authorization per the October 30, 2014 authorization at the time from $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of December 31, 2021, the Company has a remaining amount available for repurchase of $44.1 million, which represents 2.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.99 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the years ended December 31, 2021 and 2020 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations(2)		15,027
Repurchases paid	822,928	(9,007)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2021		$44,122

(1)Amount excludes commissions paid associated with share repurchases.
(2)On August 4, 2021, the Board authorized additional repurchases of up to $50.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2019		$41,132
Additional authorizations		—
Repurchases paid	384,251	(3,030)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2020		$38,102

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2018		$41,769
Additional authorizations		—
Repurchases paid	40,065	(637)
Repurchases unsettled		—
Authorizations remaining as of December 31, 2019		$41,132
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

The following table presents dividends declared (on a per share basis) of Class A common stock for the years ended December 31, 2021, 2020 and 2019:

Declaration Date	Dividend per Share
March 15, 2021	$0.20
June 15, 2021	0.20
September 15, 2021	0.20
December 15, 2021	$0.20
Total	$0.80

February 27, 2020	$0.34
May 28, 2020	0.20
August 31, 2020	0.20
December 31, 2020	$0.20
Total	$0.94

February 27, 2019	$0.34
May 30, 2019	0.34
August 22, 2019	0.34
November 26, 2019	0.34
Total	$1.36

The following table presents the tax treatment for our aggregate distributions per share of common stock paid for the years ended December 31, 2021, 2020 and 2019:

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
December 31, 2020	January 15, 2021	(1)	$0.200	$0.053	$0.001	$0.095	$0.039	$0.052	$0.053
March 31, 2021	April 15, 2021		$0.200	$0.053	$0.001	$0.095	$0.039	$0.052	$0.053
June 30, 2021	July 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
September 30, 2021	October 15, 2021		0.200	0.053	0.001	0.095	0.039	0.052	0.053
December 31, 2021	January 18, 2022	(2)	—	—	—	—	—	—	—
Total			$0.800	$0.212	$0.004	$0.380	$0.156	$0.208	$0.212

(1)The fourth quarter dividend paid on January 15, 2021 was $0.200 and is considered a 2021 dividend for U.S. federal income tax purposes.
(2)The fourth quarter dividend paid on January 18, 2022 was $0.200 and is considered a 2022 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain	Return of Capital	Section 199A Dividends
March 10, 2020	April 1, 2020		$0.340	$0.230	$—	$0.039	$0.016	$0.071	$0.230
June 10, 2020	July 1, 2020		0.200	0.135	—	0.023	0.009	0.042	0.135
September 10, 2020	October 1, 2020		0.200	0.135	—	0.023	0.009	0.042	0.135
December 31, 2020	January 15, 2021	(1)	—	—	—	—	—	—	—
Total			$0.740	$0.500	$—	$0.085	$0.034	$0.155	$0.500

(1)The fourth quarter dividend paid on January 15, 2021 was $0.200 and is considered a 2021 dividend for U.S. federal income tax purposes.

Record Date	Payment Date		Dividend per Share	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured 1250 Gain
March 11, 2019	April 1, 2019		$0.340	$0.324	$0.054	$0.016	$0.005
June 10, 2019	July 1, 2019		0.340	0.324	0.054	0.016	0.005
September 10, 2019	October 1, 2019		0.340	0.324	0.054	0.016	0.005
December 10, 2019	January 3, 2020	(1)	0.340	0.324	0.054	0.016	0.005
Total			$1.360	$1.296	$0.216	$0.064	$0.020

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

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the years ended December 31, 2021, 2020 and 2019 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	6,351	—	6,351
December 31, 2021	$(4,112)	$(2)	$(4,114)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2019	$4,218	$475	$4,693
Other comprehensive income (loss)	(9,950)	(5,208)	(15,158)
Exchange of noncontrolling interest for common stock	(6,952)	6,952	—
Rebalancing of ownership percentage between Company and Operating Partnership	2,221	(2,221)	—
December 31, 2020	$(10,463)	$(2)	$(10,465)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2018	$(4,649)	$(588)	$(5,237)
Other comprehensive income (loss)	8,785	1,145	9,930
Exchange of noncontrolling interest for common stock	65	(65)	—
Rebalancing of ownership percentage between Company and Operating Partnership	17	(17)	—
December 31, 2019	$4,218	$475	$4,693

12. NONCONTROLLING INTERESTS

There are two main types of noncontrolling interest reflected in the Company’s consolidated financial statements: (i) noncontrolling interests in consolidated joint ventures and (ii) noncontrolling interest in the operating partnership.

Noncontrolling Interests in Consolidated Joint Ventures

As of December 31, 2021, the Company consolidates five ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $80.7 million, 11 office buildings in Richmond, VA with a book value of $70.3 million, a single-tenant office building in Oakland County, MI with a book value of $8.3 million, an apartment complex in Miami, FL with a book value of $37.5 million, and an apartment complex in Stillwater, OK with a book value of $19.0 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

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

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary), while the parent retains its controlling interest in its subsidiary, should be accounted for as equity transactions. The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. There were no changes in ownership interest for the twelve months ended December 31, 2021.

Distributions to Noncontrolling Interest in the Operating Partnership

Notwithstanding the foregoing, subject to any restrictions in applicable debt financing agreements and available liquidity as determined by the board of directors of each of Series REIT of LCFH and Series TRS of LCFH, each Series used commercially reasonable efforts to make quarterly distributions to each of its partners (including the Company) at least equal to such partner’s “Quarterly Estimated Tax Amount,” which was computed (as more fully described in LCFH’s Third Amended and Restated LLLP Agreement) for each partner as the product of (x) the U.S. federal taxable income (or alternative minimum taxable income, if higher) allocated by such Series to such partner in respect of the Series REIT LP Units and Series TRS LP Units held by such partner and (y) the highest marginal blended U.S. federal, state and local income tax rate (or alternative minimum taxable rate, as applicable) applicable to an individual residing in New York, NY, taking into account, for U.S. federal income tax purposes, the deductibility of state and local taxes; provided that Series TRS of LCFH took into account, in determining the amount of tax distributions to holders of Series TRS LP Units, the amount of any distributions each such holder received from Series REIT of LCFH in excess of tax distributions. In addition, to the extent the Company required an additional distribution from the Series of LCFH in excess of its quarterly tax distribution in order to pay its quarterly cash dividend, the Series of LCFH was required to make a corresponding distribution of cash to each of their partners (other than the Company) on a pro-rata basis. As of December 31, 2020, all shares of Class B common stock have been exchanged for shares of Class A common stock, and the Company held a 100% interest in LCFH. Due to the expiration of the partnership the above will no longer be applicable prospectively.

Income and losses and comprehensive income were allocated among the partners in a manner to reflect as closely as possible the amount each partner would be distributed under the Third Amended and Restated LLLP Agreement of LCFH upon liquidation of the Operating Partnership’s assets.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the years ended December 31, 2021, 2020 and 2019 consist of the following:

	Year Ended December 31,
($ in thousands except share amounts)	2021	2020	2019
Basic and Diluted Net income (loss) available for Class A common shareholders	$56,522	$(14,445)	$122,645
Weighted average shares outstanding
Basic	123,763,843	112,409,615	105,455,849
Diluted	124,563,051	112,409,615	106,399,783

The calculation of basic and diluted net income (loss) per share amounts for the years ended December 31, 2021, 2020 and 2019 consist of the following:

	Year Ended December 31,
(In thousands except share and per share amounts)	2021	2020(1)	2019(1)

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$56,522	$(14,445)	$122,645
Denominator:
Weighted average number of shares of Class A common stock outstanding	123,763,843	112,409,615	105,455,849
Basic net income (loss) per share of Class A common stock	$0.46	$(0.13)	$1.16

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$56,522	$(14,445)	$122,645
Diluted net income (loss) attributable to Class A common shareholders	56,522	(14,445)	$122,645
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	123,763,843	112,409,615	105,455,849
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(2)	799,208	—	943,934
Diluted weighted average number of shares of Class A common stock outstanding	124,563,051	112,409,615	106,399,783
Diluted net income (loss) per share of Class A common stock	$0.45	$(0.13)	$1.15

(1)For the years ended December 31, 2020 and 2019, shares issuable relating to converted Class B common shareholders are excluded from the calculation of diluted EPS as the inclusion of such potential common shares in the calculation would be anti-dilutive. There were no Class B shares outstanding during the year ended December 31, 2021.
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

14. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statement of operations of the various stock based compensation plans and other compensation plans ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock Based Compensation Expense	$15,300	$42,728	$21,777
Phantom Equity Investment Plan	22	(1,238)	1,341
Stock Options Exercised	—	270	—
Total Stock Based Compensation Expense	$15,322	$41,760	$23,118

A summary of the grants is presented below:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares/Options	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	747,713	$9.81	4,423,215	$12.84	1,569,694	$17.54
Grants - Class A Common Stock dividends	—	—	—	—	11,113	16.61
Stock Options	—	—	—	—	12,073	—

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at December 31, 2021 and changes during 2021 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2020	2,800,824	681,102
Granted	747,713	—
Exercised	—	—
Vested	(992,667)	—
Forfeited	(410,490)	—
Expired	—	(57,314)
Nonvested/Outstanding at December 31, 2021	2,145,380	623,788

Exercisable at December 31, 2021 (1)		623,788

(1) The weighted-average exercise price of outstanding options, warrants and rights is $14.84 at December 31, 2021.

At December 31, 2021 there was $11.1 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 24 months, with a weighted-average remaining vesting period of 20 months.

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

Annual Incentive Awards Granted in 2019 with Respect to 2018 Performance

For 2018 performance, certain employees received stock-based incentive equity on February 18, 2019. Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on distributable earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2019, 2020 and 2021, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8% based on distributable earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. In view of the adverse impacts of COVID-19 on the Company’s operations and investments and the resulting intensified corporate focus on defensive actions, including maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources, the Company no longer classified the 2020 Performance Target as probable as of May 27, 2020 and reversed $1.0 million of previous compensation expense relating to grants of restricted stock with a December 2020 performance hurdle as their last vesting date (not available to take advantage of the Catch-Up Provision). However, recognizing that Ladder’s employees took these actions that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements, on May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Company recorded $0.1 million of incremental compensation cost during the year ended December 31, 2020 as a result of this modification. As of December 31, 2021, there were 39 Ladder employees and one consultant eligible for the 2021 Performance Waiver.

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

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Miceli, Ms. McCormack and Mr. Perelman will become fully vested if (1) such Management Grantee continues to be employed through the closing of the change in control or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Management Grantee’s employment is terminated without cause or due to death or disability or the Management Grantee resigns for Good Reason, as defined in each Management Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

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

Ladder Capital Corp Deferred Compensation Plan

As of December 31, 2020, there were 165,735 phantom units outstanding in the 2014 Deferred Compensation Plan, all of which were vested, resulting in a liability of $1.6 million, which is included in accrued expenses on the consolidated balance sheets. As of March 31, 2021, the deferred compensation plan ended as the liability had been fully paid.

Bonus Payments

For 2021, total bonus compensation awarded in 2022 was $43.6 million of which $32.6 million consisted of equity based compensation. During the year ended December 31, 2021, the Company recorded $11.0 million of compensation expense related to cash bonuses that were paid in January 2022.

For 2020, bonus compensation awarded was $36.8 million of which $35.7 million consisted of equity based compensation. Of the total, there was $29.4 million of equity based compensation granted in 2020. During the year ended December 31, 2021, the Company recorded $11.0 million of compensation expense related to cash bonuses that were paid in January 2022. For the year ended December 31, 2020, the Company recorded $1.1 million of bonus expense that was paid in the first quarter of 2021.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2021 and December 31, 2020 are as follows ($ in thousands):

December 31, 2021

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$691,402		$691,026	$686,293	Internal model, third-party inputs	1.57%	2.06
CMBS interest-only(1)	1,302,551	(2)	15,268	15,885	Internal model, third-party inputs	5.67%	1.88
GNMA interest-only(3)	59,075	(2)	518	559	Internal model, third-party inputs	4.97%	3.64
Agency securities(1)	557		560	563	Internal model, third-party inputs	1.58%	0.69
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,581,919		3,553,737	3,494,254	Discounted Cash Flow(5)	5.65%	1.76
FHLB stock(6)	11,835		11,835	11,835	(6)	3.25%	N/A
Nonhedge derivatives(1)(7)	114,121		402	402	Counterparty quotations	N/A	0.30

Liabilities:
Repurchase agreements - short-term	418,394		418,394	418,394	Discounted Cash Flow(8)	0.89%	0.46
Repurchase agreements - long-term	26,183		26,183	26,183	Discounted Cash Flow(9)	2.21%	1.01
Mortgage loan financing	690,927		693,797	709,695	Discounted Cash Flow	4.83%	3.3
Secured financing facility	136,444		132,447	133,389	Discounted Cash Flow(8)	10.75%	1.35
CLO debt	1,064,365		1,054,774	1,054,774	Discounted Cash Flow(9)	2.04%	16.92
Borrowings from the FHLB	263,000		263,000	263,414	Discounted Cash Flow	0.91%	1.95
Senior unsecured notes	1,649,794		1,631,108	1,677,039	Internal model, third-party inputs	4.66%	5.74

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $31.8 million at December 31, 2021.
(5)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.
(6)Fair value of the FHLB stock approximates outstanding face amount as the Company’s captive insurance subsidiary is restricted from trading the stock and can only put the stock back to the FHLB, at the FHLB’s discretion, at par.
(7)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.
(8)Fair value for repurchase agreement liabilities - short term borrowings under the Secured Financing Facility and borrowings under the Revolving Credit Facility is estimated to approximate carrying amount primarily due to the short interest rate reset risk (30 days) of the financings and the high credit quality of the assets collateralizing these positions. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.
(9)For repurchase agreements - long term and CLO debt, the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

December 31, 2020

						Weighted Average
	Principal Amount		Amortized Cost Basis	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$1,015,520		$1,015,282	$1,003,301	Internal model, third-party inputs	1.56%	2.01
CMBS interest-only(1)	1,498,181	(2)	21,567	22,213	Internal model, third-party inputs	3.53%	2.19
GNMA interest-only(3)	75,350	(2)	868	1,001	Internal model, third-party inputs	5.06%	3.59
Agency securities(1)	586		593	605	Internal model, third-party inputs	1.64%	1.26
GNMA permanent securities(1)	30,254		30,340	31,199	Internal model, third-party inputs	3.49%	1.98
Mortgage loan receivables held for investment, net, at amortized cost(4)	2,365,204		2,354,059	2,328,441	Discounted Cash Flow(5)	6.67%	1.07
Mortgage loan receivables held for sale	30,478		30,518	32,082	Internal model, third-party inputs(6)	4.05%	9.18
FHLB stock(7)	31,000		31,000	31,000	(7)	3.00%	N/A
Nonhedge derivatives(1)(8)	65,600		N/A	299	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	708,833		708,833	708,833	Discounted Cash Flow(9)	1.16%	0.34
Repurchase agreements - long-term	112,004		112,004	112,004	Discounted Cash Flow(10)	9.47%	2.21
Revolving credit facility	266,430		266,430	266,430	Discounted Cash Flow(9)	3.15%	0.07
Mortgage loan financing	761,793		766,064	786,405	Discounted Cash Flow	4.84%	4.04
Secured financing facility	206,350		192,646	192,646	Discounted Cash Flow(9)	10.75%	2.35
CLO debt	279,156		276,516	276,516	Discounted Cash Flow(10)	5.50%	3.38
Borrowings from the FHLB	288,000		288,000	289,091	Discounted Cash Flow	1.12%	2.76
Senior unsecured notes	1,612,299		1,599,371	1,607,930	Internal model, third-party inputs	4.90%	3.89

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $41.5 million at December 31, 2020.
(5)Fair value for floating rate mortgage loan receivables, held for investment is estimated to approximate the outstanding face amount given the short interest rate reset risk (30 days) and no significant change in credit risk. Fair value for fixed rate mortgage loan receivables, held for investment is measured using a discounted cash flow model.
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
(10)For repurchase agreements - long term and CLO debt the carrying value approximates the fair value discounting the expected cash flows at current market rates. If the collateral is determined to be impaired, the related financing would be revalued accordingly. There are no impairments on any positions.

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at December 31, 2021 and December 31, 2020 ($ in thousands):

December 31, 2021

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$681,076		$—	$—	$676,398	$676,398
CMBS interest-only(1)	1,293,181	(2)	—	—	15,344	15,344
GNMA interest-only(3)	59,075	(2)	—	—	559	559
Agency securities(1)	557		—	—	563	563
Nonhedge derivatives(4)	114,121		—	402	—	402
			$—	$402	$692,864	$693,266

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,581,920		$—	$—	$3,494,254	$3,494,254
CMBS(6)	10,326		—	—	9,894	9,894
CMBS interest-only(6)	9,370		—	—	541	541
FHLB stock	11,835		—	—	11,835	11,835
			$—	$—	$3,516,524	$3,516,524
Liabilities:
Repurchase agreements - short-term	418,394		$—	$—	$418,394	$418,394
Repurchase agreements - long-term	26,183		—	—	26,183	26,183
Mortgage loan financing	690,927		—	—	709,695	709,695
Secured financing facility	136,444		—	—	133,389	133,389
CLO debt	1,064,365		—	—	1,054,774	1,054,774
Borrowings from the FHLB	263,000		—	—	263,414	263,414
Senior unsecured notes	1,649,794		—	—	1,677,039	1,677,039
			$—	$—	$4,282,888	$4,282,888

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
(5)Balance does not include impact of allowance for current expected credit losses of $31.8 million at December 31, 2021.
(6)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

December 31, 2020

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$1,003,998		$—	$—	$992,227	$992,227
CMBS interest-only(1)	1,487,616	(2)	—	—	21,538	21,538
GNMA interest-only(3)	75,350	(2)	—	—	1,001	1,001
Agency securities(1)	586		—	—	605	605
GNMA permanent securities(1)	30,254		—	—	31,199	31,199
Nonhedge derivatives(4)	65,600		—	299	—	299
			$—	$299	$1,046,570	$1,046,869

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Outstanding Face Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$2,365,204		$—	$—	$2,328,441	$2,328,441
Mortgage loan receivables held for sale	30,478		—	—	32,082	32,082
CMBS(6)	11,523		—	—	11,074	11,074
CMBS interest-only(6)	10,566	(2)	—	—	675	675
FHLB stock	31,000		—	—	31,000	31,000
			$—	$—	$2,403,272	$2,403,272
Liabilities:
Repurchase agreements - short-term	708,833		$—	$—	$708,833	$708,833
Repurchase agreements - long-term	112,004		—	—	112,004	112,004
Revolving credit facility	266,430		—	—	266,430	266,430
Mortgage loan financing	761,793		—	—	786,405	786,405
Secured financing facility	206,350		—	—	200,343	200,343
CLO debt	276,516		—	—	276,516	276,516
Borrowings from the FHLB	288,000		—	—	289,091	289,091
Senior unsecured notes	1,612,299		—	—	1,607,930	1,607,930
			$—	$—	$4,247,552	$4,247,552

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
(5)Balance does not include impact of allowance for current expected credit losses of $41.5 million at December 31, 2020.
(6)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the years ended December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31,
Level 3	2021	2020
Balance at January 1,	$1,046,570	$1,695,913
Transfer from level 2	—	—
Purchases	247,040	439,735
Sales	(438,594)	(917,372)
Paydowns/maturities	(163,297)	(135,341)
Amortization of premium/discount	(6,708)	(8,073)
Unrealized gain/(loss)	6,259	(14,896)
Realized gain/(loss) on sale(1)	1,594	(13,396)
Balance at December 31,	$692,864	$1,046,570

(1)Includes realized losses on securities recorded as other than temporary impairments.

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

December 31, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$676,398		Discounted cash flow	Yield (4)	0.77%	1.51%	5.28%
				Duration (years)(5)	0	1.93	8.39
CMBS interest-only(1)	15,344	(2)	Discounted cash flow	Yield (4)	—%	5.7%	9.34%
				Duration (years)(5)	0.03	1.81	2.58
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	559	(2)	Discounted cash flow	Yield (4)	—%	4.97%	10.00%
				Duration (years)(5)	0	2.72	5.56
				Prepayment speed (CPJ)(5)	5	17.41	35.00
Agency securities(1)	563		Discounted cash flow	Yield (4)	1.44%	1.58%	2.78%
				Duration (years)(5)	0	0.42	0.47
Total	$692,864

December 31, 2020

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$992,226		Discounted cash flow	Yield (3)	—%	2.09%	23.85%
				Duration (years)(4)	0.00	2.68	5.82
CMBS interest-only(1)	21,537	(2)	Discounted cash flow	Yield (3)	0.56%	2.51%	9.94%
				Duration (years)(4)	0.12	2.23	3.15
				Prepayment speed (CPY)(4)	100.00	100.00	100.00
GNMA interest-only(3)	1,001	(2)	Discounted cash flow	Yield (4)	—%	7.93%	35.82%
				Duration (years)(5)	0.00	2.80	6.79
				Prepayment speed (CPJ)(5)	5.00	17.78	35.00
Agency securities(1)	605		Discounted cash flow	Yield (4)	0.44%	11.31%	72.00%
				Duration (years)(5)	0.00	1.23	1.44
GNMA permanent securities(1)	31,199		Discounted cash flow	Yield (4)	—%	2.99%	3.47%
				Duration (years)(5)	1.57	9.74	14.57
Total	$1,046,568

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

Components of the provision for income taxes consist of the following ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Current expense (benefit)
U.S. federal	$(280)	$(8,087)	$(1,772)
State and local	936	(1,796)	(396)
Total current expense (benefit)	656	(9,883)	(2,168)
Deferred expense (benefit)
U.S. federal	311	119	3,824
State and local	(39)	(25)	990
Total deferred expense (benefit)	272	94	4,814
Provision for income tax expense (benefit)	$928	$(9,789)	$2,646

A reconciliation between the U.S. federal statutory income tax rate and the effective tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
US statutory tax rate	21.00%	21.00%	21.00%
REIT income not subject to corporate income tax	(17.72)%	65.98%	(21.89)%
Increase due to state and local taxes	(0.46)%	9.85%	(0.25)%
Change in valuation allowance	(1.20)%	6.91%	3.26%
Offshore non-taxable income	(3.75)%	(41.96)%	(0.24)%
Uncertain tax position released	—%	(2.54)%	(0.46)%
Section 163 (j) interest expense limitation	0.27%	(7.12)%	—%
REIT income taxes	(0.31)%	(2.59)%	—%
Return to provision	1.64%	(1.25)%	—%
Net operating loss carryback benefit	—%	4.54%	—%
Other	2.14%	(1.96)%	0.45%
Effective income tax rate	1.61%	50.86%	1.87%

The differences between the Company’s statutory rate and effective tax rate are largely determined by the amount of income subject to tax by the Company’s TRS subsidiaries. The Company expects that its future effective tax rate will be determined in a similar manner.

As of December 31, 2021 and 2020, the Company’s net deferred tax assets (liabilities) were $(2.3) million and $(2.0) million, respectively, and are included in other assets (liabilities) in the Company’s consolidated balance sheets. The Company believes it is more likely than not that the net deferred tax assets will be realized in the future. Realization of the net deferred tax assets (liabilities) is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The Company has recorded deferred tax assets related to net operating losses in the taxable REIT subsidiaries that are expected to be fully utilized in future periods. The net operating loss subject to unlimited carryforward is $27.1 million as of December 31, 2021

The components of the Company’s deferred tax assets and liabilities are as follows ($ in thousands):

	December 31, 2021	December 31, 2020
Deferred Tax Assets
Net operating loss carryforward	$6,766	$6,222
Net unrealized losses	—	986
Capital losses carryforward	6,005	5,664
Valuation allowance	(6,005)	(5,664)
Interest expense limitation	1,647	1,370
Valuation allowance	(1,647)	(1,370)
Total Deferred Tax Assets	$6,766	$7,208
=

	December 31, 2021	December 31, 2020
Deferred Tax Liability
Basis difference in operating partnerships	$9,048	$9,218
Total Deferred Tax Liability	$9,048	$9,218

As of December 31, 2021, the Company had $6.0 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. As of December 31, 2020, the Company had $5.7 million of deferred tax assets relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company has provided a full valuation allowance against these deferred tax assets.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2021, the tax years 2017-2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company acquired certain corporate entities at the time of its IPO. The related acquisition agreements provided an indemnification to the Company by each transferor of any amounts due for any potential tax liabilities owed by these entities for tax years prior to their acquisition. In January 2019, a settlement was reached with New York State pertaining to an audit of these corporate entities for the years 2013-2015. As a result of the settlement, management recorded income tax expense in the amount of $3.3 million and a corresponding payable to the State of New York in 2018. Pursuant to the indemnification, management expected to recover $2.5 million of the $3.3 million from indemnity counterparties and, accordingly, recorded fee and other income in the amount of $2.5 million as well as a corresponding receivable from the indemnity counterparties. As of July 31, 2019, the Company collected all amounts owed by the counterparties related to the 2013-2015 audit. The IRS recently completed its audit of the 2014 tax year and did not recommend any changes to the Company’s tax return. The Company is currently under New York City audit for tax years 2012-2013. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.

As of December 31, 2021 there was no unrecognized tax benefit. As of December 31, 2020 the Company’s unrecognized tax benefit is a liability for $0.7 million, and is included in the accrued expenses in the Company’s consolidated balance sheets. This unrecognized tax benefit, if recognized, would have a favorable impact on our effective income tax rate in future periods. As of December 31, 2021, the Company has not recognized a significant amount of any interest or penalties related to uncertain tax positions. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record a significant liability for unrecognized tax benefits within the next twelve months.

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

To determine the current amount of the payments due, the Company estimated the amount of the Tax Receivable Agreement payments to be made within twelve months of the balance sheet date. As of December 31, 2021 the Company had no liability pursuant to the Tax Receivable Agreement. In 2020, the Company had a liability $0.9 million included in other liabilities in the consolidated balance sheets for TRA Members.

Following the remaining partners’ exchange during the three months ended September 30, 2020, the Company elected to compute Early Termination Payments for each exchanging partner as provided under the terms of the Tax Receivable Agreement. All of the participants were notified of the payments to which they would be entitled, including those entitled to no payment. The Early Termination Payments totaling $0.9 million were executed during the first quarter of 2021.

17. RELATED PARTY TRANSACTIONS

The Company has no material related party relationships to disclose.
18. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2021, the Company had a $1.0 million lease liability and a $1.1 million right-of-use asset on its consolidated balance sheets found within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of the net lease agreements, were $5.0 million, $5.5 million, and $6.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

We have made investments in various unconsolidated joint ventures. Refer to Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details of our unconsolidated investments. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of December 31, 2021, the Company’s off-balance sheet arrangements consisted of $390.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2020, the Company’s off-balance sheet arrangements consisted of $148.8 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise underwritten at loan origination, and the timing and amounts of our future funding commitments is likely to be slower and possibly diminished by our clients’ changing business plans to adapt to market conditions. These commitments are not reflected on the consolidated balance sheets.

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision makers review and manage the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS, U.S. Agency securities, corporate bonds and equity securities. The real estate segment includes net leased properties, office buildings, student housing portfolios, hotels, industrial buildings, a shopping center and condominium units. Corporate/other includes certain of the Company’s investments in joint ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Year ended December 31, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$162,349	$13,101	$1	$648	$176,099
Interest expense	(53,414)	(2,403)	(36,075)	(91,057)	(182,949)
Net interest income (expense)	108,935	10,698	(36,074)	(90,409)	(6,850)
(Provision for) release of loan loss reserves	8,713		—	—	8,713
Net interest income (expense) after provision for (release of) loan reserves	117,648	10,698	(36,074)	(90,409)	1,863

Real estate operating income	—	—	101,564	—	101,564
Sale of loans, net	8,398	—	—	—	8,398
Realized gain (loss) on securities	—	1,594	—	—	1,594
Unrealized gain (loss) on Agency interest-only securities	—	(91)	—	—	(91)
Realized gain on sale of real estate, net	—	—	55,766	—	55,766
Fee and other income	10,507	—	50	633	11,190
Net result from derivative transactions	507	1,250	(8)	—	1,749
Earnings (loss) from investment in unconsolidated joint ventures	335	—	1,244	—	1,579
Total other income (loss)	19,747	2,753	158,616	633	181,749

Compensation and employee benefits	—	—	—	(38,347)	(38,347)
Operating expenses(3)	127	—	—	(17,799)	(17,672)
Real estate operating expenses	—	—	(26,161)	—	(26,161)
Fee expense	(2,341)	(217)	(849)	(2,403)	(5,810)
Depreciation and amortization	—	—	(37,702)	(99)	(37,801)
Total costs and expenses	(2,214)	(217)	(64,712)	(58,648)	(125,791)

Income tax (expense) benefit	—	—	—	(928)	(928)
Segment profit (loss)	$135,181	$13,234	$57,830	$(149,352)	$56,893

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

Year ended December 31, 2020	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$205,640	$32,904	$13	$1,292	$239,849
Interest expense	(48,084)	(21,554)	(39,396)	(118,440)	(227,474)
Net interest income (expense)	157,556	11,349	(39,383)	(117,148)	12,374
(Provision for) release of loan loss reserves	(18,277)	2	—	—	(18,275)
Net interest income (expense) after provision for (release of) loan reserves	139,279	11,351	(39,383)	(117,148)	(5,901)

Real estate operating income	—	—	100,248	—	100,248
Sale of loans, net	(1,571)	—	—	—	(1,571)
Realized gain (loss) on securities	—	(12,410)	—	—	(12,410)
Unrealized gain (loss) on Agency interest-only securities	—	263	—	—	263
Realized gain on sale of real estate, net	—	—	32,102	—	32,102
Fee and other income	9,142	403	25	3,084	12,654
Net result from derivative transactions	(11,264)	(4,006)	—	—	(15,270)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	1,821	—	1,821
Gain (loss) on extinguishment of debt	—	—	—	22,250	22,250
Total other income (loss)	(3,693)	(15,882)	134,196	25,334	139,955

Compensation and employee benefits	—	—	—	(58,101)	(58,101)
Operating expenses(3)	3	—	—	(20,297)	(20,294)
Real estate operating expenses	—	—	(28,584)	—	(28,584)
Fee expense	(6,124)	(236)	(884)	—	(7,244)
Depreciation and amortization	—	—	(38,980)	(99)	(39,079)
Total costs and expenses	(6,121)	(236)	(68,448)	(78,497)	(153,302)

Income tax (expense) benefit	—	—	—	9,789	9,789
Segment profit (loss)	$129,465	$(4,767)	$26,365	$(160,523)	$(9,459)

Total assets as of December 31, 2020	$2,343,070	$1,058,298	$1,031,557	$1,448,304	$5,881,229

Year ended December 31, 2019	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$270,239	$58,880	$32	$1,084	330,235
Interest expense	(50,293)	(19,248)	(37,226)	(97,586)	(204,353)
Net interest income (expense)	219,946	39,632	(37,194)	(96,502)	125,882
Provision for (release of) loan loss reserves	(2,600)	—	—	—	(2,600)
Net interest income (expense) after provision for (release of) loan reserves	217,346	39,632	(37,194)	(96,502)	123,282

Real estate operating income	—	—	106,366	—	106,366
Sale of loans, net	54,758	—	—	—	54,758
Realized gain (loss) on securities	—	14,911	—	—	14,911
Unrealized gain (loss) on equity securities	—	1,737	—	—	1,737
Unrealized gain (loss) on Agency interest-only securities	—	84	—	—	84
Realized gain on sale of real estate, net	—	—	1,392	—	1,392
Impairment of real estate	—	—	(1,350)	—	(1,350)
Fee and other income	19,188	1,592	8	3,615	24,403
Net result from derivative transactions	(16,160)	(13,851)	—	—	(30,011)
Earnings (loss) from investment in unconsolidated joint ventures	—	—	3,432	—	3,432
Gain (loss) on extinguishment of debt	—	—	(1,070)	—	(1,070)
Total other income (loss)	57,786	4,473	108,778	3,615	174,652

Compensation and employee benefits	—	—	—	(67,768)	(67,768)
Operating expenses(3)	—	—	—	(22,595)	(22,595)
Real estate operating expenses	—	—	(23,323)	—	(23,323)
Fee expense	(4,602)	(350)	(1,138)	—	(6,090)
Depreciation and amortization	—	—	(38,412)	(99)	(38,511)
Total costs and expenses	(4,602)	(350)	(62,873)	(90,462)	(158,287)

Income tax (expense) benefit	—	—	—	(2,646)	(2,646)
Segment profit (loss)	$270,530	$43,755	$8,711	$(185,995)	$137,001

Total assets as of December 31, 2019	$3,358,861	$1,721,305	$1,096,514	$492,472	$6,669,152

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $23.2 million, $46.3 million and $48.4 million as of December 31, 2021, 2020, and 2019 respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $11.8 million, $31.0 million, and $61.6 million as of December 31, 2021 and December 31, 2020, and December 31, 2019, respectively, and the Company’s senior unsecured notes of $1.6 billion, $1.6 billion, and $1.2 billion at December 31, 2021 and December 31, 2020 and December 31, 2019, respectively.
(3)Includes $8.8 million, $11.6 million and $12.4 million of professional fees and $3.4 million, $3.2 million and $3.6 million of information technology expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of the financial statements and determined that no additional disclosure is necessary.

Schedule III-Real Estate and Accumulated Depreciation
Ladder Capital Corp
December 31, 2021
($ in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Real Estate:
Retail Property in Newburgh, IN	$863	$126	$954	$178	$—	$126	$954	$178	$1,258	$(37)	10/13/20	2020	45 years
Retail Property in Newburgh, IN	924	213	873	220	—	213	873	220	1,306	(57)	03/16/20	2020	45 years
Retail Property in Isanti, MN	1,011	249	894	297	—	249	894	297	1,440	(54)	03/16/20	2020	55 years
Retail Property in Little Falls, MN	865	199	783	249	—	199	783	249	1,231	(50)	03/10/20	2020	55 years
Retail Property in Waterloo, IA	871	130	896	214	—	130	896	214	1,240	(60)	01/30/20	2019	45 years
Retail Property in Sioux City, IA	928	220	876	222	—	220	876	222	1,318	(61)	01/30/20	2019	45 years
Retail Property in Wardsville, MO	983	257	919	202	—	257	919	202	1,378	(69)	11/22/19	2019	40 years
Retail Property in Kincheloe, MI	890	58	939	229	—	58	939	229	1,226	(69)	11/22/19	2019	45 years
Retail Property in Clinton, IN	1,040	269	954	204	—	269	954	204	1,427	(66)	11/22/19	2019	44 years
Retail Property in Saginaw, MI	955	96	1,014	210	—	96	1,014	210	1,320	(80)	10/04/19	2019	45 years
Retail Property in Rolla, MO	942	110	1,011	188	—	110	1,011	188	1,309	(80)	10/04/19	2019	40 years
Retail Property in Sullivan, IL	1,177	340	981	257	—	340	981	257	1,578	(73)	09/13/19	2019	50 years
Retail Property in Becker, MN	940	136	922	188	—	136	922	188	1,246	(67)	09/13/19	2019	55 years
Retail Property in Adrian, MO	860	136	884	191	—	136	884	191	1,211	(70)	09/13/19	2019	45 years
Retail Property in Chillicothe, IL	1,026	227	1,047	245	—	227	1,047	245	1,519	(80)	09/05/19	2019	50 years
Retail Property in Poseyville, IN	870	160	947	194	—	160	947	194	1,301	(75)	08/13/19	2019	44 years
Retail Property in Dexter, MO	878	141	890	177	—	141	890	177	1,208	(75)	07/09/19	2019	40 years
Retail Property in Hubbard Lake, MI	918	40	1,017	203	—	40	1,017	203	1,260	(87)	07/09/19	2019	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Fayette, MO	1,089	107	1,168	219	—	107	1,168	219	1,494	(100)	06/26/19	2019	40 years
Retail Property in Centralia, IL	947	200	913	193	—	200	913	193	1,306	(91)	04/25/19	2019	40 years
Retail Property in Trenton, MO	890	396	628	202	—	396	628	202	1,226	(94)	02/26/19	2019	30 years
Retail Property in Houghton Lake, MI	961	124	939	241	—	124	939	241	1,304	(99)	02/26/19	2018	40 years
Retail Property in Pelican Rapids, MN	914	78	1,016	169	—	78	1,016	169	1,263	(134)	12/26/18	2018	30 years
Retail Property in Carthage, MO	842	225	766	176	—	225	766	176	1,167	(87)	12/26/18	2018	40 years
Retail Property in Bolivar, MO	891	186	876	182	—	186	876	182	1,244	(97)	12/26/18	2018	40 years
Retail Property in Pinconning, MI	946	167	905	221	—	167	905	221	1,293	(91)	12/06/18	2018	45 years
Retail Property in New Hampton, IA	1,011	177	1,111	187	—	177	1,111	187	1,475	(136)	11/30/18	2018	35 years
Retail Property in Ogden, IA	856	107	931	153	—	107	931	153	1,191	(122)	10/03/18	2018	35 years
Retail Property in Wonder Lake, IL	940	221	888	214	—	221	888	214	1,323	(129)	04/12/18	2017	39 years
Retail Property in Moscow Mills, MO	988	161	945	203	—	161	945	203	1,309	(126)	04/12/18	2018	45 years
Retail Property in Foley, MN	883	238	823	172	—	238	823	172	1,233	(132)	04/12/18	2018	35 years
Retail Property in Kirbyville, MO	869	98	965	155	—	98	965	155	1,218	(126)	04/02/18	2018	40 years
Retail Property in Gladwin, MI	883	88	951	203	—	88	951	203	1,242	(118)	04/02/18	2017	45 years
Retail Property in Rockford, MN	888	187	850	207	—	187	850	207	1,244	(176)	12/08/17	2017	30 years
Retail Property in Winterset, IA	937	272	830	200	—	272	830	200	1,302	(139)	12/08/17	2017	35 years
Retail Property in Kawkawlin, MI	920	242	871	179	—	242	871	179	1,292	(162)	10/05/17	2017	30 years
Retail Property in Aroma Park, IL	948	223	869	164	—	223	869	164	1,256	(136)	10/05/17	2017	35 years
Retail Property in East Peoria, IL	1,018	233	998	161	—	233	998	161	1,392	(153)	10/05/17	2017	40 years
Retail Property in Milford, IA	985	254	883	217	—	254	883	217	1,354	(145)	09/08/17	2017	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Jefferson City, MO	944	164	966	205	—	164	966	205	1,335	(158)	06/02/17	2016	40 years
Retail Property in Denver, IA	898	198	840	191	—	198	840	191	1,229	(153)	05/31/17	2017	35 years
Retail Property in Port O'Connor, TX	949	167	937	200	—	167	937	200	1,304	(171)	05/25/17	2017	35 years
Retail Property in Wabasha, MN	964	237	912	214	—	237	912	214	1,363	(182)	05/25/17	2016	35 years
Office in Jacksonville, FL	82,978	13,290	106,601	21,362	5,539	13,290	112,140	21,362	146,792	(21,734)	05/23/17	1989	36 years
Retail Property in Shelbyville, IL	863	189	849	199	—	189	849	199	1,237	(148)	05/23/17	2016	40 years
Retail Property in Jesup, IA	884	119	890	191	—	119	890	191	1,200	(162)	05/05/17	2017	35 years
Retail Property in Hanna City, IL	865	174	925	132	—	174	925	132	1,231	(161)	04/11/17	2016	39 years
Retail Property in Ridgedale, MO	991	250	928	187	—	250	928	187	1,365	(163)	03/09/17	2016	40 years
Retail Property in Peoria, IL	903	209	933	133	—	209	933	133	1,275	(173)	02/06/17	2016	35 years
Retail Property in Carmi, IL	1,099	286	916	239	—	286	916	239	1,441	(166)	02/03/17	2016	40 years
Retail Property in Springfield, IL	1,001	391	784	227	—	393	789	224	1,406	(153)	11/16/16	2016	40 years
Retail Property in Fayetteville, NC	4,878	1,379	3,121	2,472	—	1,379	3,121	2,471	6,971	(1,221)	11/15/16	2008	37 years
Retail Property in Dryden Township, MI	910	178	893	201	—	178	899	202	1,279	(165)	10/26/16	2016	40 years
Retail Property in Lamar, MO	900	164	903	171	—	164	903	171	1,238	(171)	07/22/16	2016	40 years
Retail Property in Union, MO	944	267	867	207	—	267	867	207	1,341	(183)	07/01/16	2016	40 years
Retail Property in Pawnee, IL	944	249	775	206	—	249	775	206	1,230	(167)	07/01/16	2016	40 years
Retail Property in Linn, MO	858	89	920	183	—	89	920	183	1,192	(179)	06/30/16	2016	40 years
Retail Property in Cape Girardeau, MO	1,029	453	702	217	—	453	702	217	1,372	(156)	06/30/16	2016	40 years
Retail Property in Decatur-Pershing, IL	1,049	395	924	155	—	395	924	155	1,474	(178)	06/30/16	2016	40 years
Retail Property in Rantoul, IL	922	100	1,023	178	—	100	1,023	178	1,301	(185)	06/21/16	2016	40 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Flora Vista, NM	1,000	272	864	198	—	272	864	198	1,334	(220)	06/06/16	2016	35 years
Retail Property in Mountain Grove, MO	979	163	1,026	212	—	163	1,026	212	1,401	(205)	06/03/16	2016	40 years
Retail Property in Decatur-Sunnyside, IL	952	182	954	139	—	182	954	139	1,275	(182)	06/03/16	2016	40 years
Retail Property in Champaign, IL	1,015	365	915	149	—	365	915	149	1,429	(170)	06/03/16	2016	40 years
Retail Property in San Antonio, TX	893	252	703	196	—	251	702	196	1,149	(174)	05/06/16	2015	35 years
Retail Property in Borger, TX	789	68	800	181	—	68	800	181	1,049	(174)	05/06/16	2016	40 years
Retail Property in Dimmitt, TX	1,060	86	1,077	236	—	85	1,074	236	1,395	(224)	04/26/16	2016	40 years
Retail Property in St. Charles, MN	968	200	843	226	—	200	843	226	1,269	(223)	04/26/16	2016	30 years
Retail Property in Philo, IL	931	160	889	189	—	160	889	189	1,238	(171)	04/26/16	2016	40 years
Retail Property in Radford, VA	1,129	411	896	256	—	411	896	256	1,563	(251)	12/23/15	2015	40 years
Retail Property in Rural Retreat, VA	1,023	328	811	260	—	328	811	260	1,399	(218)	12/23/15	2015	40 years
Retail Property in Albion, PA	1,109	100	1,033	392	—	100	1,033	392	1,525	(369)	12/23/15	2015	50 years
Retail Property in Mount Vernon, AL	930	187	876	174	—	187	876	174	1,237	(211)	12/23/15	2015	44 years
Retail Property in Malone, NY	1,079	183	1,154	—	—	183	1,154	—	1,337	(209)	12/16/15	2015	39 years
Retail Property in Mercedes, TX	832	257	874	132	—	257	874	132	1,263	(174)	12/16/15	2015	45 years
Retail Property in Gordonville, MO	771	247	787	173	—	247	787	173	1,207	(177)	11/10/15	2015	40 years
Retail Property in Rice, MN	816	200	859	184	—	200	859	184	1,243	(257)	10/28/15	2015	30 years
Retail Property in Bixby, OK	7,946	2,609	7,776	1,765	—	2,609	7,776	1,765	12,150	(1,793)	10/27/15	2012	37 years
Retail Property in Farmington, IL	895	96	1,161	150	—	96	1,161	150	1,407	(229)	10/23/15	2015	40 years
Retail Property in Grove, OK	3,621	402	4,364	817	—	402	4,364	817	5,583	(1,056)	10/20/15	2012	37 years
Retail Property in Jenks, OK	8,791	2,617	8,694	2,107	—	2,617	8,694	2,107	13,418	(2,126)	10/19/15	2009	38 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Bloomington, IL	816	173	984	138	—	173	984	138	1,295	(206)	10/14/15	2015	40 years
Retail Property in Montrose, MN	777	149	876	169	—	149	876	169	1,194	(259)	10/14/15	2015	30 years
Retail Property in Lincoln County , MO	738	149	800	188	—	149	800	188	1,137	(181)	10/14/15	2015	40 years
Retail Property in Wilmington, IL	901	161	1,078	160	—	161	1,078	160	1,399	(224)	10/07/15	2015	40 years
Retail Property in Danville, IL	738	158	870	132	—	158	870	132	1,160	(171)	10/07/15	2015	40 years
Retail Property in Moultrie, GA	930	170	962	173	—	170	962	173	1,305	(278)	09/22/15	2014	44 years
Retail Property in Rose Hill, NC	1,000	245	972	203	—	245	972	203	1,420	(269)	09/22/15	2014	44 years
Retail Property in Rockingham, NC	821	73	922	163	—	73	922	163	1,158	(241)	09/22/15	2014	44 years
Retail Property in Biscoe, NC	860	147	905	164	—	147	905	164	1,216	(245)	09/22/15	2014	44 years
Retail Property in De Soto, IA	704	139	796	176	—	139	796	176	1,111	(194)	09/08/15	2015	35 years
Retail Property in Kerrville, TX	768	186	849	200	—	186	849	200	1,235	(243)	08/28/15	2015	35 years
Retail Property in Floresville, TX	814	268	828	216	—	268	828	216	1,312	(246)	08/28/15	2015	35 years
Retail Property in Minot, ND	4,695	1,856	4,472	618	—	1,856	4,472	618	6,946	(963)	08/19/15	2012	38 years
Retail Property in Lebanon, MI	820	359	724	178	—	359	724	178	1,261	(172)	08/14/15	2015	40 years
Retail Property in Effingham County, IL	820	273	774	205	—	273	774	205	1,252	(200)	08/10/15	2015	40 years
Retail Property in Ponce, Puerto Rico	6,518	1,365	6,662	1,318	—	1,365	6,662	1,318	9,345	(1,462)	08/03/15	2012	37 years
Retail Property in Tremont, IL	785	164	860	168	—	164	860	168	1,192	(213)	06/25/15	2015	35 years
Retail Property in Pleasanton, TX	861	311	850	216	—	311	850	216	1,377	(247)	06/24/15	2015	35 years
Retail Property in Peoria, IL	851	180	934	179	—	180	934	179	1,293	(232)	06/24/15	2015	35 years
Retail Property in Bridgeport, IL	818	192	874	175	—	192	874	175	1,241	(216)	06/24/15	2015	35 years
Retail Property in Warren, MN	696	108	825	157	—	108	825	157	1,090	(247)	06/24/15	2015	30 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Canyon Lake, TX	903	291	932	220	—	291	932	220	1,443	(258)	06/18/15	2015	35 years
Retail Property in Wheeler, TX	713	53	887	188	—	53	887	188	1,128	(244)	06/18/15	2015	35 years
Retail Property in Aurora, MN	626	126	709	157	—	126	709	157	992	(175)	06/18/15	2015	40 years
Retail Property in Red Oak, IA	779	190	839	179	—	190	839	179	1,208	(255)	05/07/15	2014	35 years
Retail Property in Zapata, TX	747	62	998	145	—	62	998	145	1,205	(317)	05/07/15	2015	35 years
Retail Property in St. Francis, MN	734	105	911	163	—	105	911	163	1,179	(308)	03/26/15	2014	35 years
Retail Property in Yorktown, TX	785	97	1,005	199	—	97	1,005	199	1,301	(334)	03/25/15	2015	35 years
Retail Property in Battle Lake, MN	721	136	875	157	—	136	875	157	1,168	(322)	03/25/15	2014	30 years
Retail Property in Paynesville, MN	805	246	816	192	—	246	816	192	1,254	(268)	03/05/15	2015	40 years
Retail Property in Wheaton, MO	643	73	800	97	—	73	800	97	970	(227)	03/05/15	2015	40 years
Retail Property in Rotterdam, NY	8,964	2,530	7,924	2,165	—	2,530	7,924	2,165	12,619	(4,335)	03/03/15	1996	20 years
Retail Property in Hilliard, OH	4,524	654	4,870	860	—	654	4,870	860	6,384	(1,238)	03/02/15	2007	41 years
Retail Property in Niles, OH	3,676	437	4,084	680	—	437	4,084	680	5,201	(1,031)	03/02/15	2007	41 years
Retail Property in Youngstown, OH	3,811	380	4,363	658	—	380	4,363	658	5,401	(1,125)	02/20/15	2005	40 years
Retail Property in Iberia, MO	885	130	1,033	165	—	130	1,033	165	1,328	(299)	01/23/15	2015	39 years
Retail Property in Pine Island, MN	761	112	845	185	—	112	845	185	1,142	(289)	01/23/15	2014	40 years
Retail Property in Isle, MN	716	120	787	171	—	120	787	171	1,078	(279)	01/23/15	2014	40 years
Retail Property in Jacksonville, NC	5,619	1,863	5,749	1,020	—	1,863	5,749	1,020	8,632	(1,582)	01/22/15	2014	44 years
Retail Property in Evansville, IN	6,357	1,788	6,348	864	—	1,788	6,348	864	9,000	(1,850)	11/26/14	2014	35 years
Retail Property in Woodland Park, CO	2,781	668	2,681	620	—	668	2,681	620	3,969	(987)	11/14/14	2014	35 years
Retail Property in Springfield, MO	8,263	3,658	6,296	1,870	—	3,658	6,296	1,870	11,824	(2,216)	11/04/14	2011	37 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Cedar Rapids, IA	7,745	1,569	7,553	1,878	—	1,569	7,553	1,878	11,000	(2,860)	11/04/14	2012	30 years
Retail Property in Fairfield, IA	7,533	1,132	7,779	1,800	—	1,132	7,779	1,800	10,711	(2,473)	11/04/14	2011	37 years
Retail Property in Owatonna, MN	7,041	1,398	7,125	1,564	—	1,398	7,125	1,564	10,087	(2,368)	11/04/14	2010	36 years
Retail Property in Muscatine, IA	5,050	1,060	6,636	1,307	—	1,060	6,636	1,307	9,003	(2,351)	11/04/14	2013	29 years
Retail Property in Sheldon, IA	3,037	633	3,053	708	—	633	3,053	708	4,394	(1,012)	11/04/14	2011	37 years
Retail Property in Memphis, TN	3,890	1,986	2,800	803	—	1,986	2,800	803	5,589	(1,930)	10/24/14	1962	15 years
Retail Property in Bennett, CO	2,475	470	2,503	563	—	470	2,503	563	3,536	(947)	10/02/14	2014	34 years
Retail Property in Conyers, GA	22,797	876	27,396	4,258	—	876	27,396	4,258	32,530	(7,351)	08/28/14	2014	45 years
Retail Property in O'Fallon, IL	5,677	2,488	5,388	1,064	—	2,488	5,388	1,064	8,940	(3,719)	08/08/14	1984	15 years
Retail Property in El Centro, CA	2,978	569	3,133	575	—	569	3,133	575	4,277	(907)	08/08/14	2014	50 years
Retail Property in Durant, OK	3,246	594	3,900	498	—	594	3,900	498	4,992	(1,168)	01/28/13	2007	40 years
Retail Property in Gallatin, TN	3,318	1,725	2,616	721	—	1,725	2,616	721	5,062	(1,044)	12/28/12	2007	40 years
Retail Property in Mt. Airy, NC	2,947	729	3,353	621	—	729	3,353	621	4,703	(1,192)	12/27/12	2007	39 years
Retail Property in Aiken, SC	3,881	1,588	3,480	858	—	1,588	3,480	858	5,926	(1,271)	12/21/12	2008	41 years
Retail Property in Johnson City, TN	3,449	917	3,607	739	—	917	3,607	739	5,263	(1,281)	12/21/12	2007	40 years
Retail Property in Palmview, TX	4,485	938	4,837	1,044	—	938	4,837	1,044	6,819	(1,467)	12/19/12	2012	44 years
Retail Property in Ooltewah, TN	3,756	903	3,957	843	—	903	3,957	843	5,703	(1,370)	12/18/12	2008	41 years
Retail Property in Abingdon, VA	3,016	682	3,733	666	—	682	3,733	666	5,081	(1,306)	12/18/12	2006	41 years
Retail Property in Wichita, KS	4,700	1,187	4,850	1,163	—	1,187	4,850	1,163	7,200	(2,206)	12/14/12	2012	34 years
Retail Property in Vineland, NJ	13,662	1,482	17,742	3,282	—	1,482	17,742	3,282	22,506	(7,927)	09/21/12	2003	30 years
Retail Property in Saratoga Springs, NY	12,275	748	13,936	5,538	—	748	13,936	5,538	20,222	(7,443)	09/21/12	1994	27 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period				Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Waldorf, MD	11,414	4,933	11,684	2,882	—	4,933	11,684	2,882	19,499	(6,328)	09/21/12	1999	25 years
Retail Property in Mooresville, NC	10,710	2,615	12,462	2,566	—	2,615	12,462	2,566	17,643	(6,676)	09/21/12	2000	24 years
Retail Property in Sennett, NY	4,697	1,147	4,480	1,848	—	1,147	4,480	1,848	7,475	(2,949)	09/21/12	1996	23 years
Retail Property in DeLeon Springs, FL	803	239	782	221	—	239	782	221	1,242	(462)	08/13/12	2011	35 years
Retail Property in Orange City, FL	798	229	853	235	—	229	853	235	1,317	(480)	05/23/12	2011	35 years
Retail Property in Satsuma, FL	721	79	821	192	—	79	821	192	1,092	(462)	04/19/12	2011	35 years
Retail Property in Greenwood, AR	3,351	1,038	3,415	694	—	1,038	3,415	694	5,147	(1,257)	04/12/12	2009	43 years
Retail Property in Millbrook, AL	4,517	970	5,972	—	—	970	5,972	—	6,942	(1,836)	03/28/12	2008	32 years
Retail Property in Spartanburg, SC	3,355	828	2,567	772	—	828	2,567	772	4,167	(1,258)	01/14/11	2007	42 years
Retail Property in Tupelo, MS	4,526	1,120	3,070	939	—	1,120	3,070	939	5,129	(1,439)	08/13/10	2007	47 years

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period					Accumulated Depreciation and Amortization	Date Acquired	Year Built	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Building	Intangibles		Land	Building	Intangibles	Total

Retail Property in Lilburn, GA	—	1,090	3,673	1,028	—	1,090	3,673	1,028	5,791		(1,662)	08/12/10	2007	47 years
Retail Property in Douglasville, GA	4,730	1,717	2,705	987	—	1,717	2,705	987	5,409		(1,312)	08/12/10	2008	48 years
Retail Property in Elkton, MD	4,387	963	3,049	860	—	963	3,049	860	4,872		(1,387)	07/27/10	2008	49 years
Retail Property in Lexington, SC	4,119	1,644	2,219	869	—	1,644	2,219	869	4,732		(1,177)	06/28/10	2009	48 years
Total Net Lease	$445,479	$98,255	$478,590	$104,329	$5,539	$98,255	$484,136	$104,326	$686,717		$(145,671)

Hotel in Schaumburg, IL	$—	$8,029	$29,971	$—	$—	$8,029	$29,971	$—	$38,000		$(100)	12/17/21	1983	25 years
Apartments in Stillwater, OK	—	1,448	16,344	2,659	—	1,448	16,344	2,659	20,451		(1,447)	08/17/21	2000	30 years
Hotel in San Diego, CA	32,530	7,469	34,781	—	—	7,469	35,678	—	43,147		(5,445)	12/17/19	1970	23 years
Hotel in Omaha, NE	—	2,963	15,237	—	—	2,963	15,483	—	18,446		(2,298)	02/27/19	1969	35 years
Apartments in Isla Vista, CA	69,571	36,274	47,694	1,118	1,182	36,274	49,046	1,118	86,438		(5,782)	05/01/18	2009	42 years
Office in Crum Lynne, PA	6,020	1,403	7,518	1,666	—	1,403	7,518	1,666	10,587		(1,295)	09/29/17	1999	35 years
Apartment Building in Miami, FL	34,195	12,643	24,533	968	4,824	12,643	29,172	968	42,783		(5,239)	08/31/17	1987	35 years
Office in Peoria, IL	—	940	439	1,508	1,002	1,174	1,442	1,508	4,124		(944)	10/21/16	1926	15 years
Office in Wayne, NJ	21,553	2,744	20,212	8,323	—	2,744	20,212	8,323	31,279		(6,932)	08/04/16	2009	45 years
Shopping Center in Carmel, NY	—	2,041	3,632	1,033	606	2,041	4,238	1,033	7,312		(1,807)	10/14/15	1985	20 years
Office in Richmond, VA	66,512	14,632	87,629	17,658	11,054	12,227	83,090	15,064	110,381		(40,129)	06/07/13	1984	41 years
Office in Oakland County, MI	17,934	1,147	7,707	9,932	9,056	1,145	16,757	9,928	27,830		(19,533)	02/01/13	1989	35 years
Total Diversified	$248,315	$91,733	$295,697	$44,865	$27,724	$89,560	$308,951	$42,267	$440,778		$(90,951)

Total Condominium	—	—	—	—	—	—	—	—	—		—
Total Real Estate	$693,794	$189,988	$774,287	$149,194	$33,263	$187,815	$793,087	$146,593	$1,127,495	(1)	$(236,622)

(1)      The aggregate cost for U.S. federal income tax purposes is $0.9 billion at December 31, 2021.

Reconciliation of Real Estate:

The following table reconciles real estate from December 31, 2020 to December 31, 2021 $ in thousands):

Total Real Estate
Balance at December 31, 2020	$1,216,229
Acquisitions	20,452
Acquisitions through foreclosures	81,750
Improvements	4,871
Dispositions and write-offs	(195,807)
Balance at December 31, 2021	$1,127,495

The following table reconciles real estate from December 31, 2019 to December 31, 2020 ($ in thousands):

Total Real Estate
Balance at December 31, 2019	$1,254,163
Acquisitions	7,793
Acquisitions through foreclosures	29,310
Improvements	6,101
Dispositions and write-offs	(81,138)
Balance at December 31, 2020	$1,216,229

The following table reconciles real estate from December 31, 2018 to December 31, 2019 $ in thousands):

Total Real Estate
Balance at December 31, 2018	$1,171,960
Acquisitions	21,544
Acquisitions through foreclosures	84,356
Improvements	7,591
Dispositions and write-offs	(29,938)
Impairments	(1,350)
Balance at December 31, 2019	$1,254,163

Reconciliation of Accumulated Depreciation and Amortization Expense:

The following table reconciles accumulated depreciation and amortization from December 31, 2020 to December 31, 2021 ($ in thousands):

Total Real Estate
Balance at December 31, 2020	$230,925
Depreciation and amortization expense	38,069
Dispositions/write-offs	(32,372)
Balance at December 31, 2021	$236,622

The following table reconciles accumulated depreciation and amortization from December 31, 2019 to December 31, 2020 ($ in thousands):

Total Real Estate
Balance at December 31, 2019	$206,082
Depreciation and amortization expense	39,346
Dispositions/write-offs	(14,503)
Balance at December 31, 2020	$230,925

The following table reconciles accumulated depreciation and amortization from December 31, 2018 to December 31, 2019 ($ in thousands):

Total Real Estate
Balance at December 31, 2018	$173,938
Depreciation and amortization expense	39,231
Dispositions/write-offs	(7,087)
Balance at December 31, 2019	$206,082

Schedule IV-Mortgage Loans on Real Estate
Ladder Capital Corp
December 31, 2021
($ in thousands)

Type of Loan	Underlying Property Type	Interest Rates (1)	Effective Maturity Dates	Periodic Payment Terms (2)	Prior Liens	Face amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Mortgages Subject to Delinquent Principal or Interest (3)
First Mortgages individually >3%
First Mortgage	Office, Industrial	3.75% - 6.50%	2022 - 2024	IO	$—	$542,185	$538,614		$—
First Mortgages individually <3%
First Mortgage	Mixed, Office, Multi-Family, Industrial, Hotel, Mobile Home Park, Self Storage, Retail, Land, Other	3.45% - 10.00%	2022 - 2027	IO, P&I	—	2,940,530	2,916,040		100,429
Total First Mortgages					—	3,482,715	3,454,654		100,429
Subordinated Mortgages individually <3%
Subordinate Mortgage	Retail, Hotel, Office, Mobile Home Park	6.04% - 12.00%	2022 - 2027	IO, P&I	833,281	99,204	99,083		—
Total Subordinated Mortgages					833,281	99,204	99,083		—
Total Mortgages					833,281	3,581,919	3,553,737		100,429
Allowance for credit losses					N/A	N/A	(31,752)	(4)	N/A
Total Mortgages after Allowance for Credit Losses					$833,281	$3,581,919	$3,521,985	(5)	$100,429

(1)    Interest rates as of December 31, 2021.
(2)    IO = Interest only.
P&I = Principal and interest.
(3)    Represents principal amount of loans on non-accrual status. The carrying value of loans on non-accrual status was $80.2 million as of December 31, 2021. Refer to Allowance for Credit Losses and Non-Accrual Status in Note 3, Mortgage Loan Receivables, to the consolidated financial statements for further disclosure.
(4)    Refer to Note 3, Mortgage Loan Receivables for further detail.
(5)    The aggregate cost for U.S. federal income tax purposes is $3.6 billion.

Reconciliation of mortgage loans on real estate:

The following tables reconcile mortgage loans on real estate from December 31, 2018 to December 31, 2021 ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2020	$2,354,059	$(41,507)	$30,518	$2,343,070
Origination of mortgage loan receivables	2,309,888	—	220,359	2,530,247
Purchases of mortgage loan receivables	63,600	—		63,600
Repayment of mortgage loan receivables	(1,059,796)	—	(183)	(1,059,979)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(259,092)	(305,649)
Non-cash disposition of loan via foreclosure	(81,289)	—	—	(81,289)
Realized gain on sale of mortgage loan receivables	—	—	8,398	8,398
Accretion/amortization of discount, premium and other fees	13,832	—	—	13,832
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—	1,150
Release of provision for current expected credit loss, net	—	8,605	—	8,605
Balance December 31, 2021	$3,553,737	$(31,752)	$—	$3,521,985

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held	Total Mortgage loan receivables
Balance December 31, 2019	$3,257,036	$(20,500)	$122,325	$3,358,861
Origination of mortgage loan receivables	353,661	—	212,845	566,506
Repayment of mortgage loan receivables	(960,832)	—	(404)	(961,236)
Proceeds from sales of mortgage loan receivables	(270,491)	—	(312,273)	(582,764)
Non-cash disposition of loan via foreclosure	(31,249)	—	—	(31,249)
Realized gain on sale of mortgage loan receivables	(9,596)	—	8,025	(1,571)
Accretion/amortization of discount, premium and other fees	15,530	—	—	15,530
Release of asset-specific loan loss provision via foreclosure(1)	—	2,500	—	2,500
Provision for current expected credit loss (implementation impact)(2)	—	(4,964)	—	(4,964)
Provision for current expected credit loss (impact to earnings)(2)	—	(18,543)	—	(18,543)
Balance December 31, 2020	$2,354,059	$(41,507)	$30,518	$2,343,070

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

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Mortgage loans transferred but not considered sold	Allowance for credit losses	Mortgage loan receivables held for sale	Total Mortgage loan receivables
Balance December 31, 2018	$3,318,390	$—	$(17,900)	$182,439	$3,482,929
Origination of mortgage loan receivables	1,452,049	—	—	946,178	2,398,227
Purchases of mortgage loan receivables	—	—	—	9,934	9,934
Repayment of mortgage loan receivables	(1,531,551)	—	—	(795)	(1,532,346)
Proceeds from sales of mortgage loan receivables	—	(15,504)	—	(1,008,853)	(1,024,357)
Non-cash disposition of loan via foreclosure	(45,529)	—	—	—	(45,529)
Realized gain on sale of mortgage loan receivables	—	—	—	54,758	54,758
Transfer between held for investment and held for sale	45,832	15,504	—	(61,336)	—
Accretion/amortization of discount, premium and other fees	17,845	—	—	—	17,845
Provision for loan loss	—	—	(2,600)	—	(2,600)
Balance December 31, 2019	$3,257,036	$—	$(20,500)	$122,325	$3,358,861

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

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of stockholders expected to be held on June 2, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of stockholders expected to be held on June 2, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in the Company’s definitive proxy statement for its annual meeting of stockholders expected to be held on June 2, 2022, and is incorporated herein by reference.

The information required by this item regarding our equity compensation plans in incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of stockholders expected to be held on June 2, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of stockholders expected to be held on June 2, 2022, and is incorporated herein by reference.

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

4.21	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.21 to the Company’s Form 10-K filed on February 26, 2021)
4.22
Indenture, dated June 23, 2021, among Ladder Capital Finance Holdings LLLP, Ladder Capital Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on June 23, 2021).

4.23
First Supplemental Indenture for the 2029 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 in the Company’s Form 10-Q filed October 29, 2021)

4.24
First Supplemental Indenture for the 2027 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 in the Company’s Form 10-Q filed October 29, 2021)

4.25
Second Supplemental Indenture for the 2025 Notes, dated September 27, 2021, by and among Ladder Capital Realty III LLC, the Released Guarantors, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 in the Company’s Form 10-Q filed October 29, 2021)

10.1
Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of December 31, 2014, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 5, 2015)

10.2
Amendment to Third Amended and Restated Limited Liability Limited Partnership Agreement, dated as of November 30, 2015, by and among Ladder Capital Finance Holdings LLLP, each General Partner and each Person party thereto or otherwise bound as a Limited Partner (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed on March 7, 2016)

10.3
Amended and Restated Tax Receivable Agreement, dated as of December 31, 2014, by and among Ladder Capital Corp, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP, LC TRS I LLC and each of the TRA Members (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 5, 2015)

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.25 #
Miceli Employment Agreement, dated February 9, 2021 between Ladder Capital Finance LLC and Paul J. Miceli (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2021)

21.1	Subsidiaries of Ladder Capital Corp
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Brian Harris pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul J. Miceli pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian Harris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Paul J. Miceli pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*                                        The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

#                                 Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADDER CAPITAL CORP
(Registrant)

Date: February 11, 2022	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2022
Brian Harris

/s/ PAUL J. MICELI	Chief Financial Officer (Principal Financial Officer)	February 11, 2022
Paul J. Miceli

/s/ KEVIN MOCLAIR	Chief Accounting Officer (Principal Accounting Officer)	February 11, 2022
Kevin Moclair

/s/ ALAN FISHMAN	Non-Executive Chairman and Director	February 11, 2022
Alan Fishman

/s/ MARK ALEXANDER	Director	February 11, 2022
Mark Alexander

/s/ DOUGLAS DURST	Director	February 11, 2022
Douglas Durst

/s/ PAMELA MCCORMACK	Director	February 11, 2022
Pamela McCormack

/s/ JEFFREY STEINER	Director	February 11, 2022
Jeffrey Steiner

/s/ DAVID WEINER	Director	February 11, 2022
David Weiner