Form 10-Q
period 2022-03-31
Ladder Capital Corp
filed 2022-05-02
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Class A common stock, $0.001 par value	127,221,540
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
March 31, 2022

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);
•the persistence of the COVID-19 pandemic, labor shortages, supply chain imbalances, Russia’s invasion of Ukraine and inflation;
•changes in general economic conditions in our industry and in the commercial finance and the real estate markets;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2022(1)	December 31, 2021(1)
	(Unaudited)
Assets
Cash and cash equivalents	$431,762	$548,744
Restricted cash	63,462	72,802
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	3,857,471	3,553,737
Allowance for credit losses	(32,332)	(31,752)
Mortgage loan receivables held for sale	53,901	—
Real estate securities	662,942	703,280
Real estate and related lease intangibles, net	792,857	865,694
Real estate held for sale	55,412	25,179
Investments in and advances to unconsolidated joint ventures	5,243	23,154
Derivative instruments	234	402
Accrued interest receivable	14,450	13,645
Other assets	68,795	76,367
Total assets	$5,974,197	$5,851,252
Liabilities and Equity
Liabilities
Debt obligations, net	$4,343,311	$4,219,703
Dividends payable	26,763	27,591
Accrued expenses	42,028	40,249
Other liabilities	52,938	50,090
Total liabilities	4,465,040	4,337,633
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 126,852,765 shares issued and 127,222,831 and 125,452,568 shares outstanding	127	126
Additional paid-in capital	1,815,661	1,795,249
Treasury stock, 804,647 and 1,400,197 shares, at cost	(88,258)	(76,324)
Retained earnings (dividends in excess of earnings)	(214,084)	(207,802)
Accumulated other comprehensive income (loss)	(10,753)	(4,112)
Total shareholders’ equity	1,502,693	1,507,137
Noncontrolling interests in consolidated joint ventures	6,464	6,482
Total equity	1,509,157	1,513,619
Total liabilities and equity	$5,974,197	$5,851,252

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net interest income
Interest income	$56,205	$39,287
Interest expense	47,035	45,973
Net interest income	9,170	(6,686)
Provision for (release of) loan loss reserves	874	(4,251)
Net interest income (expense) after provision for (release of) loan losses	8,296	(2,435)
Other income (loss)
Real estate operating income	26,354	24,159
Sale of loans, net	(949)	—
Realized gain (loss) on securities	(96)	579
Unrealized gain (loss) on equity securities	14	—
Unrealized gain (loss) on Agency interest-only securities	3	(20)
Realized gain (loss) on sale of real estate, net	29,154	—
Fee and other income	7,194	3,284
Net result from derivative transactions	3,135	4,771
Earnings (loss) from investment in unconsolidated joint ventures	434	436
Total other income (loss)	65,243	33,209
Costs and expenses
Compensation and employee benefits	29,864	9,533
Operating expenses	5,508	4,241
Real estate operating expenses	8,992	6,211
Fee expense	1,988	1,599
Depreciation and amortization	9,342	9,536
Total costs and expenses	55,694	31,120
Income (loss) before taxes	17,845	(346)
Income tax expense (benefit)	(1,309)	(778)
Net income (loss)	19,154	432
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(122)	(240)
Net income (loss) attributable to Class A common shareholders	$19,032	$192

Earnings per share:
Basic	$0.15	$—
Diluted	$0.15	$—

Weighted average shares outstanding:
Basic	124,305,943	123,974,970
Diluted	125,478,001	124,324,683

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$19,154	$432
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(6,737)	7,428
Reclassification adjustment for (gain) loss included in net income (loss)	96	(579)
Total other comprehensive income (loss)	(6,641)	6,849
Comprehensive income (loss)	12,513	7,281
Comprehensive (income) loss attributable to noncontrolling interest in consolidated joint ventures	(122)	(240)
Comprehensive income (loss) attributable to Class A common shareholders	$12,391	$7,041

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Joint Ventures
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619
Distributions	—	—	—	—	—	—	(140)	(140)
Amortization of equity based compensation	—	—	20,412	—	—	—	—	20,412
Grants of restricted stock	2,248	2	—	(3)	—	—	—	(1)
Purchase of treasury stock	(55)	—	—	(611)	—	—	—	(611)
Re-issuance of treasury stock	596	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(952)	(1)	—	(11,320)	—	—	—	(11,321)
Forfeitures	(66)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(25,314)	—	—	(25,314)
Net income (loss)	—	—	—	—	19,032	—	122	19,154
Other comprehensive income (loss)	—	—	—	—	—	(6,641)	—	(6,641)
Balance, March 31, 2022	127,224	$127	$1,815,661	$(88,258)	$(214,084)	$(10,753)	$6,464	$1,509,157

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,154	$432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,342	9,536
Unrealized (gain) loss on derivative instruments	162	(2)
Unrealized (gain) loss on equity securities	(14)	—
Unrealized (gain) loss on Agency interest-only securities	(3)	20
Provision for (release of) loan loss reserves	874	(4,251)
Amortization of equity based compensation	20,412	5,276
Amortization of deferred financing costs included in interest expense	5,857	4,892
Amortization of premium/discount on mortgage loan financing included in interest expense	(330)	(273)
Amortization of above- and below-market lease intangibles	(444)	(478)
(Accretion)/amortization of discount, premium and other fees on loans	(5,162)	(3,408)
(Accretion)/amortization of discount, premium and other fees on securities	(37)	35
Realized (gain) loss on sale of mortgage loan receivables held for sale	949	—
Realized (gain) loss on disposition of loan via foreclosure	—	26
Realized (gain) loss on securities	96	(579)
Realized (gain) loss on sale of real estate, net	(29,154)	—
(Earnings) loss from investments in unconsolidated joint ventures in excess of distributions received	191	(436)
Insurance proceeds used for remediation work due to property damage	(36)	—
Origination of mortgage loan receivables held for sale	(54,850)	(41,000)
Repayment of mortgage loan receivables held for sale	—	36
Change in deferred tax asset (liability)	(402)	1,219
Accrued interest receivable	(805)	2,580
Other assets	2,332	(1,565)
Accrued expenses and other liabilities	1,833	(15,650)
Net cash provided by (used in) operating activities	(30,035)	(43,590)

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(648,507)	(116,555)
Repayment of mortgage loan receivables held for investment	358,198	394,446
Proceeds from sale of mortgage loan receivables held for investment	—	46,557
Purchases of real estate securities	(26,033)	(40,016)
Repayment of real estate securities	57,756	10,540
Basis recovery of interest-only securities	1,383	2,002
Proceeds from sales of real estate securities	4,261	329,063
Capital improvements of real estate	(751)	(1,269)
Proceeds from sale of real estate	79,473	43,750
Capital distribution from investment in unconsolidated joint ventures	2,284	2,181
Proceeds from sale of FHLB stock	—	18,040
Net cash provided by (used in) investing activities	(171,936)	688,739
Cash flows from financing activities:
Deferred financing costs paid	(1,510)	(621)
Proceeds from borrowings under debt obligations	443,866	1,631,557

	Three Months Ended March 31,
	2022	2021
Repayment of borrowings under debt obligations	(328,495)	(2,077,161)
Cash dividends paid to Class A common shareholders	(26,142)	(26,245)
Capital distributed to noncontrolling interests in consolidated joint ventures	(140)	(269)
Reissuance of treasury stock	(1)	(1)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(11,321)	(4,421)
Purchase of treasury stock	(611)	(214)
Issuance of common stock	3	1
Net cash provided by (used in) financing activities	75,649	(477,374)
Net increase (decrease) in cash, cash equivalents and restricted cash	(126,322)	167,775
Cash, cash equivalents and restricted cash at beginning of period	621,546	1,284,284
Cash, cash equivalents and restricted cash at end of period	$495,224	$1,452,059

Supplemental information:
Cash paid for interest, net of amounts capitalized	$36,146	$54,362
Cash paid (received) for income taxes	7	863

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	3,776	—
Securities and derivatives sold, not settled	54	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	18,373	50,832
Settlement of mortgage loan receivable held for investment by real estate, net	—	(43,129)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	—	43,750
Real estate acquired in former unconsolidated joint venture agreement	15,436	—
Transfer of real estate, net into real estate held for sale	(55,412)	—
Dividends declared, not paid	26,763	26,530

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$431,762	$1,305,686
Restricted cash	63,462	146,373
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$495,224	$1,452,059

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) investing in investment grade securities secured by first mortgage loans on commercial real estate; and (iii) owning and operating commercial real estate, including net leased commercial properties. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of March 31, 2022, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company continues to actively manage the liquidity and operations of the Company in light of the current market conditions including the impact of the COVID-19 pandemic in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are included in the Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this interim report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The consolidated financial statements include the Company’s accounts and those of its subsidiaries that are majority-owned and/or controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC 810”), provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Refer to Note 10, Consolidated Variable Interest Entities, for further information on the Company’s consolidated variable interest entities.

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded.

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

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess; (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future; (ii) the ability of the borrower to refinance the loan at maturity; and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including; (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates; (ii) site inspections; and (iii) current credit spreads and other market data and ultimately presented to management for approval.

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

The Company designates non-accrual loans generally when; (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable..

Recent Accounting Pronouncements Pending Adoption

In March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

March 31, 2022 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,803,480	$3,773,593		5.34%	1.7
Mezzanine loans	83,954	83,878		10.70%	2.0
Total mortgage loans receivable	3,887,434	3,857,471		5.45%	1.7
Allowance for credit losses	N/A	(32,332)
Total mortgage loan receivables held for investment, net, at amortized cost	3,887,434	3,825,139
Mortgage loan receivables held for sale:
First mortgage loans	54,850	53,901		4.44%	9.9
Total	$3,942,284	$3,879,040	(3)	5.44%	1.8

(1)Includes the impact from interest rate floors. March 31, 2022 LIBOR and SOFR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $79.9 million. Refer to “Non-Accrual Status” below for further details.
(3)Includes $27.4 million of deferred origination fees and other items as of March 31, 2022.

As of March 31, 2022, $3.6 billion, or 92.6%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.9 billion linked to LIBOR and $0.7 billion linked to SOFR. Of this $3.6 billion, 98% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of March 31, 2022, $54.9 million or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates linked to SOFR.

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

As of December 31, 2021, $3.3 billion, or 91.5%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $3.3 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors.

For the three months ended March 31, 2022 and 2021, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables	648,507	—	54,850
Repayment of mortgage loan receivables	(349,935)	—	—
Sale of loans, net (2)	—	—	(949)
Accretion/amortization of discount, premium and other fees	5,162	—	—
Release (addition) of provision for current expected credit loss, net	—	(580)	—
Balance, March 31, 2022	$3,857,471	$(32,332)	$53,901

(1)Refer to Note 5 Real Estate and Related Lease Intangibles, Net for further detail on foreclosure of real estate.
(2)Represents unrealized lower of cost or market adjustment on loans held for sale.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	116,555	—	41,000
Repayment of mortgage loan receivables	(374,735)	—	(36)
Proceeds from sales of mortgage loan receivables	(46,557)	—	—
Non-cash disposition of loan via foreclosure(1)	(45,000)	—	—
Accretion/amortization of discount, premium and other fees	3,408	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release (addition) of provision for current expected credit loss, net	—	4,116	—
Balance, March 31, 2021	$2,007,730	$(36,241)	$71,482

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended March 31,
Allowance for Credit Losses	2022	2021
Allowance for credit losses at beginning of period	$31,752	$41,507
Provision for (release of) current expected credit loss, net (1)	580	(4,116)
Foreclosure of loans subject to asset-specific reserve	—	(1,150)
Allowance for credit losses at end of period	$32,332	$36,241

(1)There was no asset specific reserves recorded for the three months ended March 31, 2022 or 2021.

Non-Accrual Status	March 31, 2022(1)	December 31, 2021(2)
Carrying value of loans on non-accrual status, net of asset-specific reserve	$79,877	$80,229

(1)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.1 million as of March 31, 2022. Additionally, as of March 31, 2022 there were two loans with a combined carrying value of $25.2 million and one loan with a carrying value of $30.5 million.
(2)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $25.6 million and one loan with a carrying value of $30.5 million.

Current Expected Credit Loss (“CECL”)

As of March 31, 2022, the Company has a $33.1 million allowance for current expected credit losses, of which $32.3 million pertains to mortgage loan receivables. This allowance includes three loans that have an aggregate of $20.2 million of asset-specific reserves against a carrying value of $69.6 million as of March 31, 2022. The Company concluded that none of its loans, other than the three loans discussed in “Non-Accrual Status” below, are individually impaired as of March 31, 2022.

As of December 31, 2021, the Company had a $32.2 million allowance for current expected credit losses, of which $31.8 million pertained to mortgage loan receivables. This allowance included three loans that have an aggregate of $20.2 million of asset-specific reserves against a carrying value of $69.9 million as of December 31, 2021. The Company concluded that none of its loans, other than the three loans discussed in “Non-Accrual Status” below, are individually impaired as of December 31, 2021.

The total change in reserve for provision for the three months ended March 31, 2022 was an increase of $0.9 million. The addition represents an increase in the general reserve of loans held for investment of $0.6 million and an increase on unfunded loan commitments of $0.3 million. The increase during the three months ended March 31, 2022 is primarily due to a net increase in originations quarter over quarter.

The total change in reserve for provision for the three months ended March 31, 2021 was a release of $4.3 million. The release represented a decline in the general reserve of loans held for investment of $4.2 million and the release on unfunded loan commitments of $0.1 million. The release during the three months ended is primarily due to an improvement in macro economic assumptions.

Loan Portfolio by Geographic Region, Property Type and Vintage (amortized cost $ in thousands)

	March 31,	December 31,
Geographic Region	2022	2021
South	$1,067,323	$937,125
Northeast	1,186,408	1,080,652
Midwest	440,893	434,157
West	491,063	530,599
Southwest	602,204	501,272
Subtotal mortgage loans receivable	3,787,891	3,483,805
Individually impaired loans(1)	69,580	69,932
Total mortgage loans receivable	$3,857,471	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by property type as of March 31, 2022 and December 31, 2021, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of March 31, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Office	$76,325	$693,189	$29,650	$69,991	$155,582	$1,024,737
Multifamily	329,824	666,979	—	23,464	—	1,020,267
Mixed Use	179,135	459,776	88,280	140,948	—	868,139
Industrial	20,140	95,757	—	110,202	—	226,099
Hospitality	—	43,344	—	21,579	147,420	212,343
Retail	11,250	105,649	—	66,269	10,472	193,640
Manufactured Housing	—	97,873	—	26,437	3,934	128,244
Other	15,964	26,878	—	7,956	20,055	70,853
Self-Storage	—	43,569	—	—	—	43,569
Subtotal mortgage loans receivable	632,638	2,233,014	117,930	466,846	337,463	3,787,891
Individually Impaired loans (1)	—	—	—	—	69,580	69,580
Total mortgage loans receivable (2)	$632,638	$2,233,014	$117,930	$466,846	$407,043	$3,857,471

	Amortized Cost Basis by Origination Year as of December 31, 2021
Collateral Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$784,556	$29,636	$121,346	$59,073	$73,911	$1,068,522
Mixed Use	538,949	84,600	140,926	—	—	764,475
Multifamily	697,089	3,131	47,322	—	—	747,542
Hospitality	41,635	—	43,666	90,132	110,890	286,323
Retail	105,362	—	89,058	—	25,486	219,906
Industrial	41,203	—	108,469	—	—	149,672
Manufactured Housing	117,265	—	26,404	—	3,941	147,610
Other	26,801	—	8,768	20,743	—	56,312
Self-Storage	43,443	—	—	—	—	43,443
Subtotal mortgage loans receivable	2,396,303	117,367	585,959	169,948	214,228	3,483,805
Individually Impaired loans (1)	—	—	—	—	69,932	69,932
Total mortgage loans receivable (3)	$2,396,303	$117,367	$585,959	$169,948	$284,160	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $11.9 million of accrued interest receivable on all loans at March 31, 2022.
(3)Not included above is $12.6 million of accrued interest receivable on all loans at December 31, 2021.

Individually Impaired Loans

As of March 31, 2022, two loans with an amortized cost basis of $26.8 million and a combined carrying value of $24.1 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded an asset-specific provision for loss in 2018 on one of these loans, with a carrying value of $5.9 million. This asset-specific provision of $2.7 million to reduce the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of March 31, 2022, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 4.88% to 5.23%.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a TDR, which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. For the three months ended March 31, 2020, management determined that the A-Note was impaired, reflecting a decline in collateral value due to: (i) new information available during the three months ended March 31, 2020 regarding two recent comparable sales and (ii) a change in market conditions. As a result, on March 31, 2020, the Company recorded an asset-specific provision for loss on the A-Note of $7.5 million to reduce the carrying value of this loan to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 7.50% to 8.60%. The Company placed the A-Note on non-accrual status as of March 31, 2020. As of March 31, 2022, the amortized cost basis was $42.7 million, and after allowance for credit loss of the A-Note and the B-Note of $17.5 million, the carrying value of the combined mortgage loans was $25.2 million. As of March 31, 2022, the Company determined the loan was adequately provisioned based on the application of direct capitalization rates of 8.50% to 9.25%.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

Other Loans on Non-Accrual Status

As of March 31, 2022, one other loan secured by a mixed-use property located in the Northeast was on non-accrual status, with a carrying value of $30.5 million. The Company put this loan on non-accrual status in the fourth quarter of 2020 and performed a review of the collateral for the loan. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. There are no other loans on non-accrual status other than those discussed above in Individually Impaired Loans as of March 31, 2022.

We continue to actively monitor our mortgage loans receivable portfolio for both the immediate and long term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing emergence from the COVID-19 pandemic.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. We continue to actively monitor the impacts of current market conditions on our securities portfolio.

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$659,685	$659,099	$8	$(11,063)	$648,044	(2)	71	AAA	1.82%	1.90%	1.81
CMBS interest-only(3)	1,287,812	13,952	352	(52)	14,252	(4)	13	AAA	0.57%	4.57%	1.76
GNMA interest-only(3)(5)	54,895	407	75	(31)	451		14	AAA	0.36%	5.29%	3.55
Agency securities	52	53	—	—	53		—	AAA	4.00%	2.78%	1.92
Total debt securities	$2,002,444	$673,511	$435	$(11,146)	$662,800		98		0.98%	1.96%	1.81
Equity securities(7)	N/A	148	14	—	162		2	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,002,444	$673,659	$449	$(11,166)	$662,942		100

December 31, 2021

			Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$691,402	$691,026	$775	$(5,508)	$686,293	(2)	73	AAA	1.57%	1.57%	2.06
CMBS interest-only(3)	1,302,551	15,268	617	—	15,885	(4)	13	AAA	0.45%	5.67%	1.88
GNMA interest-only(3)(5)	59,075	518	105	(64)	559		14	AA+	0.38%	4.97%	3.64
Agency securities	557	560	3	—	563		2	AA+	2.47%	1.58%	0.69
Total debt securities	$2,053,585	$707,372	$1,500	$(5,572)	$703,300		102		0.83%	1.67%	2.06
Allowance for current expected credit losses	N/A	—	—	(20)	(20)
Total real estate securities	$2,053,585	$707,372	$1,500	$(5,592)	$703,280		102

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
(2)As of March 31, 2022 and December 31, 2021, respectively, includes $9.6 million and $9.9 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(4)As of March 31, 2022 and December 31, 2021, respectively, includes $0.5 million and $0.5 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(5)Agency interest-only securities are recorded at fair value with changes in fair value recorded in current period earnings. The Company’s Agency interest-only securities are considered to be hybrid financial instruments that contain embedded derivatives. As a result, the Company has elected to account for them as hybrid instruments in their entirety at fair value with changes in fair value recognized in unrealized gain (loss) on Agency interest-only securities in the consolidated statements of income.
(6)The Company has elected to account for equity securities at fair value with changes in fair value recorded in current period earnings.

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$275,365	$366,518	$—	$6,162	$648,045
CMBS interest-only	756	13,496	—	—	14,252
GNMA interest-only	80	216	154	—	450
Agency securities	—	53	—	—	53
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$276,201	$380,283	$154	$6,162	$662,780

December 31, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$304,357	$354,670	$10,307	$16,958	$686,292
CMBS interest-only	1,018	14,868	—	—	15,886
GNMA interest-only	102	278	179	—	559
Agency securities	503	60	—	—	563
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$305,980	$369,876	$10,486	$16,958	$703,280

During the three months ended March 31, 2022 the Company had $43 thousand of sales of equity securities. During the three months ended March 31, 2021, the Company had no sales of equity securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The following tables present additional detail related to our real estate portfolio, net ($ in thousands):

	March 31, 2022	December 31, 2021
Land	$174,851	$186,940
Building	711,102	765,690
In-place leases and other intangibles	130,385	142,335
Undepreciated real estate and related lease intangibles	1,016,338	1,094,965
Less: Accumulated depreciation and amortization	(223,481)	(229,271)
Real estate and related lease intangibles, net	$792,857	$865,694

Below market lease intangibles, net (other liabilities)(1)	$(32,298)	$(33,203)

(1)Below market lease intangibles, net is inclusive of $13.1 million and $12.8 million of accumulated amortization as of March 31, 2022 and December 31, 2021, respectively.

Not included in the table above are two real estate investments totaling $55.4 million classified as real estate held for sale on the consolidated balance sheet as of March 31, 2022. This real estate is comprised of $14.1 million of land, $45.6 million of building, and $3.6 million of in-place leases and other intangibles to aggregate to $63.3 million of undepreciated real estate and lease intangibles. The property also includes $7.9 million of accumulated depreciation and amortization. The Company held $32.5 million of undepreciated real estate and lease intangibles held for sale as of December 31, 2021.

At March 31, 2022 and December 31, 2021, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $96.1 million and $97.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense(1)	$7,088	$7,990
Amortization expense	2,254	1,546
Total real estate depreciation and amortization expense	$9,342	$9,536

(1)Depreciation expense on the consolidated statements of income also includes $8 thousand and $25 thousand of depreciation on corporate fixed assets for the three months ended March 31, 2022 and 2021, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	March 31, 2022	December 31, 2021
Gross intangible assets(1)	$134,012	$146,593
Accumulated amortization	64,385	67,500
Net intangible assets	$69,627	$79,093

(1)Includes $3.3 million and $3.8 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(76)	$(92)
Increase in operating lease income for amortization of below market lease intangibles acquired	520	570
Total	$444	$478

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of March 31, 2022 ($ in thousands):

Period Ending December 31,	Adjustment to Operating Lease Income	Amortization Expense
2022	$679	$3,771
2023	906	3,889
2024	906	3,889
2025	906	3,889
2026	906	3,888
Thereafter	24,715	47,021
Total	$29,018	$66,347

Rent Receivables, Unencumbered Real Estate, Operating Lease Income and Impairment of Real Estate

There were $1.2 million and $0.4 million of rent receivables included in other assets on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. There was unencumbered real estate of $99.3 million and $85.9 million as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company recorded $4.0 million and $1.0 million respectively, of real estate operating income, which excludes rental income.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at March 31, 2022 ($ in thousands):

Period Ending December 31,	Amount
2022	$47,218
2023	57,334
2024	55,718
2025	53,712
2026	50,402
Thereafter	249,708
Total	$514,092

Acquisitions

During the three months ended March 31, 2022, the Company acquired, via change in control, a previously held interest in a non-controlling equity investment in a mixed use property with one remaining residential condo unit and one remaining retail condo unit in New York, New York. The carrying value of the property at the time of change in control was $15.4 million, which was determined to be fair value. The fair value of the remaining condo unit was determined based on comparable sales in the building and the value of the remaining retail unit was valued utilizing a cap rate of 5.5%. The key inputs used to determine fair value were determined to be Level 3 inputs.

During the three months ended March 31, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Gain/(Loss) on Loan Foreclosure		Ownership Interest (1)
Real estate acquired via foreclosure
February 2021	(2)	Hotel	Miami, FL	43,750	—	(2)	100.0%
Total real estate acquired via foreclosure				43,750	$—

Total real estate acquisitions				$43,750

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three months ended March 31, 2022 and March 31, 2021, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the three months ended March 31, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,652	$24,134	$14,518	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
Totals			(1)	$79,404	$50,250	$29,154

(1) Includes $3.7 million of defeasance costs upon repayment of the mortgage financing in connection with the sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

The Company sold the following properties during the three months ended March 31, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1	—	—
Totals			$43,750	$43,750	$—

We continue to actively monitor our real estate properties for both the immediate and long term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing emergence from the COVID-19 pandemic.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated joint ventures, which we account for using the equity method, as of March 31, 2022 and December 31, 2021 ($ in thousands):

Entity	March 31, 2022	December 31, 2021
Grace Lake JV, LLC	$5,243	$5,434
24 Second Avenue Holdings LLC	—	17,720
Investment in unconsolidated joint ventures	$5,243	$23,154

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated joint ventures for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
Entity	2022	2021
Grace Lake JV, LLC	$434	$297
24 Second Avenue Holdings LLC	—	139
Earnings (loss) from investment in unconsolidated joint ventures	$434	$436

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

During the three months ended March 31, 2022, the Company received a $0.6 million distribution from its investment in Grace Lake LLC. There were no distributions received during the three months ended March 31, 2021.

24 Second Avenue Holdings LLC

In February 2022, the Company assumed all management and control over 24 Second Avenue Holdings LLC upon maturity of its preferred equity interest in the entity and therefore, reclassified its interest to real estate held for investment on the balance sheet at cost. At the time of the change in control, 24 Second Avenue Holdings LLC owned the two remaining units of the property, one remaining residential condo unit and the retail condo ground floor space. Refer to Note 5 - Real estate and related intangibles, net for further disclosure.

Combined Summary Financial Information for Unconsolidated Joint Ventures

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022(1)	December 31, 2021
Total assets	$68,368	$109,873
Total liabilities	58,109	66,387
Partners’/members’ capital	$10,259	$43,486

(1) As of March 31, 2022, the balance represents only the Grace Lake JV, LLC interest.

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenues	$5,073	$4,514
Total expenses	3,337	3,323
Net income (loss)	$1,736	$1,191

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at March 31, 2022 and December 31, 2021 are as follows ($ in thousands):

March 31, 2022

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at March 31, 2022(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$208,225		$291,775	1.9%	—	2.1%	12/19/2022	(3)	(4)	$309,099	$309,099
Committed Loan Repurchase Facility	100,000	45,290		54,710	2.35%	—	3.1%	2/26/2023	(5)	(6)	63,519	63,519
Committed Loan Repurchase Facility	300,000	119,118		180,882	2.15%	—	3.15%	12/19/2022	(7)	(8)	184,616	184,616
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	4/30/2024	(9)	(4)	—	—
Committed Loan Repurchase Facility	100,000	39,675		60,325	1.71%	—	1.71%	1/3/2023	(3)	(4)	52,766	52,766
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	1/22/2024	(10)	(8)	—	—
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	10/21/2022	(11)	(12)	—	—
Total Committed Loan Repurchase Facilities	1,300,000	412,308		887,692							610,000	610,000
Committed Securities Repurchase Facility(2)	635,114	28,839		606,275	1.09%	—	1.42%	5/27/2023	N/A	(13)	50,007	50,007
Uncommitted Securities Repurchase Facility	N/A (14)	193,561		N/A (14)	0.66%	—	2.06%	4/2022 - 6/2022	N/A	(13)	206,501	206,501	(15)
Total Repurchase Facilities	1,700,000	634,708		1,258,853							866,508	866,508
Revolving Credit Facility	266,430	—		266,430	—%	—	—%	2/11/2023	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	646,126	648,666		—	3.75%	—	6.16%	2022 - 2031(18)	N/A	(19)	748,995	970,126	(20)
Secured Financing Facility	110,185	109,630	(21)	—	10.75%	—	10.75%	5/6/2023	N/A	(22)	199,338	199,459
CLO Debt	1,064,365	1,055,402	(23)	—	1.60%	—	4.05%	2024 - 2026(24)	N/A	(4)	1,310,873	1,310,873
Borrowings from the FHLB	263,000	263,000		—	0.61%	—	2.74%	2022 - 2024	N/A	(25)	298,937	298,937	(26)
Senior Unsecured Notes	1,649,794	1,631,905	(27)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (28)	N/A (28)	N/A (28)
Total Debt Obligations, Net	$5,699,900	$4,343,311		$1,525,283							$3,424,651	$3,645,903

(1)LIBOR and Term SOFR rates in effect as of March 31, 2022 are used to calculate interest rates for floating rate debt, as applicable.
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
(5)One additional 12-month period at Company’s option.
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
(10)Two additional 12-month extension periods at Company's option. No new advances permitted during the final 12-month period.
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
(15)Includes $2.0 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
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
(21)Presented net of unamortized debt issuance costs of $0.3 million and an unamortized discount of $0.3 million related to the Purchase Right (described in detail under Secured Financing Facility below) at March 31, 2022.
(22)First mortgage commercial real estate loans. Substitution of collateral and conversion of loan collateral to mortgage collateral are permitted with lender’s approval.
(23)Presented net of unamortized debt issuance costs of $9.0 million at March 31, 2022.
(24)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(25)Investment grade commercial real estate securities and cash. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(26)Includes $7.3 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(27)Presented net of unamortized debt issuance costs of $17.9 million at March 31, 2022.
(28)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

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
Committed Loan and Securities Repurchase Facilities
The Company has entered into seven committed master repurchase agreements, as outlined in the March 31, 2022 table above, totaling $1.3 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $900 million less approved commitments under that bank’s loan repurchase agreement. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of March 31, 2022 and December 31, 2021.

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

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date to February 2025. The amendment also provided for a reduction of the interest rate to one-month LIBOR plus 3.00% upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of March 31, 2022, interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. As of March 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $266.4 million.

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

Debt Issuance Costs

As of March 31, 2022 and December 31, 2021, the amount of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $3.5 million and $2.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 3.75% to 6.16%, and, as of March 31, 2022, have anticipated maturity dates between 2022-2031, with the earliest expected in May 2022. These loans have carrying amounts of $648.7 million and $693.8 million, net of unamortized premiums of $2.8 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.3 million of premium amortization, which decreased interest expense for the three months ended March 31, 2022 and 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $749.0 million and $805.0 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and March 31, 2021, the Company did not execute any term debt agreements to finance properties in its real estate portfolio.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with a U.S. multinational corporation (the “Lender”), under which the Lender provided the Company with $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans, matures on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $2.0 million remains as of March 31, 2022. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of March 31, 2022, the Company had $109.6 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $0.3 million and a $0.3 million unamortized discount related to the Purchase Right.

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

As of March 31, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $9.0 million.

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

As of March 31, 2022, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.44 years to 2.5 years (with a weighted average of 1.7 year), and interest rates of 0.61% to 2.74% (with a weighted average of 1.12%). As of March 31, 2022, collateral for the borrowings was comprised of $262.2 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%) and $36.7 million of restricted cash.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.2 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of March 31, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of March 31, 2022 and 2021. Unamortized debt issuance costs of $17.9 million and $18.7 million are included in senior unsecured notes as of March 31, 2022 and December 31, 2021, respectively, in accordance with GAAP.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025. The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. As of March 31, 2022, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. As of March 31, 2022, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval. As of March 31, 2022, the remaining $650.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2022	$419,166
2023	250,586
2024	594,019
2025	526,006
2026	26,424
Thereafter	1,487,611
Subtotal	3,303,812
Debt issuance costs included in senior unsecured notes	(17,889)
Debt issuance costs included in secured financing facility	(257)
Discount on secured financing facility related to Purchase Right	(298)
Debt issuance costs included in mortgage loan financing	(255)
Premiums included in mortgage loan financing(3)	2,796
Total (2)	$3,287,909

(1)The allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $9.0 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.
(3)Represents deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at March 31, 2022.

The Company was in compliance with all covenants described in the financial statements as of March 31, 2022.

LIBOR Transition

Specifically, we have implemented or are in the process of implementing fallback language for our LIBOR-based bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of March 31, 2022, 84.9% and 15.1% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$15,050	$55	$—	2.44
Futures
5-year Swap	25,400	42	—	0.25
10-year Swap	83,800	137	—	0.25
Total futures	109,200	179	—
Total derivatives	$124,250	$234	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$84,621	$60	$—	0.57
Futures
5-year Swap	6,500	76	—	0.25
10-year Swap	23,000	266	—	0.25
Total futures	29,500	342	—
Total derivatives	$114,121	$402	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three months ended March 31, 2022 and 2021($ in thousands):

	Three Months Ended March 31, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(6)	$—	$(6)
Futures	(162)	3,303	3,141
Total	$(168)	$3,303	$3,135

	Three Months Ended March 31, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$2	$4,769	$4,771
Total	$2	$4,769	$4,771

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $0.8 million and $0.5 million of cash margin as collateral for derivatives as of March 31, 2022, and December 31, 2021, respectively, which is included in restricted cash in the consolidated balance sheets.

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of March 31, 2022 and December 31, 2021. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting financial assets and derivative assets as of March 31, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)
Derivatives	$234	$—	$234	$—	$(805)	$234
Total	$234	$—	$234	$—	$(805)	$234

The following table represents offsetting of financial liabilities and derivative liabilities as of March 31, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$634,708	$—	$634,708	$634,708	$3,178	$631,531
Total	$634,708	$—	$634,708	$634,708	$3,983	$630,726

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$402	$—	$402	$—	$(526)	$402
Total	$402	$—	$402	$—	$(526)	$402

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$444,577	$—	$444,577	$444,577	$1,975	$442,603
Total	$444,577	$—	$444,577	$444,577	$1,975	$442,603

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of March 31, 2022 and December 31, 2021 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
	Notes 3 & 7
Restricted cash	$—	$369
Mortgage loan receivables held for investment, net, at amortized cost	1,310,873	1,299,116
Accrued interest receivable	4,699	4,587
Other assets	16,264	26,636
Total assets	$1,331,836	$1,330,708
Debt obligations, net	$1,055,402	$1,054,774
Accrued expenses	1,007	1,218
Other liabilities	64	65
Total liabilities	1,056,473	1,056,057
Net equity in VIEs (eliminated in consolidation)	275,363	274,651
Total equity	275,363	274,651
Total liabilities and equity	$1,331,836	$1,330,708

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of March 31, 2022. As of March 31, 2022, the Company held a 100% interest in LCFH.

Stock Repurchases

On August 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining authorization per the October 30, 2014 authorization from $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2022, the Company has a remaining amount available for repurchase of $43.5 million, which represents 2.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.87 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2022 and 2021 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Repurchases paid	55,000	(611)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2022		$43,511

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		—
Repurchases paid	20,000	(214)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2021		$37,888

(1)Amount excludes commissions paid associated with share repurchases.

The following table presents dividends declared (on a per share basis) of Class A common stock for the three months ended March 31, 2022 and 2021:

Declaration Date	Dividend per Share
March 15, 2022	$0.20
Total	$0.20

March 15, 2021	$0.20
Total	$0.20

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)	$(2)	$(4,114)
Other comprehensive income (loss)	(6,641)	—	(6,641)
March 31, 2022	$(10,753)	$(2)	$(10,755)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	6,849	—	6,849
March 31, 2021	$(3,614)	$(2)	$(3,616)

12. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Joint Ventures

As of March 31, 2022, the Company consolidates five ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $80.4 million, 11 office buildings in Richmond, VA with a book value of $69.2 million, a single-tenant office building in Oakland County, MI with a book value of $8.4 million, an apartment complex in Miami, FL with a book value of $37.4 million, and an apartment complex in Stillwater, OK with a book value of $18.0 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three months ended March 31, 2022 and 2021 consist of the following:

	Three Months Ended March 31,
($ in thousands except share amounts)	2022	2021
Basic and Diluted Net income (loss) available for Class A common shareholders	$19,032	$192
Weighted average shares outstanding
Basic	124,305,943	123,974,970
Diluted	125,478,001	124,324,683

The calculation of basic and diluted net income (loss) per share amounts for the three months ended March 31, 2022 and 2021 consist of the following:

	Three Months Ended March 31,
(In thousands except share and per share amounts)	2022	2021

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$19,032	$192
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,305,943	123,974,970
Basic net income (loss) per share of Class A common stock	$0.15	$—

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$19,032	$192
Diluted net income (loss) attributable to Class A common shareholders	19,032	192
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,305,943	123,974,970
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	1,172,058	349,713
Diluted weighted average number of shares of Class A common stock outstanding	125,478,001	124,324,683
Diluted net income (loss) per share of Class A common stock	$0.15	$—

(1)The Company is using the treasury stock method.

14. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Stock Based Compensation Expense	$20,412	$5,276
Phantom Equity Investment Plan	—	22
Total Stock Based Compensation Expense(1)	$20,412	$5,298

(1) Variance between three months ended March 31, 2022 and March 31, 2021 is primarily due to timing of 2021 and 2022 employee stock and bonus compensation. The majority of the stock and bonus compensation for the 2020 compensation year was granted in December of 2020, and stock and bonus compensation for the 2021 compensation year was granted during the three months ended March 31, 2022.

A summary of the grants is presented below:

	Three Months Ended March 31,
	2022		2021
	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	2,843,340	$11.89	747,713	$9.81

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at March 31, 2022 and changes during 2022 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2021	2,145,380	623,788
Granted	2,843,340	—
Vested	(2,394,618)	—
Forfeited	(66,026)	—
Expired	—	—
Nonvested/Outstanding at March 31, 2022	2,528,076	623,788

Exercisable at March 31, 2022 (1)		623,788

(1) The weighted-average exercise price of outstanding options, warrants and rights is $14.84 at March 31, 2022.

At March 31, 2022 there was $23.6 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 28.7 months, with a weighted-average remaining vesting period of 36 months.

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

Annual Incentive Awards Granted in 2022 with respect to 2021 Performance

For 2021 performance, certain employees received stock-based incentive equity in January 2022. Fair value for all restricted and unrestricted stock grants was calculated using the average closing stock price for the five business days prior to the grant date. Restricted stock subject to time-based vesting criteria will vest in three installments on February 18 of each of 2023, 2024 and 2025, subject to continued employment on the applicable vesting dates. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Restricted stock subject to performance criteria is eligible to vest in three equal installments upon the compensation committee’s confirmation that the Company achieves a return on equity, based on distributable earnings divided by the Company’s average book value of equity, equal to or greater than 8% for such year (the “Performance Target”) for the years ended December 31, 2022, 2023 and 2024, respectively. If the Company misses the Performance Target during either the first or second calendar year but meets the Performance Target for a subsequent year during the three year performance period and the Company’s return on equity for such subsequent year and any years for which it missed its Performance Target equals or exceeds the compounded return on equity of 8% based on distributable earnings divided by the Company’s average book value of equity, the performance-vesting restricted stock which failed to vest because the Company previously missed its Performance Target will vest subject to continued employment on the applicable vesting date (the “Catch-Up Provision”). Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly.

On January 31, 2022, in connection with 2021 compensation, annual stock awards were granted to management employees (each, a “Management Grantee”), with an aggregate fair value of $18 million, which represents 1,517,627 shares of Class A common stock. The grant to Mr. Harris and approximately 2/3 of the grants to Ms. McCormack and Mr. Perelman were unrestricted. The other 1/3 of incentive equity granted to Ms. McCormack and Mr. Perelman is restricted stock subject to attainment of the Performance Target for the applicable years and is also subject to the Catch-Up Provision described above. The grants to Mr. Miceli and Ms. Porcella (a total of 210,662 shares with an aggregate fair value of $2.5 million) are subject to the same time-based and performance-based vesting described below for Non-Management Grantees.

On January 31, 2022, in connection with 2021 compensation, annual stock awards were granted to certain non-management employees (“Non-Management Grantees”) with an aggregate fair value of $15.4 million, which represents 1,293,853 shares of Class A common stock. For the awards granted to Mr. Miceli, Ms. Porcella and certain Non-Management Grantees (a total of 1,254,085 shares), approximately 1/3 of the awards were unrestricted, with another 1/3 of the awards subject to time-based vesting criteria, and the remaining 1/3 subject to attainment of the Performance Target for the applicable years. The 1/3 of awards subject to attainment of the Performance Target is also subject to the Catch-Up Provision. For the awards granted to other Non-Management Grantees (a total of 250,430 shares), 1/2 of the awards is subject to time-based vesting criteria, and the remaining 1/2 is subject to attainment of the Performance Target for the applicable years. The 1/2 of awards subject to attainment of the Performance Target is also subject to the Catch-Up Provision.

Annual Incentive Awards Granted in 2021 with Respect to 2020 Performance

On January 1, 2021, in connection with 2020 compensation, annual stock awards were granted to non-management employees (“Non-Management Grantees”) with an aggregate fair value of $7.0 million, which represents 711,653 shares of Class A common stock. Approximately one-third of the awards to Non-Management Grantees were unrestricted, with another one-third of the awards subject to time-based vesting criteria, and the remaining one-third subject to attainment of the Performance Target for the applicable years. The one-third of awards subject to attainment of the Performance Target is also subject to the Catch-Up Provision and the Performance Waiver, defined below. The time-vesting restricted stock will vest in three installments on February 18 of each of 2022, 2023 and 2024, subject to continued employment on the applicable vesting dates. Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on the grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly. On May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Performance Waiver was made in recognition of the actions taken by Ladder’s employees in response to COVID-19 that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements. Such actions included maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources. In the first quarter, the 2021 Performance Waiver applied to 39 Ladder employees.

Other 2022 Restricted Stock Awards

On February 18, 2022, certain members of the board of directors each received annual restricted stock awards with a grant date fair value of $0.4 million, representing 31,860 shares of restricted Class A common stock, which will vest in full on the first anniversary of the date of grant, subject to continued service on the board of directors. Compensation expense related to the time-based vesting criteria of the award shall be recognized on a straight-line basis over the one-year vesting period.

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

Bonus Payments

For the three months ended March 31, 2022, total bonus compensation was $5.2 million.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2022 and December 31, 2021 are as follows ($ in thousands):

March 31, 2022

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$659,685		$659,097	$648,042	Internal model, third-party inputs	1.90%	1.81
CMBS interest-only(1)	1,287,812	(2)	13,952	14,253	Internal model, third-party inputs	4.57%	1.76
GNMA interest-only(3)	54,895	(2)	407	451	Internal model, third-party inputs	5.29%	3.55
Agency securities(1)	52		53	53	Internal model, third-party inputs	2.78%	1.92
Equity securities(3)	N/A		148	162	Observable market prices	N/A	N/A
Provision for current expected credit reserves	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	3,887,434		3,857,464	3,797,372	Discounted Cash Flow(5)	5.45%	1.68
Mortgage loan receivables held for sale	54,850		53,901	53,901	Internal model, third-party inputs(6)	4.44%	9.91
FHLB stock(6)	11,835		11,835	11,835	(6)	3.00%	N/A
Nonhedge derivatives(1)(7)	124,250		234	234	Counterparty quotations	N/A	0.76

Liabilities:
Repurchase agreements - short-term	621,745		621,745	621,745	Discounted Cash Flow(8)	1.34%	0.54
Repurchase agreements - long-term	12,962		12,962	12,962	Discounted Cash Flow(9)	0.93%	1.15
Mortgage loan financing	646,126		648,666	662,672	Discounted Cash Flow	4.85%	3.0
Secured financing facility	110,185		109,630	107,883	Discounted Cash Flow(8)	9.91%	1.10
CLO debt	1,064,365		1,055,402	1,055,402	Discounted Cash Flow(9)	2.14%	16.68
Borrowings from the FHLB	263,000		263,000	263,303	Discounted Cash Flow	0.96%	1.71
Senior unsecured notes	1,649,794		1,631,905	1,589,787	Internal model, third-party inputs	4.66%	5.50

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $32.3 million at March 31, 2022.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at March 31, 2022 and December 31, 2021 ($ in thousands):

March 31, 2022

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$649,626		$—	$—	$638,403	$638,403
CMBS interest-only(1)	1,278,708	(2)	—	—	13,743	13,743
GNMA interest-only(3)	54,895	(2)	—	—	451	451
Agency securities(1)	52		—	—	53	53
Equity securities	N/A		162	—	—	162
Nonhedge derivatives(4)	124,250		—	234	—	234
			$162	$234	$652,650	$653,046

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,887,434		$—	$—	$3,797,372	$3,797,372
Mortgage loan receivable held for sale(7)	54,850		—	—	53,901	53,901
CMBS(6)	10,059		—	—	9,639	9,639
CMBS interest-only(6)	9,104		—	—	509	509
FHLB stock	11,835		—	—	11,835	11,835
			$—	$—	$3,873,256	$3,873,256
Liabilities:
Repurchase agreements - short-term	621,745		$—	$—	$621,745	$621,745
Repurchase agreements - long-term	12,962		—	—	12,962	12,962
Mortgage loan financing	646,126		—	—	662,672	662,672
Secured financing facility	110,185		—	—	107,883	107,883
CLO debt	1,064,365		—	—	1,055,402	1,055,402
Borrowings from the FHLB	263,000		—	—	263,303	263,303
Senior unsecured notes	1,649,794		—	—	1,589,787	1,589,787
			$—	$—	$4,313,754	$4,313,754

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
(5)Balance does not include impact of allowance for current expected credit losses of $32.3 million at March 31, 2022.
(6)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, which are classified as held-to-maturity and reported at amortized cost.
(7)A lower of cost or market adjustment was recorded as of March 31, 2022.

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
Level 3	2022	2021
Balance at January 1,	$692,864	$1,046,569
Transfer from level 2	—	—
Purchases	29,603	40,016
Sales	(4,261)	(329,062)
Paydowns/maturities	(57,489)	(10,512)
Amortization of premium/discount	(1,326)	(2,013)
Unrealized gain/(loss)	(6,638)	6,829
Realized gain/(loss) on sale	(103)	579
Balance at March 31,	$652,650	$752,406

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

March 31, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$638,403		Discounted cash flow	Yield (4)	—%	1.83%	17.93%
				Duration (years)(5)	0	1.80	4.78
CMBS interest-only(1)	13,743	(2)	Discounted cash flow	Yield (4)	(16.65)%	4.49%	11.17%
				Duration (years)(5)	0	1.67	2.41
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	451	(2)	Discounted cash flow	Yield (4)	—%	5.29%	10.00%
				Duration (years)(5)	0	2.68	5.22
				Prepayment speed (CPJ)(5)	5	17.42	35
Agency securities(1)	53		Discounted cash flow	Yield (4)	2.78%	2.78%	2.78%
				Duration (years)(5)	0	0	0
Total	$652,650

December 31, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$676,398		Discounted cash flow	Yield (4)	0.77%	1.51%	5.28%
				Duration (years)(5)	0	1.93	8.39
CMBS interest-only(1)	15,344	(2)	Discounted cash flow	Yield (4)	—%	5.7%	9.34%
				Duration (years)(5)	0.03	1.81	2.58
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	559	(2)	Discounted cash flow	Yield (4)	—%	4.97%	10.00%
				Duration (years)(5)	0	2.72	5.56
				Prepayment speed (CPJ)(5)	5	17.41	35.00
Agency securities(1)	563		Discounted cash flow	Yield (4)	1.44%	1.58%	2.78%
				Duration (years)(5)	0	0.42	0.47
Total	$692,864

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $(0.9) million for the three months ended March 31, 2022 and $(2.0) million for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s net deferred tax assets (liabilities) were $(1.9) million and $(2.3) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(0.4) million and $1.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of March 31, 2022, the Company had a deferred tax asset of $5.8 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of March 31, 2022, the Company had $1.3 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2022, the tax years 2018-2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company is currently under New York City audit for tax years 2012-2013. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2022, the Company had a $0.7 million lease liability and a $0.8 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company which were reimbursable by our tenants pursuant to the terms of the net lease agreements, were $1.6 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, and are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Joint Ventures

The Company has made investments in various unconsolidated joint ventures. Refer to Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further details of our unconsolidated investments. The Company’s maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of March 31, 2022, the Company’s off-balance sheet arrangements consisted of $409.7 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, the Company’s off-balance sheet arrangements consisted of $390.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The Company carefully monitors the progress of work at properties that serve as collateral underlying its commercial mortgage loans, including the progress of capital expenditures, construction, leasing and business plans in light of the current market conditions. These commitments are not reflected on the consolidated balance sheets.

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

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended March 31, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$53,120	$3,065	$—	$20	$56,205
Interest expense	(14,283)	(452)	(11,479)	(20,821)	(47,035)
Net interest income (expense)	38,837	2,613	(11,479)	(20,801)	9,170
(Provision for) release of loan loss reserves	(874)		—	—	(874)
Net interest income (expense) after provision for (release of) loan reserves	37,963	2,613	(11,479)	(20,801)	8,296

Real estate operating income	—	—	26,354	—	26,354
Sale of loans, net	(949)	—	—	—	(949)
Realized gain (loss) on securities	—	(96)	—	—	(96)
Unrealized gain (loss) on equity securities	—	14	—	—	14
Unrealized gain (loss) on Agency interest-only securities	—	3	—	—	3
Realized gain on sale of real estate, net	—	—	29,154	—	29,154
Fee and other income	3,377	15	3,707	95	7,194
Net result from derivative transactions	2,337	804	(6)	—	3,135
Earnings (loss) from investment in unconsolidated joint ventures	—	—	434	—	434
Total other income (loss)	4,765	740	59,643	95	65,243

Compensation and employee benefits	—	—	—	(29,864)	(29,864)
Operating expenses(3)	17	—	—	(5,525)	(5,508)
Real estate operating expenses	—	—	(8,992)	—	(8,992)
Fee expense	(799)	(48)	(166)	(975)	(1,988)
Depreciation and amortization	—	—	(9,334)	(8)	(9,342)
Total costs and expenses	(782)	(48)	(18,492)	(36,372)	(55,694)

Income tax (expense) benefit	—	—	—	1,309	1,309
Segment profit (loss)	$41,946	$3,305	$29,672	$(55,769)	$19,154

Total assets as of March 31, 2022	$3,879,040	$662,942	$853,511	$578,704	$5,974,197

Three months ended March 31, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$35,892	$3,234	$—	$161	39,287
Interest expense	(14,075)	(832)	(8,785)	(22,281)	(45,973)
Net interest income (expense)	21,817	2,402	(8,785)	(22,120)	(6,686)
Provision for (release of) loan loss reserves	4,251	—	—	—	4,251
Net interest income (expense) after provision for (release of) loan reserves	26,068	2,402	(8,785)	(22,120)	(2,435)

Operating lease income	—	—	24,159	—	24,159
Realized gain (loss) on securities	—	579	—	—	579
Unrealized gain (loss) on Agency interest-only securities	—	(20)	—	—	(20)
Fee and other income	2,969	—	32	283	3,284
Net result from derivative transactions	3,043	1,728	—	—	4,771
Earnings (loss) from investment in unconsolidated joint ventures	—	—	436	—	436
Gain (loss) on extinguishment of debt	—	—	—	—	—
Total other income (loss)	6,012	2,287	24,627	283	33,209

Salaries and employee benefits	—	—	—	(9,533)	(9,533)
Operating expenses(3)	9	—	—	(4,250)	(4,241)
Real estate operating expenses	—	—	(6,211)	—	(6,211)
Fee expense	(1,426)	(50)	(123)	—	(1,599)
Depreciation and amortization	—	—	(9,511)	(25)	(9,536)
Total costs and expenses	(1,417)	(50)	(15,845)	(13,808)	(31,120)

Income tax (expense) benefit	—	—	—	778	778
Segment profit (loss)	$30,663	$4,639	$(3)	$(34,867)	$432

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

(1)Includes the Company’s investment in unconsolidated joint ventures that held real estate of $5.2 million and $23.2 million as of March 31, 2022 and December 2021, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated joint ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $11.8 million as of March 31, 2022 and December 31, 2021, and the Company’s senior unsecured notes of $1.6 billion and $1.6 billion at March 31, 2022 and December 31, 2021, respectively.
(3)Includes $3.0 million and $2.0 million of professional fees and $0.9 million and $0.9 million of information technology expenses for the three months ended March 31, 2022 and 2021, respectively.
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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.1 billion of commercial real estate loans from our inception in October 2008 through March 31, 2022. During this timeframe, we also acquired $12.9 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.9 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through March 31, 2022, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of March 31, 2022, we had $6.0 billion in total assets and $1.5 billion of total equity. Our assets primarily included $3.9 billion of loans, $0.7 billion of securities, $0.8 billion of real estate, and $0.4 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of March 31, 2022, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. As of March 31, 2022, we employed 63 full-time industry professionals.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including the impact of the COVID-19 pandemic in the United States. The Company has disclosed the impact of current market conditions on our business throughout this Quarterly Report and the Annual Report.

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

	March 31, 2022		December 31, 2021
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,773,593	63.1%	$3,454,654	59.0%
Other commercial real estate-related loans	83,878	1.4%	99,083	1.7%
Allowance for credit losses	(32,332)	(0.5)%	(31,752)	(0.5)%
Total balance sheet loans	3,825,139	64.0%	3,521,985	60.2%
Conduit first mortgage loans	53,901	0.9%	—	—%
Total loans	3,879,040	64.9%	3,521,985	60.2%
Securities
CMBS investments	662,296	11.1%	702,178	12.0%
U.S. Agency securities investments	504	—%	1,122	—%
Equity securities	162	—%	—	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	662,942	11.1%	703,280	12.0%
Real Estate
Real estate and related lease intangibles, net	792,857	13.3%	865,694	14.8%
Real estate held for sale	55,412	0.9%	25,179	0.4%
Total real estate	848,269	14.2%	890,873	15.2%
Other Investments
Investments in and advances to unconsolidated joint ventures	5,243	0.1%	23,154	0.4%
Total other investments	5,243	0.1%	23,154	0.4%
Total investments	5,395,494	90.4%	5,139,292	87.9%
Cash, cash equivalents and restricted cash	495,224	8.3%	621,546	10.6%
Other assets	83,479	1.4%	90,414	1.5%
Total assets	$5,974,197	100%	$5,851,252	100%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of March 31, 2022, we held a portfolio of 143 balance sheet first mortgage loans with an aggregate book value of $3.8 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 68.2% at March 31, 2022.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of March 31, 2022, we held a portfolio of 19 other commercial real estate-related loans with an aggregate book value of $83.9 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 65.9% at March 31, 2022.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held two conduit loans with an aggregate carrying value of $53.9 million at March 31, 2022.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of March 31, 2022, we held two conduit first mortgage loans that were available for contribution into securitizations. The Company will hold these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of March 31, 2022 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of March 31, 2022, we owned 158 single tenant net leased properties with an aggregate book value of $520.3 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of March 31, 2022, our net leased properties comprised a total of 4.0 million square feet, 100% leased with an average age since construction of 17.6 years and a weighted average remaining lease term of 10.3 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended March 31, 2022, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of March 31, 2022, we owned 61 diversified commercial real estate properties throughout the U.S with an aggregate book value of $337.2 million. During the three months ended March 31, 2022, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of March 31, 2022 ($ in millions):

Undepreciated Real Estate Book Value        Real Estate Location            Real Estate Type

We continue to actively monitor our commercial real estate properties in light of the current market conditions, including consideration of any long-term impacts on the buildings, tenants, business plans and the ability to execute those business plans.

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

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant subordination. The hyperamortization features included in many of the securities positions we own help mitigate potential credit losses in the event of adverse market conditions.

As of March 31, 2022, the estimated fair value of our portfolio of CMBS investments totaled $662.3 million in 84 CUSIPs ($7.9 million average investment per CUSIP). Included in the $662.3 million of CMBS securities are $10.1 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of March 31, 2022:
In the future, we may invest in CMBS securities or other securities that are unrated. As of March 31, 2022, our CMBS investments had a weighted average duration of 1.8 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of March 31, 2022, by property count and market value, respectively, 63.4% and 76.0% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.5% and 46.5%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.8% by property count and 0.1% to 9.6% by market value.

Other Investments

Unconsolidated Joint Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of March 31, 2022, Grace Lake LLC owned an office building campus with a carrying value of $51.0 million, which is net of accumulated depreciation of $42.5 million, that is financed by $58.1 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of March 31, 2022, the book value of our investment in Grace Lake LLC was $5.2 million.

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
4

Capital Resources” and Note 7 Debt Obligations, Net in our consolidated financial statements included elsewhere in this Quarterly Report for more information about our financing arrangements.

Unsecured Corporate Bonds

As of March 31, 2022, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of March 31, 2022.

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

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 Loans”) at a 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained control over major decisions made with respect to the administration of the Contributed December 2021 Loans, including broad discretion in managing these loans, and has the ability to appoint the special servicer under the CLO.

As of March 31, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $9.0 million were included in CLO debt as of March 31, 2022. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of March 31, 2022, the Company had $412.3 million of borrowings outstanding, with an additional $0.9 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2022, the Company had $28.8 million borrowings outstanding, with an additional $606.3 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the three months ended March 31, 2022, we executed no long term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2022-2031 and total $648.7 million as of March 31, 2022. These long-term non-recourse mortgages include net unamortized premiums of $2.8 million at March 31, 2022, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense, for the three months ended March 31, 2022. The loans are collateralized by real estate and related lease intangibles, net, of $749.0 million as of March 31, 2022.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of February 2025. The interest rate is one-month LIBOR plus 3.00% on Eurodollar advances. As of March 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of March 31, 2022, Tuebor had $263.0 million of borrowings outstanding from the FHLB, with terms of 0.44 years to 2.5 years, interest rates of 0.61% to 2.74%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of March 31, 2022, collateral for the borrowings was comprised of $262.2 million of CMBS and U.S. Agency securities, and $36.7 million of cash collateral.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement (the “Agreement”) with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in
6

senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans, will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $2.0 million remains at March 31, 2022. The Secured Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Secured Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of March 31, 2022, the Company had $109.6 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $0.3 million and a $0.3 million unamortized discount related to the Purchase Right.

Hedging Strategies

We may enter into interest rate and credit spread derivative contracts to mitigate our exposure to changes in interest rates and credit spreads. We generally seek to hedge the interest rate risk on the financing of assets that have a duration longer than five years, including newly-originated conduit first mortgage loans, securities in our CMBS portfolio if long enough in duration, and most of our U.S. Agency securities portfolio. We monitor our asset profile and our hedge positions to manage our interest rate and credit spread exposures, and we seek to match fund our assets according to the liquidity characteristics and expected holding periods of our assets.

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

We are in compliance with all covenants as described in this Quarterly Report as of March 31, 2022.

Results of Operations

A discussion regarding our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and December 31, 2021 is presented below. We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under the recently amended SEC disclosure guidelines. We believe this comparative period analysis shows our results in a more meaningful manner given that our business does not experience seasonality.

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three months ended			Change March 31, 2022 vs
	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
Net interest income
Interest income	$56,205	$52,999	$39,287	$3,206	$16,918
Interest expense	47,035	42,411	45,973	4,624	1,062
Net interest income	9,170	10,588	(6,686)	(1,418)	15,856
Provision for (release of) loan loss reserves	874	(1,763)	(4,251)	2,637	5,125
Net interest income (expense) after provision for (release of) loan losses	8,296	12,351	(2,435)	(4,055)	10,731
Other income (loss)
Real estate operating income	26,354	24,244	24,159	2,110	2,195
Sale of loans, net	(949)	1,713	—	(2,662)	(949)
Realized gain (loss) on securities	(96)	716	579	(812)	(675)
Unrealized gain (loss) on equity securities	14	—	—	14	14
Unrealized gain (loss) on Agency interest-only securities	3	(4)	(20)	7	23
Realized gain (loss) on sale of real estate, net	29,154	18,611	—	10,543	29,154
Fee and other income	7,194	2,767	3,284	4,427	3,910
Net result from derivative transactions	3,135	747	4,771	2,388	(1,636)
Earnings (loss) from investment in unconsolidated joint ventures	434	373	436	61	(2)
Total other income (loss)	65,243	49,167	33,209	16,076	32,034
Costs and expenses
Compensation and employee benefits	29,864	10,911	9,533	18,953	20,331
Operating expenses	5,508	4,797	4,241	711	1,267
Real estate operating expenses	8,992	6,643	6,211	2,349	2,781
Fee expense	1,988	379	1,599	1,609	389
Depreciation and amortization	9,342	9,481	9,536	(139)	(194)
Total costs and expenses	55,694	32,211	31,120	23,483	24,574
Income (loss) before taxes	17,845	29,307	(346)	(11,462)	18,191
Income tax expense (benefit)	(1,309)	2,236	(778)	(3,545)	(531)
Net income (loss)	$19,154	$27,071	$432	$(7,917)	$18,722
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(122)	37	(240)	(159)	118
Net income (loss) attributable to Class A common shareholders	$19,032	$27,108	$192	$(8,076)	$18,840

Three months ended March 31, 2022 compared to the three months ended December 31, 2021

Investment Overview

Activity for the three months ended March 31, 2022 included originating and funding $703.4 million in principal value of commercial mortgage loans, which was offset by $349.9 million of principal repayments. We acquired $29.8 million of new securities, which was offset by $4.3 million of sales and $57.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $40.3 million during the three months ended March 31, 2022. We acquired, via change in control, a previously held interest in a non-controlling equity investment of $15.4 million of real estate and received proceeds from the sale of real estate of $79.4 million as a result of the sale of two investments.

Activity for the three months ended December 31, 2021 included originating and funding $1.1 billion in principal value of commercial mortgage loans and the purchase of $63.6 million in principal value of commercial mortgage loans, which were offset by $130.8 million of sales and $283.8 million of principal repayments. We acquired $82.5 million of new securities, which was partially offset by $73.6 million of sales and $28.7 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $21.5 million during the three months ended December 31, 2021. We also invested $38.0 million in real estate, which included $38.0 million of real estate acquired via foreclosure.

Operating Overview

Net income (loss) totaled $19.2 million for the three months ended March 31, 2022, compared to $27.1 million for the three months ended December 31, 2021. The most significant drivers of the $7.9 million decrease are as follows:

•an increase in total costs and expenses of $23.5 million, primarily attributable to a $19.0 million increase in compensation and employee benefits, a $2.3 million increase in real estate operating expenses, and $1.6 million increase in fee expense;

•an increase in total other income (loss) of $16.1 million, primarily as a result of a $10.5 million increase in realized gain on sale of real estate, net, a $4.4 million increase in fee and other income, and a $2.4 million increase in net results from derivative transactions, partially offset by a decrease of $2.7 million in sales of loans and a $0.8 million decrease as a result of realized gain on securities;

•a decrease in net interest income after provision for loan losses of $4.1 million, as a result of a $2.6 million release of provision partially offset by a $1.4 million net decline of net interest income comprised of a $3.2 million increase in interest income and a $4.6 million increase in interest expense; and

•an increase of $(3.5) million in income tax expense (benefit) compared to the prior year is primarily as a result of changes in forecasted GAAP income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $17.8 million for the three months ended March 31, 2022, compared to $29.3 million for the three months ended December 31, 2021. The significant components of the $11.5 million decrease in income before taxes are described in the first four bullet points under “Operating Overview” above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $31.5 million for the three months ended March 31, 2022, compared to $27.7 million for the three months ended December 31, 2021. The significant components of the $3.8 million increase in distributable earnings are an increase of $7.6 million in the sale of real estate, net, an increase of $4.4 million in fee and other income and an increase of $2.1 million in real estate operating income. These increases were partially offset by an increase of $2.3 million in real estate operating expenses, a decrease of $2.2 million in sale of loans, net, a decrease of $1.4 million in net interest income after provision for loan losses comprised of a $3.2 million increase in interest income and a $4.6 million increase in interest expense, an increase of $2.0 million in compensation and employee benefits and a decrease of $0.8 million in gain (loss) on securities.

Refer to “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.
10

Net Interest Income

The $3.2 million increase in interest income was primarily attributable to an increase in our loan portfolios as a result of an increase in net originations. For the three months ended March 31, 2022, securities investments averaged $732.4 million and loan investments averaged $3.8 billion. For the three months ended December 31, 2021, securities investments averaged $0.8 billion and loan investments averaged $3.1 billion. There was a $58.7 million decrease in average securities, and a $0.7 billion increase in average loan investments.

The $4.6 million increase in interest expense is primarily related to an increase in interest expense as a result of the December CLO debt issuances and defeasance costs paid as a result of the sale of real estate.

The decrease in net interest income before provision for loan losses of $1.4 million is explained in the paragraphs above.

As of March 31, 2022, the weighted average yield on our mortgage loan receivables was 5.4%, compared to 5.7% as of December 31, 2021 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of March 31, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.7%, compared to 2.6% as of December 31, 2021. The increase in the rate on borrowings against our mortgage loan receivables from December 31, 2021 to March 31, 2022 was primarily due to rate increases in prevailing rates. As of March 31, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 40.7% of the carrying value of our mortgage loan receivables, compared to 39.0% as of December 31, 2021.

As of March 31, 2022, the weighted average yield on our real estate securities was 2.0%, compared to 1.7% as of December 31, 2021. As of March 31, 2022, the weighted average interest rate on borrowings against our real estate securities was 1.0%, compared to 0.9% as of December 31, 2021. The increase in the rate on borrowings against our real estate securities from December 31, 2021 to March 31, 2022 was primarily due to higher prevailing market borrowing rates as of March 31, 2022 compared to December 31, 2021. As of March 31, 2022, we had outstanding borrowings secured by our real estate securities equal to 73.2% of the carrying value of our real estate securities, compared to 74.4% as of December 31, 2021.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2022, and December 31, 2021 the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of March 31, 2022, we had outstanding borrowings secured by our real estate equal to 76.5% of the carrying value of our real estate, compared to 77.9% as of December 31, 2021.

Provision for (release of) Loan Loss Reserves

The total change in reserve for provision for the three months ended March 31, 2022 was an increase in provision of $0.9 million. The increase represents an increase in the general reserve of loans held for investment of $0.6 million and an increase related to unfunded loan commitments of $0.3 million. The increase during the three months ended March 31, 2022 is primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements. The total change in reserve for provision for the three months ended December 31, 2021 was a reduction of $1.8 million which included in the release of $1.9 million general reserve on both loans held for investment and an addition of $0.1 million related unfunded commitments.

Real Estate Operating Income

The increase of $2.1 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19 partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2022, we did not sell or transfer any balance sheet mortgage loans or conduit loans and recorded $0.9 million of realized losses on loans related to lower of cost or market adjustments. During the three months ended December 31, 2021, we sold/transferred 7 conduit loans with an aggregate outstanding principal balance of $130.8 million and no balance sheet mortgage loan receivables held for investment, net, at amortized cost resulting in a gain of $1.7 million. During the three months ended December 31, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized gain (loss) on securities for the three months ended March 31, 2022 was $(0.1) million compared to a realized gain of $0.7 million for December 31, 2021, which resulted in a net negative change of $(0.8) million. For the three months ended March 31, 2022, we sold $4.3 million of CMBS securities. For the three months ended December 31, 2021, we sold $73.6 million of securities, comprised of $49.2 million of CMBS and $24.4 million of agency securities.

Unrealized Gain (Loss) on Equity Securities

The Company had $14 thousand in unrealized gain (loss) during the three months ended March 31, 2022, and no sale activity for the three months ended December 31, 2021. The Company has elected the fair value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $10.5 million in realized gain (loss) on the sale of real estate for the three months ended March 31, 2022. The increase was primarily as a result of the sale of one office property for a realized gain of $14.5 million and one warehouse property for a realized gain of $14.6 million, which resulted in an aggregate $29.2 million realized gain (loss) for the three months ended March 31, 2022. The realized gain (loss) of $18.6 million for the three months ended December 31, 2021 consisted of gains on the sale of three net lease properties for a realized gain of $20.6 million offset by a realized loss on a land parcel of $2.0 million.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $4.4 million increase in fee and other income was primarily due to an increase in exit fees and defeasance cost reimbursements as a result of our real estate sales.

Net Result from Derivative Transactions

Net result from derivative transactions of $3.1 million is composed of a realized gain of $3.3 million and an unrealized loss of $0.2 million for the three months ended March 31, 2022, compared to a gain of $0.7 million for the three months ended December 31, 2021, which was comprised of an unrealized gain of $0.2 million and a realized gain of $0.5 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of treasury rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2022 was primarily related to movement in interest rates during the three months ended March 31, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $0.4 million, and $0.4 million for the three months ended March 31, 2022 and December 31, 2021, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further detail. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $19.0 million in compensation expense was primarily attributable to the timing of the payment of annual equity based compensation for the three months ended March 31, 2022 compared to the three months ended December 31, 2021.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 of $0.7 million was primarily related to an increase in professional fees.

Real Estate Operating Expenses

The increase during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 of $2.3 million in real estate operating expense is primarily the result of increases in expenses related to the foreclosure of and acquisition of assets.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 of $1.6 million was primarily attributable to an increase in servicing fees driven by an increase in the loan portfolio and an increase in other professional fees, offset by a decrease in financing costs.

Depreciation and Amortization

The $(0.1) million decrease during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in benefit during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 of $3.5 million is primarily a result of a changes in forecasted GAAP income in our TRSs.
13

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Investment Overview

Activity for the three months ended March 31, 2022 included originating and funding $0.7 billion in principal value of commercial mortgage loans, which was offset by $0.3 billion of principal repayments. We acquired $29.8 million of new securities, which was offset by $4.3 million of sales and $57.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $40.3 million during the three months ended March 31, 2022. We acquired $15.4 million in real estate and received proceeds from the sale of real estate of $79.4 million as a result of the sale of two investments.

Activity for the three months ended March 31, 2021 included originating and funding $157.6 million in principal value of commercial mortgage loans, which was offset by $46.6 million of sales and $374.8 million of principal repayments. We acquired $40.0 million of new securities, which was partially offset by $329.1 million of sales and $10.5 million of amortization in the portfolio, which partially contributed to a net decrease our securities portfolio of $294.2 million during the three months ended March 31, 2021. We also invested $43.8 million in real estate, which included $43.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $43.8 million.

Operating Overview

Net income (loss) totaled $19.2 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. The most significant drivers of the $18.7 million increase are as follows:

•an increase in total other income (loss) of $32.0 million, primarily as a result of a $29.2 million increase in realized gain on sale of real estate, net, a $3.9 million increase in fee and other income, and a $2.2 million increase in real estate operating revenues, partially offset by a $1.6 million decrease in net results from derivative transactions and a $0.7 million decrease as a result of realized gain on securities;

•an increase in net interest income after provision for loan losses of $10.7 million, as a result of an increase in net interest income of $15.9 million comprised of a $16.9 million increase in interest income and a $1.1 million increase in interest expense, partially offset by a $5.1 million movement in provision for loan loss as a result of a $4.3 million release for the three months ended March 31, 2021 versus a $0.9 million addition for the three months ended March 31, 2022;

•an increase in total costs and expenses of $24.6 million, primarily attributable to a $20.3 million increase in compensation and employee benefits, a $2.8 million increase in real estate operating expenses and a $1.3 million increase in operating expenses; and

•an increase of $(0.5) million in income tax expense (benefit) primarily as a result of reduced income in our TRSs.

Income (Loss) Before Taxes

Income (loss) before taxes totaled $17.8 million for the three months ended March 31, 2022, compared to $(0.3) million for the three months ended March 31, 2021. The significant components of the $18.3 million increase in income before taxes are described in the first four bullet points under “Operating Overview” above.

Distributable Earnings

Distributable earnings, a non-GAAP financial measure, totaled $31.5 million for the three months ended March 31, 2022, compared to $3.2 million for the three months ended March 31, 2021. The significant components of the $28.3 million increase are primarily as a result of an increase of $15.9 million in net interest income after provision for loan losses comprised of a $16.9 million increase in interest income and a $1.1 million increase in interest expense, an increase in realized gain on sale of $14.3 million real estate, net, an increase in fee and other income of $3.9 million, an increase in real estate operating revenues of $2.2 million, and an increase in net results from derivative transactions of $2.0 million. These increases were partially offset by an increase of $5.2 million in compensation and employee benefits, an increase in real estate operating expenses of $2.8 million and an increase in operating expenses of $1.3 million.

Refer to “—Reconciliation of Non-GAAP Financial Measures” for our definition of distributable earnings and a reconciliation to income (loss) before taxes.
14

Net Interest Income

The $16.9 million increase in interest income was primarily attributable to an increase in net originations from our balance sheet first mortgage loans and increases in prevailing rate benchmarks. For the three months ended March 31, 2022, securities investments averaged $732.4 million and loan investments averaged $3.8 billion. For the three months ended March 31, 2021, securities investments averaged $791.1 million and loan investments averaged $2.2 billion. There was a $58.7 million decrease in average securities, and a $1.6 billion increase in average loan investments.

The $1.1 million increase in interest expense is primarily related to an increase in interest expense as a result of the July and December CLO debt issuances and defeasance costs paid as a result of the sale of real estate, partially offset by the paydown of the Company’s corporate revolver, secured financing facility and securities repurchase facility.

The increase in net interest income before provision for loan losses of $15.9 million is explained in the paragraphs above.

As of March 31, 2022, the weighted average yield on our mortgage loan receivables was 5.4%, compared to 6.0% as of March 31, 2021 as the weighted average yield on new loans originated was lower than the weighted average yield on loans that were securitized or paid off. As of March 31, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 2.7%, compared to 5.9% as of March 31, 2021. The decrease in the rate on borrowings against our mortgage loan receivables from March 31, 2021 to March 31, 2022 was primarily due to the utilization of new sources of financing at lower borrowing rates obtained and held during the twelve months ended March 31, 2022. As of March 31, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 40.7% of the carrying value of our mortgage loan receivables, compared to 32.6% as of March 31, 2021.

As of March 31, 2022, the weighted average yield on our real estate securities was 2.0%, compared to 1.7% as of March 31, 2021. As of March 31, 2022, the weighted average interest rate on borrowings against our real estate securities was 1.0%, compared to 0.9% as of March 31, 2021. The increase in the rate on borrowings against our real estate securities from March 31, 2021 to March 31, 2022 was primarily due to higher prevailing market borrowing rates as of March 31, 2022 compared to March 31, 2021. As of March 31, 2022, we had outstanding borrowings secured by our real estate securities equal to 73.2% of the carrying value of our real estate securities, compared to 81.9% as of March 31, 2021.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of March 31, 2022, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.8% as of March 31, 2021. As of March 31, 2022, we had outstanding borrowings secured by our real estate equal to 76.5% of the carrying value of our real estate, compared to 78.3% as of March 31, 2021.

Provision for (release of) Loan Loss Reserves

The total change in reserve for provision for the three months ended March 31, 2022 was an increase in provision of $0.9 million. The increase represents an increase in the general reserve of loans held for investment of $0.6 million and an increase related to unfunded loan commitments of $0.3 million. The increase during the three months ended March 31, 2022 is primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements. The total change in reserve for provision for the three months ended March 31, 2021 was a release of $4.3 million. The release represents a decline in the general reserve of loans held for investment of $4.2 million and the release on unfunded loan commitments of $0.1 million. The release during the year is primarily due to an improvement in macro economic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables to the consolidated financial statements.

Real Estate Operating Income

The increase of $2.2 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19 and additions to our real estate portfolio, partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2022, we did not sell or transfer any balance sheet mortgage loans or conduit loans and recorded $0.9 million of realized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2021, we sold/transferred one conduit loan with an aggregate outstanding principal balance of $46.6 million and had no sale activity related to balance sheet mortgage loan receivables held for investment, net, at amortized cost. During the three months ended March 31, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized gain (loss) on securities for the three months ended March 31, 2022 was $0.1 million compared to a realized loss of $0.6 million for March 31, 2021, which resulted in a net positive change of $0.7 million. For the three months ended March 31, 2022, we sold $4.3 million of CMBS securities. For the three months ended March 31, 2021, we sold $329.1 million of securities, comprised of $323.1 million of CMBS, and $6.0 million of U.S. Agency securities.

Unrealized Gain (Loss) on Equity Securities

The Company had $14 thousand in unrealized gain (loss) during the three months ended March 31, 2022, and no sale activity for the three months ended March 31, 2021. The Company has elected the fair value option for accounting for these equity securities and changes in fair value are recorded in current period earnings.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $29.2 million in realized gain (loss) on the sale of real estate. The increase was a result of the sale of one office property for a realized gain of $14.5 million and one warehouse property for a realized gain of $14.6 million, which resulted in an aggregate $29.2 million realized gain (loss) for the three months ended March 31, 2022. We had one hotel property sale which resulted in no gain (loss) for the three months ended March 31, 2021.

Fee and Other Income

We generated fee income from origination fees, exit fees and other fees on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $3.9 million increase in fee and other income primarily due to a increase in exit fees and defeasance cost reimbursements as a result of our real estate sales, offset by a decrease in dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions of $3.1 million is composed of a realized gain of $3.3 million and an unrealized loss of $0.2 million for the three months ended March 31, 2022, compared to a gain of $4.8 million for the three months ended March 31, 2021, which was comprised of an immaterial unrealized gain and a realized gain of $4.8 million resulting in a negative change of $1.6 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of treasury rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2022 was primarily related to movement in interest rates during the three months ended March 31, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Joint Ventures

Earnings from our investment in Grace Lake LLC totaled $0.4 million, and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Earnings (loss) from our investment in 24 Second Avenue totaled $0.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. See Note 6, Investment in and Advances to Unconsolidated Joint Ventures, for further detail. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $20.3 million in compensation expense was primarily attributable to the timing of employee stock based compensation that was granted in December 2020 and therefore not during the three months ended March 31, 2021. This resulted in a higher total compensation expense during March 31, 2022 as compared to March 31, 2021.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase during the three months ended March 31, 2022 as compared to March 31, 2021 of $1.3 million was primarily related to a increase in professional fees.

Real Estate Operating Expenses

The increase during the three months ended March 31, 2022 as compared to March 31, 2021 of $2.8 million in real estate operating expense is primarily the result of increases in expenses related to the foreclosure of and acquisition of assets and an increase in hotel operations partially offset by real estate sales.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase during the three months ended March 31, 2022 as compared to March 31, 2021 of $0.4 million was primarily attributable to an increase in servicing fees driven by an increase in the loan portfolio and an increase in other professional fees, offset by a decrease in financing costs.

Depreciation and Amortization

The $0.2 million decrease during the three months ended March 31, 2022 as compared to March 31, 2021 in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase during the three months ended March 31, 2022 as compared to March 31, 2021 in benefit of $0.5 million is primarily a result of reduced income in our TRSs.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $495.2 million at March 31, 2022, of which $431.8 million was unrestricted cash and cash equivalents and $63.5 million was restricted cash. We held cash and cash equivalents of $548.7 million and restricted cash of $72.8 million as of December 31, 2021. As the COVID-19 crisis evolved in 2020, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. The additional liquidity was redeployed into new investments in 2021 and the first quarter of 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,		Three Months Ended December 31,
	2022	2021	2021
Net cash provided by (used in) operating activities	$(30,035)	$(43,590)	$53,876
Net cash provided by (used in) investing activities	(171,936)	688,739	(718,780)
Net cash provided by (used in) financing activities	75,649	(477,374)	442,918
Net increase (decrease) in cash, cash equivalents and restricted cash	$(126,322)	$167,775	$(221,986)

Three months ended March 31, 2022

We experienced a net decrease in cash, cash equivalents and restricted cash of $(126.3) million for the three months ended March 31, 2022 reflecting cash used in operating activities of $(30.0) million, cash provided by investing activities of $(171.9) million and cash used in financing activities of $75.6 million.

Net cash used in operating activities of $(30.0) million was primarily driven by $(54.8) million of originations of mortgage loans held for sale, offset by increases in net interest income and increases in net operating income on our real estate portfolio.

Net cash used in investing activities of $(171.9) million was driven by usage of $(648.5) million of origination of mortgage loans held for investment and $(26.0) million in purchases of real estate securities. These uses were partially offset by $358.2 million of repayment from mortgage loan receivables, $79.5 million proceeds from the sale of real estate, $57.8 million in repayments on securities, and $4.3 million of proceeds from sale of real estate securities.

Net cash provided by financing activities of $75.6 million was primarily as a result of net borrowings of $115.4 million partially offset by $(26.1) million of dividend payments, $(11.3) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, and $(1.5) million in deferred financing costs.

Three months ended March 31, 2021

We experienced a net increase in cash, cash equivalents and restricted cash of $167.8 million for the three months ended March 31, 2021 reflecting cash used in operating activities of $(43.6) million, cash provided by investing activities of $688.7 million and cash used in finance activities of $(477.4) million.

Net cash used in operating activities of $(43.6) million was primarily driven by $(41.0) million of originations of mortgage loans held for sale and decreases in net interest income.

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

Three months ended December 31, 2021

We experienced a net decrease in cash, cash equivalents and restricted cash of $(222.0) million for the three months ended December 31, 2021 reflecting cash provided by operating activities of $53.9 million, cash used in investing activities of $(718.8) million and cash provided by financing activities of $442.9 million.

Net cash provided by operating activities of $53.9 million was primarily driven by $132.5 million of proceeds from the sale of loans, and increases in net interest income and net increases in operating income on our real estate portfolio.

Net cash used in investing activities of $(718.8) million was driven by $(1.0) billion of origination of mortgage loans receivable held for investment, $(103.1) million of purchase of real estate securities and $(63.6) million of purchases of mortgage loans receivable held for investment, partially offset by $305.8 million of repayment from mortgage loan receivables, $73.6 million of proceeds from the sales of real estate securities, $55.7 million of proceeds of the sale of real estate and $28.7 million of repayments of real estate securities.

Net cash provided by financing activities of $442.9 million was primarily a result of net borrowings of $468.3 million partially offset by $(24.7) million of dividend payments.

Unencumbered Assets

As of March 31, 2022, we held unencumbered cash of $431.8 million, unencumbered loans of $1.8 billion, unencumbered securities of $132.2 million, unencumbered real estate of $99.3 million and $343.1 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2021, we held unencumbered cash of $0.5 billion, unencumbered loans of $1.7 billion, unencumbered securities of $150.9 million, unencumbered real estate of $85.9 million and $358.5 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of March 31, 2022 are set forth in the table below ($ in thousands):

March 31, 2022
Committed loan repurchase facilities	$412,308
Committed securities repurchase facility	28,839
Uncommitted securities repurchase facilities	193,561
Total repurchase facilities	634,708
Revolving credit facility	—
Mortgage loan financing(1)	648,666
Secured financing facility(2)	109,630
CLO debt(3)	1,055,402
Borrowings from the FHLB	263,000
Senior unsecured notes(4)	1,631,905
Total debt obligations, net	$4,343,311

(1)Presented net of unamortized debt issuance costs of $0.3 million as of March 31, 2022.
(2)Presented net of unamortized debt issuance costs of $0.3 million and an unamortized discount of $0.3 million related to the Purchase Right (described in detail under Secured Financing Facility below) at March 31, 2022.
(3)Presented net of unamortized debt issuance costs of $9.0 million as of March 31, 2022.
(4)Presented net of unamortized debt issuance costs of $17.9 million as of March 31, 2022.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of March 31, 2022 and December 31, 2021. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of March 31, 2022, the Company had $412.3 million of borrowings outstanding, with an additional $0.9 billion of committed financing available. As of December 31, 2021, the Company had $184.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of March 31, 2022.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of March 31, 2022, the Company had $28.8 million borrowings outstanding, with an additional $606.3 million of committed financing available. As of December 31, 2021, the Company had $44.1 million borrowings outstanding, with an additional $818.7 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving credit facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a current maturity date of February 11, 2023, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. The Interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. There were no outstanding draws on the facility as of March 31, 2022 and December 31, 2021.

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
21

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the year ended March 31, 2022, we did not execute any term debt agreement to finance real estate. These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2022-2031 as of March 31, 2022. These loans have carrying amounts of $648.7 million and $693.8 million, net of unamortized premiums of $2.8 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.3 million of premium amortization, which decreased interest expense for the three months ended March 31, 2022, and March 31, 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $749.0 million and $805.0 million as of March 31, 2022 and December 31, 2021, respectively.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with an American multinational corporation (the “Lender”), under which the Lender provided the Company with approximately $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility, secured on a first lien basis on a portfolio of certain of the Company’s loans, will mature on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, of which approximately $2.0 million remains as of March 31, 2022. The Secured Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Secured Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

As of March 31, 2022, the Company had $109.6 million of borrowings outstanding under the secured financing facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $0.3 million and a $0.3 million unamortized discount related to the Purchase Right.

As of December 31, 2021, the Company had $132.4 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $1.9 million and a
$2.1 million unamortized discount related to the Purchase Right

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
22

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

As of March 31, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $9.0 million were included in CLO debt as of March 31, 2022.

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

As of March 31, 2022, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.44 years to 2.5 years (with a weighted average of 1.7 year), interest rates of 0.61% to 2.74% (with a weighted average of 1.12%), and advance rates of 71.7% to 95.7% on eligible collateral. As of March 31, 2022, collateral for the borrowings was comprised of $262.2 million of CMBS and U.S. Agency securities and $36.7 million of cash.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.2 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at March 31, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of March 31, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $651.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $650.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

As of December 31, 2021, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of 2025 Notes and $651.8 million in aggregate principal amount of 2027 Notes and $650.0 million in aggregate principal amount of 2029 Notes.

23

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of March 31, 2022 and 2021. Unamortized debt issuance costs of $17.9 million and $18.7 million are included in senior unsecured notes as of March 31, 2022 and December 31, 2021, respectively, in accordance with GAAP.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. As of March 31, 2022, the remaining $348.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. As of March 31, 2022, the remaining $651.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval. As of March 31, 2022, the remaining $650.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

Stock Repurchases

On August, 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining authorization per the October 30, 2014 authorization of $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of March 31, 2022, the Company has a remaining amount available for repurchase of $43.5 million, which represents 2.9% in the aggregate of its outstanding Class A common stock, based on the closing price of $11.87 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the three months ended March 31, 2022 ($ in thousands):
24

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations		—
Repurchases paid	55,000	(611)
Repurchases unsettled		—
Authorizations remaining as of March 31, 2022		$43,511
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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $358.2 million for the three months ended March 31, 2022, $305.8 million for the three months ended December 31, 2021, and $394.5 million for the three months ended March 31, 2021. Repayment of real estate securities provided net cash of $57.8 million for the three months ended March 31, 2022, $73.6 million for the three months ended December 31, 2021, and $10.5 million for the three months ended March 31, 2021.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were no proceeds from sales of mortgage loans for the three months ended March 31, 2022, $132.5 million of sales of mortgage loans for the three months ended December 31, 2021, and $46.6 million of proceeds from sales of mortgage loans for the three months ended March 31, 2021.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $4.3 million for the three months ended March 31, 2022, $73.6 million for the three months ended December 31, 2021, and $329.1 million for the three months ended March 31, 2021.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $79.5 million for the three months ended March 31, 2022, $55.8 million for the three months ended December 31, 2021, and $43.8 million for the three months ended March 31, 2021.

Proceeds from the issuance of equity

For the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, there were no proceeds realized in connection with the issuance of equity. We may issue additional equity in the future.

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

25

Contractual obligations and commitments

Contractual obligations as of March 31, 2022 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$419,166	$844,605	$204,473	$185,773	$1,654,017
Senior unsecured notes	—	—	347,956	1,301,838	1,649,794
Interest payable(3)	105,048	194,927	158,297	86,493	544,765
Other funding obligations(4)	66,606	308,801	29,720	5,735	410,862
Operating lease obligations	795	—	—	—	795
Total	$591,615	$1,348,333	$740,446	$1,579,839	$4,260,233

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)    Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $9.0 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of March 31, 2022 to determine the future interest payment obligations.
(4)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of March 31, 2022. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date.

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

26

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of March 31, 2022, our off-balance sheet arrangements consisted of $409.7 million of unfunded commitments of mortgage loan receivables held for investment, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, our off-balance sheet arrangements consisted of $390.1 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise underwritten at loan origination, and the timing and amounts of our future funding commitments are likely to be slower and possibly diminished by our clients’ changing business plans to adapt to market conditions.

LIBOR Transition

Specifically, we have implemented or are in the process of implementing fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of March 31, 2022, 82.1% and 17.9% of our floating rate loans earn interest at a rate indexed to LIBOR and Term SOFR, respectively; and 84.9% and 15.1% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

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

During 2022, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

•Current expected credit losses
•Acquisition of real estate
27

•Impairment or disposal of long lived assets
•Identified intangible assets and liabilities
•Variable interest entities
•Valuation of financial instruments

The following is a summary of accounting policies that require more significant management estimates and judgments:

Current expected credit losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company has supplemented the existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level.

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

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess: (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including: (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data and ultimately presented to management for approval.

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

The Company designates non-accrual loans generally when: (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is
28

returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable.

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. There was an increase in the estimate to $33.1 million at March 31, 2022 compared to $32.2 million at December 31, 2021. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

The provision for (release of) loan losses for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021 were $0.9 million, $(1.8) million, and $4.3 million respectively. The allowance for loan losses as of March 31, 2022, December 31, 2021, and March 31, 2021, were $32.3 million, $31.8 million, and $36.2 million, respectively.

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

We had two properties classified held for sale at March 31, 2022 and one property classified as held for sale at December 31, 2021. We did not record any impairments of real estate for the three months ended March 31, 2022 or December 31, 2021.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of March 31, 2022 and December 31, 2021, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

29

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

Reconciliation of Non-GAAP Financial Measures

Distributable earnings

The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure for us and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends.

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
30

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

As more fully discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, our investments in Agency interest-only securities and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. We believe that excluding these specifically identified gains and losses associated with the fair value securities adjusts for timing differences between when we recognize changes in the fair values of our assets. With regard to securities valuation, distributable earnings includes a decline in fair value deemed to be an impairment for GAAP purposes only if the decline is determined to be nearly certain to be eventually realized. In those cases, an impairment is included in distributable earnings for the period in which such determination was made. Set forth below is an unaudited reconciliation of income (loss) before taxes to distributable earnings ($ in thousands):

	Three Months Ended
	March 31,	December 31,
	2022	2021
Income (loss) before taxes	$17,845	$29,307
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures (GAAP)	(122)	37
Our share of real estate depreciation, amortization and gain adjustments (1)	(6,447)	(3,493)
Adjustments for unrecognized derivative results (2)	(2,453)	(811)
Unrealized (gain) loss on fair value securities	(17)	4
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	1,434	1,003
Adjustment for impairment (3)	874	(1,763)
Non-cash stock-based compensation	20,412	3,427
Distributable earnings	$31,526	$27,711

(1) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):
31

		Three Months Ended
		March 31,	December 31,
		2022	2021
	Total GAAP depreciation and amortization	$9,342	$9,481
	Less: Depreciation and amortization related to non-rental property fixed assets	(8)	(25)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated joint ventures	(301)	(947)
	Our share of real estate depreciation and amortization	9,033	8,509
	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(15,036)	(11,554)
	Less: Non-controlling interests in consolidated joint ventures’ share of accumulated depreciation and amortization on real estate sold	—	—
	Our share of accumulated depreciation and amortization on real estate sold (a)	(15,036)	(11,554)
	Less: Operating lease income on above/below market lease intangible amortization	(444)	(448)
	Our share of real estate depreciation, amortization and gain adjustments	$(6,447)	$(3,493)

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
		Three Months Ended
		March 31,	December 31,
		2022	2021
	GAAP realized gain (loss) on sale of real estate, net	$29,154	$18,611
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(14,118)	(7,057)
	Our share of accumulated depreciation and amortization on real estate sold	$15,036	$11,554

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):
		Three Months Ended
		March 31,	December 31,
		2022	2021
	Net results from derivative transactions	$3,135	$747
	Hedging interest expense	336	1,107
	Hedging realized result	(1,018)	(1,043)
	Adjustments for unrecognized derivative results	$2,453	$811

(3)
The adjustment reflects the portion of the loan loss provision that management determined to be recoverable. Additional provisions and releases of those provisions are excluded from distributable earnings as a result.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, including from the COVID-19 pandemic, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part I, Item 1A. “Risk Factors.”

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

The following table summarizes the change in net income for a 12-month period commencing March 31, 2022 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on March 31, 2022, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(8,416)	$2,808
Increase by 1.00%	24,200	(3,549)

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

The continuing COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions, which are in various stages of subsiding, may occur again in the future as a result of COVID-19 variants and the governmental responses thereto, and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the ongoing impacts of the COVID-19 pandemic on our loans. Our portfolio’s low weighted-average loan-to-value of 68.1% as of March 31, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of March 31, 2022.

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

Effective as of July 16, 2021, LCAM is a registered investment adviser under the Investment Advisors Act of 1940 and currently provides investment advisory services solely to Ladder-sponsored collateralized loan obligation trusts (“CLO Issuers”). The CLO Issuers invest primarily in first mortgage loans secured by commercial real estate originated or acquired by Ladder and in participation interests in such loans. LCAM is entitled to receive a management fee connection with the advisory, administrative and monitoring services it performs for the CLO Issuer as the collateral manager; however, LCAM has waived this fee for so long as it or any of its affiliates serves as collateral manager for the CLO Issuers.

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
36

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings

From time to time, we may be involved in litigation and claims incidental to the conduct of our business in the ordinary course. Further, certain of our subsidiaries, such as our registered investment adviser and captive insurance company, are subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We are not presently a party to any material enforcement proceedings, litigation related to regulatory compliance matters or any other type of material litigation matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2022 to the risk factors in Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
38

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) the Consolidated Statement of Changes in Equity for the three months ended March 31, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: April 29, 2022	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: April 29, 2022	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer

40