Form 10-Q
period 2022-06-30
Ladder Capital Corp
filed 2022-08-01
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Class A common stock, $0.001 par value	126,830,428
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
June 30, 2022

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from those expressed in our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties. You should consider our forward-looking statements in light of a number of factors that may cause actual results to vary from our forward-looking statements including, but not limited to:

•risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2021 (“the Annual Report”), as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the United States Securities and Exchange Commission (“SEC”);
•the persistence of the COVID-19 pandemic, labor shortages, supply chain imbalances, Russia’s invasion of Ukraine, inflation, and the potential for an economic recession;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2022(1)	December 31, 2021(1)
	(Unaudited)
Assets
Cash and cash equivalents	$217,361	$548,744
Restricted cash	65,570	72,802
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	4,003,793	3,553,737
Allowance for credit losses	(16,960)	(31,752)
Mortgage loan receivables held for sale	35,850	—
Real estate securities	617,096	703,280
Real estate and related lease intangibles, net	788,310	865,694
Real estate held for sale	—	25,179
Investments in and advances to unconsolidated ventures	5,599	23,154
Derivative instruments	—	402
Accrued interest receivable	16,845	13,645
Other assets	109,545	76,367
Total assets	$5,843,009	$5,851,252
Liabilities and Equity
Liabilities
Debt obligations, net	$4,206,057	$4,219,703
Derivative instruments	281	—
Dividends payable	29,705	27,591
Accrued expenses	48,323	40,249
Other liabilities	48,934	50,090
Total liabilities	4,333,300	4,337,633
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 126,852,765 shares issued and 126,833,669 and 125,452,568 shares outstanding	127	126
Additional paid-in capital	1,819,298	1,795,249
Treasury stock, 1,193,809 and 1,400,197 shares, at cost, respectively	(92,302)	(76,324)
Retained earnings (dividends in excess of earnings)	(206,922)	(207,802)
Accumulated other comprehensive income (loss)	(17,855)	(4,112)
Total shareholders’ equity	1,502,346	1,507,137
Noncontrolling interests in consolidated ventures	7,363	6,482
Total equity	1,509,709	1,513,619
Total liabilities and equity	$5,843,009	$5,851,252

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income
Interest income	$65,268	$37,577	$121,473	$76,865
Interest expense	42,705	45,226	89,741	91,199
Net interest income	22,563	(7,649)	31,732	(14,334)
Provision for (release of) loan loss reserves, net	(1,002)	(335)	(128)	(4,586)
Net interest income (expense) after provision for (release of) loan losses	23,565	(7,314)	31,860	(9,748)
Other income (loss)
Real estate operating income	28,646	26,558	54,999	50,718
Sale of loans, net	(1,930)	3,392	(2,879)	3,392
Realized gain (loss) on securities	12	15	(84)	594
Unrealized gain (loss) on equity securities	(30)	—	(16)	—
Unrealized gain (loss) on Agency interest-only securities	(19)	(48)	(16)	(68)
Realized gain (loss) on sale of real estate, net	28,554	19,389	57,708	19,389
Fee and other income	2,345	2,451	9,539	5,735
Net result from derivative transactions	2,679	(3,844)	5,814	927
Earnings (loss) from investment in unconsolidated ventures	356	237	790	673
Gain (loss) on extinguishment of debt	685	—	685	—
Total other income (loss)	61,298	48,150	126,540	81,360
Costs and expenses
Compensation and employee benefits	15,495	8,477	45,358	18,011
Operating expenses	4,651	4,216	10,159	8,457
Real estate operating expenses	9,867	6,345	18,859	12,555
Fee expense	1,486	2,195	3,474	3,793
Depreciation and amortization	7,558	9,464	16,900	19,000
Total costs and expenses	39,057	30,697	94,750	61,816
Income (loss) before taxes	45,806	10,139	63,650	9,796
Income tax expense (benefit)	2,594	(318)	1,284	(1,096)
Net income (loss)	43,212	10,457	62,366	10,892
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(8,164)	(163)	(8,286)	(403)
Net income (loss) attributable to Class A common shareholders	$35,048	$10,294	$54,080	$10,489

Earnings per share:
Basic	$0.28	$0.08	$0.43	$0.08
Diluted	$0.28	$0.08	$0.43	$0.08

Weighted average shares outstanding:
Basic	124,593,171	124,048,999	124,452,339	124,012,683
Diluted	125,265,707	124,480,487	125,738,758	124,353,202

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$43,212	$10,457	$62,366	$10,892
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(7,065)	1,418	(13,803)	8,846
Reclassification adjustment for (gain) loss included in net income (loss)	(37)	(15)	60	(594)
Total other comprehensive income (loss)	(7,102)	1,403	(13,743)	8,252
Comprehensive income (loss)	36,110	11,860	48,623	19,144
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	(8,164)	(163)	(8,286)	(403)
Comprehensive income (loss) attributable to Class A common shareholders	$27,946	$11,697	$40,337	$18,741

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, March 31, 2022	127,223	$127	$1,815,661	$(88,258)	$(214,084)	$(10,753)	$6,464	$1,509,157
Contributions	—	—	—	—	—	—	186	186
Distributions	—	—	—	—	—	—	(7,451)	(7,451)
Amortization of equity based compensation	—	—	3,637	—	—	—	—	3,637
Grants of restricted stock	34	—	—	—	—	—	—	—
Purchase of treasury stock	(400)	—	—	(4,044)	—	—	—	(4,044)
Forfeitures	(23)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(27,886)	—	—	(27,886)
Net income (loss)	—	—	—	—	35,048	—	8,164	43,212
Other comprehensive income (loss)	—	—	—	—	—	(7,102)	—	(7,102)
Balance, June 30, 2022	126,834	$127	$1,819,298	$(92,302)	$(206,922)	$(17,855)	$7,363	$1,509,709

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, March 31, 2021	126,342	$127	$1,785,350	$(67,495)	$(188,763)	$(3,614)	$5,234	$1,530,839
Distributions	—	—	—	—	—	—	(16)	(16)
Amortization of equity based compensation	—	—	3,525	—	—	—	—	3,525
Purchase of treasury stock	(100)	—	—	(1,098)	—	—	—	(1,098)
Dividends declared	—	—	—	—	(25,245)	—	—	(25,245)
Net income (loss)	—	—	—	—	10,294	—	163	10,457
Other comprehensive income (loss)	—	—	—	—	—	1,403	—	1,403
Balance, June 30, 2021	126,242	$127	$1,788,875	$(68,593)	$(203,714)	$(2,211)	$5,381	$1,519,865

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619
Contributions	—	—	—	—	—	—	186	186
Distributions	—	—	—	—	—	—	(7,591)	(7,591)
Amortization of equity based compensation	—	—	24,049	—	—	—	—	24,049
Grants of restricted stock	2,282	2	—	(2)	—	—	—	—
Purchase of treasury stock	(455)	—	—	(4,655)	—	—	—	(4,655)
Re-issuance of treasury stock	595	—	—	(1)	—	—	—	(1)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(952)	(1)	—	(11,320)	—	—	—	(11,321)
Forfeitures	(89)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(53,200)	—	—	(53,200)
Net income (loss)	—	—	—	—	54,080	—	8,286	62,366
Other comprehensive income (loss)	—	—	—	—	—	(13,743)	—	(13,743)
Balance, June 30, 2022	126,834	$127	$1,819,298	$(92,302)	$(206,922)	$(17,855)	$7,363	$1,509,709

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2020	126,378	$127	$1,780,074	$(62,859)	$(163,717)	$(10,463)	$5,263	$1,548,425
Distributions	—	—	—	—	—	—	(285)	(285)
Amortization of equity based compensation	—	—	8,801	—	—	—	—	8,801
Purchase of treasury stock	(120)	—	—	(1,312)	—	—	—	(1,312)
Re-issuance of treasury stock	748	—	—	(1)	—	—	—	(1)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(437)	—	—	(4,421)	—	—	—	(4,421)
Forfeitures	(327)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(50,486)	—	—	(50,486)
Net income (loss)	—	—	—	—	10,489	—	403	10,892
Other comprehensive income (loss)	—	—	—	—	—	8,252	—	8,252
Balance, June 30, 2021	126,242	$127	$1,788,875	$(68,593)	$(203,714)	$(2,211)	$5,381	$1,519,865

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$62,366	$10,892
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(685)	—
Depreciation and amortization	16,900	19,000
Unrealized (gain) loss on derivative instruments	691	667
Unrealized (gain) loss on equity securities	16	—
Unrealized (gain) loss on Agency interest-only securities	16	68
Provision for (release of) loan loss reserves	(128)	(4,586)
Amortization of equity based compensation	24,049	8,801
Amortization of deferred financing costs included in interest expense	9,212	10,044
Amortization of premium/discount on mortgage loan financing included in interest expense	(500)	(662)
Amortization of above- and below-market lease intangibles	(881)	(963)
(Accretion)/amortization of discount, premium and other fees on loans	(10,253)	(5,707)
(Accretion)/amortization of discount, premium and other fees on securities	(176)	83
Realized (gain) loss on sale of mortgage loan receivables held for sale	2,879	(3,392)
Realized (gain) loss on disposition of loan via foreclosure	—	26
Realized (gain) loss on securities	84	(594)
Realized (gain) loss on sale of real estate, net	(57,708)	(19,389)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(165)	(673)
Insurance proceeds for remediation work due to property damage	—	1,345
Insurance proceeds used for remediation work due to property damage	(329)	(628)
Origination of mortgage loan receivables held for sale	(61,318)	(76,404)
Repayment of mortgage loan receivables held for sale	68	80
Proceeds from sales of mortgage loan receivables held for sale	22,522	51,052
Change in deferred tax asset (liability)	1,725	(8)
Accrued interest receivable	(3,200)	3,148
Other assets	1,855	(314)
Accrued expenses and other liabilities	6,907	(1,634)
Net cash provided by (used in) operating activities	13,947	(9,748)

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(1,004,314)	(795,716)
Repayment of mortgage loan receivables held for investment	524,979	603,006
Proceeds from sale of mortgage loan receivables held for investment	—	46,557
Purchases of real estate securities	(45,223)	(101,358)
Repayment of real estate securities	102,194	106,253
Basis recovery of interest-only securities	2,586	3,678
Proceeds from sales of real estate securities	4,730	339,238
Capital improvements of real estate	(3,858)	(1,619)
Proceeds from sale of real estate	163,616	82,482
Capital distribution from investment in unconsolidated ventures	2,284	9,107
Proceeds from sale of FHLB stock	—	18,040
Property insurance proceeds	—	634
Net cash provided by (used in) investing activities	(253,006)	310,302

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Deferred financing costs paid	(1,740)	(10,107)
Proceeds from borrowings under debt obligations	886,648	3,153,332
Repayment of borrowings under debt obligations	(909,999)	(3,385,290)
Cash dividends paid to Class A common shareholders	(51,086)	(51,068)
Capital contributed by noncontrolling interests in consolidated ventures	186	—
Capital distributed to noncontrolling interests in consolidated ventures	(7,591)	(285)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(11,321)	(4,421)
Purchase of treasury stock	(4,656)	(1,312)
Issuance of common stock	3	—
Net cash provided by (used in) financing activities	(99,556)	(299,151)
Net increase (decrease) in cash, cash equivalents and restricted cash	(338,615)	1,403
Cash, cash equivalents and restricted cash at beginning of period	621,546	1,284,284
Cash, cash equivalents and restricted cash at end of period	$282,931	$1,285,687

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	1	—
Securities and derivatives sold, not settled	10	10
Repayments in transit of real estate securities (other assets)	8,193	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	51,773	414
Settlement of mortgage loan receivable held for investment by real estate, net	—	(43,129)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	—	43,750
Real estate acquired in former unconsolidated venture agreement	15,436	—
Transfer of real estate, net into real estate held for sale	(55,412)	—
Dividends declared, not paid	29,705	26,955

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$217,361	$1,169,843
Restricted cash	65,570	115,844
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$282,931	$1,285,687

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of June 30, 2022, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company continues to actively manage the liquidity and operations of the Company in light of the current market conditions, including the impact of the COVID-19 pandemic in the United States.

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

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. As part of that effort, the Company engages a third-party service provider to provide market data and a credit loss model. The credit loss model is a forward-looking, econometric, commercial real estate (“CRE”) loss forecasting tool. It is comprised of a probability of default (“PD”) model and a loss given default (“LGD”) model that, layered together with the Company’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses (“EL”) at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded.

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company may use the direct capitalization rate valuation methodology, the discounted cash flow methodology, or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals and take into account potential sale bids. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

The Company designates a loan as a non-accrual loan generally when: (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost basis. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable.

Recent Accounting Pronouncements Pending Adoption

In March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The standard is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

3. MORTGAGE LOAN RECEIVABLES

June 30, 2022 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,951,779	$3,923,127		5.97%	1.5
Mezzanine loans	80,736	80,666		10.80%	1.9
Total mortgage loans receivable	4,032,515	4,003,793		6.06%	1.5
Allowance for credit losses	N/A	(16,960)
Total mortgage loan receivables held for investment, net, at amortized cost	4,032,515	3,986,833
Mortgage loan receivables held for sale:
First mortgage loans	37,950	35,850		4.91%	8.8
Total	$4,070,465	$4,022,683	(3)	6.05%	1.6

(1)Includes the impact from interest rate floors. June 30, 2022 LIBOR and SOFR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $54.4 million. Refer to “Non-Accrual Status” below for further details.
(3)Net of $26.7 million of deferred origination fees and other items as of June 30, 2022.

As of June 30, 2022, $3.6 billion, or 89.5%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.8 billion linked to LIBOR and $0.8 billion linked to SOFR. Of this $3.6 billion, 99.7% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of June 30, 2022, $38.0 million or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates linked to SOFR.

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
(3)Net of $26.0 million of deferred origination fees and other items as of December 31, 2021.

As of December 31, 2021, $3.3 billion, or 91.5%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates, linked to LIBOR. Of this $3.3 billion, 100% of these variable rate mortgage loan receivables were subject to interest rate floors.

For the six months ended June 30, 2022 and 2021, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables	1,004,314	—	61,318
Repayment of mortgage loan receivables	(550,116)	—	(67)
Proceeds from sales of mortgage loan receivables	—	—	(22,585)
Sale of loans, net (1)	—	—	(2,816)
Accretion/amortization of discount, premium and other fees	10,253	—	—
Charge offs	(14,395)	14,395	—
Release (addition) of provision for current expected credit loss, net(2)	—	397	—
Balance, June 30, 2022	$4,003,793	$(16,960)	$35,850

(1)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(2)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	795,717	—	76,404
Repayment of mortgage loan receivables	(532,878)	—	(80)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(51,052)
Non-cash disposition of loan via foreclosure(1)	(45,000)	—	—
Sale of loans, net	—	—	3,392
Accretion/amortization of discount, premium and other fees	5,707	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release (addition) of provision for current expected credit loss, net	—	4,466	—
Balance, June 30, 2021	$2,531,048	$(35,891)	$59,182

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2022	2021	2022	2021
Allowance for credit losses at beginning of period	$32,332	$36,241	$31,752	$41,507
Provision for (release of) current expected credit loss, net (1)	2,128	(350)	2,708	(4,466)
Foreclosure of loans subject to asset-specific reserve	—	—	—	(1,150)
Charge-offs	(14,395)	—	(14,395)	—
Recoveries(2)	(3,105)	—	(3,105)	—
Allowance for credit losses at end of period	$16,960	$35,891	$16,960	$35,891

(1)There was no asset specific reserves recorded for the three and six months ended June 30, 2022 or 2021.
(2) Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves”.
Non-Accrual Status			June 30, 2022(1)	December 31, 2021(2)
Carrying value of loans on non-accrual status, net of asset-specific reserve			$54,364	$80,229

(1)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $23.9 million and one loan with a carrying value of $30.5 million as of June 30, 2022.
(2)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $25.6 million and one loan with a carrying value of $30.5 million.

Current Expected Credit Loss (“CECL”)

As of June 30, 2022, the Company has a $17.7 million allowance for current expected credit losses, of which $17.0 million pertains to mortgage loan receivables and $0.7 million relates to unfunded commitments. This allowance includes $2.7 million of asset-specific reserves relating to two loans with an amortized cost basis of $26.6 million as of June 30, 2022. The Company concluded that none of its other loans are individually impaired as of June 30, 2022.

As of December 31, 2021, the Company had a $32.2 million allowance for current expected credit losses, of which $31.8 million pertained to mortgage loan receivables. This allowance included three loans that had an aggregate of $20.2 million of asset-specific reserves against a carrying value of $69.9 million as of December 31, 2021. The Company concluded that none of its loans, other than the three loans discussed in “Non-Accrual Status” below, are individually impaired as of December 31, 2021.

The total change in provision for loan loss reserves for the six months ended June 30, 2022 was a release of provision of $0.1 million. The release represents a $3.1 million recovery of provision offset by an increase in the general reserve of loans held for investment of $2.7 million and an increase related to unfunded loan commitments of $0.3 million. The increase in general reserve during the six months ended June 30, 2022 is primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic scenarios.

The total change in in provision for loan loss reserves for the six months ended June 30, 2021 was a release of $4.6 million. The release represented a decline in the general reserve of loans held for investment of $4.5 million and the release on unfunded loan commitments of $0.1 million. The release during the six months ended June 30, 2021 is primarily due to an improvement in macroeconomic assumptions.

Loan Portfolio by Geographic Region, Collateral Type and Vintage (amortized cost $ in thousands)

	June 30,	December 31,
Geographic Region	2022	2021
South	$1,095,960	$937,125
Northeast	1,156,440	1,080,652
Midwest	548,212	434,157
West	505,371	530,599
Southwest	671,244	501,272
Subtotal mortgage loans receivable	3,977,227	3,483,805
Individually impaired loans(1)	26,566	69,932
Total mortgage loans receivable	$4,003,793	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of June 30, 2022 and December 31, 2021, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of June 30, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Multifamily	$541,243	$671,689	$—	$23,488	$—	$1,236,420
Office	76,514	697,427	29,650	67,684	155,322	1,026,597
Mixed Use	218,727	446,124	71,949	124,669	—	861,469
Industrial	36,120	95,890	—	110,310	—	242,320
Retail	58,233	105,990	—	41,307	9,291	214,821
Hospitality	—	44,367	—	21,587	143,895	209,849
Manufactured Housing	10,408	81,778	—	26,466	—	118,652
Other	32,194	26,907	—	7,998	—	67,099
Self-Storage	—	—	—	—	—	—
Subtotal mortgage loans receivable	973,439	2,170,172	101,599	423,509	308,508	3,977,227
Individually Impaired loans (1)	—	—	—	—	26,566	26,566
Total mortgage loans receivable (2)	$973,439	$2,170,172	$101,599	$423,509	$335,074	$4,003,793

	Amortized Cost Basis by Origination Year as of December 31, 2021
Collateral Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$784,556	$29,636	$121,346	$59,073	$73,911	$1,068,522
Mixed Use	538,949	84,600	140,926	—	—	764,475
Multifamily	697,089	3,131	47,322	—	—	747,542
Hospitality	41,635	—	43,666	90,132	110,890	286,323
Retail	105,362	—	89,058	—	25,486	219,906
Industrial	41,203	—	108,469	—	—	149,672
Manufactured Housing	117,265	—	26,404	—	3,941	147,610
Other	26,801	—	8,768	20,743	—	56,312
Self-Storage	43,443	—	—	—	—	43,443
Subtotal mortgage loans receivable	2,396,303	117,367	585,959	169,948	214,228	3,483,805
Individually Impaired loans (1)	—	—	—	—	69,932	69,932
Total mortgage loans receivable (3)	$2,396,303	$117,367	$585,959	$169,948	$284,160	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $15.6 million of accrued interest receivable on all loans at June 30, 2022.
(3)Not included above is $12.6 million of accrued interest receivable on all loans at December 31, 2021.

Individually Impaired Loans

As of June 30, 2022, two loans with an amortized cost basis of $26.6 million and a combined carrying value of $23.9 million were impaired and on non-accrual status. The loans are collateralized by a mixed use property in the Northeast region, which were originated simultaneously as part of a single transaction and are directly and indirectly secured by the same property. In assessing these collateral-dependent loans for impairment, the most significant consideration is the fair value of the underlying real estate collateral, which includes an in-place long-dated retail lease. The value of such property is most significantly affected by the contractual lease terms and the appropriate market capitalization rates, which are driven by the property’s market strength, the general interest rate environment and the retail tenant’s creditworthiness. In view of these considerations, the Company uses a direct capitalization rate valuation methodology to calculate the fair value of the underlying real estate collateral. The Company previously recorded a $2.7 million asset-specific provision for loss in 2018 on one of the loans, with a carrying value of $5.9 million. This asset-specific provision reduced the carrying value of the two loans collectively to the fair value of the property less the cost to foreclose and sell the property utilizing direct capitalization rates of 4.70% to 5.00%. As of June 30, 2022, the Company determined the loan was adequately provisioned based on the application of a direct capitalization rate of 4.50%.

These non-recurring fair values are considered Level 3 measurements in the fair value hierarchy.

In 2018, a loan secured by a mixed-use property in the Northeast region, with a carrying value of $45.0 million, was determined to be impaired and a reserve of $10.0 million was recorded to reduce the carrying value of the loan to the estimated fair value of the collateral, less the estimated costs to sell. In 2018, the loan experienced a maturity default and its terms were modified in a TDR, which provided for, among other things, the restructuring of the Company’s existing $45.0 million first mortgage loan into a $35.0 million A-Note and a $10.0 million B-Note. The reserve of $10.0 million was applied to the B-Note and the B-Note was placed on non-accrual status. During the three months ended March 31, 2020, management determined that the A-Note was also impaired. As a result, on March 31, 2020, the Company placed the A-Note on non-accrual status and recorded an asset-specific provision for loss on the A-Note of $7.5 million.

On June 27, 2022, the Company received proceeds of $27.7 million, consisting of $27.0 million of principal and $0.7 million of interest, in satisfaction of both the A-Note and the B-Note, which was above the combined carrying value of $24.6 million. As a result, the Company recorded a $3.1 million release of provision.

Other Loans on Non-Accrual Status

As of June 30, 2022, a loan secured by a mixed-use property in the Northeast region was on non-accrual status, with an amortized cost basis and carrying value of $30.5 million. In the fourth quarter of 2020, the Company designated the loan as non-accrual and performed a review of the collateral for the loan. As a result of the review as of June 30, 2022, the Company determined that no asset specific impairment was necessary. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. There are no other loans on non-accrual status other than those discussed above in Individually Impaired Loans as of June 30, 2022.

The Company continues to actively monitor the mortgage loans receivable portfolio for both the immediate and long term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing impact of the COVID-19 pandemic.

4. REAL ESTATE SECURITIES

The Company invests in primarily AAA-rated real estate securities, typically front pay securities, with relatively short duration and significant credit subordination. We continue to actively monitor the impacts of current market conditions on our securities portfolio.

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, Government National Mortgage Association (“GNMA”) construction securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of June 30, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

GNMA and Federal Home Loan Mortgage Corp (“FHLMC”) securities are recorded at fair value with changes in fair value recorded in current period earnings. Equity securities are reported at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at June 30, 2022 and December 31, 2021 ($ in thousands):

June 30, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$621,862		$621,098	$4	$(17,825)	$603,277	(2)	73	AAA	2.75%	2.82%	1.23
CMBS interest-only(3)	1,171,151	(3)	12,785	122	(157)	12,750	(4)	12	AAA	0.41%	5.04%	1.67
GNMA interest-only(5)	51,952	(3)	372	60	(35)	397		14	AAA	0.34%	5.02%	3.41
Agency securities	45		46	—	—	46		1	AAA	4.00%	2.78%	1.8
Total debt securities	$1,845,010		$634,301	$186	$(18,017)	$616,470	(6)	100		1.20%	2.87%	1.24
Equity securities	N/A		662	8	(24)	646		3	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$1,845,010		$634,963	$194	$(18,061)	$617,096		103

December 31, 2021

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$691,402		$691,026	$775	$(5,508)	$686,293	(2)	73	AAA	1.57%	1.57%	2.06
CMBS interest-only(3)	1,302,551	(3)	15,268	617	—	15,885	(4)	13	AAA	0.45%	5.67%	1.88
GNMA interest-only(5)	59,075	(3)	518	105	(64)	559		14	AA+	0.38%	4.97%	3.64
Agency securities	557		560	3	—	563		2	AA+	2.47%	1.58%	0.69
Total debt securities	$2,053,585		$707,372	$1,500	$(5,572)	$703,300	(6)	102		0.83%	1.67%	2.06
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$2,053,585		$707,372	$1,500	$(5,592)	$703,280		102

(1)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the highest rating is used. The ratings provided were determined by third-party rating agencies. The rates may not be current and are subject to change (including the assignment of a “negative outlook” or “credit watch”) at any time.
(2)As of June 30, 2022 and December 31, 2021, respectively, includes $9.3 million and $9.9 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(4)As of June 30, 2022 and December 31, 2021, respectively, includes $0.5 million and $0.5 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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
(6)The Company’s investments in debt securities represents an ownership interest in an unconsolidated VIE. The Company’s maximum exposure to loss from these unconsolidated VIEs is the amortized cost basis of the securities which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at June 30, 2022 and December 31, 2021 ($ in thousands):

June 30, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$317,127	$284,934	$—	$1,217	$603,278
CMBS interest-only	1,459	11,292	—	—	12,751
GNMA interest-only	243	14	139	—	396
Agency securities	—	46	—	—	46
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$318,829	$296,286	$139	$1,217	$616,451

December 31, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$304,357	$354,670	$10,307	$16,958	$686,292
CMBS interest-only	1,018	14,868	—	—	15,886
GNMA interest-only	102	278	179	—	559
Agency securities	503	60	—	—	563
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$305,980	$369,876	$10,486	$16,958	$703,280

During the three and six months ended June 30, 2022, the Company sold $426 thousand and $470 thousand of equity securities, respectively. During the three and six months ended June 30, 2021, the Company had no sales of equity securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Land	$174,851	$186,940
Building	714,190	765,690
In-place leases and other intangibles	130,385	142,335
Undepreciated real estate and related lease intangibles	1,019,426	1,094,965
Less: Accumulated depreciation and amortization	(231,116)	(229,271)
Real estate and related lease intangibles, net	$788,310	$865,694

Below market lease intangibles, net (other liabilities)(1)	$(31,785)	$(33,203)

(1)Below market lease intangibles is net of $13.6 million and $12.8 million of accumulated amortization as of June 30, 2022 and December 31, 2021, respectively.

As of December 31, 2021, the Company held $32.5 million of undepreciated real estate and lease intangibles held for sale, comprised of $0.9 million of land, $27.4 million of building, and $4.3 million of in-place leases and other intangibles.

At June 30, 2022 and December 31, 2021, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $96.0 million and $97.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense(1)	$5,997	$7,825	$13,085	$15,815
Amortization expense	1,561	1,639	3,815	3,185
Total real estate depreciation and amortization expense	$7,558	$9,464	$16,900	$19,000

(1)Depreciation expense on the consolidated statements of income also includes $8 thousand of depreciation on corporate fixed assets for the six months ended June 30, 2022 and $25 thousand and $50 thousand of depreciation on corporate fixed assets for the three and six months ended June 30, 2021, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	June 30, 2022	December 31, 2021
Gross intangible assets(1)	$130,385	$146,593
Accumulated amortization	63,248	67,500
Net intangible assets	$67,137	$79,093

(1)Includes $3.2 million and $3.8 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(76)	$(92)	$(153)	$(183)
Increase in operating lease income for amortization of below market lease intangibles acquired	513	576	1,034	1,146
Total	$437	$484	$881	$963

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of June 30, 2022 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2022 (last 6 months)	$453	$1,944
2023	906	3,889
2024	906	3,889
2025	906	3,889
2026	906	3,888
Thereafter	24,505	46,433
Total	$28,582	$63,932

Rent Receivables, Unencumbered Real Estate, Operating Lease Income and Impairment of Real Estate

There were $1.2 million and $0.4 million of rent receivables included in other assets on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. There was unencumbered real estate of $82.2 million and $85.9 million as of June 30, 2022 and December 31, 2021, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at June 30, 2022 ($ in thousands):

Period Ending December 31,	Amount
2022 (last 6 months)	$30,493
2023	57,903
2024	56,161
2025	54,004
2026	50,527
Thereafter	250,130
Total	$499,218

Acquisitions

During the six months ended June 30, 2022, the Company acquired, via change in control, a previously held interest in a non-controlling equity investment in a mixed use property with one remaining residential condo unit and one remaining retail condo unit in New York, New York. The carrying value of the property at the time of change in control was $15.4 million, which was determined to be fair value. The fair value of the remaining condo unit was determined based on comparable sales in the building and the value of the remaining retail unit was valued utilizing a direct capitalization rate of 5.5%. The key inputs used to determine fair value were determined to be Level 3 inputs.

During the six months ended June 30, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Gain/(Loss) on Loan Foreclosure		Ownership Interest (1)
Real estate acquired via foreclosure
February 2021	(2)	Hotel	Miami, FL	$43,750	—	(2)	100.0%
Total real estate acquired via foreclosure				43,750	$—

Total real estate acquisitions				$43,750

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three and six months ended June 30, 2022 and June 30, 2021, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the six months ended June 30, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,694	$24,175	$14,519	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
June 2022	Apartments	Stillwater, OK		23,314	18,032	5,283	1
June 2022	Apartments	Miami, Fl		60,856	37,585	23,270	1
Totals			(1)	$163,616	$105,908	$57,708

(1) Includes $3.7 million of prepayment costs upon repayment of the mortgage financing in connection with the sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

The Company sold the following properties during the six months ended June 30, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1	—	—
June 2021	Net Lease	North Dartmouth, MA	38,732	19,343	19,389	1	—	—
Totals			$82,482	$63,093	$19,389

We continue to actively monitor our real estate properties for both the immediate and long term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing impact of the COVID-19 pandemic.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated ventures, which we account for using the equity method, as of June 30, 2022 and December 31, 2021 ($ in thousands):

Entity	June 30, 2022	December 31, 2021
Grace Lake JV, LLC	$5,599	$5,434
24 Second Avenue Holdings LLC	—	17,720
Investment in unconsolidated ventures	$5,599	$23,154

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated ventures for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2022	2021	2022	2021
Grace Lake JV, LLC	$356	$325	$790	$622
24 Second Avenue Holdings LLC	—	(88)	—	51
Earnings (loss) from investment in unconsolidated ventures	$356	$237	$790	$673

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

The Company’s investment in Grace Lake LLC is an unconsolidated venture, which is a variable interest entity (“VIE”) for which the Company is not the primary beneficiary. This venture was deemed to be a VIE primarily based on the fact there are disproportionate voting and economic rights within the venture. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has a passive investment and no control of this entity and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

During the six months ended June 30, 2022, the Company received a $0.6 million distribution from its investment in Grace Lake LLC. There were no distributions received during the six months ended June 30, 2021.

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

Combined Summary Financial Information for Unconsolidated Ventures

The following is a summary of the combined financial position of the unconsolidated ventures in which the Company had investment interests as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022(1)	December 31, 2021
Total assets	$69,075	$109,873
Total liabilities	57,389	66,387
Partners’/members’ capital	$11,686	$43,486

(1) As of June 30, 2022, the balance represents only the Grace Lake JV, LLC interest.

The following is a summary of the combined results from operations of the unconsolidated ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$4,923	$4,543	$9,997	$9,057
Total expenses	3,498	3,242	6,835	6,565
Net income (loss)	$1,425	$1,301	$3,162	$2,492

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at June 30, 2022 and December 31, 2021 are as follows ($ in thousands):

June 30, 2022

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at June 30, 2022(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility(2)	$500,000	$225,013		$274,987	2.82%	—	3.08%	12/19/2022	(3)	(4)	$347,829	$347,829
Committed Loan Repurchase Facility	100,000	12,552		87,448	4.02%	—	4.02%	2/26/2023	(5)	(6)	19,968	19,968
Committed Loan Repurchase Facility	300,000	157,578		142,422	3.07%	—	4.07%	12/19/2022	(7)	(8)	243,587	243,587
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	4/30/2024	(9)	(4)	—	—
Committed Loan Repurchase Facility	100,000	63,965		36,035	3.18%	—	3.18%	1/3/2023	(3)	(4)	101,073	101,073
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(10)	(8)	—	—
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	10/21/2022	(11)	(12)	—	—
Total Committed Loan Repurchase Facilities	1,300,000	459,108		840,892							712,457	712,457
Committed Securities Repurchase Facility(2)	605,917	9,982		595,935	2.3%	—	2.55%	5/27/2023	N/A	(13)	12,202	12,202
Uncommitted Securities Repurchase Facility	N/A (14)	179,233		N/A (14)	1.66%	—	3.88%	7/2022 - 9/2022	N/A	(13)	196,734	196,734	(15)
Total Repurchase Facilities	1,700,000	648,323		1,230,910							921,393	921,393
Revolving Credit Facility	266,430	—		266,430	—%	—	—%	2/11/2023	(16)	N/A (17)	N/A (17)	N/A (17)
Mortgage Loan Financing	609,477	611,938		—	3.75%	—	6.16%	2022 - 2031(18)	N/A	(19)	706,064	927,219	(20)
CLO Debt	1,064,365	1,056,038	(21)	—	2.52%	—	4.97%	2024 - 2026(22)	N/A	(4)	1,280,967	1,280,967
Borrowings from the FHLB	263,000	263,000		—	1.50%	—	2.74%	2022 - 2024	N/A	(23)	298,223	298,223	(24)
Senior Unsecured Notes	1,643,794	1,626,758	(25)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (26)	N/A (26)	N/A (26)
Total Debt Obligations, Net	$5,547,066	$4,206,057		$1,497,340							$3,206,647	$3,427,802

(1)LIBOR and Term SOFR rates in effect as of June 30, 2022 are used to calculate interest rates for floating rate debt, as applicable.
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

(21)Presented net of unamortized debt issuance costs of $8.3 million at June 30, 2022.
(22)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.
(23)Investment grade commercial real estate securities and cash. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(24)Includes $7.0 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(25)Presented net of unamortized debt issuance costs of $17.0 million at June 30, 2022.
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
Committed Loan and Securities Repurchase Facilities
The Company has entered into seven committed master repurchase agreements, as outlined in the June 30, 2022 table above, totaling $1.3 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $900 million less approved commitments under that bank’s loan repurchase agreement. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of June 30, 2022 and December 31, 2021.

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

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On November 25, 2019, the Company amended the Revolving Credit Facility to add two additional one-year extension options, extending the final maturity date to February 2025. The amendment also provided for a reduction of the interest rate to one-month LIBOR plus 3.00% upon the upgrade of the Company’s credit ratings, which occurred in January 2020. As of June 30, 2022, interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. As of June 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $266.4 million.

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

Debt Issuance Costs

As of June 30, 2022 and December 31, 2021, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $2.7 million and $2.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 3.75% to 6.16%, and, as of June 30, 2022, have anticipated maturity dates between 2022-2031, with an average term of 2.9 years. These mortgage loans have carrying amounts of $611.9 million and $693.8 million, net of unamortized premiums of $2.7 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.7 million of premium amortization, which decreased interest expense for the six months ended June 30, 2022 and 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $706.1 million and $805.0 million as of June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company did not execute any term debt agreements to finance properties in its real estate portfolio.

Secured Financing Facility

On April 30, 2020, the Company entered into a strategic financing arrangement with a U.S. multinational corporation (the “Lender”), under which the Lender provided the Company with $206.4 million in senior secured financing (the “Secured Financing Facility”) to fund transitional and land loans. The Secured Financing Facility is secured on a first lien basis on a portfolio of certain of the Company’s loans, matures on May 6, 2023, and borrowings thereunder bear interest at LIBOR (or a minimum of 0.75% if greater) plus 10.0%, with a minimum interest premium clause, which was fully paid as of June 30, 2022. The Senior Financing Facility is non-recourse, subject to limited exceptions, and does not contain mark-to-market provisions. Additionally, the Senior Financing Facility provides the Company optionality to modify or restructure loans or forbear in exercising remedies, which maximizes the Company’s financial flexibility.

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

The Purchase Right was classified as equity and the $200.9 million of net proceeds from the original issuance were allocated $192.5 million to the originally issued debt obligation and $8.4 million to the Purchase Right using the relative fair value method. The commitment to issue shares will not be subsequently remeasured. The $8.4 million allocated to the Purchase Right was treated as a discount to the debt and amortized over the expected maturity of the Purchase Right to interest expense. On May 12, 2022, the Company repaid the remaining borrowings outstanding and fully paid all remaining minimum interest payments. As of June 30, 2022, the Company no longer had any exposure to the Secured Financing Facility.

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

As of June 30, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $8.3 million.

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

As of June 30, 2022, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.2 years to 2.3 years (with a weighted average of 1.5 years), and interest rates of 1.50% to 2.74% (with a weighted average of 1.89%). As of June 30, 2022, collateral for the borrowings was comprised of $257.0 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%) and $41.2 million of restricted cash.

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.2 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of June 30, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of June 30, 2022 and 2021.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025. The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. During the six months ended June 30, 2022, the Company repurchased $4.0 million of the 2025 Notes and recognized a gain of $0.3 million on extinguishment of debt. As of June 30, 2022, the remaining $344.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. During the six months ended June 30, 2022, the Company repurchased $1.0 million of the 2027 Notes and recognized a gain of $0.2 million on extinguishment of debt. As of June 30, 2022, the remaining $650.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval. During the six months ended June 30, 2022, the Company repurchased $1.0 million of the 2029 Notes and recognized a gain of $0.2 million on extinguishment of debt. As of June 30, 2022, the remaining $649.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2022 (last 6 months)	$292,394
2023	229,523
2024	608,636
2025	522,006
2026	26,424
Thereafter	1,485,611
Subtotal	3,164,594
Debt issuance costs included in senior unsecured notes	(17,037)
Debt issuance costs included in mortgage loan financings	(189)
Premiums included in mortgage loan financings(2)	2,650
Total (3)	$3,150,018

(1)The allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)Represents deferred gains on intercompany loans, secured by our own real estate, sold into securitizations. These premiums are amortized as a reduction to interest expense.
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $8.3 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at June 30, 2022.

The Company was in compliance with all covenants described in the financial statements as of June 30, 2022.

LIBOR Transition

Specifically, we have implemented or are in the process of implementing fallback language for our LIBOR-based bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of June 30, 2022, 73.5% and 26.5% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

8. DERIVATIVE INSTRUMENTS

The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of June 30, 2022 and December 31, 2021 ($ in thousands):

June 30, 2022

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Futures
5-year Treasury-Note Futures	$22,600	$—	$108	0.25
10-year Treasury-Note Futures	36,500	—	173	0.25
Total futures	59,100	—	281
Total derivatives	$59,100	$—	$281

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$84,621	$60	$—	0.57
Futures
5-year Swap	6,500	76	—	0.25
10-year Swap	23,000	266	—	0.25
Total futures	29,500	342	—
Total derivatives	$114,121	$402	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and six months ended June 30, 2022 and 2021($ in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$(6)	$649	$643	$(11)	$648	$637
Futures	(460)	2,496	2,036	(622)	5,799	5,177
Total	$(466)	$3,145	$2,679	$(633)	$6,447	$5,814

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Futures	$(669)	$(3,175)	$(3,844)	$(667)	$1,594	$927
Total	$(669)	$(3,175)	$(3,844)	$(667)	$1,594	$927

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $1.3 million and $0.5 million of cash margin as collateral for derivatives as of June 30, 2022, and December 31, 2021, respectively, which is included in restricted cash in the consolidated balance sheets.

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of June 30, 2022 and December 31, 2021. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial liabilities and derivative liabilities as of June 30, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Derivatives	$281	$—	$281	$—	$1,294	$(1,013)
Repurchase agreements	648,323	0	648,323	648,323	3,039	645,284
Total	$648,604	$—	$648,604	$648,323	$4,333	$644,271

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$402	$—	$402	$—	$(526)	$402
Total	$402	$—	$402	$—	$(526)	$402

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$444,577	$—	$444,577	$444,577	$1,975	$442,603
Total	$444,577	$—	$444,577	$444,577	$1,975	$442,603

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of June 30, 2022 and December 31, 2021 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Restricted cash	$—	$369
Mortgage loan receivables held for investment, net, at amortized cost	1,280,967	1,299,116
Accrued interest receivable	4,993	4,587
Other assets	49,208	26,636
Total assets	$1,335,168	$1,330,708
Debt obligations, net	$1,056,038	$1,054,774
Accrued expenses	1,386	1,218
Other liabilities	64	65
Total liabilities	1,057,488	1,056,057
Net equity in VIEs (eliminated in consolidation)	277,680	274,651
Total equity	277,680	274,651
Total liabilities and equity	$1,335,168	$1,330,708

Refer to Note 7. Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of June 30, 2022. As of June 30, 2022, the Company held a 100% interest in LCFH.

Stock Repurchases

On August 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining authorization per the October 30, 2014 authorization from $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2022, the Company has a remaining amount available for repurchase of $39.5 million, which represents 3.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.54 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2022 and 2021 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Repurchases paid	455,000	(4,655)
Authorizations remaining as of June 30, 2022		$39,467

(1)Amount excludes commissions paid associated with share repurchases.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Repurchases paid	120,000	(1,312)
Authorizations remaining as of June 30, 2021		$36,790

(1)Amount excludes commissions paid associated with share repurchases.

The following table presents dividends declared (on a per share basis) of Class A common stock for the six months ended June 30, 2022 and 2021:

Declaration Date	Dividend per Share
March 15, 2022	$0.20
June 15, 2022	0.22
Total	$0.42

March 15, 2021	$0.20
June 15, 2021	0.20
Total	$0.40

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)	$(2)	$(4,114)
Other comprehensive income (loss)	(13,743)	—	(13,743)
June 30, 2022	$(17,855)	$(2)	$(17,857)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	8,252	—	8,252
June 30, 2021	$(2,211)	$(2)	$(2,213)

12. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of June 30, 2022, the Company consolidates three ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $80.2 million, 11 office buildings in Richmond, VA with a book value of $69.1 million, and a single-tenant office building in Oakland County, MI with a book value of $8.7 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

During the six months ended June 30, 2022, the Company sold its apartment complex in Stillwater, OK, and its apartment complex in Miami, FL. Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further details.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and six months ended June 30, 2022 and 2021 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share amounts)	2022	2021	2022	2021
Basic and Diluted Net income (loss) available for Class A common shareholders	$35,048	$10,294	$54,080	$10,489
Weighted average shares outstanding:
Basic	124,593,171	124,048,999	124,452,339	124,012,683
Diluted	125,265,707	124,480,487	125,738,758	124,353,202

The calculation of basic and diluted net income (loss) per share amounts for the three and six months ended June 30, 2022 and 2021 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts)	2022	2021	2022	2021

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$35,048	$10,294	$54,080	$10,489
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,593,171	124,048,999	124,452,339	124,012,683
Basic net income (loss) per share of Class A common stock	$0.28	$0.08	$0.43	$0.08

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$35,048	$10,294	$54,080	$10,489
Diluted net income (loss) attributable to Class A common shareholders	35,048	10,294	54,080	10,489
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,593,171	124,048,999	124,452,339	124,012,683
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	672,536	431,488	1,286,419	340,519
Diluted weighted average number of shares of Class A common stock outstanding	125,265,707	124,480,487	125,738,758	124,353,202
Diluted net income (loss) per share of Class A common stock	$0.28	$0.08	$0.43	$0.08

(1)The Company is using the treasury stock method.

14. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Based Compensation Expense	$3,637	$3,524	$24,049	$8,801
Phantom Equity Investment Plan	—	—	—	22
Total Stock Based Compensation Expense(1)	$3,637	$3,524	$24,049	$8,823

(1) Variance between six months ended June 30, 2022 and June 30, 2021 is primarily due to timing of 2021 and 2022 employee stock and bonus compensation. The majority of the stock and bonus compensation for the 2020 compensation year was granted in December of 2020, and stock and bonus compensation for the 2021 compensation year was granted during the three months ended March 31, 2022.

A summary of the grants is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	33,784	$11.10	—	$—	2,877,124	$11.88	747,713	$9.81

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at June 30, 2022 and changes during 2022 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2021	2,145,380	623,788
Granted	2,877,124	—
Vested	(2,396,140)	—
Forfeited	(88,972)	—
Expired	—	—
Nonvested/Outstanding at June 30, 2022	2,537,392	623,788

Exercisable at June 30, 2022 (1)		623,788

(1) The weighted-average exercise price of outstanding options, warrants and rights is $14.84 at June 30, 2022.

At June 30, 2022 there was $20.1 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 32 months, with a weighted-average remaining vesting period of 26.2 months.

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

Other Inventive Awards Granted in 2022

On May 10, 2022, a new employee of the Company received a Restricted Stock Award with a grant date fair value of $0.4 million, representing 33,784 shares of restricted Class A common stock. Fifty percent of the Restricted Stock Award is subject to time-based vesting criteria, and the remaining 50% of the Restricted Stock Award is subject to attainment of the Performance Target for the applicable years. The time-vesting restricted stock will vest in three installments on February 18 of each of 2023, 2024 and 2025, subject to continued employment on the applicable vesting dates. The performance-vesting restricted stock will vest in three equal installments upon the Compensation Committee’s confirmation that the Company achieves the Performance Target for the years ended December 31, 2022, 2023 and 2024, respectively. The Catch-Up Provision applies to the performance vesting portion of this award, provided that a termination has not occurred. The Company has elected to recognize the compensation expense related to the time-based vesting criteria of these Restricted Stock Awards on a straight-line basis over the requisite service period.

Annual Incentive Awards Granted in 2021 with Respect to 2020 Performance

On January 1, 2021, in connection with 2020 compensation, annual stock awards were granted to non-management employees (“Non-Management Grantees”) with an aggregate fair value of $7.0 million, which represents 711,653 shares of Class A common stock. Approximately one-third of the awards to Non-Management Grantees were unrestricted, with another one-third of the awards subject to time-based vesting criteria, and the remaining one-third subject to attainment of the Performance Target for the applicable years. The one-third of awards subject to attainment of the Performance Target is also subject to the Catch-Up Provision and the Performance Waiver, defined below. The time-vesting restricted stock will vest in three installments on February 18 of each of 2022, 2023 and 2024, subject to continued employment on the applicable vesting dates. Fair value for all restricted and unrestricted stock grants was calculated using the most recent closing stock price prior to the grant date (due to markets being closed on the grant date). Compensation expense for unrestricted stock grants was expensed immediately. The Company has elected to recognize the compensation expense related to the time-based vesting of the annual restricted stock awards for the entire award on a straight-line basis over the requisite service period for the entire award. Accruals of compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Therefore, compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The probability of meeting the performance outcome is assessed quarterly. On May 27, 2020, the compensation committee of the board of directors used its discretion to waive the Performance Target for shares eligible to vest based on the Company’s performance in 2020 and 2021, subject to continued employment on the applicable vesting dates (the “Performance Waiver”). The Performance Waiver was made in recognition of the actions taken by Ladder’s employees in response to COVID-19 that, while in the best interests of the Company and its shareholders, would not produce earnings consistent with the Performance Target in their deferred compensation arrangements. Such actions included maintaining high levels of unrestricted cash liquidity and refinancing debt with more expensive non-mark-to-market funding sources. In the second quarter, the 2021 Performance Waiver applied to one Ladder employee.

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

Change in Control

Upon a change in control (as defined in the respective award agreements), restricted stock awards to Mr. Miceli, Ms. McCormack and Mr. Perelman will become fully vested if (1) such Management Grantee continues to be employed through the closing of the change in control; or (2) after the signing of definitive documentation related to the change in control, but prior to its closing, such Management Grantee’s employment is terminated without cause or due to death or disability or the Management Grantee resigns for Good Reason, as defined in each Management Grantee’s employment agreement. The compensation committee retains the right, in its sole discretion, to provide for the accelerated vesting (in whole or in part) of the restricted stock awards granted.

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2022 and December 31, 2021 are as follows ($ in thousands):

June 30, 2022

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$621,862		$621,098	$603,278	Internal model, third-party inputs	2.82%	1.23
CMBS interest-only(1)	1,171,151	(2)	12,785	12,750	Internal model, third-party inputs	5.04%	1.67
GNMA interest-only(3)	51,952	(2)	372	396	Internal model, third-party inputs	5.02%	3.41
Agency securities(1)	45		46	46	Internal model, third-party inputs	2.78%	1.8
Equity securities(3)	N/A		662	646	Observable market prices	N/A	N/A
Provision for current expected credit reserves	N/A		(20)	(20)	(5)	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	4,032,515		4,003,793	3,956,081	Discounted Cash Flow(5)	6.06%	1.49
Mortgage loan receivables held for sale	37,950		35,850	36,121	Internal model, third-party inputs(6)	4.91%	8.83
FHLB stock(7)	11,835		11,835	11,835	(7)	3.00%	N/A

Liabilities:
Repurchase agreements - short-term	648,323		648,323	648,323	Discounted Cash Flow(8)	1.99%	0.37
Mortgage loan financing	609,477		611,938	624,444	Discounted Cash Flow	4.93%	2.93
CLO debt	1,064,365		1,056,038	1,056,038	Discounted Cash Flow(9)	2.46%	16.43
Borrowings from the FHLB	263,000		263,000	263,198	Discounted Cash Flow	1.17%	1.46
Senior unsecured notes	1,643,794		1,626,757	1,345,816	Internal model, third-party inputs	4.66%	5.25
Nonhedge derivatives(1)(10)	59,100		N/A	281	Counterparty quotations	N/A	0.5

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $17.0 million at June 30, 2022.
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
(10)The outstanding face amount of the nonhedge derivatives represents the notional amount of the underlying contracts.

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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at June 30, 2022 and December 31, 2021 ($ in thousands):

June 30, 2022

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$612,120		$—	$—	$593,945	$593,945
CMBS interest-only(1)	1,162,364	(2)	—	—	12,270	12,270
GNMA interest-only(3)	51,952	(2)	—	—	396	396
Agency securities(1)	45		—	—	46	46
Equity securities	N/A		646	—	—	646
			$646	$—	$606,657	$607,303
Liabilities:
Nonhedge derivatives(4)	59,100		281	—	—	281
			$281	$—	$—	$281

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$4,032,515		$—	$—	$3,956,081	$3,956,081
Mortgage loan receivable held for sale(6)	37,950		—	—	36,121	36,121
CMBS(7)	9,742		—	—	9,333	9,333
CMBS interest-only(7)	8,787		—	—	481	481
FHLB stock	11,835		—	—	11,835	11,835
			$—	$—	$4,013,851	$4,013,851
Liabilities:
Repurchase agreements - short-term	648,323		$—	$—	$648,323	$648,323
Mortgage loan financing	609,477		—	—	624,444	624,444
CLO debt	1,064,365		—	—	1,056,038	1,056,038
Borrowings from the FHLB	263,000		—	—	263,198	263,198
Senior unsecured notes	1,643,794		—	—	1,345,816	1,345,816
			$—	$—	$3,937,819	$3,937,819

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
(5)Balance does not include impact of allowance for current expected credit losses of $17.0 million at June 30, 2022.
(6)A lower of cost or market adjustment was recorded as of June 30, 2022.
(7)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, are classified as held-to-maturity and reported at amortized cost.

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
(6)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, are classified as held-to-maturity and reported at amortized cost.

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
Level 3	2022	2021
Balance at January 1,	$692,864	$1,046,569
Transfer from level 2	—	—
Purchases	44,090	101,358
Sales	(4,261)	(339,238)
Paydowns/maturities	(109,804)	(106,197)
Amortization of premium/discount	(2,371)	(3,702)
Unrealized gain/(loss)	(13,759)	8,184
Realized gain/(loss) on sale	(103)	595
Balance at June 30,	$606,656	$707,569

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

June 30, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$593,945		Discounted cash flow	Yield (4)	—%	2.82%	17.73%
				Duration (years)(5)	0	1.23	11.45
CMBS interest-only(1)	12,270	(2)	Discounted cash flow	Yield (4)	—%	5.04%	15.96%
				Duration (years)(5)	0	1.67	2.29
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	396	(2)	Discounted cash flow	Yield (4)	—%	5.02%	10.00%
				Duration (years)(5)	0	3.41	8.48
				Prepayment speed (CPJ)(5)	5	17.61	35
Agency securities(1)	46		Discounted cash flow	Yield (4)	2.78%	2.78%	2.78%
				Duration (years)(5)	1.8	1.8	1.8
Total	$606,657

December 31, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$676,398		Discounted cash flow	Yield (4)	0.77%	1.51%	5.28%
				Duration (years)(5)	0	1.93	8.39
CMBS interest-only(1)	15,344	(2)	Discounted cash flow	Yield (4)	—%	5.7%	9.34%
				Duration (years)(5)	0.03	1.81	2.58
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	559	(2)	Discounted cash flow	Yield (4)	—%	4.97%	10.00%
				Duration (years)(5)	0	2.72	5.56
				Prepayment speed (CPJ)(5)	5	17.41	35.00
Agency securities(1)	563		Discounted cash flow	Yield (4)	1.44%	1.58%	2.78%
				Duration (years)(5)	0	0.42	0.47
Total	$692,864

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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $0.5 million and $(0.4) million for the three and six months ended June 30, 2022 and $0.9 million and $(1.1) million for the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s net deferred tax assets (liabilities) were $(4.0) million and $(2.3) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $2.1 million and $(1.2) million for the three months ended June 30, 2022 and June 30, 2021, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $1.7 million and none for the six months ended June 30, 2022 and June 30, 2021, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of June 30, 2022, the Company had a deferred tax asset of $6.3 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of June 30, 2022, the Company had $1.3 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2022, the tax years 2018-2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company is currently under New York City audit for tax years 2012-2013. Several of the Company’s subsidiary entities are under New York State audit for tax years 2015-2018. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2022, the Company had a $0.4 million lease liability and a $0.5 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company which were reimbursable by our tenants pursuant to the terms of the net lease agreements, were $0.9 million and $2.5 million for the three and six months ended June 30, 2022 and $1.1 million and $2.3 million for the three and six months ended June 30, 2021. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Ventures

The Company has made investments in various unconsolidated ventures. Refer to Note 6, Investment in and Advances to Unconsolidated Ventures, for further details of our unconsolidated investments. The Company’s maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of June 30, 2022, the Company’s off-balance sheet arrangements consisted of $407.2 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, the Company’s off-balance sheet arrangements consisted of $390.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision makers review and manage the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The securities segment is composed of all of the Company’s activities related to commercial real estate securities, which include investments in CMBS, U.S. Agency securities, corporate bonds and equity securities. The real estate segment includes net leased properties, office buildings, student housing portfolios, hotels, industrial buildings, a shopping center and condominium units. Corporate/other includes certain of the Company’s investments in ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended June 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$61,244	$3,880	$1	$143	$65,268
Interest expense	(12,702)	(650)	(8,075)	(21,278)	(42,705)
Net interest income (expense)	48,542	3,230	(8,074)	(21,135)	22,563
(Provision for) release of loan loss reserves	1,002	—	—	—	1,002
Net interest income (expense) after provision for (release of) loan reserves	49,544	3,230	(8,074)	(21,135)	23,565

Real estate operating income	—	—	28,646	—	28,646
Sale of loans, net	(1,930)	—	—	—	(1,930)
Realized gain (loss) on securities	—	12	—	—	12
Unrealized gain (loss) on equity securities	—	(30)	—	—	(30)
Unrealized gain (loss) on Agency interest-only securities	—	(19)	—	—	(19)
Realized gain on sale of real estate, net	—	—	28,554	—	28,554
Fee and other income	2,226	18	—	101	2,345
Net result from derivative transactions	1,587	449	643	—	2,679
Earnings (loss) from investment in unconsolidated ventures	—	—	356	—	356
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	1,883	430	58,199	786	61,298

Compensation and employee benefits	—	—	—	(15,495)	(15,495)
Operating expenses	39	(50)	—	(4,640)	(4,651)
Real estate operating expenses	—	—	(9,867)	—	(9,867)
Fee expense	1	(50)	(133)	(1,304)	(1,486)
Depreciation and amortization	—	—	(7,558)	—	(7,558)
Total costs and expenses	40	(100)	(17,558)	(21,439)	(39,057)

Income tax (expense) benefit	—	—	—	(2,594)	(2,594)
Segment profit (loss)	$51,467	$3,560	$32,567	$(44,382)	$43,212

Total assets as of June 30, 2022	$4,022,685	$617,096	$793,908	$409,320	$5,843,009

Three months ended June 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$34,253	$3,216	$—	$108	$37,577
Interest expense	(13,681)	(556)	(9,944)	(21,045)	(45,226)
Net interest income (expense)	20,572	2,660	(9,944)	(20,937)	(7,649)
Provision for (release of) loan loss reserves	335	—	—	—	335
Net interest income (expense) after provision for (release of) loan reserves	20,907	2,660	(9,944)	(20,937)	(7,314)

Real estate operating income	—	—	26,558	—	26,558
Sale of loans, net	3,392	—	—	—	3,392
Realized gain (loss) on securities	—	15	—	—	15
Unrealized gain (loss) on Agency interest-only securities	—	(48)	—	—	(48)
Realized gain on sale of real estate, net	—		19,389	—	19,389
Impairment of real estate	—	—	—	—	—
Fee and other income	2,295	—	14	142	2,451
Net result from derivative transactions	(2,792)	(1,052)	—	—	(3,844)
Earnings (loss) from investment in unconsolidated ventures	78	—	159	—	237
Total other income (loss)	2,973	(1,085)	46,120	142	48,150

Salaries and employee benefits	—	—	—	(8,477)	(8,477)
Operating expenses	29	—	—	(4,245)	(4,216)
Real estate operating expenses	—	—	(6,345)	—	(6,345)
Fee expense	(944)	(61)	(1,018)	(172)	(2,195)
Depreciation and amortization	—	—	(9,440)	(24)	(9,464)
Total costs and expenses	(915)	(61)	(16,803)	(12,918)	(30,697)
Income tax (expense) benefit	—	—	—	318	318
Segment profit (loss)	$22,965	$1,514	$19,373	$(33,395)	$10,457

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

Six months ended June 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$114,361	$6,945	$2	$165	$121,473
Interest expense	(26,986)	(1,102)	(19,554)	(42,099)	(89,741)
Net interest income (expense)	87,375	5,843	(19,552)	(41,934)	31,732
(Provision for) release of loan loss reserves	128	—	—	—	128
Net interest income (expense) after provision for (release of) loan reserves	87,503	5,843	(19,552)	(41,934)	31,860

Real estate operating income	—	—	54,999	—	54,999
Sale of loans, net	(2,879)	—	—	—	(2,879)
Realized gain (loss) on securities	—	(84)	—	—	(84)
Unrealized gain (loss) on equity securities	—	(16)	—	—	(16)
Unrealized gain (loss) on Agency interest-only securities	—	(16)	—	—	(16)
Realized gain on sale of real estate, net	—	—	57,708	—	57,708
Fee and other income	5,602	34	3,704	199	9,539
Net result from derivative transactions	3,925	1,252	637	—	5,814
Earnings (loss) from investment in unconsolidated ventures	—	—	790	—	790
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	6,648	1,170	117,838	884	126,540

Compensation and employee benefits	—	—	—	(45,358)	(45,358)
Operating expenses	56	(50)	—	(10,165)	(10,159)
Real estate operating expenses	—	—	(18,859)	—	(18,859)
Fee expense	(798)	(98)	(299)	(2,279)	(3,474)
Depreciation and amortization	—	—	(16,892)	(8)	(16,900)
Total costs and expenses	(742)	(148)	(36,050)	(57,810)	(94,750)

Income tax (expense) benefit	—	—	—	(1,284)	(1,284)
Segment profit (loss)	$93,409	$6,865	$62,236	$(100,144)	$62,366

Total assets as of June 30, 2022	$4,022,685	$617,096	$793,908	$409,320	$5,843,009

Six months ended June 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$70,145	$6,450	$—	$270	76,865
Interest expense	(27,757)	(1,388)	(18,729)	(43,325)	(91,199)
Net interest income (expense)	42,388	5,061	(18,729)	(43,056)	(14,334)
Provision for (release of) loan loss reserves	4,586	—	—	—	4,586
Net interest income (expense) after provision for (release of) loan reserves	46,974	5,061	(18,729)	(43,056)	(9,748)

Real estate operating income	—	—	50,718	—	50,718
Sale of loans, net	3,392	—	—	—	3,392
Realized gain (loss) on securities	—	594	—	—	594
Unrealized gain (loss) on Agency interest-only securities	—	(68)	—	—	(68)
Realized gain on sale of real estate, net	—	—	19,389	—	19,389
Fee and other income	5,264	—	47	424	5,735
Net result from derivative transactions	251	676	—	—	927
Earnings (loss) from investment in unconsolidated ventures	218	—	455	—	673
Total other income (loss)	9,125	1,202	70,609	424	81,360

Salaries and employee benefits	—	—	—	(18,011)	(18,011)
Operating expenses	38	—	—	(8,495)	(8,457)
Real estate operating expenses	—	—	(12,555)	—	(12,555)
Fee expense	(2,252)	(111)	(1,140)	(290)	(3,793)
Depreciation and amortization	—	—	(18,950)	(50)	(19,000)
Total costs and expenses	(2,214)	(111)	(32,645)	(26,846)	(61,816)

Income tax (expense) benefit	—	—	—	1,096	1,096
Segment profit (loss)	$53,885	$6,152	$19,235	$(68,382)	$10,892

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $5.6 million and $23.2 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $11.8 million as of June 30, 2022 and December 31, 2021, and the Company’s senior unsecured notes of $1.6 billion and $1.6 billion at June 30, 2022 and December 31, 2021, respectively.

20. SUBSEQUENT EVENTS

On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings.

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization voided the remaining unused buyback capacity per the August 4, 2021 authorization and increased the remaining authorization at the time from $39.5 million to $50.0 million.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.4 billion of commercial real estate loans from our inception in October 2008 through June 30, 2022. During this timeframe, we also acquired $12.9 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.9 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through June 30, 2022, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of June 30, 2022, we had $5.8 billion in total assets and $1.5 billion of total equity. Our assets primarily included $4.0 billion of loans, $0.6 billion of securities, $0.8 billion of real estate, and $0.2 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of June 30, 2022, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder. As of June 30, 2022, we employed 58 full-time industry professionals.

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

	June 30, 2022		December 31, 2021
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,923,127	67.1%	$3,454,654	59.0%
Other commercial real estate-related loans	80,666	1.4%	99,083	1.7%
Allowance for credit losses	(16,960)	(0.3)%	(31,752)	(0.5)%
Total balance sheet loans	3,986,833	68.2%	3,521,985	60.2%
Conduit first mortgage loans	35,850	0.6%	—	—%
Total loans	4,022,683	68.8%	3,521,985	60.2%
Securities
CMBS investments	616,028	10.5%	702,178	12.0%
U.S. Agency securities investments	442	—%	1,122	—%
Equity securities	646	—%	—	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	617,096	10.5%	703,280	12.0%
Real Estate
Real estate and related lease intangibles, net	788,310	13.5%	865,694	14.8%
Real estate held for sale	—	—%	25,179	0.4%
Total real estate	788,310	13.5%	890,873	15.2%
Other Investments
Investments in and advances to unconsolidated ventures	5,599	0.1%	23,154	0.4%
Total other investments	5,599	0.1%	23,154	0.4%
Total investments	5,433,688	93.0%	5,139,292	87.9%
Cash, cash equivalents and restricted cash	282,931	4.8%	621,546	10.6%
Other assets	126,390	2.2%	90,414	1.5%
Total assets	$5,843,009	100%	$5,851,252	100%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of June 30, 2022, we held a portfolio of 150 balance sheet first mortgage loans with an aggregate book value of $3.9 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.5% at June 30, 2022.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment. As of June 30, 2022, we held a portfolio of 17 other commercial real estate-related loans with an aggregate book value of $80.7 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 65.9% at June 30, 2022.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held two conduit loans with an aggregate carrying value of $35.8 million at June 30, 2022.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of June 30, 2022, we held two conduit first mortgage loans that were available for contribution into securitizations. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 56.6% at June 30, 2022. The Company will hold these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of June 30, 2022 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of June 30, 2022, we owned 158 single tenant net leased properties with an aggregate book value of $516.1 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of June 30, 2022, our net leased properties comprised a total of 4.0 million square feet, 100% leased with an average age since construction of 17.6 years and a weighted average remaining lease term of 10.0 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses and have remained open and stable during the COVID-19 pandemic. During the three months ended June 30, 2022, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of June 30, 2022, we owned 59 diversified commercial real estate properties throughout the U.S with an aggregate book value of $281.4 million. During the three months ended June 30, 2022, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of June 30, 2022 ($ in millions):

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

As of June 30, 2022, the estimated fair value of our portfolio of CMBS investments totaled $616.0 million in 85 CUSIPs ($7.2 million average investment per CUSIP). Included in the $616.0 million of CMBS securities are $9.8 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 97.7% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of June 30, 2022:

In the future, we may invest in CMBS securities or other securities that are unrated. As of June 30, 2022, our CMBS investments had a weighted average duration of 1.2 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of June 30, 2022, by property count and market value, respectively, 62.5% and 80.8% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 5.9% and 50.4%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 7.6% by property count and 0.1% to 10.2% by market value.

Other Investments

Unconsolidated Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of June 30, 2022, Grace Lake LLC owned an office building campus with a carrying value of $51.2 million, which is net of accumulated depreciation of $43.7 million, that is financed by $57.4 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of June 30, 2022, the book value of our investment in Grace Lake LLC was $5.6 million.

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

Unsecured Corporate Bonds

As of June 30, 2022, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of June 30, 2022.

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

As of June 30, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $8.3 million were included in CLO debt as of June 30, 2022. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of June 30, 2022, the Company had $459.1 million of borrowings outstanding, with an additional $0.8 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2022, the Company had $10.0 million borrowings outstanding, with an additional $595.9 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended June 30, 2022, we executed no long term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 3.75% to 6.16%, mature between 2022-2031 and total $611.9 million as of June 30, 2022. These long-term non-recourse mortgages include net unamortized premiums of $2.7 million at June 30, 2022, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.3 million of premium amortization, which decreased interest expense, for the six months ended June 30, 2022. The loans are collateralized by real estate and related lease intangibles, net, of $706.1 million as of June 30, 2022.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of February 2025. The interest rate is one-month LIBOR plus 3.00% on Eurodollar advances. As of June 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of June 30, 2022, Tuebor had $263.0 million of borrowings outstanding from the FHLB, with terms of 0.2 years to 2.3 years, interest rates of 1.50% to 2.74%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of June 30, 2022, collateral for the borrowings was comprised of $257.0 million of CMBS and U.S. Agency securities, and $41.2 million of cash collateral.

Secured Financing Facility

On May 12, 2022, the Company repaid the remaining borrowings outstanding and fully paid all remaining minimum interest payments. As of June 30, 2022, the Company no longer had any exposure to the Secured Financing Facility.

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

We are in compliance with all covenants as described in this Quarterly Report as of June 30, 2022.

Results of Operations

A discussion regarding our results of operations for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 and for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is presented below. We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under the recently amended SEC disclosure guidelines. We believe this comparative period analysis shows our results in a more meaningful manner given that our business does not experience seasonality.

Three months ended June 30, 2022 compared to the three months ended March 31, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three months ended
	June 30, 2022	March 31, 2022	Difference
Net interest income
Interest income	$65,268	$56,205	$9,063
Interest expense	42,705	47,035	(4,330)
Net interest income	22,563	9,170	13,393
Provision for (release of) loan loss reserves, net	(1,002)	874	(1,876)
Net interest income (expense) after provision for (release of) loan losses	23,565	8,296	15,269
Other income (loss)
Real estate operating income	28,646	26,354	2,292
Sale of loans, net	(1,930)	(949)	(981)
Realized gain (loss) on securities	12	(96)	108
Unrealized gain (loss) on equity securities	(30)	14	(44)
Unrealized gain (loss) on Agency interest-only securities	(19)	3	(22)
Realized gain (loss) on sale of real estate, net	28,554	29,154	(600)
Fee and other income	2,345	7,194	(4,849)
Net result from derivative transactions	2,679	3,135	(456)
Earnings (loss) from investment in unconsolidated ventures	356	434	(78)
Gain (loss) on extinguishment of debt	685	—	685
Total other income (loss)	61,298	65,243	(3,945)
Costs and expenses
Compensation and employee benefits	15,495	29,864	(14,369)
Operating expenses	4,651	5,508	(857)
Real estate operating expenses	9,867	8,992	875
Fee expense	1,486	1,988	(502)
Depreciation and amortization	7,558	9,342	(1,784)
Total costs and expenses	39,057	55,694	(16,637)
Income (loss) before taxes	45,806	17,845	27,961
Income tax expense (benefit)	2,594	(1,309)	3,903
Net income (loss)	43,212	19,154	24,058
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(8,164)	(122)	(8,042)
Net income (loss) attributable to Class A common shareholders	$35,048	$19,032	$16,016

Investment Overview

Activity for the three months ended June 30, 2022 included originating and funding $362.3 million in principal value of commercial mortgage loans, which was partially offset by $200.2 million of principal repayments and $22.6 million of proceeds from sales of loans. We acquired $15.4 million of new securities, which was offset by $0.4 million of sales and $52.6 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $45.8 million during the three months ended June 30, 2022. We sold real estate and received proceeds from the sale of real estate of $84.2 million as a result of the sale of a venture investment.

Activity for the three months ended March 31, 2022 included originating and funding $703.4 million in principal value of commercial mortgage loans, which was partially offset by $349.9 million of principal repayments. We acquired $29.8 million of new securities, which was partially offset by $4.3 million of sales and $57.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $40.3 million during the three months ended March 31, 2022. We acquired, via change in control, a previously held interest in a non-controlling equity investment of $15.4 million of real estate and received proceeds from the sale of real estate of $79.4 million as a result of the sale of two investments.

Net Interest Income

The $9.1 million increase in interest income was primarily attributable to an increase in our loan portfolio as a result of an increase in net originations and an increase in prevailing rates. For the three months ended June 30, 2022, the amortized cost of securities investments averaged $708.4 million and the amortized cost of loan investments averaged $4.0 billion. For the three months ended March 31, 2022, securities investments averaged $732.4 million and loan investments averaged $3.8 billion. There was a $24.0 million decrease in average securities investments, and a $237.7 million increase in average loan investments.

The $4.3 million decrease in interest expense is primarily related to the payoff of the Secured Financing Facility during the quarter partially offset by increases in interest expense as a result of rising prevailing interest rates.

The increase in net interest income before provision for loan losses of $13.4 million is explained in the paragraphs above.

As of June 30, 2022, the weighted average yield on our mortgage loan receivables was 6.1%, compared to 5.4% as of March 31, 2022. The weighted average yield increased as a result of increases in the prevailing rates. As of June 30, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.0%, compared to 2.7% as of March 31, 2022. The increase in the rate on borrowings against our mortgage loan receivables from March 31, 2022 to June 30, 2022 was primarily due to rate increases in prevailing rates. As of June 30, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 37.7% of the carrying value of our mortgage loan receivables, compared to 40.7% as of March 31, 2022.

As of June 30, 2022, the weighted average yield on our real estate securities was 2.9%, compared to 2.0% as of March 31, 2022. As of June 30, 2022, the weighted average interest rate on borrowings against our real estate securities was 2.0%, compared to 1.0% as of March 31, 2022. The increase in the rate on borrowings against our real estate securities from March 31, 2022 to June 30, 2022 was primarily due to higher prevailing market borrowing rates as of June 30, 2022 compared to March 31, 2022. As of June 30, 2022, we had outstanding borrowings secured by our real estate securities equal to 73.3% of the carrying value of our real estate securities, compared to 73.2% as of March 31, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2022, and March 31, 2022 the weighted average interest rate on mortgage borrowings against our real estate was 4.9%. As of June 30, 2022, we had outstanding borrowings secured by our real estate equal to 77.6% of the carrying value of our real estate, compared to 76.5% as of March 31, 2022.

Provision for (release of) Loan Loss Reserves

The net release of provision for the three months ended June 30, 2022 was $1.0 million consisting of a recovery of an asset-specific provision of $3.1 million partially offset by an increase in the general reserve of loans held for investment of $2.1 million. The increase in general reserve was primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic scenarios.

The provision for the three months ended March 31, 2022 was $0.9 million as a result primarily of an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic scenarios. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $2.3 million in real estate operating income was primarily attributable to an increase in operations partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended June 30, 2022, we sold one conduit loan at a net realized immaterial loss. We did not transfer any balance sheet mortgage loans or conduit loans and recorded $1.9 million of unrealized losses on loans related to lower of cost or market adjustments. During the three months ended March 31, 2022, we did not sell or transfer any balance sheet mortgage loans or conduit loans. During the three months ended March 31, 2022, we recorded $0.9 million unrealized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $(0.6) million in realized gain (loss) on the sale of real estate for the three months ended June 30, 2022. The decrease was primarily as a result of the sale of two apartment properties for a realized gain of $28.6 million for the three months ended June 30, 2022 compared to the realized gain (loss) of $29.2 million for the three months ended March 31, 2022 that was a result of the sale of one office property for a realized gain of $14.5 million and one warehouse property for a realized gain of $14.6 million.

Fee and Other Income

We generated fee income from exit fees and other fees on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $4.8 million decrease in fee and other income was primarily due to decreases in exit fees and defeasance cost reimbursements as a result of our real estate sales.

Net Result from Derivative Transactions

Net result from derivative transactions of $2.7 million is composed of a realized gain of $3.1 million and an unrealized loss of $0.4 million for the three months ended June 30, 2022, compared to a net gain of $3.1 million for the three months ended March 31, 2022, which was comprised of a realized gain of $3.3 million and an unrealized loss of $0.2 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of treasury rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gains in 2022 were primarily related to movement in interest rates during the three months ended June 30, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $0.4 million for the three months ended June 30, 2022 and March 31, 2022. See Note 6, Investment in and Advances to Unconsolidated Ventures, for further detail. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $0.7 million for the three months ended June 30, 2022. During the three months ended June 30, 2022, the Company retired: (1) $4.0 million of principal of the 2025 Notes for a repurchase price of $3.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(23) thousand of unamortized debt issuance costs associated with the retired debt, (2) $1.0 million of principal of the 2027 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(9) thousand of unamortized debt issuance costs associated with the retired debt and (3) $1.0 million of principal of the 2029 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(14) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment of debt for the three months ended March 31, 2022.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $(14.4) million in compensation expense was primarily attributable to the timing of the payment of annual equity based compensation, which included a portion of contractually-provided immediate vesting for certain members of management, during the three months ended March 31, 2022.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The decrease during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 of $(0.9) million was primarily related to a decrease in professional fees.

Real Estate Operating Expenses

The increase during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 of $0.9 million in real estate operating expense is primarily the result of increases in expenses at our hotel properties.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 of $(0.5) million was primarily attributable to a decrease in legal fees and a decrease in other professional fees.

Depreciation and Amortization

The $(1.8) million decrease during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 of $3.9 million is primarily a result of increases in forecasted GAAP income in our TRSs.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Six months ended
	June 30, 2022	June 30, 2021	Difference
Net interest income
Interest income	$121,473	$76,865	$44,608
Interest expense	89,741	91,199	(1,458)
Net interest income	31,732	(14,334)	46,066
Provision for (release of) loan loss reserves, net	(128)	(4,586)	4,458
Net interest income (expense) after provision for (release of) loan losses	31,860	(9,748)	41,608
Other income (loss)
Real estate operating income	54,999	50,718	4,281
Sale of loans, net	(2,879)	3,392	(6,271)
Realized gain (loss) on securities	(84)	594	(678)
Unrealized gain (loss) on equity securities	(16)	—	(16)
Unrealized gain (loss) on Agency interest-only securities	(16)	(68)	52
Realized gain (loss) on sale of real estate, net	57,708	19,389	38,319
Fee and other income	9,539	5,735	3,804
Net result from derivative transactions	5,814	927	4,887
Earnings (loss) from investment in unconsolidated ventures	790	673	117
Gain (loss) on extinguishment of debt	685	—	685
Total other income (loss)	126,540	81,360	45,180
Costs and expenses
Compensation and employee benefits	45,358	18,011	27,347
Operating expenses	10,159	8,457	1,702
Real estate operating expenses	18,859	12,555	6,304
Fee expense	3,474	3,793	(319)
Depreciation and amortization	16,900	19,000	(2,100)
Total costs and expenses	94,750	61,816	32,934
Income (loss) before taxes	63,650	9,796	53,854
Income tax expense (benefit)	1,284	(1,096)	2,380
Net income (loss)	$62,366	$10,892	$51,474
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(8,286)	(403)	(7,883)
Net income (loss) attributable to Class A common shareholders	$54,080	$10,489	$43,591

Investment Overview

Activity for the six months ended June 30, 2022 included originating and funding $1.1 billion in principal value of commercial mortgage loans, which was offset by $0.6 billion of principal repayments and $22.5 million of proceeds of sales of loans. We acquired $45.2 million of new securities, which was offset by $4.7 million of sales and $110.4 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $86.2 million during the six months ended June 30, 2022. We acquired $15.4 million in real estate and received proceeds from the sale of real estate of $163.6 million as a result of the sale of four investments.

Activity for the six months ended June 30, 2021 included originating and funding $872.1 million in principal value of commercial mortgage loans, which was offset by $97.6 million of sales and $533.0 million of principal repayments. We acquired $101.4 million of new securities, which was offset by $339.2 million of sales and $106.3 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $339.1 million during the six months ended June 30, 2021. We also invested $43.8 million in real estate, which included $43.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $82.5 million.

Net Interest Income

The $44.6 million increase in interest income was primarily attributable to an increase in net originations from our balance sheet first mortgage loans and increases in prevailing rate benchmarks. For the six months ended June 30, 2022, the amortized cost of securities investments averaged $719.1 million and the amortized cost of loan investments averaged $3.9 billion. For the six months ended June 30, 2021, securities investments averaged $773.4 million and loan investments averaged $2.2 billion. There was a $54.3 million decrease in average securities, and a $1.7 billion increase in average loan investments.

The $1.5 million decrease in interest expense is primarily related to paydowns of the Company’s corporate revolver, Secured Financing Facility and securities repurchase facilities, partially offset by increases in loan repurchase facility interest expense as a result of a higher outstanding balance and an increase in interest expense as a result of the July and December CLO debt issuances.

The increase in net interest income before provision for loan losses of $46.1 million is explained in the paragraphs above.

As of June 30, 2022, the weighted average yield on our mortgage loan receivables was 6.1%, compared to 5.8% as of June 30, 2021 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of June 30, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 3.0%, compared to 5.6% as of June 30, 2021. The decrease in the rate on borrowings against our mortgage loan receivables from June 30, 2021 to June 30, 2022 was primarily due to the payoff of the Secured Financing Facility and the utilization of new sources of financing at lower borrowing rates obtained and held during the twelve months ended June 30, 2022. As of June 30, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 37.7% of the carrying value of our mortgage loan receivables, compared to 21.1% as of June 30, 2021.

As of June 30, 2022, the weighted average yield on our real estate securities was 2.9%, compared to 1.7% as of June 30, 2021. As of June 30, 2022, the weighted average interest rate on borrowings against our real estate securities was 2.0%, compared to 0.9% as of June 30, 2021. The increase in the rate on borrowings against our real estate securities from June 30, 2021 to June 30, 2022 was primarily due to higher prevailing market borrowing rates as of June 30, 2022 compared to June 30, 2021. As of June 30, 2022, we had outstanding borrowings secured by our real estate securities equal to 73.3% of the carrying value of our real estate securities, compared to 82.8% as of June 30, 2021.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of June 30, 2022, the weighted average interest rate on mortgage borrowings against our real estate was 4.9%, compared to 4.8% as of June 30, 2021. As of June 30, 2022, we had outstanding borrowings secured by our real estate equal to 77.6% of the carrying value of our real estate, compared to 78.7% as of June 30, 2021.

Provision for (release of) Loan Loss Reserves

The net release of provision for the six months ended June 30, 2022 was $0.1 million. The release represents a $3.1 million recovery of provision offset by an increase in the general reserve of loans held for investment of $2.7 million and an increase related to unfunded loan commitments of $0.3 million. The increase in provision associated with the general reserve during the six months ended June 30, 2022 is primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic scenarios.

The release of provision for the six months ended June 30, 2021 was $4.6 million. The release represents a decline in the general reserve of loans held for investment of $4.5 million and the release on unfunded loan commitments of $0.1 million. The release during the six months ended was primarily due to an improvement in macroeconomic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $4.3 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19 and additions to our real estate portfolio, partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the six months ended June 30, 2022, we sold one conduit loan for realized loss of $0.9 million and recorded $2.0 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the six months ended June 30, 2021, we sold/transferred three loans with an aggregate outstanding principal balance of $94.2 million resulting in a gain of $3.4 million. During the six months ended June 30, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the six months ended June 30, 2022 was $0.1 million compared to a realized gain of $0.6 million for June 30, 2021, which resulted in a net negative change of $0.7 million. For the six months ended June 30, 2022, we sold $4.2 million of CMBS securities and $0.5 million of equity securities . For the six months ended June 30, 2021, we sold $339.2 million of securities, comprised of $333.3 million of CMBS and $5.9 million of Agency securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $38.3 million in realized gain (loss) on the sale of real estate. The increase was a result of the sale of one office property for a realized gain of $14.5 million, one warehouse property for a realized gain of $14.6 million, one apartment property for a realized gain of $5.3 million, and one apartment property for a realized gain of $23.3 million, which resulted in an aggregate $57.7 million realized gain for the six months ended June 30, 2022. We had one retail property sale which resulted in a gain of $19.4 million for the six months ended June 30, 2021.

Fee and Other Income

We generated fee income from exit fees and other fees on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $3.8 million increase in fee and other income primarily due to a increase in exit fees and defeasance cost reimbursements as a result of our real estate sales, offset by a decrease in dividend income.

Net Result from Derivative Transactions

Net result from derivative transactions of $5.8 million is composed of a realized gain of $6.4 million and an unrealized loss of $0.6 million for the six months ended June 30, 2022, compared to a net gain of $0.9 million for the six months ended June 30, 2021, which was comprised of a realized gain of $1.6 million and a $0.7 million unrealized loss resulting in a positive change of $4.9 million. The hedge positions were related to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of treasury rate futures that we employed in an effort to hedge the interest rate risk on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2022 was primarily related to movement in interest rates during the six months ended June 30, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $0.8 million, and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. There were no earnings (loss) from our investment in 24 Second Avenue for the six months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2021. Refer to Note 6, Investment in and Advances to Unconsolidated Ventures, for further detail.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $0.7 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company retired: (1) $4.0 million of principal of the 2025 Notes for a repurchase price of $3.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(23) thousand of unamortized debt issuance costs associated with the retired debt, (2) $1.0 million of principal of the 2027 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(9) thousand of unamortized debt issuance costs associated with the retired debt and (3) $1.0 million of principal of the 2029 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(14) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment of debt for the six months ended June 30, 2021.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $27.3 million in compensation expense was primarily attributable to the timing of employee stock based compensation that was granted and vested in December 2020 and therefore not during the six months ended June 30, 2021. This resulted in a higher total compensation expense during six months ended June 30, 2022, which included a portion of contractually-provided immediate vesting for certain members of management, compared to six months ended June 30, 2021 that had fewer vestings given the timing of the 2020 compensation.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase during the six months ended ended June 30, 2022 as compared to June 30, 2021 of $1.7 million was primarily related to a increase in professional fees.

Real Estate Operating Expenses

The increase during the six months ended June 30, 2022 as compared to June 30, 2021 of $6.3 million in real estate operating expense is primarily the result of increases in expenses related to the foreclosure of and acquisition of assets and an increase in hotel operations partially offset by real estate sales.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease during the six months ended June 30, 2022 as compared to June 30, 2021 of $0.3 million was primarily attributable to an increase in servicing fees driven by an increase in the loan portfolio and an increase in other professional fees.

Depreciation and Amortization

The $2.1 million decrease during the six months ended June 30, 2022 as compared to June 30, 2021 in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each period.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease during the six months ended June 30, 2022 as compared to June 30, 2021 in benefit of $2.4 million is primarily a result of increases in forecasted GAAP income in our TRSs.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $282.9 million at June 30, 2022, of which $217.4 million was unrestricted cash and cash equivalents and $65.6 million was restricted cash. We held cash and cash equivalents of $548.7 million and restricted cash of $72.8 million as of December 31, 2021. As the COVID-19 crisis evolved in 2020, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. The additional liquidity was redeployed into new investments in 2021 and during the first six months of 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$13,947	$(9,748)
Net cash provided by (used in) investing activities	(253,006)	310,302
Net cash provided by (used in) financing activities	(99,556)	(299,151)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(338,615)	$1,403

Six months ended June 30, 2022

We experienced a net decrease in cash, cash equivalents and restricted cash of $(338.6) million for the six months ended June 30, 2022 reflecting cash used in operating activities of $13.9 million, cash used by investing activities of $(253.0) million and cash used in financing activities of $(99.6) million.

Net cash provided by operating activities of $13.9 million was primarily driven by $22.5 million in proceeds from sale of loans and increases in net interest income and increases in net operating income on our real estate portfolio partially offset by $(61.3) million of originations of mortgage loans held for sale.

Net cash used in investing activities of $(253.0) million was driven by usage of $(1.0) billion of origination of mortgage loans held for investment and $(45.2) million in purchases of real estate securities. These uses were partially offset by $525.0 million of repayment from mortgage loan receivables, $163.6 million proceeds from the sale of real estate, $102.2 million in repayments on securities, and $4.7 million of proceeds from sale of real estate securities.

Net cash used in financing activities of $(99.6) million was primarily as a result of net repayments of borrowings of $(23.4) million, $(51.1) million of dividend payments, $(11.3) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(7.6) million of capital distributed to noncontrolling interests in consolidated ventures, $(4.7) million purchase of treasury stock, and $(1.7) million in deferred financing costs.

Six months ended June 30, 2021

We experienced a net increase in cash, cash equivalents and restricted cash of $1.4 million for the six months ended June 30, 2021 reflecting cash used in operating activities of $(9.7) million, cash provided by investing activities of $310.3 million and cash used in finance activities of $(299.2) million.

Net cash used in operating activities of $(9.7) million was primarily driven by $(76.4) million of originations of mortgage loans held for sale and net outflow as a result of negative net interest income, partially offset by $51.1 million of proceeds from sales of mortgage loans held for sale.

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

Unencumbered Assets

As of June 30, 2022, we held unencumbered cash of $217.4 million, unencumbered loans of $2.0 billion, unencumbered securities of $151.2 million, unencumbered real estate of $82.2 million and $355.5 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2021, we held unencumbered cash of $0.5 billion, unencumbered loans of $1.7 billion, unencumbered securities of $150.9 million, unencumbered real estate of $85.9 million and $358.5 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of June 30, 2022 are set forth in the table below ($ in thousands):

June 30, 2022
Committed loan repurchase facilities	$459,108
Committed securities repurchase facility	9,982
Uncommitted securities repurchase facilities	179,233
Total repurchase facilities	648,323
Revolving credit facility	—
Mortgage loan financing(1)	611,938
CLO debt(2)	1,056,038
Borrowings from the FHLB	263,000
Senior unsecured notes(3)	1,626,758
Total debt obligations, net	$4,206,057

(1)Presented net of unamortized debt issuance costs of $0.2 million as of June 30, 2022.
(2)Presented net of unamortized debt issuance costs of $8.3 million as of June 30, 2022.
(3)Presented net of unamortized debt issuance costs of $17.0 million as of June 30, 2022.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of June 30, 2022 and December 31, 2021. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of June 30, 2022, the Company had $459.1 million of borrowings outstanding, with an additional $0.8 billion of committed financing available. As of December 31, 2021, the Company had $184.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of June 30, 2022.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $400.0 million of credit capacity, or more depending on our utilization of a loan repurchase facility with the same lender. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of June 30, 2022, the Company had $10.0 million borrowings outstanding, with an additional $595.9 million of committed financing available. As of December 31, 2021, the Company had $44.1 million borrowings outstanding, with an additional $818.7 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving credit facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $266.4 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a current maturity date of February 11, 2023, which may be extended by three 12-month periods subject to the satisfaction of customary conditions, including the absence of default. The Interest on the Revolving Credit Facility is one-month LIBOR plus 3.00% per annum payable monthly in arrears. There were no outstanding draws on the facility as of June 30, 2022 and December 31, 2021.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the six months ended ended June 30, 2022, we did not execute any term debt agreement to finance real estate. These non-recourse debt agreements provide for fixed rate financing at rates ranging from 3.75% to 6.16%, with anticipated maturity dates between 2022-2031 and an average term of 2.9 years as of June 30, 2022. These loans have carrying amounts of $611.9 million and $693.8 million, net of unamortized premiums of $2.7 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.3 million and $0.7 million of premium amortization, which decreased interest expense for the three and six months ended June 30, 2022, and June 30, 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $706.1 million and $805.0 million as of June 30, 2022 and December 31, 2021, respectively.

Secured Financing Facility

On May 12, 2022, the Company repaid the remaining borrowings outstanding and fully paid all remaining minimum interest payments. As of June 30, 2022, the Company no longer had any exposure to the Secured Financing Facility.

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

As of June 30, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $8.3 million were included in CLO debt as of June 30, 2022.

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

As of June 30, 2022, Tuebor had $263.0 million of borrowings outstanding, with terms of 0.2 years to 2.30 years (with a weighted average of 1.5 year), interest rates of 1.50% to 2.74% (with a weighted average of 1.89%), and advance rates of 71.7% to 95.7% on eligible collateral. As of June 30, 2022, collateral for the borrowings was comprised of $257.0 million of CMBS and U.S. Agency securities and $41.2 million of cash.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.2 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at June 30, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of June 30, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

As of December 31, 2021, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of the 2025 Notes and $651.8 million in aggregate principal amount of the 2027 Notes and $650.0 million in aggregate principal amount of the 2029 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of June 30, 2022 and 2021. The Notes are presented net of unamortized debt issuance costs of $17.0 million and $18.7 million as of June 30, 2022 and December 31, 2021, respectively.

2025 Notes

On September 25, 2017, LCFH issued $400.0 million in aggregate principal amount of 5.250% senior notes due October 1, 2025 (the “2025 Notes”). The 2025 Notes require interest payments semi-annually in cash in arrears on April 1 and October 1 of each year, beginning on April 1, 2018. The 2025 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2025 Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 15 nor more than 60 days’ notice, at a redemption price as specified in the indenture governing the 2025 Notes, plus accrued and unpaid interest, if any, to the redemption date. On May 2, 2018, the board of the directors authorized the Company to repurchase any or all of the 2025 Notes from time to time without further approval. During the six months ended June 30, 2022, the Company repurchased $4.0 million of the 2025 Notes and recognized a gain of $0.3 million on extinguishment of debt. As of June 30, 2022, the remaining $344.0 million in aggregate principal amount of the 2025 Notes is due October 1, 2025.

2027 Notes

On January 30, 2020, LCFH issued $750.0 million in aggregate principal amount of 4.25% senior notes due February 1, 2027. The 2027 Notes require interest payments semi-annually in cash in arrears on August 1 and February 1 of each year, beginning on August 1, 2020. The 2027 Notes are unsecured and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the 2027 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after February 1, 2023, the Company may redeem the 2027 Notes in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2027 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used to repay secured indebtedness. On February 26, 2020, the board of the directors authorized the Company to repurchase any or all of the 2027 Notes from time to time without further approval. During the six months ended June 30, 2022, the Company repurchased $1.0 million of the 2027 Notes and recognized a gain of $0.2 million on extinguishment of debt. As of June 30, 2022, the remaining $650.8 million in aggregate principal amount of the 2027 Notes is due February 1, 2027.

2029 Notes

On June 23, 2021, LCFH issued $650.0 million in aggregate principal amount of 4.75% senior notes due June 15, 2029. The 2029 Notes require interest payments semi-annually in cash in arrears on June 15 and December 15 of each year, beginning December 15, 2021. The 2029 Notes are unsecured and are subject to an unencumbered asset to unsecured debt covenant. The Company may redeem the 2029 Notes, in whole, at any time, or from time to time, prior to their stated maturity. At any time on or after June 15, 2024, the Company may redeem the 2029 Notes in whole or in part, upon not less than 10 nor more than 60 days’ notice, at a redemption price defined in the indenture governing the 2029 Notes, plus accrued and unpaid interest, if any, to the redemption date. Net proceeds of the offering were used for general corporate purposes, including funding the Company’s pipeline of new loans, investments in its core business lines and repayment of indebtedness. On June 24, 2021, the board of the directors authorized the Company to repurchase any or all of the 2029 Notes from time to time without further approval. During the six months ended June 30, 2022, the Company repurchased $1.0 million of the 2029 Notes and recognized a gain of $0.2 million on extinguishment of debt. As of June 30, 2022, the remaining $649.0 million in aggregate principal amount of the 2029 Notes is due June 15, 2029.

Stock Repurchases

On August, 4, 2021, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining authorization per the October 30, 2014 authorization of $35.0 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of June 30, 2022, the Company has a remaining amount available for repurchase of $39.5 million, which represents 3.0% in the aggregate of its outstanding Class A common stock, based on the closing price of $10.54 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the six months ended June 30, 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Repurchases paid	455,000	(4,655)
Authorizations remaining as of June 30, 2022		$39,467
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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $525.0 million for the six months ended June 30, 2022 and $603.1 million for the six months ended June 30, 2021. Repayment of real estate securities provided net cash of $102.2 million for the six months ended June 30, 2022, and $106.3 million for the six months ended June 30, 2021.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $22.5 million of proceeds from sales of mortgage loans for the six months ended June 30, 2022, and $97.6 million of proceeds from sales of mortgage loans for the six months ended June 30, 2021.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $4.7 million for the six months ended June 30, 2022, and $339.2 million for the six months ended June 30, 2021.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $163.6 million for the six months ended June 30, 2022, and $82.5 million for the six months ended June 30, 2021.

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

Contractual obligations and commitments

Contractual obligations as of June 30, 2022 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$292,394	$838,159	$204,473	$185,773	$1,520,799
Senior unsecured notes	—	—	343,956	1,299,838	1,643,794
Interest payable(3)	120,343	189,771	156,672	68,591	535,377
Other funding obligations(4)	78,646	157,740	22,900	5,735	265,021
Operating lease obligations	530	—	—	—	530
Total	$491,913	$1,185,670	$728,001	$1,559,937	$3,965,521

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)    Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $8.3 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of June 30, 2022 to determine the future interest payment obligations.
(4)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of June 30, 2022. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date.

The table above does not include amounts due under our derivative agreements as those contracts do not have fixed and determinable payments. Our contractual obligations will be refinanced and/or repaid from earnings as well as amortization and sales of our liquid collateral. We have made investments in various unconsolidated ventures of which our maximum exposure to loss from these investments is limited to the carrying value of our investments. Refer to Note 6 - Investments in and advances made on unconsolidated ventures for further detail.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of June 30, 2022, our off-balance sheet arrangements consisted of $407.2 million of unfunded commitments of mortgage loan receivables held for investment, 52% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, our off-balance sheet arrangements consisted of $390.1 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise underwritten at loan origination, and the timing and amounts of our future funding commitments are likely to be slower and possibly diminished by our clients’ changing business plans to adapt to market conditions.

LIBOR Transition

Specifically, we have implemented or are in the process of implementing fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of June 30, 2022, 77.2% and 22.8% of our floating rate loans earn interest at a rate indexed to LIBOR and Term SOFR, respectively; and 73.5% and 26.5% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

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

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. The provision for (release of) loan losses for the three months ended June 30, 2022 and March 31, 2022 was $(1.0) million and $0.9 million, respectively. The provision for (release of) loan losses for the six months ended June 30, 2022 and June 30, 2021 was $(0.1) million and $(4.6) million, respectively.

During the six months ended June 30, 2022, there was a write off of reserve of $14.4 million and a recovery of $3.1 million after the repayment of a loan that was on non-accrual status. The allowance for loan losses at June 30, 2022 and December 31, 2021 was $17.7 million and $32.2 million, respectively. The allowance includes $0.7 million and $0.4 million of reserves for unfunded commitments. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

There was no property classified as held for sale at June 30, 2022, and we had one property classified as held for sale at December 31, 2021. We did not record any impairments of real estate for the six months ended June 30, 2022 or June 30, 2021.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of June 30, 2022 and December 31, 2021, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

We define distributable earnings as income before taxes adjusted for: (i) real estate depreciation and amortization; (ii) the impact of derivative gains and losses related to the hedging of assets on our balance sheet as of the end of the specified accounting period; (iii) unrealized gains/(losses) related to our investments in fair value securities and passive interest in unconsolidated ventures; (iv) economic gains on loan sales not recognized under GAAP accounting for which risk has substantially transferred during the period and the exclusion of resultant GAAP recognition of the related economics during the subsequent periods; (v) unrealized provision for loan losses and unrealized real estate impairment; (vi) realized provisions for loan losses and realized real estate impairment; (vii) non-cash stock-based compensation; and (viii) certain transactional items. For the purpose of computing distributable earnings, management recognizes loan and real estate losses as being realized generally in the period in which the asset is sold or the Company determines a decline in value to be non-recoverable and the loss to be nearly certain.

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

	Three Months Ended
	June 30,	March 31,
	2022	2022
Income (loss) before taxes	$45,806	$17,845
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	(8,164)	(122)
Our share of real estate depreciation, amortization and gain adjustments (1)	1,099	(6,447)
Adjustments for unrecognized derivative results (2)	(979)	(2,453)
Unrealized (gain) loss on fair value securities	49	(17)
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	152	1,434
Adjustment for impairment (3)	2,103	874
Non-cash stock-based compensation	3,637	20,412
Distributable earnings	$43,703	$31,526

(1) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Three Months Ended
		June 30,	March 31,
		2022	2022
	Total GAAP depreciation and amortization	$7,558	$9,342
	Less: Depreciation and amortization related to non-rental property fixed assets	—	(8)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated ventures	(591)	(301)
	Our share of real estate depreciation and amortization	6,967	9,033
	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(7,018)	(15,036)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization on real estate sold	1,587	—
	Our share of accumulated depreciation and amortization on real estate sold (a)	(5,431)	(15,036)
	Less: Operating lease income on above/below market lease intangible amortization	(437)	(444)
	Our share of real estate depreciation, amortization and gain adjustments	$1,099	$(6,447)

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
		Three Months Ended
		June 30,	March 31,
		2022	2022
	GAAP realized gain (loss) on sale of real estate, net	$28,554	$29,154
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(21,536)	(14,118)
	Accumulated depreciation and amortization on real estate sold	$7,018	$15,036

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):
		Three Months Ended
		June 30,	March 31,
		2022	2022
	Net results from derivative transactions	$(2,679)	$(3,135)
	Hedging interest expense	(516)	(336)
	Hedging realized result	2,216	1,018
	Adjustments for unrecognized derivative results	$(979)	$(2,453)

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

The following table summarizes the change in net income for a 12-month period commencing June 30, 2022 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on June 30, 2022, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(24,719)	$4,235
Increase by 1.00%	26,342	(4,214)

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

The continuing COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in property renovations currently planned or underway. These negative conditions, which are in various stages of subsiding, may occur again in the future as a result of COVID-19 variants and the governmental responses thereto, and impair borrowers’ ability to pay principal and interest due under our loan agreements. We maintain robust asset management relationships with our borrowers and have utilized these relationships to address the ongoing impacts of the COVID-19 pandemic on our loans. Our portfolio’s low weighted-average loan-to-value of 67.4% as of June 30, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of June 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2022 to the risk factors in Item 1A in our Annual Report.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) the Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: July 29, 2022	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: July 29, 2022	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer