Form 10-Q
period 2022-09-30
Ladder Capital Corp
filed 2022-10-31
CIK 1577670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2022
Class A common stock, $0.001 par value	126,564,349
Class B common stock, $0.001 par value	—

2

LADDER CAPITAL CORP

FORM 10-Q
September 30, 2022

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
•the persistence of the COVID-19 pandemic, labor shortages, supply chain imbalances, continuing military actions between Russia and Ukraine, inflation, and the potential for a global economic recession;
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
•changes in interest rates and the market value of our assets and the related impacts on our borrowers;
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
•our compliance with and the impact of and changes in laws, governmental regulations, tax laws and rates, accounting guidance and similar matters;
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

Ladder Capital Corp
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2022(1)	December 31, 2021(1)
	(Unaudited)
Assets
Cash and cash equivalents	$328,440	$548,744
Restricted cash	28,739	72,802
Mortgage loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	4,019,297	3,553,737
Allowance for credit losses	(18,474)	(31,752)
Mortgage loan receivables held for sale	27,818	—
Securities	610,545	703,280
Real estate and related lease intangibles, net	769,935	865,694
Real estate held for sale	7,402	25,179
Investments in and advances to unconsolidated ventures	6,006	23,154
Derivative instruments	2,075	402
Accrued interest receivable	20,344	13,645
Other assets	67,845	76,367
Total assets	$5,869,972	$5,851,252
Liabilities and Equity
Liabilities
Debt obligations, net	$4,237,886	$4,219,703
Dividends payable	31,432	27,591
Accrued expenses	50,003	40,249
Other liabilities	47,032	50,090
Total liabilities	4,366,353	4,337,633
Commitments and contingencies (Note 18)	—	—
Equity
Class A common stock, par value $0.001 per share, 600,000,000 shares authorized; 128,027,478 and 126,852,765 shares issued and 126,564,349 and 125,452,568 shares outstanding	127	126
Additional paid-in capital	1,823,036	1,795,249
Treasury stock, 1,463,129 and 1,400,197 shares, at cost, respectively	(94,960)	(76,324)
Retained earnings (dividends in excess of earnings)	(207,434)	(207,802)
Accumulated other comprehensive income (loss)	(18,811)	(4,112)
Total shareholders’ equity	1,501,958	1,507,137
Noncontrolling interests in consolidated ventures	1,661	6,482
Total equity	1,503,619	1,513,619
Total liabilities and equity	$5,869,972	$5,851,252

(1)Includes amounts relating to consolidated variable interest entities. Refer to Note 2 and Note 10.

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Interest income	$77,359	$46,235	$198,832	$123,099
Interest expense	48,471	49,339	138,212	140,538
Net interest income (expense)	28,888	(3,104)	60,620	(17,439)
Provision for (release of) loan loss reserves, net	1,501	(2,364)	1,373	(6,950)
Net interest income (expense) after provision for (release of) loan losses	27,387	(740)	59,247	(10,489)
Other income (loss)
Real estate operating income	27,679	26,603	82,678	77,320
Sale of loans, net	796	3,293	(2,083)	6,685
Realized gain (loss) on securities	9	285	(75)	879
Unrealized gain (loss) on equity securities	(61)	—	(77)	—
Unrealized gain (loss) on Agency interest-only securities	(5)	(19)	(21)	(87)
Realized gain (loss) on sale of real estate, net	4,393	17,766	62,101	37,155
Fee and other income	2,697	2,687	12,238	8,422
Net result from derivative transactions	6,567	75	12,381	1,002
Earnings (loss) from investment in unconsolidated ventures	407	533	1,197	1,206
Gain (loss) on extinguishment of debt	—	—	685	—
Total other income (loss)	42,482	51,223	169,024	132,582
Costs and expenses
Compensation and employee benefits	13,806	9,425	59,165	27,436
Operating expenses	5,143	4,418	15,303	12,875
Real estate operating expenses	10,069	6,962	28,928	19,518
Fee expense	1,689	1,638	5,163	5,431
Depreciation and amortization	7,864	9,320	24,764	28,320
Total costs and expenses	38,571	31,763	133,323	93,580
Income (loss) before taxes	31,298	18,720	94,948	28,513
Income tax expense (benefit)	2,613	(212)	3,897	(1,308)
Net income (loss)	28,685	18,932	91,051	29,821
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(102)	(5)	(8,388)	(408)
Net income (loss) attributable to Class A common shareholders	$28,583	$18,927	$82,663	$29,413

Earnings per share:
Basic	$0.23	$0.15	$0.66	$0.24
Diluted	$0.23	$0.15	$0.66	$0.24

Weighted average shares outstanding:
Basic	124,278,732	123,729,867	124,393,861	123,917,047
Diluted	125,172,180	124,499,675	125,813,280	124,354,190

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$28,685	$18,932	$91,051	$29,821
Other comprehensive income (loss)
Unrealized gain (loss) on securities, net of tax:
Unrealized gain (loss) on real estate securities, available for sale	(947)	(588)	(14,749)	8,258
Reclassification adjustment for (gain) loss included in net income (loss)	(9)	(285)	50	(879)
Total other comprehensive income (loss)	(956)	(873)	(14,699)	7,379
Comprehensive income (loss)	27,729	18,059	76,352	37,200
Comprehensive (income) loss attributable to noncontrolling interest in consolidated ventures	(102)	(5)	(8,388)	(408)
Comprehensive income (loss) attributable to Class A common shareholders	$27,627	$18,054	$67,964	$36,792

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, June 30, 2022	126,834	$127	$1,819,298	$(92,302)	$(206,922)	$(17,855)	$7,363	$1,509,709
Distributions	—	—	—	—	—	—	(5,804)	(5,804)
Amortization of equity based compensation	—	—	3,738	—	—	—	—	3,738
Grants of restricted stock	7	—	—	—	—	—	—	—
Purchase of treasury stock	(266)	—	—	(2,623)	—	—	—	(2,623)
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(3)	—	—	(35)	—	—	—	(35)
Forfeitures	(6)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(29,095)	—	—	(29,095)
Net income (loss)	—	—	—	—	28,583	—	102	28,685
Other comprehensive income (loss)	—	—	—	—	—	(956)	—	(956)
Balance, September 30, 2022	126,566	$127	$1,823,036	$(94,960)	$(207,434)	$(18,811)	$1,661	$1,503,619

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

Ladder Capital Corp
Consolidated Statements of Changes in Equity
(Dollars and Shares in Thousands)
(Unaudited)

	Shareholders’ Equity
	Class A Common Stock		Additional Paid- in-Capital	Treasury Stock	Retained Earnings (Dividends in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Par					Consolidated Ventures
Balance, December 31, 2021	125,453	$126	$1,795,249	$(76,324)	$(207,802)	$(4,112)	$6,482	$1,513,619
Contributions	—	—	—	—	—	—	186	186
Distributions	—	—	—	—	—	—	(13,395)	(13,395)
Amortization of equity based compensation	—	—	27,787	—	—	—	—	27,787
Grants of restricted stock	2,289	2	—	(2)	—	—	—	—
Purchase of treasury stock	(721)	(1)	—	(7,278)	—	—	—	(7,279)
Re-issuance of treasury stock	596	1	—	(1)	—	—	—	—
Shares acquired to satisfy minimum required federal and state tax withholding on vesting restricted stock and units	(955)	(1)	—	(11,355)	—	—	—	(11,356)
Forfeitures	(96)	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	(82,295)	—	—	(82,295)
Net income (loss)	—	—	—	—	82,663	—	8,388	91,051
Other comprehensive income (loss)	—	—	—	—	—	(14,699)	—	(14,699)
Balance, September 30, 2022	126,566	$127	$1,823,036	$(94,960)	$(207,434)	$(18,811)	$1,661	$1,503,619

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

Ladder Capital Corp
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$91,051	$29,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(685)	—
Depreciation and amortization	24,764	28,320
Unrealized (gain) loss on derivative instruments	(825)	158
Unrealized (gain) loss on equity securities	77	—
Unrealized (gain) loss on Agency interest-only securities	21	87
Provision for (release of) loan loss reserves	1,373	(6,950)
Amortization of equity based compensation	27,787	11,873
Amortization of deferred financing costs included in interest expense	12,152	16,477
Amortization of premium/discount on mortgage loan financing included in interest expense	(649)	(998)
Amortization of above- and below-market lease intangibles	(1,318)	(1,440)
(Accretion)/amortization of discount, premium and other fees on loans	(14,932)	(8,962)
(Accretion)/amortization of discount, premium and other fees on securities	(360)	176
Realized (gain) loss on sale of mortgage loan receivables held for sale	2,083	(6,685)
Realized (gain) loss on disposition of loan via foreclosure	—	26
Realized (gain) loss on securities	75	(879)
Realized (gain) loss on sale of real estate, net	(62,101)	(37,155)
(Earnings) loss from investments in unconsolidated ventures in excess of distributions received	(572)	(1,109)
Insurance proceeds for remediation work due to property damage	—	1,345
Insurance proceeds used for remediation work due to property damage	(27)	(628)
Origination of mortgage loan receivables held for sale	(61,318)	(127,034)
Repayment of mortgage loan receivables held for sale	68	126
Proceeds from sales of mortgage loan receivables held for sale	29,153	126,599
Change in deferred tax asset (liability)	137	(1,291)
Accrued interest receivable	(6,699)	1,960
Other assets	5,288	3,246
Accrued expenses and other liabilities	7,673	(1,220)
Net cash provided by (used in) operating activities	52,216	25,863

Cash flows from investing activities:
Origination of mortgage loan receivables held for investment	(1,183,422)	(1,292,016)
Repayment of mortgage loan receivables held for investment	725,913	797,819
Proceeds from sale of mortgage loan receivables held for investment	—	46,557
Purchases of real estate securities	(68,039)	(143,902)
Repayment of real estate securities	136,864	135,816
Basis recovery of interest-only securities	3,924	5,304
Proceeds from sales of real estate securities	5,454	364,959
Purchases of real estate	—	(20,452)
Capital improvements of real estate	(5,657)	(2,869)
Proceeds from sale of real estate	173,119	135,093
Capital distribution from investment in unconsolidated ventures	2,284	21,281
Proceeds from sale of FHLB stock	2,250	19,165
Purchase of derivative instruments	(942)	(69)

	Nine Months Ended September 30,
	2022	2021
Sale of derivative instruments	157	—
Property insurance proceeds	—	634
Net cash provided by (used in) investing activities	(208,095)	67,320
Cash flows from financing activities:
Deferred financing costs paid	(8,177)	(2,811)
Proceeds from borrowings under debt obligations	1,553,068	3,377,514
Repayment of borrowings under debt obligations	(1,544,204)	(3,820,320)
Cash dividends paid to Class A common shareholders	(78,454)	(75,890)
Capital contributed by noncontrolling interests in consolidated ventures	186	1,381
Capital distributed to noncontrolling interests in consolidated ventures	(13,395)	(441)
Reissuance of treasury stock	(1)	(1)
Payment of liability assumed in exchange for shares for the minimum withholding taxes on vesting restricted stock	(11,356)	(4,457)
Purchase of treasury stock	(6,158)	(8,912)
Issuance of common stock	3	2
Net cash provided by (used in) financing activities	(108,488)	(533,935)
Net increase (decrease) in cash, cash equivalents and restricted cash	(264,367)	(440,752)
Cash, cash equivalents and restricted cash at beginning of period	621,546	1,284,284
Cash, cash equivalents and restricted cash at end of period	$357,179	$843,532

Non-cash investing and financing activities:
Securities and derivatives purchased, not settled	17	20,621
Securities and derivatives sold, not settled	10	10
Repurchase of treasury shares, not settled	1,121	—
Repayments in transit of real estate securities (other assets)	2	—
Repayment in transit of mortgage loans receivable held for investment (other assets)	21,319	25,062
Settlement of mortgage loan receivable held for investment by real estate, net	—	(43,129)
Real estate acquired in settlement of mortgage loan receivable held for investment, net	—	43,750
Net settlement of sale of real estate, subject to debt - real estate	—	11,557
Net settlement of sale of real estate, subject to debt - debt obligations	—	(11,557)
Real estate acquired in former unconsolidated venture agreement	15,436	—
Transfer of real estate, net into real estate held for sale	(62,814)	—
Dividends declared, not paid	31,432	27,165

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows ($ in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$328,440	$758,051
Restricted cash	28,739	85,481
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$357,179	$843,532

Refer to the accompanying notes to consolidated financial statements.

Ladder Capital Corp
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Ladder Capital Corp (the “Company”) is an internally-managed real estate investment trust (“REIT”) that is a leader in commercial real estate finance. The Company originates and invests in a diverse portfolio of commercial real estate and real estate-related assets, focusing on senior secured assets. The Company’s investment activities include: (i) the Company’s primary business of originating senior first mortgage fixed and floating rate loans collateralized by commercial real estate with flexible loan structures; (ii) owning and operating commercial real estate, including net leased commercial properties; and (iii) investing in investment grade securities secured by first mortgage loans on commercial real estate. Ladder Capital Corp, as the general partner of Ladder Capital Finance Holdings LLLP (“LCFH” or the “Operating Partnership”), operates the Ladder Capital business through LCFH and its subsidiaries. As of September 30, 2022, Ladder Capital Corp has a 100.0% economic interest in LCFH and controls the management of LCFH as a result of its ability to appoint its board members. Accordingly, Ladder Capital Corp consolidates the financial results of LCFH and its subsidiaries. In addition, Ladder Capital Corp, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Other than such indirect U.S. federal, state and local income taxes, there are no material differences between Ladder Capital Corp’s consolidated financial statements and LCFH’s consolidated financial statements.

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

The Company designates a loan as a non-accrual loan generally when: (i) the principal or coupon interest components of loan payments become 90-days past due; or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all principal and coupon interest due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost basis. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable.

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

3. MORTGAGE LOAN RECEIVABLES

September 30, 2022 ($ in thousands)

	Outstanding Face Amount	Carrying Value		Weighted Average Yield (1)(2)	Remaining Maturity (years)(2)
Mortgage loan receivables held for investment, net, at amortized cost:
First mortgage loans	$3,964,067	$3,939,239		7.39%	1.4
Mezzanine loans	80,125	80,058		10.80%	1.6
Total mortgage loans receivable	4,044,192	4,019,297		7.45%	1.4
Allowance for credit losses	N/A	(18,474)
Total mortgage loan receivables held for investment, net, at amortized cost	4,044,192	4,000,823
Mortgage loan receivables held for sale:
First mortgage loans	31,350	27,818		4.57%	9.4
Total	$4,075,542	$4,028,641	(3)	7.43%	1.4

(1)Includes the impact from interest rate floors. September 30, 2022 LIBOR and SOFR rates are used to calculate weighted average yield for floating rate loans.
(2)Excludes non-accrual loans of $54.1 million. Refer to “Non-Accrual Status” below for further details.
(3)Net of $24.9 million of deferred origination fees and other items as of September 30, 2022.

As of September 30, 2022, $3.6 billion, or 88.9%, of the outstanding face amount of our mortgage loan receivables held for investment, net, at amortized cost, were at variable interest rates with $2.7 billion linked to LIBOR and $0.9 billion linked to SOFR. Of this $3.6 billion, 99.2% of these variable interest rate mortgage loan receivables were subject to interest rate floors. As of September 30, 2022, $31.4 million or 100%, of the outstanding face amount of our mortgage loan receivables held for sale were at fixed interest rates linked to SOFR.

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

For the nine months ended September 30, 2022 and 2021, the activity in our loan portfolio was as follows ($ in thousands):

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2021	$3,553,737	$(31,752)	$—
Origination of mortgage loan receivables	1,183,423	—	61,318
Repayment of mortgage loan receivables	(720,597)	—	(68)
Proceeds from sales of mortgage loan receivables	—	—	(29,053)
Sale of loans, net (1)	2,197	—	(4,380)
Accretion/amortization of discount, premium and other fees	14,932	—	—
Charge offs	(14,395)	14,395	—
Release (addition) of provision for current expected credit loss, net (2)	—	(1,117)	—
Balance, September 30, 2022	$4,019,297	$(18,474)	$27,817

(1)Includes unrealized lower of cost or market adjustment and realized gain/loss on loans held for sale.
(2)Refer to “Allowance for Credit Losses” table below for further detail.

	Mortgage loan receivables held for investment, net, at amortized cost:
	Mortgage loans receivable	Allowance for credit losses	Mortgage loan receivables held for sale
Balance, December 31, 2020	$2,354,059	$(41,507)	$30,518
Origination of mortgage loan receivables	1,292,015	—	127,035
Repayment of mortgage loan receivables	(752,427)	—	(126)
Proceeds from sales of mortgage loan receivables	(46,557)	—	(126,599)
Non-cash disposition of loan via foreclosure(1)	(44,911)	—	—
Sale of loans, net	—	—	6,685
Accretion/amortization of discount, premium and other fees	8,962	—	—
Release of asset-specific loan loss provision via foreclosure(1)	—	1,150	—
Release (addition) of provision for current expected credit loss, net	—	6,722	—
Balance, September 30, 2021	$2,811,141	$(33,635)	$37,513

(1)Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further detail on real estate acquired via foreclosure.

Allowance for Credit Losses and Non-Accrual Status ($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for Credit Losses	2022	2021	2022	2021
Allowance for credit losses at beginning of period	$16,960	$35,891	$31,752	$41,507
Provision for (release of) current expected credit loss, net (1)	1,514	(2,256)	4,222	(6,722)
Foreclosure of loans subject to asset-specific reserve	—	—	—	(1,150)
Charge-offs	—	—	(14,395)	—
Recoveries(2)	—	—	(3,105)	—
Allowance for credit losses at end of period	$18,474	$33,635	$18,474	$33,635

(1)There were no asset specific reserves recorded for the three and nine months ended September 30, 2022 or 2021.
(2) Recoveries are recognized within the consolidated statements of income through “Provision for (release of) loan loss reserves”.
Non-Accrual Status			September 30, 2022(1)	December 31, 2021(2)
Carrying value of loans on non-accrual status, net of asset-specific reserve			$54,086	$80,229

(1)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $23.6 million and one loan with a carrying value of $30.5 million as of September 30, 2022.
(2)    Includes two of the Company’s loans, which were originated simultaneously as part of a single transaction and had a combined carrying value of $24.2 million, two loans with a combined carrying value of $25.6 million and one loan with a carrying value of $30.5 million.

Current Expected Credit Loss (“CECL”)

As of September 30, 2022, the Company has a $19.2 million allowance for current expected credit losses, of which $18.5 million pertains to mortgage loan receivables and $0.7 million relates to unfunded commitments. This allowance includes $2.7 million of asset-specific reserves relating to two loans with an amortized cost basis of $26.3 million as of September 30, 2022. The Company concluded that none of its other loans are individually impaired as of September 30, 2022.

As of December 31, 2021, the Company had a $32.2 million allowance for current expected credit losses, of which $31.8 million pertained to mortgage loan receivables. This allowance included three loans that had an aggregate of $20.2 million of asset-specific reserves against a carrying value of $69.9 million as of December 31, 2021.

The total change in provision for loan loss reserves for the nine months ended September 30, 2022 was an increase of the provision of $1.4 million. The net increase represents an increase in the general reserve of loans held for investment of $4.2 million and an increase related to unfunded loan commitments of $0.3 million partially offset by a $3.1 million recovery of provision. The increase in provision associated with the general reserve during the nine months ended September 30, 2022 is primarily due to adverse changes in macroeconomic scenarios and an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time.

The total change in provision for loan loss reserves for the nine months ended September 30, 2021 was a release of $7.0 million. The release represented a decline in the general reserve of loans held for investment of $6.8 million and the release on unfunded loan commitments of $0.2 million. The release during the nine months ended September 30, 2021 was primarily due to an improvement in macroeconomic assumptions.

Loan Portfolio by Geographic Region, Collateral Type and Vintage (amortized cost $ in thousands)

	September 30,	December 31,
Geographic Region	2022	2021
South	$1,092,789	$937,125
Northeast	1,244,939	1,080,652
Midwest	519,411	434,157
West	444,328	530,599
Southwest	691,541	501,272
Subtotal mortgage loans receivable	3,993,008	3,483,805
Individually impaired loans(1)	26,289	69,932
Total mortgage loans receivable	$4,019,297	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.

Management’s method for monitoring credit is the performance of a loan. A loan is impaired or not impaired based on the expectation that all amounts contractually due under a loan will be collected when due. The primary credit quality indicator management utilizes to assess its current expected credit loss reserve is by viewing the Company’s mortgage loan portfolio by collateral type. The following tables summarize the amortized cost of the mortgage loan portfolio by collateral type as of September 30, 2022 and December 31, 2021, respectively ($ in thousands):

	Amortized Cost Basis by Origination Year as of September 30, 2022
Collateral Type	2022	2021	2020	2019	2018 and Earlier	Total
Multifamily	$689,649	$678,214	$—	$—	$—	$1,367,863
Office	78,586	681,256	29,650	58,699	151,595	999,786
Mixed Use	201,205	435,166	74,403	124,686	—	835,460
Industrial	37,562	96,206	—	115,821	—	249,589
Retail	59,587	106,105	—	12,918	9,136	187,746
Hospitality	—	44,863	—	13,843	89,096	147,802
Manufactured Housing	32,488	81,849	—	23,470	—	137,807
Other	32,273	26,922	—	7,760	—	66,955
Self-Storage	—	—	—	—	—	—
Subtotal mortgage loans receivable	1,131,350	2,150,581	104,053	357,197	249,827	3,993,008
Individually Impaired loans (1)	—	—	—	—	26,289	26,289
Total mortgage loans receivable (2)	$1,131,350	$2,150,581	$104,053	$357,197	$276,116	$4,019,297

	Amortized Cost Basis by Origination Year as of December 31, 2021
Collateral Type	2021	2020	2019	2018	2017 and Earlier	Total
Office	$784,556	$29,636	$121,346	$59,073	$73,911	$1,068,522
Mixed Use	538,949	84,600	140,926	—	—	764,475
Multifamily	697,089	3,131	47,322	—	—	747,542
Hospitality	41,635	—	43,666	90,132	110,890	286,323
Retail	105,362	—	89,058	—	25,486	219,906
Industrial	41,203	—	108,469	—	—	149,672
Manufactured Housing	117,265	—	26,404	—	3,941	147,610
Other	26,801	—	8,768	20,743	—	56,312
Self-Storage	43,443	—	—	—	—	43,443
Subtotal mortgage loans receivable	2,396,303	117,367	585,959	169,948	214,228	3,483,805
Individually Impaired loans (1)	—	—	—	—	69,932	69,932
Total mortgage loans receivable (3)	$2,396,303	$117,367	$585,959	$169,948	$284,160	$3,553,737

(1)Refer to “Individually Impaired Loans” below for further detail.
(2)Not included above is $18.9 million of accrued interest receivable on all loans at September 30, 2022.
(3)Not included above is $12.6 million of accrued interest receivable on all loans at December 31, 2021.

Individually Impaired Loans

As of September 30, 2022, two loans with an amortized cost basis of $26.3 million and a combined carrying value of $23.6 million were impaired and on non-accrual status.

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

On June 27, 2022, the Company received proceeds of $27.7 million, consisting of $27.0 million of principal and $0.7 million of interest, in satisfaction of both the A-Note and the B-Note, which was above the combined carrying value of $24.6 million. As a result, the Company recorded a $3.1 million release in reserve of provision.

Other Loans on Non-Accrual Status

As of September 30, 2022, a loan secured by a mixed-use property in the Northeast region was on non-accrual status, with an amortized cost basis and carrying value of $30.5 million. In the fourth quarter of 2020, the Company designated the loan as non-accrual and performed a review of the collateral for the loan. As a result of the review as of September 30, 2022, the Company determined that no asset specific impairment was necessary. The review consisted of conversations with market participants familiar with the property locations as well as reviewing market data and comparable properties. There are no other loans on non-accrual status other than those discussed above in Individually Impaired Loans as of September 30, 2022.

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

Commercial mortgage backed securities (“CMBS”), CMBS interest-only securities, U.S. Agency securities, corporate bonds and U.S. Treasury securities are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income. As of September 30, 2022, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) and equity securities are recorded at fair value with changes in fair value recorded in current period earnings. The following is a summary of the Company’s securities at September 30, 2022 and December 31, 2021 ($ in thousands):

September 30, 2022

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$607,143		$606,410	$20	$(18,645)	$587,785	(2)	70	AAA	3.83%	3.75%	1.21
CMBS interest-only(3)	1,033,126	(3)	11,514	93	(257)	11,350	(4)	10	AAA	0.41%	3.36%	1.55
GNMA interest-only(5)	47,183	(3)	305	48	(28)	325		14	AAA	0.33%	3.60%	2.90
Agency securities	40		41	—	(1)	40		1	AAA	4.00%	2.68%	1.66
U.S. Treasury securities	11,000		10,681	2	(24)	10,659		3	N/A	N/A	3.61%	0.82
Total debt securities	1,698,492		628,951	163	(18,955)	610,159	(6)	98		1.64%	3.74%	1.21
Equity securities	N/A		483	—	(77)	406		3	N/A	N/A	N/A	N/A
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total securities	$1,698,492		$629,434	$163	$(19,052)	$610,545		101

December 31, 2021

				Gross Unrealized					Weighted Average
Asset Type	Outstanding Face Amount		Amortized Cost Basis	Gains	Losses	Carrying Value		# of Securities	Rating (1)	Coupon %	Yield %	Remaining Duration (years)
CMBS	$691,402		$691,026	$775	$(5,508)	$686,293	(2)	73	AAA	1.57%	1.57%	2.06
CMBS interest-only(3)	1,302,551	(3)	15,268	617	—	15,885	(4)	13	AAA	0.45%	5.67%	1.88
GNMA interest-only(5)	59,075	(3)	518	105	(64)	559		14	AA+	0.38%	4.97%	3.64
Agency securities	557		560	3	—	563		2	AA+	2.47%	1.58%	0.69
Total debt securities	$2,053,585		$707,372	$1,500	$(5,572)	$703,300	(6)	102		0.83%	1.67%	2.06
Allowance for current expected credit losses	N/A		—	—	(20)	(20)
Total real estate securities	$2,053,585		$707,372	$1,500	$(5,592)	$703,280		102

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
(2)As of September 30, 2022 and December 31, 2021, respectively, includes $9.0 million and $9.9 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.
(3)The amounts presented represent the principal amount of the mortgage loans outstanding in the pool in which the interest-only securities participate.
(4)As of September 30, 2022 and December 31, 2021, respectively, includes $0.4 million and $0.5 million of restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust and are classified as held-to-maturity and reported at amortized cost.

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

The following summarizes the carrying value of the Company’s debt securities by remaining maturity based upon expected cash flows at September 30, 2022 and December 31, 2021 ($ in thousands):

September 30, 2022

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$337,532	$244,299	$5,954	$—	$587,785
CMBS interest-only	1,130	10,220	—	—	11,350
GNMA interest-only	190	5	130	—	325
Agency securities	—	40	—	—	40
U.S. Treasury securities	10,659	—	—	—	10,659
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$349,511	$254,564	$6,084	$—	$610,139

December 31, 2021

Asset Type	Within 1 year	1-5 years	5-10 years	After 10 years	Total
CMBS	$304,357	$354,670	$10,307	$16,958	$686,292
CMBS interest-only	1,018	14,868	—	—	15,886
GNMA interest-only	102	278	179	—	559
Agency securities	503	60	—	—	563
Allowance for current expected credit losses	—	—	—	—	(20)
Total real estate securities	$305,980	$369,876	$10,486	$16,958	$703,280

During the three and nine months ended September 30, 2022, the Company sold $0.7 million and $1.2 million of equity securities, respectively. During the three and nine months ended September 30, 2021, the Company had no sales of equity securities.

5. REAL ESTATE AND RELATED LEASE INTANGIBLES, NET

The Company’s real estate assets were comprised of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Land	$171,351	$186,940
Building	705,932	765,690
In-place leases and other intangibles	129,222	142,335
Undepreciated real estate and related lease intangibles	1,006,505	1,094,965
Less: Accumulated depreciation and amortization	(236,570)	(229,271)
Real estate and related lease intangibles, net	$769,935	$865,694

Below market lease intangibles, net (other liabilities)(1)	$(31,272)	$(33,203)

(1)Below market lease intangibles is net of $14.1 million and $12.8 million of accumulated amortization as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company held $7.4 million of undepreciated real estate and lease intangibles held for sale, comprised of $2.3 million of land and $5.2 million of building.

As of December 31, 2021, the Company held $32.5 million of undepreciated real estate and lease intangibles held for sale, comprised of $0.9 million of land, $27.4 million of building, and $4.3 million of in-place leases and other intangibles.

At September 30, 2022 and December 31, 2021, the Company held foreclosed properties included in real estate and related lease intangibles, net with a carrying value of $94.8 million and $97.3 million, respectively.

The following table presents depreciation and amortization expense on real estate recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense(1)	$6,310	$7,496	$19,396	$23,311
Amortization expense	1,554	1,824	5,368	5,009
Total real estate depreciation and amortization expense	$7,864	$9,320	$24,764	$28,320

(1)Depreciation expense on the consolidated statements of income also includes $8 thousand of depreciation on corporate fixed assets for the nine months ended September 30, 2022 and $25 thousand and $74 thousand of depreciation on corporate fixed assets for the three and nine months ended September 30, 2021, respectively.

The Company’s intangible assets are comprised of in-place leases, above market leases and other intangibles. The following tables present additional detail related to our intangible assets ($ in thousands):

	September 30, 2022	December 31, 2021
Gross intangible assets(1)	$129,222	$146,593
Accumulated amortization	64,126	67,500
Net intangible assets	$65,096	$79,093

(1)Includes $3.1 million and $3.8 million of unamortized above market lease intangibles which are included in real estate and related lease intangibles, net on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

The following table presents increases/reductions in operating lease income related to the amortization of above or below market leases recorded by the Company ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reduction in operating lease income for amortization of above market lease intangibles acquired	$(76)	$(92)	$(229)	$(275)
Increase in operating lease income for amortization of below market lease intangibles acquired	513	570	1,547	1,715
Total	$437	$478	$1,318	$1,440

The following table presents expected adjustment to operating lease income and expected amortization expense during the next five years and thereafter related to the above and below market leases and acquired in-place lease and other intangibles for property owned as of September 30, 2022 ($ in thousands):

Period Ending December 31,	Increase/(Decrease) to Operating Lease Income	Amortization Expense
2022 (last 3 months)	$226	$953
2023	906	3,811
2024	906	3,811
2025	906	3,811
2026	906	3,811
Thereafter	24,294	45,771
Total	$28,144	$61,968

Rent Receivables, Unencumbered Real Estate, Operating Lease Income and Impairment of Real Estate

There were $1.0 million and $0.4 million of rent receivables included in other assets on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. There was unencumbered real estate of $90.7 million and $85.9 million as of September 30, 2022 and December 31, 2021, respectively.

The following is a schedule of non-cancellable, contractual, future minimum rent under leases (excluding property operating expenses paid directly by tenant under net leases) at September 30, 2022 ($ in thousands):

Period Ending December 31,	Amount
2022 (last 3 months)	$16,984
2023	62,850
2024	55,753
2025	53,561
2026	50,064
Thereafter	246,608
Total	$485,820

Acquisitions

During the nine months ended September 30, 2022, the Company acquired, via change in control, a previously held interest in a non-controlling equity investment in a mixed use property with one remaining residential condo unit and one remaining retail condo unit in New York, New York. The carrying value of the property at the time of change in control was $15.4 million, which was determined to be fair value. The fair value of the remaining condo unit was determined based on comparable sales in the building and the value of the remaining retail unit was valued utilizing a direct capitalization rate of 5.5%. The key inputs used to determine fair value were determined to be Level 3 inputs.

During the nine months ended September 30, 2021, the Company acquired the following properties ($ in thousands):

Acquisition Date		Type	Primary Location(s)	Purchase Price/Fair Value on the Date of Foreclosure	Gain/(Loss) on Loan Foreclosure		Ownership Interest (1)
Real estate acquired via foreclosure
February 2021	(2)	Hotel	Miami, FL	$43,750	—	(2)	100.0%
August 2021		Apartments	Stillwater, OK	20,452	—		80.0%
Total real estate acquired via foreclosure				64,202	$—

Total real estate acquisitions				$64,202

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

The Company allocates purchase consideration based on relative fair values, and real estate acquisition costs are capitalized as a component of the cost of the assets acquired for asset acquisitions. During the three and nine months ended September 30, 2022 and September 30, 2021, all acquisitions were determined to be asset acquisitions.

Sales

The Company sold the following properties during the nine months ended September 30, 2022 ($ in thousands):

Sales Date	Type	Primary Location(s)		Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties
March 2022	Office	Ewing, NJ		$38,694	$24,175	$14,519	1
March 2022	Warehouse	Conyers, GA		40,752	26,116	14,636	1
June 2022	Apartments	Stillwater, OK		23,314	18,032	5,283	1
June 2022	Apartments	Miami, Fl		60,856	37,585	23,270	1
September 2022	Retail	Wichita, KS		9,503	5,110	4,393	1
Totals			(1)	$173,119	$111,018	$62,101

(1) Includes $3.7 million of prepayment costs upon repayment of the mortgage financing in connection with the sales that is recorded within interest expense on the consolidated statement of income, such amount was correspondingly paid by the buyer and received by the Company as part of the sale and recorded in fee and other income on the consolidated statement of income.

The Company sold the following properties during the nine months ended September 30, 2021 ($ in thousands):

Sales Date	Type	Primary Location(s)	Net Sales Proceeds	Net Book Value	Realized Gain/(Loss)	Properties	Units Sold	Units Remaining
February 2021	Hotel	Miami, FL	$43,750	$43,750	$—	1	—	—
June 2021	Net Lease	North Dartmouth, MA	38,732	19,343	19,389	1	—	—
August 2021	Net Lease	Pittsfield, MA	18,651	10,564	8,086	1	—	—
August 2021	Net Lease	Ankeny, IA	19,021	13,341	5,681	1	—	—
August 2021	Apartments	Arlington/Fort Worth, TX	26,496	22,498	3,998	2	—	—
Totals			$146,650	$109,496	$37,154

The Company continues to actively monitor our real estate properties for both the immediate and long term impact of current market conditions, including the inflationary environment, rising interest rates and the ongoing impact of the COVID-19 pandemic.

6. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED VENTURES

The following is a summary of the Company’s investments in and advances to unconsolidated ventures, which we account for using the equity method, as of September 30, 2022 and December 31, 2021 ($ in thousands):

Entity	September 30, 2022	December 31, 2021
Grace Lake JV, LLC	$6,006	$5,434
24 Second Avenue Holdings LLC	—	17,720
Investment in unconsolidated ventures	$6,006	$23,154

The following is a summary of the Company’s allocated earnings (losses) based on its ownership interests from investment in unconsolidated ventures for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2022	2021	2022	2021
Grace Lake JV, LLC	$407	$436	$1,197	$1,058
24 Second Avenue Holdings LLC	—	97	—	148
Earnings (loss) from investment in unconsolidated ventures	$407	$533	$1,197	$1,206

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

The Company’s investment in Grace Lake LLC is an unconsolidated venture, which is a variable interest entity (“VIE”). The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has a passive investment and no control of this entity and therefore does not have controlling financial interests in this VIE. The Company’s maximum exposure to loss is limited to its investment in the VIE. The Company has not provided financial support to this VIE that it was not previously contractually required to provide.

During the three months ended September 30, 2022, there were no distributions received from its investment in Grace Lake LLC. During the nine months ended September 30, 2022, the Company received a $0.6 million distribution from its investment in Grace Lake LLC. There were no distributions received during the three and nine months ended September 30, 2021.

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

Combined Summary Financial Information for Unconsolidated Ventures

The following is a summary of the combined financial position of the unconsolidated ventures in which the Company had investment interests as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022(1)	December 31, 2021
Total assets	$69,973	$109,873
Total liabilities	56,661	66,387
Partners’/members’ capital	$13,312	$43,486

(1) As of September 30, 2022, the balance represents only the Grace Lake JV, LLC interest.

The following is a summary of the combined results from operations of the unconsolidated ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$4,863	$4,884	$14,859	$13,941
Total expenses	3,237	3,144	10,072	9,709
Net income (loss)	$1,626	$1,740	$4,787	$4,232

7. DEBT OBLIGATIONS, NET

The details of the Company’s debt obligations at September 30, 2022 and December 31, 2021 are as follows ($ in thousands):

September 30, 2022

Debt Obligations	Committed / Principal Amount	Carrying Value of Debt Obligations		Committed but Unfunded	Interest Rate at September 30, 2022(1)			Current Term Maturity	Remaining Extension Options	Eligible Collateral	Carrying Amount of Collateral	Fair Value of Collateral
Committed Loan Repurchase Facility	$500,000	$266,388		$233,612	4.32%	—	4.85%	9/27/2025	(2)	(3)	$434,136	$435,112
Committed Loan Repurchase Facility	100,000	11,171		88,829	5.52%	—	5.52%	2/26/2023	(4)	(5)	20,183	20,183
Committed Loan Repurchase Facility	300,000	157,569		142,431	4.57%	—	5.57%	12/19/2022	(6)	(7)	243,868	243,868
Committed Loan Repurchase Facility	100,000	47,415		52,585	4.48%	—	4.48%	4/30/2024	(8)	(3)	62,682	62,682
Committed Loan Repurchase Facility	100,000	63,965		36,035	4.25%	—	4.75%	1/3/2023	(2)	(3)	103,184	103,184
Committed Loan Repurchase Facility	100,000	—		100,000	—%		—%	1/22/2024	(9)	(7)	—	—
Committed Loan Repurchase Facility	100,000	—		100,000	—%	—	—%	7/17/2023	(10)	(11)	—	—
Total Committed Loan Repurchase Facilities	1,300,000	546,508		753,492							864,053	865,029
Committed Securities Repurchase Facility	100,000	9,449		90,551	3.69%	—	3.94%	5/27/2023	N/A	(12)	10,899	10,899
Uncommitted Securities Repurchase Facility	N/A (13)	167,937		N/A (13)	3.37%	—	4.98%	10/31/2022	N/A	(12)	188,763	188,763	(14)
Total Repurchase Facilities	1,400,000	723,894		844,043							1,063,715	1,064,691
Revolving Credit Facility	323,850	—		323,850	—%	—	—%	7/27/2023	(15)	N/A (16)	N/A (16)	N/A (16)
Mortgage Loan Financing	615,933	616,370		—	4.25%	—	6.53%	2022 - 2031(17)	N/A	(18)	686,597	908,262	(19)
CLO Debt	1,064,365	1,057,053	(20)	—	3.88%	—	6.47%	2024 - 2026(21)	N/A	(3)	1,326,889	1,326,889
Borrowings from the FHLB	213,000	213,000		—	2.74%	—	3.38%	2023 - 2024	N/A	(22)	250,767	250,767	(23)
Senior Unsecured Notes	1,643,794	1,627,569	(24)	—	4.25%	—	5.25%	2025 - 2029	N/A	N/A (25)	N/A (25)	N/A (25)
Total Debt Obligations, Net	$5,260,942	$4,237,886		$1,167,893							$3,327,968	$3,550,609

(1)LIBOR and Term SOFR rates in effect as of September 30, 2022 are used to calculate interest rates for floating rate debt, as applicable.
(2)Two 12-month extension periods at Company’s option. No new advances are permitted after the initial maturity date.
(3)First mortgage commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(4)One additional 12-month period at Company’s option.
(5)First mortgage commercial real estate loans. It does not include the real estate collateralizing such loans.
(6)Three additional 364-day periods at Company’s option.
(7)First mortgage and mezzanine commercial real estate loans and senior and pari passu interests therein. It does not include the real estate collateralizing such loans.
(8)Three additional 12-month extension periods at Company’s option.
(9)Two additional 12-month extension periods at Company's option. No new advances permitted during the final 12-month period.
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
(14)Includes $2.0 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
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
(20)Presented net of unamortized debt issuance costs of $7.3 million at September 30, 2022.
(21)Represents the estimated maturity date based on the remaining reinvestment period and underlying loan maturities.

(22)Investment grade commercial real estate securities. It does not include the first mortgage commercial real estate loans collateralizing such securities.
(23)Includes $6.7 million of restricted securities under the risk retention rules of the Dodd-Frank Act. These securities are accounted for as held-to-maturity and recorded at amortized cost basis.
(24)Presented net of unamortized debt issuance costs of $16.2 million at September 30, 2022.
(25)The obligations under the senior unsecured notes are guaranteed by the Company and certain of its subsidiaries.

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
Committed Loan and Securities Repurchase Facilities
The Company has entered into seven committed master repurchase agreements, as outlined in the September 30, 2022 table above, totaling $1.3 billion of credit capacity in order to finance its lending activities. Assets pledged as collateral under these facilities are limited to whole mortgage loans or participation interests in mortgage loans collateralized by first liens on commercial properties and mezzanine debt. The Company also has a term master repurchase agreement with a major U.S. bank to finance CMBS totaling $100 million. The Company’s repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, maximum leverage ratios, and minimum fixed charge coverage ratios. The Company was in compliance with all covenants as of September 30, 2022 and December 31, 2021.

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

Revolving Credit Facility

The Company’s Revolving Credit Facility provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million.

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

Debt Issuance Costs

As of September 30, 2022 and December 31, 2021, the amounts of unamortized costs relating to our master repurchase facilities and Revolving Credit Facility were $5.9 million and $2.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Uncommitted Securities Repurchase Facilities

The Company has also entered into multiple uncommitted master repurchase agreements collateralized by real estate securities with several counterparties. The borrowings under these agreements have typical advance rates between 75% and 95% of the fair value of collateral, which is primarily AAA-rated securities.

Mortgage Loan Financing

These non-recourse debt agreements provide for secured financing at rates ranging from 4.25% to 6.53%, and, as of September 30, 2022, have anticipated maturity dates between 2022-2031, with an average term of 3.3 years. These mortgage loans have carrying amounts of $616.4 million and $693.8 million, net of unamortized premiums of $2.5 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.4 million and $1.0 million of premium amortization, which decreased interest expense for the nine months ended September 30, 2022 and 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $686.6 million and $805.0 million as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company executed one term debt agreements to finance properties in its real estate portfolio.

Collateralized Loan Obligations (“CLO”) Debt

On July 13, 2021, a consolidated subsidiary of the Company completed a privately-marketed CLO transaction, which generated $498.2 million of gross proceeds to Ladder, financing $607.5 million of loans (“Contributed July 2021 CLO Loans”) at an 82% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 18% subordinate and controlling interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed July 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE - Refer to Note 10, Consolidated Variable Interest Entities.

On December 2, 2021, a consolidated subsidiary of the Company completed a privately marketed CLO transaction, which generated $566.2 million of gross proceeds to Ladder, financing $729.4 million of loans (“Contributed December 2021 CLO Loans”) at a maximum 77.6% advance rate on a matched term, non-mark-to-market and non-recourse basis. A consolidated subsidiary of the Company retained an 15.6% subordinate and controlling interest in the CLO. The Company also held two additional tranches as investments totaling 6.8% interest in the CLO. The Company retained consent rights over major decisions with respect to the servicing of the Contributed December 2021 CLO Loans, including the right to appoint and replace the special servicer under the CLO. The CLO is a VIE and the Company is the primary beneficiary and, therefore, consolidated the VIE - Refer to Note 10, Consolidated Variable Interest Entities.

As of September 30, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets, which includes unamortized debt issuance costs of $7.3 million.

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

As of September 30, 2022, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.9 years to 2 years (with a weighted average of 1.5 years), and interest rates of 2.74% to 3.38% (with a weighted average of 3.14%). As of September 30, 2022, collateral for the borrowings was comprised of $234.2 million of CMBS and U.S. Agency securities (with advance rates of 71.7% to 95.7%).

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.3 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior Unsecured Notes
As of September 30, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company was in compliance with all covenants of the Notes as of September 30, 2022 and 2021.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes prior to their stated maturity, in whole or in part, at any time or from time to time, with required notice and at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of the directors authorized the Company to repurchase any or all of the Notes from time to time without further approval.

During the three months ended September 30, 2022, there were no redemptions or repurchases of Notes. During the nine months ended September 30, 2022, the Company repurchased $4.0 million of the 2025 Notes and recognized a gain of $0.3 million on extinguishment of debt, $1.0 million of the 2027 Notes and recognized a gain of $0.2 million on extinguishment of debt, and $1.0 million of the 2029 Notes and recognized a gain of $0.2 million on extinguishment of debt.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowings by Maturity(1)
2022 (last 3 months)	$216,888
2023	159,643
2024	590,832
2025	612,006
2026	63,630
Thereafter	1,553,621
Subtotal	3,196,620
Debt issuance costs included in senior unsecured notes	(16,225)
Debt issuance costs included in mortgage loan financings	(2,064)
Premiums included in mortgage loan financings(2)	2,501
Total (3)	$3,180,832

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
(3)Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $7.3 million, as the satisfaction of these liabilities will be paid through cash flow from loan collateral including amortization and will not require cash outlays from us.

Financial Covenants

The Company’s debt facilities are subject to covenants which require the Company to maintain a minimum level of total equity. Largely as a result of this restriction, approximately $871.4 million of the total equity is restricted from payment as a dividend by the Company at September 30, 2022.

The Company was in compliance with all covenants described in the financial statements as of September 30, 2022.

LIBOR Transition

The Company has implemented fallback language for our LIBOR-based bi-lateral committed repurchase facilities and Revolving Credit Facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of September 30, 2022, 65.2% and 34.8% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. The Company continues to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

8. DERIVATIVE INSTRUMENTS

The Company primarily uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following is a breakdown of the derivatives outstanding as of September 30, 2022 and December 31, 2021 ($ in thousands):

September 30, 2022

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)

Caps
1 Month Term SOFR	$90,000	$1,556	$—	1.94
Futures
5-year Treasury-Note Futures	32,400	$111	$—	0.25
10-year Treasury-Note Futures	43,100	147	—	0.25
Total futures	75,500	258	—
Options
Put Options	9,100	261	—	0.43
Total derivatives	$174,600	$2,075	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

December 31, 2021

		Fair Value		Remaining Maturity (years)
Contract Type	Notional	Asset(1)	Liability(1)
Caps
1 Month LIBOR	$84,621	$60	$—	0.57
Futures
5-year Swap	6,500	76	—	0.25
10-year Swap	23,000	266	—	0.25
Total futures	29,500	342	—
Total derivatives	$114,121	$402	$—

(1)Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized gains (losses) and unrealized appreciation (depreciation) on derivatives, by primary underlying risk exposure, as included in net result from derivatives transactions in the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021($ in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions
Caps	$747	$—	$747	$736	$648	$1,384
Futures	539	5,120	5,659	(83)	10,919	10,836
Options	161	—	161	161	—	161
Total	$1,447	$5,120	$6,567	$814	$11,567	$12,381

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Contract Type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Net Result from Derivative Transactions

Caps	$(3)	$—	$(3)	$(3)	$—	$(3)
Futures	509	(431)	78	(158)	1,163	1,005
Total	$506	$(431)	$75	$(161)	$1,163	$1,002

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

The Company is required to post initial margin and daily variation margin for our interest rate futures that are centrally cleared by CME. CME determines the fair value of our centrally cleared futures, including daily variation margin. Variation margin pledged on the Company’s centrally cleared interest rate futures is settled against the realized results of these futures. The Company’s counterparties held $1.3 million and $0.5 million of cash margin as collateral for derivatives as of September 30, 2022, and December 31, 2021, respectively, which is included in restricted cash in the consolidated balance sheets.

9. OFFSETTING ASSETS AND LIABILITIES

The following tables present both gross information and net information about derivatives and other instruments eligible for offset in the statement of financial position as of September 30, 2022 and December 31, 2021. The Company’s accounting policy is to record derivative asset and liability positions on a gross basis; therefore, the following tables present the gross derivative asset and liability positions recorded on the balance sheets, while also disclosing the eligible amounts of financial instruments and cash collateral to the extent those amounts could offset the gross amount of derivative asset and liability positions. The actual amounts of collateral posted by or received from counterparties may be in excess of the amounts disclosed in the following tables as the following only disclose amounts eligible to be offset to the extent of the recorded gross derivative positions.

The following table represents offsetting of financial assets and derivative assets as of September 30, 2022 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)
Derivatives	$2,075	$—	$2,075	$—	$(1,348)	$727
Total	$2,075	$—	$2,075	$—	$(1,348)	$727

The following table represents offsetting of financial liabilities and derivative liabilities as of September 30, 2022 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$723,894	$—	$723,894	$723,894	$10	$723,884
Total	$723,894	$—	$723,894	$723,894	$1,358	$722,536

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial assets and derivative assets as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments	Cash collateral received/(posted)(1)
Derivatives	$402	$—	$402	$—	$(526)	$402
Total	$402	$—	$402	$—	$(526)	$402

(1)Included in restricted cash on consolidated balance sheets.

The following table represents offsetting of financial liabilities and derivative liabilities as of December 31, 2021 ($ in thousands):

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
				Financial instruments collateral	Cash collateral posted/(received)(1)
Repurchase agreements	$444,577	$—	$444,577	$444,577	$1,975	$442,603
Total	$444,577	$—	$444,577	$444,577	$1,975	$442,603

(1)Included in restricted cash on consolidated balance sheets.

Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date. Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2022 and December 31, 2021 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated financial statements as it has elected gross presentation.

10. CONSOLIDATED VARIABLE INTEREST ENTITIES

The Company consolidates on its balance sheet two CLOs that are considered VIEs as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Restricted cash	$2,465	$369
Mortgage loan receivables held for investment, net, at amortized cost	1,326,889	1,299,116
Accrued interest receivable	6,570	4,587
Other assets	—	26,636
Total assets	$1,335,924	$1,330,708
Debt obligations, net	$1,057,053	$1,054,774
Accrued expenses	2,103	1,218
Other liabilities	65	65
Total liabilities	1,059,221	1,056,057
Net equity in VIEs (eliminated in consolidation)	276,703	274,651
Total equity	276,703	274,651
Total liabilities and equity	$1,335,924	$1,330,708

Refer to Note 7. Debt Obligations, Net - Collateralized Loan Obligations (“CLO”) Debt for further details.

11. EQUITY STRUCTURE AND ACCOUNTS

Exchange for Class A Common Stock

We are a holding company and have no material assets other than our direct and indirect ownership of Series REIT limited partnership units (“Series REIT LP Units”) and Series TRS limited partnership units (“Series TRS LP Units,” and, collectively with Series REIT LP Units, “Series Units”) of LCFH. Series TRS LP Units are exchangeable for the same number of limited liability company interests of LC TRS I LLC (“LC TRS I Shares”), which is a limited liability company that is a TRS as well as a general partner of Series TRS. Pursuant to the Third Amended and Restated LLLP Agreement of LCFH, the Continuing LCFH Limited Partners may from time to time, subject to certain conditions, receive one share of the Company’s Class A common stock in exchange for (i) one share of the Company’s Class B common stock, (ii) one Series REIT LP Unit and (iii) either one Series TRS LP Unit or one TRS I LLC Share, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of September 30, 2020, all shares of Class B common stock, Series REIT LP Units and Series TRS LP Units have been exchanged for shares of Class A common stock and no Class B common stock is outstanding as of September 30, 2022. As of September 30, 2022, the Company held a 100% interest in LCFH.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2022, the Company has a remaining amount available for repurchase of $47.4 million, which represents 4.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $8.96 per share on such date.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Shares	Amount(1)

Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations(2)		10,534
Repurchases paid	721,299	(7,279)
Authorizations remaining as of September 30, 2022		$47,377

(1)Amount excludes commissions paid associated with share repurchases.
(2)On July 27, 2022 the Board authorized repurchases up to $50.0 million in aggregate.

	Shares	Amount(1)
Authorizations remaining as of December 31, 2020		$38,102
Additional authorizations		15,027
Repurchases paid	814,428	(8,912)
Authorizations remaining as of September 30, 2021		$44,217

(1)Amount excludes commissions paid associated with share repurchases.

The following table presents dividends declared (on a per share basis) of Class A common stock for the nine months ended September 30, 2022 and 2021:

Declaration Date	Dividend per Share
March 15, 2022	$0.20
June 15, 2022	0.22
September 15, 2022	0.23
Total	$0.65

March 15, 2021	$0.20
June 15, 2021	0.20
September 15, 2021	0.20
Total	$0.60

Changes in Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income related to the cumulative difference between the fair market value and the amortized cost basis of securities classified as available for sale for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
June 30, 2022	$(17,855)	$(2)	$(17,857)
Other comprehensive income (loss)	(956)	—	(956)
September 30, 2022	$(18,811)	$(2)	$(18,813)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2021	$(4,112)	$(2)	$(4,114)
Other comprehensive income (loss)	(14,699)	—	(14,699)
September 30, 2022	$(18,811)	$(2)	$(18,813)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
June 30, 2021	$(2,211)	$(2)	$(2,213)
Other comprehensive income (loss)	(873)	—	(873)
September 30, 2021	$(3,084)	$(2)	$(3,086)

	Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss) of Noncontrolling Interests	Total Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(10,463)	$(2)	$(10,465)
Other comprehensive income (loss)	7,379	—	7,379
September 30, 2021	$(3,084)	$(2)	$(3,086)

12. NONCONTROLLING INTERESTS

Noncontrolling Interests in Consolidated Ventures

As of September 30, 2022, the Company consolidates three ventures and in each, there are different noncontrolling investors, which own between 10.0% - 25.0% of such ventures. These ventures hold investments in a 40-building student housing portfolio in Isla Vista, CA with a book value of $79.9 million, 11 office buildings in Richmond, VA with a book value of $68.7 million, and a single-tenant office building in Oakland County, MI with a book value of $8.9 million. The Company makes distributions and allocates income from these ventures to the noncontrolling interests in accordance with the terms of the respective governing agreements.

Sales

There were no sales during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold its apartment complex in Stillwater, OK, and its apartment complex in Miami, FL. Refer to Note 5, Real Estate and Related Lease Intangibles, Net for further details.

13. EARNINGS PER SHARE

The Company’s net income (loss) and weighted average shares outstanding for the three and nine months ended September 30, 2022 and 2021 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share amounts)	2022	2021	2022	2021
Basic and Diluted Net income (loss) available for Class A common shareholders	$28,583	$18,927	$82,663	$29,413
Weighted average shares outstanding:
Basic	124,278,732	123,729,867	124,393,861	123,917,047
Diluted	125,172,180	124,499,675	125,813,280	124,354,190

The calculation of basic and diluted net income (loss) per share amounts for the three and nine months ended September 30, 2022 and 2021 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts)	2022	2021	2022	2021

Basic Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$28,583	$18,927	$82,663	$29,413
Denominator:
Weighted average number of shares of Class A common stock outstanding	124,278,732	123,729,867	124,393,861	123,917,047
Basic net income (loss) per share of Class A common stock	$0.23	$0.15	$0.66	$0.24

Diluted Net Income (Loss) Per Share of Class A Common Stock
Numerator:
Net income (loss) attributable to Class A common shareholders	$28,583	$18,927	$82,663	$29,413
Diluted net income (loss) attributable to Class A common shareholders	28,583	18,927	82,663	29,413
Denominator:
Basic weighted average number of shares of Class A common stock outstanding	124,278,732	123,729,867	124,393,861	123,917,047
Add - dilutive effect of:
Incremental shares of unvested Class A restricted stock(1)	893,448	769,808	1,419,419	437,143
Diluted weighted average number of shares of Class A common stock outstanding	125,172,180	124,499,675	125,813,280	124,354,190
Diluted net income (loss) per share of Class A common stock	$0.23	$0.15	$0.66	$0.24

(1)The Company is using the treasury stock method.

14. STOCK BASED AND OTHER COMPENSATION PLANS

Summary of Stock and Shares Unvested/Outstanding

The following table summarizes the impact on the consolidated statements of income of the various stock based compensation plans and other compensation plans ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Based Compensation Expense	$3,738	$3,072	$27,787	$11,873
Phantom Equity Investment Plan	—	—	—	22
Total Stock Based Compensation Expense(1)	$3,738	$3,072	$27,787	$11,895

(1) Variance between nine months ended September 30, 2022 and September 30, 2021 is primarily due to timing of 2021 and 2022 employee stock and bonus compensation. The majority of the stock and bonus compensation for the 2020 compensation year was granted in December of 2020 whereas stock and bonus compensation for the 2021 compensation year was granted during the three months ended March 31, 2022.

A summary of the grants is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Number of Shares/Options	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share	Number of Shares	Weighted Average Fair Value Per Share
Grants - Class A Common Stock	7,179	$9.75	—	$—	2,884,303	$11.87	747,713	$9.81

The table below presents the number of unvested shares of Class A common stock and outstanding stock options at September 30, 2022 and changes during 2022 of the Class A common stock and stock options of Ladder Capital Corp granted under the 2014 Omnibus Incentive Plan:

	Restricted Stock	Stock Options
Nonvested/Outstanding at December 31, 2021	2,145,380	623,788
Granted	2,884,303	—
Vested	(2,404,181)	—
Forfeited	(95,931)	—
Nonvested/Outstanding at September 30, 2022	2,529,571	623,788

Exercisable at September 30, 2022 (1)		623,788

(1) The weighted-average exercise price of outstanding options, warrants and rights is $14.84 at September 30, 2022.

At September 30, 2022 there was $16.3 million of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to 36 months, with a weighted-average remaining vesting period of 23.6 months.

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

Other Incentive Awards Granted in 2022

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

Fair Value Summary Table

The carrying values and estimated fair values of the Company’s financial instruments, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2022 and December 31, 2021 are as follows ($ in thousands):

September 30, 2022

						Weighted Average
	Principal Amount		Amortized Cost Basis/Purchase Price	Fair Value	Fair Value Method	Yield %	Remaining Maturity/Duration (years)
Assets:
CMBS(1)	$607,143		$606,410	$587,786	Internal model, third-party inputs	3.75%	1.21
CMBS interest-only(1)	1,033,126	(2)	11,514	11,349	Internal model, third-party inputs	3.36%	1.55
GNMA interest-only(3)	47,183	(2)	305	325	Internal model, third-party inputs	3.60%	2.90
Agency securities(1)	40		41	40	Internal model, third-party inputs	2.68%	1.7
U.S. Treasury securities(1)	11,000		10,659	10,659	Internal model, third-party inputs	3.61%	0.82
Equity securities(3)	N/A		483	406	Observable market prices	N/A	N/A
Mortgage loan receivables held for investment, net, at amortized cost(4)	4,044,192		4,019,297	4,027,097	Discounted Cash Flow(5)	7.45%	1.38
Mortgage loan receivables held for sale	31,350		27,818	27,818	Internal model, third-party inputs(6)	4.57%	9.44
FHLB stock(7)	9,585		9,585	9,585	(7)	3.00%	N/A
Nonhedge derivatives(1)(10)	174,600		2,075	2,075	Counterparty quotations	N/A	0.25

Liabilities:
Repurchase agreements - short-term	676,478		676,478	676,478	Cost plus Accrued Interest (8)	2.89%	0.19
Repurchase agreements - long-term	47,415		47,415	47,415	Discounted Cash Flow(9)	3.76%	1.58
Mortgage loan financing	615,933		616,370	630,856	Discounted Cash Flow	5.12%	3.00
CLO debt	1,064,365		1,057,053	1,057,053	Discounted Cash Flow(9)	3.08%	16.17
Borrowings from the FHLB	213,000		213,000	213,073	Discounted Cash Flow	1.38%	1.50
Senior unsecured notes	1,643,794		1,627,569	1,337,808	Internal model, third-party inputs	4.66%	5.00

(1)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded as a component of other comprehensive income (loss) in equity.
(2)Represents notional outstanding balance of underlying collateral.
(3)Measured at fair value on a recurring basis with the net unrealized gains or losses recorded in current period earnings.
(4)Balance does not include impact of allowance for current expected credit losses of $18.5 million at September 30, 2022.
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
(8)For repurchase agreements - short term, the value approximates the cost plus accrued interest.
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

The following table summarizes the Company’s financial assets and liabilities, which are both reported at fair value on a recurring basis (as indicated) or amortized cost/par, at September 30, 2022 and December 31, 2021 ($ in thousands):

September 30, 2022

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$597,695		$—	$—	$578,737	$578,737
CMBS interest-only(1)	1,024,633	(2)	—	—	10,901	10,901
GNMA interest-only(3)	47,183	(2)	—	—	325	325
Agency securities(1)	40		—	—	40	40
U.S. Treasury securities	11,000		10,659	—	—	10,659
Equity securities	N/A		406	—	—	406
Nonhedge derivatives(4)	174,600		—	2,075	—	2,075
			$11,065	$2,075	$590,003	$603,143

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$4,044,192		$—	$—	$4,027,097	$4,027,097
Mortgage loan receivable held for sale(6)	31,350		—	—	27,818	27,818
CMBS(7)	9,448		—	—	9,049	9,049
CMBS interest-only(7)	8,493		—	—	448	448
FHLB stock	9,585		—	—	9,585	9,585
			$—	$—	$4,073,997	$4,073,997
Liabilities:
Repurchase agreements - short-term	$676,478		$—	$—	$676,478	$676,478
Repurchase agreements - long-term	47,415		—	—	47,415	47,415
Mortgage loan financing	615,933		—	—	630,856	630,856
CLO debt	1,064,365		—	—	1,057,053	1,057,053
Borrowings from the FHLB	213,000		—	—	213,073	213,073
Senior unsecured notes	1,643,794		—	—	1,337,808	1,337,808
			$—	$—	$3,962,683	$3,962,683

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
(5)Balance does not include impact of allowance for current expected credit losses of $18.5 million at September 30, 2022.
(6)A lower of cost or market adjustment was recorded as of September 30, 2022.
(7)Restricted securities which are designated as risk retention securities under the Dodd-Frank Act and are therefore subject to transfer restrictions over the term of the securitization trust, are classified as held-to-maturity and reported at amortized cost.

December 31, 2021

Financial Instruments Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
CMBS(1)	$681,076		$—	$—	$676,398	$676,398
CMBS interest-only(1)	1,293,181	(2)	—	—	15,344	15,344
GNMA interest-only(3)	59,075	(2)	—	—	559	559
Agency securities(1)	557		—	—	563	563
Nonhedge derivatives(4)	114,121		—	402	—	402
			$—	$402	$692,864	$693,266

Financial Instruments Not Reported at Fair Value on Consolidated Statements of Financial Condition	Principal Amount		Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Mortgage loan receivable held for investment, net, at amortized cost:
Mortgage loan receivables held for investment, net, at amortized cost(5)	$3,581,920		$—	$—	$3,494,254	$3,494,254
CMBS(6)	10,326		—	—	9,894	9,894
CMBS interest-only(6)	9,370		—	—	541	541
FHLB stock	11,835		—	—	11,835	11,835
			$—	$—	$3,516,524	$3,516,524
Liabilities:
Repurchase agreements - short-term	$418,394		$—	$—	$418,394	$418,394
Repurchase agreements - long-term	26,183		—	—	26,183	26,183
Mortgage loan financing	690,927		—	—	709,695	709,695
Secured financing facility	136,444		—	—	133,389	133,389
CLO debt	1,064,365		—	—	1,054,774	1,054,774
Borrowings from the FHLB	263,000		—	—	263,414	263,414
Senior unsecured notes	1,649,794		—	—	1,677,039	1,677,039
			$—	$—	$4,282,888	$4,282,888

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

The following table summarizes changes in Level 3 financial instruments reported at fair value on the consolidated statements of financial condition for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
Level 3	2022	2021
Balance at January 1,	$692,864	$1,046,569
Transfer from level 2	—	—
Purchases	55,716	164,523
Sales	(4,261)	(364,959)
Paydowns/maturities	(135,988)	(135,733)
Amortization of premium/discount	(3,503)	(5,388)
Unrealized gain/(loss)	(14,719)	7,292
Realized gain/(loss) on sale	(106)	879
Balance at September 30,	$590,003	$713,183

The following is quantitative information about significant unobservable inputs in our Level 3 measurements for those assets and liabilities measured at fair value on a recurring basis ($ in thousands):

September 30, 2022

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$578,737		Discounted cash flow	Yield (4)	1.93%	3.77%	17.47%
				Duration (years)(5)	0	1.21	9.48
CMBS interest-only(1)	10,901	(2)	Discounted cash flow	Yield (4)	—%	3.36%	18.46%
				Duration (years)(5)	0	1.55	2.17
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	325	(2)	Discounted cash flow	Yield (4)	—%	3.60%	10.00%
				Duration (years)(5)	0	2.90	6.61
				Prepayment speed (CPJ)(5)	5	17.23	35
Agency securities(1)	40		Discounted cash flow	Yield (4)	2.68%	2.68%	2.68%
				Duration (years)(5)	1.7	1.7	1.7
Total	$590,003

December 31, 2021

Financial Instrument	Carrying Value		Valuation Technique	Unobservable Input	Minimum	Weighted Average	Maximum
CMBS(1)	$676,398		Discounted cash flow	Yield (4)	0.77%	1.51%	5.28%
				Duration (years)(5)	0	1.93	8.39
CMBS interest-only(1)	15,344	(2)	Discounted cash flow	Yield (4)	—%	5.7%	9.34%
				Duration (years)(5)	0.03	1.81	2.58
				Prepayment speed (CPY)(5)	100.00	100.00	100.00
GNMA interest-only(3)	559	(2)	Discounted cash flow	Yield (4)	—%	4.97%	10.00%
				Duration (years)(5)	0	2.72	5.56
				Prepayment speed (CPJ)(5)	5	17.41	35.00
Agency securities(1)	563		Discounted cash flow	Yield (4)	1.44%	1.58%	2.78%
				Duration (years)(5)	0	0.42	0.47
Total	$692,864

(1)CMBS, CMBS interest-only securities, Agency securities, GNMA permanent securities and corporate bonds are classified as available-for-sale and reported at fair value with changes in fair value recorded in the current period in other comprehensive income.
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

Certain of the Company’s subsidiaries have elected to be treated as TRSs. TRSs permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company will continue to maintain its qualification as a REIT. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as corporations. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in TRSs. Current income tax expense (benefit) was $4.2 million and $3.8 million for the three and nine months ended September 30, 2022 and $1.1 million and no income tax expense (benefit) for the three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, the Company’s net deferred tax assets (liabilities) were $(2.4) million and $(2.3) million, respectively, and are included in other assets (other liabilities) in the Company’s consolidated balance sheets. Deferred income tax expense (benefit) included within the provision for income taxes was $(1.6) million and $(1.3) million for the three months ended September 30, 2022 and September 30, 2021, respectively. Deferred income tax expense (benefit) included within the provision for income taxes was $0.1 million and $(1.3) million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The Company’s net deferred tax liability is comprised of deferred tax assets and deferred tax liabilities. The Company believes it is more likely than not that the deferred tax assets (aside from the exception noted below) will be realized in the future. Realization of the deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of September 30, 2022, the Company had a deferred tax asset of $3.9 million relating to capital losses which it may only use to offset capital gains. These tax attributes will begin to expire if unused in 2022. As the realization of these assets are not more likely than not before their expiration, the Company provided a full valuation allowance against this deferred tax asset. Additionally, as of September 30, 2022, the Company had $1.3 million of deferred tax asset related to Code Section 163(j) interest expense limitation. As the Company is uncertain if this asset will be realized in the future, the Company provided a full valuation allowance against this deferred tax asset.

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of September 30, 2022, the tax years 2018-2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company is currently under New York City audit for tax years 2012-2013. The Company does not expect these audits to result in any material changes to the Company’s financial position. The Company does not expect tax expense to have an impact on either short, or long-term liquidity or capital needs.

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

18. COMMITMENTS AND CONTINGENCIES

Leases

As of September 30, 2022, the Company had a $0.1 million lease liability and a $0.2 million right-of-use asset on its consolidated balance sheets recorded within other liabilities and other assets, respectively. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by the Company which were reimbursable by our tenants pursuant to the terms of the net lease agreements, were $1.4 million and $3.9 million for the three and nine months ended September 30, 2022 and $1.5 million and $3.7 million for the three and nine months ended September 30, 2021. Tenant reimbursements are included in operating lease income on the Company’s consolidated statements of income.

Investments in Unconsolidated Ventures

The Company has made investments in various unconsolidated ventures. Refer to Note 6, Investment in and Advances to Unconsolidated Ventures, for further details of our unconsolidated investments. The Company’s maximum exposure to loss from these investments is limited to the carrying value of our investments.

Unfunded Loan Commitments

As of September 30, 2022, the Company’s off-balance sheet arrangements consisted of $363.2 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing over the next three years at rates to be determined at the time of funding, 49% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, the Company’s off-balance sheet arrangements consisted of $390.1 million of unfunded commitments on mortgage loan receivables held for investment to provide additional first mortgage loan financing.

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

19. SEGMENT REPORTING

The Company has determined that it has three reportable segments based on how the chief operating decision makers review and manage the business. These reportable segments include loans, securities, and real estate. The loans segment includes mortgage loan receivables held for investment (balance sheet loans) and mortgage loan receivables held for sale (conduit loans).  The securities segment is composed of all of the Company’s activities related to securities, which include investments in CMBS, U.S. Agency securities, corporate bonds, equity securities and U.S. Treasury securities. The real estate segment includes net leased properties, office buildings, student housing portfolios, hotels, industrial buildings, a shopping center and condominium units. Corporate/other includes certain of the Company’s investments in ventures, other asset management activities and operating expenses.

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

Three months ended September 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$70,851	$5,705	$2	$801	$77,359
Interest expense	(17,344)	(1,327)	(8,088)	(21,712)	(48,471)
Net interest income (expense)	53,507	4,378	(8,086)	(20,911)	28,888
(Provision for) release of loan loss reserves	(1,501)	—	—	—	(1,501)
Net interest income (expense) after provision for (release of) loan reserves	52,006	4,378	(8,086)	(20,911)	27,387

Real estate operating income	—	—	27,679	—	27,679
Sale of loans, net	796	—	—	—	796
Realized gain (loss) on securities	—	9	—	—	9
Unrealized gain (loss) on equity securities	—	(61)	—	—	(61)
Unrealized gain (loss) on Agency interest-only securities	—	(5)	—	—	(5)
Realized gain on sale of real estate, net	—	—	4,393	—	4,393
Fee and other income	2,546	11	—	140	2,697
Net result from derivative transactions	4,837	982	748	—	6,567
Earnings (loss) from investment in unconsolidated ventures	—	—	407	—	407
Total other income (loss)	8,179	936	33,227	140	42,482

Compensation and employee benefits	—	—	—	(13,806)	(13,806)
Operating expenses	—	—	—	(5,143)	(5,143)
Real estate operating expenses	—	—	(10,069)	—	(10,069)
Fee expense	(917)	(102)	(138)	(532)	(1,689)
Depreciation and amortization	—	—	(7,864)	—	(7,864)
Total costs and expenses	(917)	(102)	(18,071)	(19,481)	(38,571)

Income tax (expense) benefit	—	—	—	(2,613)	(2,613)
Segment profit (loss)	$59,268	$5,212	$7,070	$(42,865)	$28,685

Total assets as of September 30, 2022	$4,028,641	$610,545	$783,343	$447,443	$5,869,972

Three months ended September 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$42,605	$3,324	$—	$306	$46,235
Interest expense	(13,029)	(528)	(8,866)	(26,916)	(49,339)
Net interest income (expense)	29,576	2,796	(8,866)	(26,610)	(3,104)
Provision for (release of) loan loss reserves	2,364		—	—	2,364
Net interest income (expense) after provision for (release of) loan reserves	31,940	2,796	(8,866)	(26,610)	(740)

Real estate operating income	—	—	26,603	—	26,603
Sale of loans, net	3,309	—	(16)	—	3,293
Realized gain (loss) on securities	—	285	—	—	285
Unrealized gain (loss) on Agency interest-only securities	—	(19)	—	—	(19)
Realized gain on sale of real estate, net	—		17,766	—	17,766
Fee and other income	2,581	—	1	105	2,687
Net result from derivative transactions	(256)	334	(3)	—	75
Earnings (loss) from investment in unconsolidated joint ventures	97	—	436	—	533
Total other income (loss)	5,731	600	44,787	105	51,223

Salaries and employee benefits	—	—	—	(9,425)	(9,425)
Operating expenses(3)	40	—	—	(4,458)	(4,418)
Real estate operating expenses	—	—	(6,962)	—	(6,962)
Fee expense	(452)	(52)	(464)	(670)	(1,638)
Depreciation and amortization	—	—	(9,296)	(24)	(9,320)
Total costs and expenses	(412)	(52)	(16,722)	(14,577)	(31,763)

Income tax (expense) benefit	—	—	—	212	212
Segment profit (loss)	$37,259	$3,344	$19,199	$(40,870)	$18,932

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

Nine months ended September 30, 2022	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$185,212	$12,650	$4	$966	$198,832
Interest expense	(44,330)	(2,429)	(27,642)	(63,811)	(138,212)
Net interest income (expense)	140,882	10,221	(27,638)	(62,845)	60,620
(Provision for) release of loan loss reserves	(1,373)	—	—	—	(1,373)
Net interest income (expense) after provision for (release of) loan reserves	139,509	10,221	(27,638)	(62,845)	59,247

Real estate operating income	—	—	82,678	—	82,678
Sale of loans, net	(2,083)	—	—	—	(2,083)
Realized gain (loss) on securities	—	(75)	—	—	(75)
Unrealized gain (loss) on equity securities	—	(77)	—	—	(77)
Unrealized gain (loss) on Agency interest-only securities	—	(21)	—	—	(21)
Realized gain on sale of real estate, net	—	—	62,101	—	62,101
Fee and other income	8,147	45	3,704	342	12,238
Net result from derivative transactions	8,761	2,235	1,385	—	12,381
Earnings (loss) from investment in unconsolidated ventures	—	—	1,197	—	1,197
Gain (loss) on extinguishment of debt	—	—	—	685	685
Total other income (loss)	14,825	2,107	151,065	1,027	169,024

Compensation and employee benefits	—	—	—	(59,165)	(59,165)
Operating expenses	—	—	—	(15,303)	(15,303)
Real estate operating expenses	—	—	(28,928)	—	(28,928)
Fee expense	(1,715)	(200)	(437)	(2,811)	(5,163)
Depreciation and amortization	—	—	(24,756)	(8)	(24,764)
Total costs and expenses	(1,715)	(200)	(54,121)	(77,287)	(133,323)

Income tax (expense) benefit	—	—	—	(3,897)	(3,897)
Segment profit (loss)	$152,619	$12,128	$69,306	$(143,002)	$91,051

Total assets as of September 30, 2022	$4,028,641	$610,545	$783,343	$447,443	$5,869,972

Nine months ended September 30, 2021	Loans	Securities	Real Estate (1)	Corporate/Other(2)	Company Total
Interest income	$112,750	$9,773	$1	$575	123,099
Interest expense	(40,786)	(1,917)	(27,595)	(70,240)	(140,538)
Net interest income (expense)	71,964	7,857	(27,594)	(69,665)	(17,439)
Provision for (release of) loan loss reserves	6,950	—	—	—	6,950
Net interest income (expense) after provision for (release of) loan reserves	78,914	7,857	(27,594)	(69,665)	(10,489)

Real estate operating income	—	—	77,320	—	77,320
Sale of loans, net	6,701	—	(16)	—	6,685
Realized gain (loss) on securities	—	879	—	—	879
Unrealized gain (loss) on Agency interest-only securities	—	(87)	—	—	(87)
Realized gain on sale of real estate, net	—	—	37,155	—	37,155
Fee and other income	7,845	—	48	529	8,422
Net result from derivative transactions	(5)	1,010	(3)	—	1,002
Earnings (loss) from investment in unconsolidated joint ventures	315	—	891	—	1,206
Total other income (loss)	14,856	1,802	115,395	529	132,582

Salaries and employee benefits	—	—	—	(27,436)	(27,436)
Operating expenses(3)	78	—	—	(12,953)	(12,875)
Real estate operating expenses	—	—	(19,518)	—	(19,518)
Fee expense	(2,704)	(163)	(1,605)	(959)	(5,431)
Depreciation and amortization	—	—	(28,246)	(74)	(28,320)
Total costs and expenses	(2,626)	(163)	(49,369)	(41,422)	(93,580)

Income tax (expense) benefit	—	—	—	1,308	1,308
Segment profit (loss)	$91,144	$9,496	$38,432	$(109,250)	$29,821

Total assets as of December 31, 2021	$3,521,986	$703,280	$914,027	$711,959	$5,851,252

(1)Includes the Company’s investment in unconsolidated ventures that held real estate of $6.0 million and $23.2 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This segment also includes the Company’s investment in unconsolidated ventures and strategic investments that are not related to the other reportable segments above, including the Company’s investment in FHLB stock of $9.6 million as of September 30, 2022 and $11.8 million as of December 31, 2021, and the Company’s senior unsecured notes of $1.6 billion and $1.6 billion at September 30, 2022 and December 31, 2021, respectively.

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

Our businesses, including balance sheet lending, conduit lending, securities investments, and real estate investments, provide for a stable base of net interest and rental income. We have originated $29.6 billion of commercial real estate loans from our inception in October 2008 through September 30, 2022. During this timeframe, we also acquired $13.0 billion of predominantly investment grade-rated securities secured by first mortgage loans on commercial real estate and $1.9 billion of selected net leased and other real estate assets.

As part of our commercial mortgage lending operations, we originate conduit loans, which are first mortgage loans on stabilized, income producing commercial real estate properties that we intend to make available for sale in commercial mortgage-backed securities (“CMBS”) securitizations. From our inception in October 2008 through September 30, 2022, we originated $16.9 billion of conduit loans, of which $16.8 billion were sold into 71 CMBS securitizations, making us, by volume, the second largest non-bank contributor of loans to CMBS securitizations in the United States in such period. Our sales of loans into securitizations are generally accounted for as true sales, not financings, and we generally retain no ongoing interest in loans which we securitize unless we are required to do so as issuer pursuant to the risk retention requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, (the “Dodd-Frank Act”). The securitization of conduit loans enables us to reinvest our equity capital into new loan originations or allocate it to other investments.

As of September 30, 2022, we had $5.9 billion in total assets and $1.5 billion of total equity. Our assets primarily included $4.0 billion of loans, $0.6 billion of securities, $0.8 billion of real estate, and $0.3 billion of unrestricted cash.

We maintain a diversified and flexible financing strategy supporting our investment strategy and overall business operations, including the use of unsecured corporate bonds, non-recourse, non-mark-to-market CLO debt issuances and committed term financing from leading financial institutions. Refer to “Our Financing Strategies” and “Liquidity and Capital Resources” for further information.

Ladder was founded in October 2008 and we completed our IPO in February 2014. We are led by a disciplined and highly aligned management team. As of September 30, 2022, our management team and directors held interests in our Company comprising over 10% of our total equity. On average, our management team members have 26 years of experience in the industry. Our management team includes Brian Harris, Chief Executive Officer; Pamela McCormack, President; Paul J. Miceli, Chief Financial Officer; Robert Perelman, Head of Asset Management; and Kelly Porcella, Chief Administrative Officer & General Counsel. Anthony V. Esposito, Chief Accounting Officer, is an additional officer of Ladder. As of September 30, 2022, we employed 60 full-time industry professionals.

We continue to actively manage the liquidity and operations of the Company in light of market conditions, including rising interest rates and potential recessionary conditions, and the impact of the COVID-19 pandemic in the United States. The Company has disclosed the impact of current market conditions on our business throughout this Quarterly Report and the Annual Report.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” exceeding $1 billion, and a 1% excise tax on net repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act of 2022 and its requirements, as well as any potential impact on our business. As REITs are excluded from the provisions, we do not expect the IRA to have a material impact on our financial statements.

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

	September 30, 2022		December 31, 2021
Loans
Balance sheet loans:
Balance sheet first mortgage loans	$3,939,239	67.1%	$3,454,654	59.0%
Other commercial real estate-related loans	80,058	1.4%	99,083	1.7%
Allowance for credit losses	(18,474)	(0.3)%	(31,752)	(0.5)%
Total balance sheet loans	4,000,823	68.2%	3,521,985	60.2%
Conduit first mortgage loans	27,818	0.5%	—	—%
Total loans	4,028,641	68.7%	3,521,985	60.2%
Securities
CMBS investments	599,135	10.2%	702,178	12.0%
U.S. Treasury securities	10,659	0.2%	—	—%
U.S. Agency securities investments	365	—%	1,122	—%
Equity securities	406	—%	—	—%
Allowance for credit losses	(20)	—%	(20)	—%
Total securities	610,545	10.4%	703,280	12.0%
Real Estate
Real estate and related lease intangibles, net	769,935	13.1%	865,694	14.8%
Real estate held for sale	7,402	0.1%	25,179	0.4%
Total real estate	777,337	13.2%	890,873	15.2%
Other Investments
Investments in and advances to unconsolidated ventures	6,006	0.1%	23,154	0.4%
Total other investments	6,006	0.1%	23,154	0.4%
Total investments	5,422,529	92.5%	5,139,292	87.9%
Cash, cash equivalents and restricted cash	357,179	6.1%	621,546	10.6%
Other assets	90,264	1.5%	90,414	1.5%
Total assets	$5,869,972	100%	$5,851,252	100%

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

We generally seek to hold our balance sheet first mortgage loans for investment although we also maintain the flexibility to contribute such loans into a collateralized loan obligation (“CLO”) or similar structure, sell participation interests or “b-notes” in our mortgage loans or sell such mortgage loans as whole loans. Our balance sheet first mortgage loans have been typically repaid at or prior to maturity (including by being refinanced by us into a new conduit first mortgage loan upon property stabilization). As of September 30, 2022, we held a portfolio of 146 balance sheet first mortgage loans with an aggregate book value of $3.9 billion. Based on the loan balances and the “as-is” third-party Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) appraised values at origination, the weighted average loan-to-value ratio of this portfolio was 67.8% at September 30, 2022.

Other Commercial Real Estate-Related Loans.  We selectively invest in note purchase financings, subordinated debt, mezzanine debt and other structured finance products related to commercial real estate that are generally held for investment.

As of September 30, 2022, we held a portfolio of 16 other commercial real estate-related loans with an aggregate book value of $80.1 million. Based on the loan balance and the “as-is” third-party FIRREA appraised values at origination, the weighted average loan-to-value ratio of the portfolio was 65.7% at September 30, 2022.

Conduit First Mortgage Loans.  We also originate conduit loans, which are first mortgage loans that are secured by cash-flowing commercial real estate and are available for sale to securitizations. These first mortgage loans are typically structured with fixed interest rates and generally have five- to ten-year terms. Conduit first mortgage loans are originated, underwritten, approved and funded using the same comprehensive legal and underwriting approach, process and personnel used to originate our balance sheet first mortgage loans. Conduit first mortgage loans in excess of $50.0 million also require approval of our board of directors’ Risk and Underwriting Committee. We held one conduit loan with an aggregate carrying value of $27.8 million at September 30, 2022.

Although our primary intent is to sell our conduit first mortgage loans to CMBS trusts, we generally seek to maintain the flexibility to keep them on our balance sheet, sell participation interests or “b-notes” in such loans or sell the loans as whole loans. As of September 30, 2022, we held one conduit first mortgage loan that was available for contribution into securitizations. Based on the loan balances and the “as-is” third-party FIRREA appraised values at origination, loan-to-value ratio of this loan was 58.9% at September 30, 2022. The Company will hold these conduit loans in its taxable REIT subsidiary (“TRS”) upon origination.

The following charts set forth our total outstanding balance sheet first mortgage loans, other commercial real estate-related loans, and conduit first mortgage loans as of September 30, 2022 and a breakdown of our loan portfolio by loan size and geographic location and asset type of the underlying real estate by loan balance.

Real Estate

Net Leased Commercial Real Estate Properties. As of September 30, 2022, we owned 157 single tenant net leased properties with an aggregate book value of $506.9 million. These properties are fully leased on a net basis where the tenant is generally responsible for payment of real estate taxes, property, building and general liability insurance and property and building maintenance expenses. As of September 30, 2022, our net leased properties comprised a total of 3.9 million square feet, 100% leased with an average age since construction of 17.7 years and a weighted average remaining lease term of 9.8 years. Commercial real estate investments in excess of $20.0 million require the approval of our board of directors’ Risk and Underwriting Committee. The majority of the net leased properties in our real estate portfolio are necessity-based businesses. During the three months ended September 30, 2022, we collected 100% of rent on these properties.

Diversified Commercial Real Estate Properties. As of September 30, 2022, we owned 59 diversified commercial real estate properties throughout the U.S with an aggregate book value of $279.5 million. During the three months ended September 30, 2022, we collected 99% of rent on these properties.

The following charts summarize the composition of our real estate investments as of September 30, 2022 ($ in millions):

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

As of September 30, 2022, the estimated fair value of our portfolio of CMBS investments totaled $599.1 million in 81 CUSIPs ($7.4 million average investment per CUSIP). Included in the $599.1 million of CMBS securities are $9.5 million of CMBS securities designated as risk retention securities under the Dodd-Frank Act, which are subject to transfer restrictions over the term of the securitization trust. The following chart summarizes our securities investments by market value, 99.5% of which were rated investment grade by Standard & Poor’s Ratings Group, Moody’s Investors Service, Inc. or Fitch Ratings Inc. as of September 30, 2022:

In the future, we may invest in CMBS securities or other securities that are unrated. As of September 30, 2022, our CMBS investments had a weighted average duration of 1.2 years. The commercial real estate collateral underlying our CMBS investment portfolio is located throughout the United States. As of September 30, 2022, by property count and market value, respectively, 63.4% and 80.0% of the collateral underlying our CMBS investment portfolio was distributed throughout the top 25 metropolitan statistical areas (“MSAs”) in the United States, with 6.1% and 47.4%, by property count and market value, respectively, of the collateral located in the New York-Newark-Edison MSA, and the concentrations in each of the remaining top 24 MSAs ranging from 0.1% to 8.1% by property count and 0.1% to 11.2% by market value.

Other Investments

Unconsolidated Venture.  In connection with the origination of a loan in April 2012, we received a 25% equity interest with the right to convert upon a capital event. On March 22, 2013, we refinanced the loan, and we converted our equity interest into a 19% limited liability company membership interest in Grace Lake JV, LLC (“Grace Lake LLC”). As of September 30, 2022, Grace Lake LLC owned an office building campus with a carrying value of $51.5 million, which is net of accumulated depreciation of $44.9 million, that is financed by $56.6 million of long-term debt. Debt of Grace Lake LLC is non-recourse to the limited liability company members, except for customary non-recourse carve-outs for certain actions and environmental liability. As of September 30, 2022, the book value of our investment in Grace Lake LLC was $6.0 million.

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

Unsecured Corporate Bonds

As of September 30, 2022, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”) and $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal amount of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

Due in large part to devoting such a large portion of the Company’s capital structure to equity and unsecured corporate bond debt, Ladder maintains a $2.8 billion pool of unencumbered assets, comprised primarily of first mortgage loans and unrestricted cash as of September 30, 2022.

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

As of September 30, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $7.3 million were included in CLO debt as of September 30, 2022. The CLOs are considered variable interest entities (“VIEs”) of which the Company is the primary beneficiary and, therefore, consolidated the VIE - See Note 10, Consolidated Variable Interest Entities.

Committed Loan Financing Facilities

We are parties to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of September 30, 2022, the Company had $546.5 million of borrowings outstanding, with an additional $0.8 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to first mortgage whole mortgage loans, mezzanine loans and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios.

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

Securities Repurchase Facilities

We are a party to a committed term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon at a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2022, the Company had $9.4 million borrowings outstanding, with an additional $90.6 million of committed financing available.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2022, we executed no long term debt agreements to finance real estate. All of our mortgage loan financings have fixed rates ranging from 4.25% to 6.53%, mature between 2022-2031 and total $616.4 million as of September 30, 2022. These long-term non-recourse mortgages include net unamortized premiums of $2.5 million at September 30, 2022, representing proceeds received upon financing greater than the contractual amounts due under the agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. We recorded $0.4 million of premium amortization, which decreased interest expense, for the nine months ended September 30, 2022. The loans are collateralized by real estate and related lease intangibles, net, of $686.6 million as of September 30, 2022.

Revolving Credit Facility

The Company’s revolving credit facility (the “Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. The Revolving Credit Facility has a final maturity date, assuming all extension options are exercised, of July 2025. The interest rate is one-month LIBOR plus 2.50% on Eurodollar advances. As of September 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility.

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

FHLB Financing

We have maintained membership in the FHLB since 2012 through our subsidiary, Tuebor Captive Insurance Company LLC (“Tuebor”). In 2016, the FHFA adopted a final rule that limited our captive insurance subsidiary’s membership in the FHLB, requiring us to significantly reduce the amounts of FHLB borrowings outstanding by February 2021. The Company has complied with such targeted paydowns. As of September 30, 2022, Tuebor had $213.0 million of borrowings outstanding from the FHLB, with terms of 0.9 years to 2.0 years, interest rates of 2.74% to 3.38%, and advance rates of 71.7% to 95.7% on eligible collateral, including cash collateral. As of September 30, 2022, collateral for the borrowings was comprised of $234.2 million of CMBS and U.S. Agency securities.

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

We are in compliance with all covenants as described in this Quarterly Report as of September 30, 2022.

Results of Operations

A discussion regarding our results of operations for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 and for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is presented below. We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under the recently amended SEC disclosure guidelines. We believe this comparative period analysis shows our results in a more meaningful manner given that our business does not experience seasonality.

Three months ended September 30, 2022 compared to the three months ended June 30, 2022

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three months ended
	September 30, 2022	June 30, 2022	Difference
Net interest income
Interest income	$77,359	$65,268	$12,091
Interest expense	48,471	42,705	5,766
Net interest income (expense)	28,888	22,563	6,325
Provision for (release of) loan loss reserves, net	1,501	(1,002)	2,503
Net interest income (expense) after provision for (release of) loan losses	27,387	23,565	3,822
Other income (loss)
Real estate operating income	27,679	28,646	(967)
Sale of loans, net	796	(1,930)	2,726
Realized gain (loss) on securities	9	12	(3)
Unrealized gain (loss) on equity securities	(61)	(30)	(31)
Unrealized gain (loss) on Agency interest-only securities	(5)	(19)	14
Realized gain (loss) on sale of real estate, net	4,393	28,554	(24,161)
Fee and other income	2,697	2,345	352
Net result from derivative transactions	6,567	2,679	3,888
Earnings (loss) from investment in unconsolidated ventures	407	356	51
Gain (loss) on extinguishment of debt	—	685	(685)
Total other income (loss)	42,482	61,298	(18,816)
Costs and expenses
Compensation and employee benefits	13,806	15,495	(1,689)
Operating expenses	5,143	4,651	492
Real estate operating expenses	10,069	9,867	202
Fee expense	1,689	1,486	203
Depreciation and amortization	7,864	7,558	306
Total costs and expenses	38,571	39,057	(486)
Income (loss) before taxes	31,298	45,806	(14,508)
Income tax expense (benefit)	2,613	2,594	19
Net income (loss)	28,685	43,212	-14,527
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(102)	(8,164)	8,062
Net income (loss) attributable to Class A common shareholders	$28,583	$35,048	$(6,465)

Investment Overview

Activity for the three months ended September 30, 2022 included originating and funding $179.1 million in principal value of commercial mortgage loans, which was partially offset by $170.5 million of principal repayments and $6.5 million of proceeds from sales of loans. We acquired $22.8 million of new securities, which was offset by $0.7 million of sales and $26.5 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $6.6 million during the three months ended September 30, 2022. We received proceeds from the sale of real estate of $9.5 million as a result of the sale of a net leased retail building.

Activity for the three months ended June 30, 2022 included originating and funding $362.3 million in principal value of commercial mortgage loans, which was partially offset by $200.2 million of principal repayments and $22.6 million of proceeds from sale of loans. We acquired $15.4 million of new securities, which was partially offset by $0.4 million of sales and $52.6 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $45.8 million during the three months ended June 30, 2022. We received proceeds from the sale of real estate of $84.2 million as a result of the sale of a venture investment.

Net Interest Income

The $12.1 million increase in interest income was primarily attributable to an increase in prevailing interest rates and an increase in our loan portfolio as a result of an increase in net originations. For the three months ended September 30, 2022, the amortized cost of securities investments averaged $0.6 billion and the amortized cost of loan investments averaged $4.0 billion. For the three months ended June 30, 2022, securities investments averaged $0.7 billion and loan investments averaged $4.0 billion. There was a $80.6 million decrease in average securities investments, and a $12.4 million decrease in average loan investments.

The $5.8 million increase in interest expense is primarily related to an increase in utilization of our repurchase facilities and increases in interest expense as a result of rising prevailing interest rates partially offset by the payoff of the Secured Financing Facility during the three months ended June 30, 2022.

The increase in net interest income before provision for loan losses of $6.3 million is explained in the paragraphs above.

As of September 30, 2022, the weighted average yield on our mortgage loan receivables was 7.4%, compared to 6.1% as of June 30, 2022. The weighted average yield increased as a result of increases in the prevailing interest rates. As of September 30, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.5%, compared to 3.0% as of June 30, 2022. The increase in the rate on borrowings against our mortgage loan receivables from June 30, 2022 to September 30, 2022 was primarily due to increases in prevailing interest rates. As of September 30, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 39.8% of the carrying value of our mortgage loan receivables, compared to 37.7% as of June 30, 2022.

As of September 30, 2022, the weighted average yield on our securities was 3.7%, compared to 2.9% as of June 30, 2022. As of September 30, 2022, the weighted average interest rate on borrowings against our securities was 3.4%, compared to 2.0% as of June 30, 2022. The increase in the rate on borrowings against our securities from June 30, 2022 to September 30, 2022 was primarily due to higher prevailing market borrowing rates as of September 30, 2022 compared to June 30, 2022. As of September 30, 2022, we had outstanding borrowings secured by our securities equal to 63.9% of the carrying value of our securities, compared to 73.3% as of June 30, 2022.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2022, and June 30, 2022 the weighted average interest rate on mortgage borrowings against our real estate was 5.1% and 4.9%, respectively. As of September 30, 2022, we had outstanding borrowings secured by our real estate equal to 79.3% of the carrying value of our real estate, compared to 77.6% as of June 30, 2022.

Provision for (release of) Loan Loss Reserves

The provision for the three months ended September 30, 2022 was $1.5 million, representing an increase in the general reserve of loans held for investment of $1.5 million, primarily due to adverse changes in macroeconomic scenarios.

The provision for the three months ended June 30, 2022 was $1.0 million, consisting of a recovery of an asset-specific provision of $3.1 million partially offset by an increase in the general reserve of loans held for investment of $2.1 million. The increase in general reserve was primarily due to an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time and adverse changes in macroeconomic scenarios. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The decrease of $1.0 million in real estate operating income was primarily attributable to real estate sales, partially offset by an increase in operations.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the three months ended September 30, 2022, we sold one conduit loan at a net realized gain of $0.2 million. We did not transfer any balance sheet mortgage loans or conduit loans and recorded $0.6 million net in lower of cost or market adjustments. During the three months ended June 30, 2022, we sold one conduit loan at a net realized immaterial loss. We did not transfer any balance sheet mortgage loans or conduit loans and recorded $1.9 million of unrealized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Sale of Real Estate, Net

There was a decrease of $(24.2) million in realized gain (loss) on the sale of real estate for the three months ended September 30, 2022. The decrease was primarily as a result of the sale of a retail property for a realized gain of $4.4 million for the three months ended September 30, 2022 compared to the realized gain of $28.6 million on two apartment properties for the three months ended June 30, 2022.

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $0.4 million increase in fee and other income was primarily due to the timing of loan payoffs during three months ended September 30, 2022 as compared to three months ended June 30, 2022.

Net Result from Derivative Transactions

Net result from derivative transactions of $6.6 million is composed of a realized gain of $5.2 million and an unrealized gain of $1.4 million for the three months ended September 30, 2022, compared to a net gain of $2.7 million for the three months ended June 30, 2022, which was comprised of a realized gain of $3.1 million and an unrealized loss of $0.4 million. The hedge positions primarily relate to fixed rate conduit loans and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gains in 2022 were primarily related to movement in interest rates during the three months ended September 30, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $0.4 million for the three months ended September 30, 2022 and June 30, 2022. See Note 6, Investment in and Advances to Unconsolidated Ventures, for further detail. Our maximum exposure to loss from these investments is limited to the carrying value of our investments.

Gain (Loss) on Extinguishment of Debt

There was no gain (loss) on extinguishment of debt for the three months ended September 30, 2022. During the three months ended June 30, 2022, there was $0.7 million of gain on extinguishment of debt as the Company retired: (1) $4.0 million of principal of the 2025 Notes for a repurchase price of $3.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(23) thousand of unamortized debt issuance costs associated with the retired debt, (2) $1.0 million of principal of the 2027 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(9) thousand of unamortized debt issuance costs associated with the retired debt and (3) $1.0 million of principal of the 2029 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(14) thousand of unamortized debt issuance costs associated with the retired debt.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The decrease of $(1.7) million in compensation expense was primarily attributable to lower compensation for the three months ended September 30, 2022 as compared to three months ended June 30, 2022.

Operating Expenses

Operating expenses are primarily composed of professional fees, lease expense and technology expenses. The increase during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 of $0.5 million was primarily related to an increase in professional fees.

Real Estate Operating Expenses

The increase during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 of $0.2 million in real estate operating expense is primarily the result of increases in hotel operations at our properties offset by the sale of real estate properties.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The increase during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 of $0.2 million was primarily attributable to an increase in other professional fees partially offset by a decrease in legal fees.

Depreciation and Amortization

The $0.3 million increase during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 in depreciation and amortization is primarily attributable to the timing of the real estate sales during each quarter.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The increase in expense during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 is primarily a result of changes in our forecasted GAAP income in our TRSs.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Nine months ended
	September 30, 2022	September 30, 2021	Difference
Net interest income
Interest income	$198,832	$123,099	$75,733
Interest expense	138,212	140,538	(2,326)
Net interest income (expense)	60,620	(17,439)	78,059
Provision for (release of) loan loss reserves, net	1,373	(6,950)	8,323
Net interest income (expense) after provision for (release of) loan losses	59,247	(10,489)	69,736
Other income (loss)
Real estate operating income	82,678	77,320	5,358
Sale of loans, net	(2,083)	6,685	(8,768)
Realized gain (loss) on securities	(75)	879	(954)
Unrealized gain (loss) on equity securities	(77)	—	(77)
Unrealized gain (loss) on Agency interest-only securities	(21)	(87)	66
Realized gain (loss) on sale of real estate, net	62,101	37,155	24,946
Fee and other income	12,238	8,422	3,816
Net result from derivative transactions	12,381	1,002	11,379
Earnings (loss) from investment in unconsolidated ventures	1,197	1,206	(9)
Gain (loss) on extinguishment of debt	685	—	685
Total other income (loss)	169,024	132,582	36,442
Costs and expenses
Compensation and employee benefits	59,165	27,436	31,729
Operating expenses	15,303	12,875	2,428
Real estate operating expenses	28,928	19,518	9,410
Fee expense	5,163	5,431	(268)
Depreciation and amortization	24,764	28,320	(3,556)
Total costs and expenses	133,323	93,580	39,743
Income (loss) before taxes	94,948	28,513	66,435
Income tax expense (benefit)	3,897	(1,308)	5,205
Net income (loss)	$91,051	$29,821	$61,230
Net (income) loss attributable to noncontrolling interests in consolidated ventures	(8,388)	(408)	(7,980)
Net income (loss) attributable to Class A common shareholders	$82,663	$29,413	$53,250

Investment Overview

Activity for the nine months ended September 30, 2022 included originating and funding $1.2 billion in principal value of commercial mortgage loans, which was offset by $0.7 billion of principal repayments and $29.1 million of proceeds of sales of loans. We acquired $68.0 million of new securities, which was offset by $5.5 million of sales and $136.9 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $92.7 million during the nine months ended September 30, 2022. We acquired $15.4 million in real estate and received proceeds from the sale of real estate of $173.1 million as a result of the sale of five investments.

Activity for the nine months ended September 30, 2021 included originating and funding $1.4 billion in principal value of commercial mortgage loans, which was offset by $173.2 million of sales and $0.8 billion of principal repayments. We acquired $164.5 million of new securities, which was offset by $365.0 million of sales and $135.8 million of amortization in the portfolio, which partially contributed to a net decrease in our securities portfolio of $333.6 million during the nine months ended September 30, 2021. We also invested $64.2 million in real estate, which included $43.8 million of real estate acquired via foreclosure, and received proceeds from the sale of real estate of $146.7 million.

Net Interest Income

The $75.7 million increase in interest income was primarily attributable to increases in prevailing interest rate benchmarks and an increase in net originations from our balance sheet first mortgage loans. For the nine months ended September 30, 2022, the amortized cost of securities investments averaged $0.7 billion and the amortized cost of loan investments averaged $3.9 billion. For the nine months ended September 30, 2021, securities investments averaged $0.8 billion and loan investments averaged $2.3 billion. There was a $(0.1) billion decrease in average securities, and a $1.6 billion increase in average loan investments.

The $2.3 million decrease in interest expense is primarily related to paydowns of the Company’s corporate revolver, Secured Financing Facility and securities repurchase facilities, partially offset by increases in loan repurchase facility interest expense as a result of a higher outstanding balance and an increase in interest expense as a result of the Contributed July 2021 CLO Loans and Contributed December 2021 CLO Loans debt issuances.

The increase in net interest income before provision for loan losses of $78.1 million is explained in the paragraphs above.

As of September 30, 2022, the weighted average yield on our mortgage loan receivables was 7.4%, compared to 6.0% as of September 30, 2021 as the weighted average yield on new loans originated was higher than the weighted average yield on loans that were securitized or paid off. As of September 30, 2022, the weighted average interest rate on borrowings against our mortgage loan receivables was 4.5%, compared to 3.7% as of September 30, 2021. The increase in the rate on borrowings against our mortgage loan receivables from September 30, 2021 to September 30, 2022 was primarily due to the increase in prevailing interest rates. As of September 30, 2022, we had outstanding borrowings secured by our mortgage loan receivables equal to 39.8% of the carrying value of our mortgage loan receivables, compared to 30.5% as of September 30, 2021.

As of September 30, 2022, the weighted average yield on our securities was 3.7%, compared to 1.8% as of September 30, 2021. As of September 30, 2022, the weighted average interest rate on borrowings against our securities was 3.4%, compared to 0.8% as of September 30, 2021. The increase in the rate on borrowings against our securities from September 30, 2021 to September 30, 2022 was primarily due to higher prevailing market borrowing rates as of September 30, 2022 compared to September 30, 2021. As of September 30, 2022, we had outstanding borrowings secured by our securities equal to 63.9% of the carrying value of our real estate securities, compared to 76.3% as of September 30, 2021.

Our real estate is comprised of non-interest bearing assets; however, interest incurred on mortgage financing collateralized by such real estate is included in interest expense. As of September 30, 2022, the weighted average interest rate on mortgage borrowings against our real estate was 5.1%, compared to 4.8% as of September 30, 2021. As of September 30, 2022, we had outstanding borrowings secured by our real estate equal to 79.3% of the carrying value of our real estate, compared to 79.1% as of September 30, 2021.

Provision for (release of) Loan Loss Reserves

The provision for the nine months ended September 30, 2022 was $1.4 million. The net increase represents an increase in the general reserve of loans held for investment of $4.2 million and an increase related to unfunded loan commitments of $0.3 million partially offset by a $3.1 million release in reserve for provision. The increase in provision associated with the general reserve during the nine months ended September 30, 2022 is primarily due to adverse changes in macroeconomic scenarios and an overall increase in the size of our balance sheet first mortgage portfolio as a result of net originations during that time.

The release in reserve for provision for the nine months ended September 30, 2021 was $7.0 million. The release represented a decline in the general reserve of loans held for investment of $6.8 million and the release on unfunded loan commitments of $0.2 million. The release during the nine months ended September 30, 2021 was primarily due to an improvement in macroeconomic assumptions. For additional information, refer to “Allowance for Credit Losses and Non-Accrual Status” in Note 3, Mortgage Loan Receivables, to the consolidated financial statements.

Real Estate Operating Income

The increase of $5.4 million in real estate operating income was primarily attributable to an increase in operations as a result of the easing of restrictions in place due to COVID-19 and additions to our real estate portfolio, partially offset by real estate sales.

Sale of Loans, Net

Income (loss) from sale of loans, net, includes all loan sales, whether by securitization, whole loan sales or other means. Income (loss) from sale of loans, net also includes unrealized losses on loans related to lower of cost or market adjustments. During the nine months ended September 30, 2022, we sold two conduit loans for a net gain of $0.1 million and recorded $2.2 million of unrealized losses on loans related to lower of cost or market adjustments on our conduit loans. During the nine months ended September 30, 2021, we sold/transferred eight loans with an aggregate outstanding principal balance of $119.9 million resulting in a gain of $6.7 million. During the nine months ended September 30, 2021, we recorded no realized losses on loans related to lower of cost or market adjustments. Income from sales of loans, net is subject to market conditions impacting timing, size and pricing and as such may vary significantly quarter to quarter.

Realized Gain (Loss) on Securities

The realized loss on securities for the nine months ended September 30, 2022 was $0.1 million compared to a realized gain of $0.9 million for September 30, 2021, which resulted in a net negative change of $1.0 million. For the nine months ended September 30, 2022, we sold $4.3 million of CMBS securities and $1.2 million of equity securities. For the nine months ended September 30, 2021, we sold $365.0 million of securities, comprised of $359.0 million of CMBS and $6.0 million of Agency securities.

Realized Gain (Loss) on Sale of Real Estate, Net

There was an increase of $24.9 million in realized gain (loss) on the sale of real estate. The increase was a result of the sale of one office property for a realized gain of $14.5 million, one warehouse property for a realized gain of $14.6 million, one apartment property for a realized gain of $5.3 million, one apartment property for a realized gain of $23.3 million, and one retail property for a realized gain of $4.4 million, which resulted in an aggregate $62.1 million realized gain for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, there were sales of three retail properties for $33.2 million and one apartment property for $4.0 million, which resulted in a $37.2 million gain (loss).

Fee and Other Income

We generate fee income on the loans we originate and in which we invest, and dividend income on our FHLB stock. The $3.8 million increase in fee and other income was primarily driven by an increase in borrower fees due to a larger loan portfolio offset by a decrease in placement fees and dividends from FHLB stock.

Net Result from Derivative Transactions

Net result from derivative transactions of $12.4 million is composed of realized gains of $11.6 million and an unrealized gain of $0.8 million for the nine months ended September 30, 2022, compared to a net gain of $1.0 million for the nine months ended September 30, 2021, which was comprised of a realized gain of $1.2 million and a $0.2 million unrealized loss resulting in a positive change of $11.4 million. The hedge positions primarily relate to fixed rate conduit loans, and securities investments. The derivative positions that generated these results were a combination of five and ten year U.S. treasury rate futures and interest rate swap futures that we employed in an effort to hedge the interest rate risk primarily on the financing of our fixed rate assets and the net interest income we earn against the impact of changes in interest rates. The gain in 2022 was primarily related to movement in interest rates during the nine months ended September 30, 2022. The total net result from derivative transactions is comprised of hedging interest expense, realized gains/losses related to hedge terminations and unrealized gains/losses related to changes in the fair value of asset hedges.

Earnings (Loss) from Investment in Unconsolidated Ventures

Earnings from our investment in Grace Lake LLC totaled $1.2 million, and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. There were no earnings (loss) from our investment in 24 Second Avenue for the nine months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2021. Refer to Note 6, Investment in and Advances to Unconsolidated Ventures, for further detail.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt totaled $0.7 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company retired: (1) $4.0 million of principal of the 2025 Notes for a repurchase price of $3.7 million, recognizing a $0.3 million net gain on extinguishment of debt after recognizing $(23) thousand of unamortized debt issuance costs associated with the retired debt, (2) $1.0 million of principal of the 2027 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(9) thousand of unamortized debt issuance costs associated with the retired debt and (3) $1.0 million of principal of the 2029 Notes for a repurchase price of $0.8 million, recognizing a $0.2 million net gain on extinguishment of debt after recognizing $(14) thousand of unamortized debt issuance costs associated with the retired debt. There was no gain (loss) on extinguishment of debt for the nine months ended September 30, 2021.

Compensation and Employee Benefits

Compensation and employee benefits are comprised primarily of salaries, bonuses, equity based compensation and other employee benefits. The increase of $31.7 million in compensation expense is primarily due to the timing of 2021 and 2022 employee stock and bonus compensation. The majority of the stock and bonus compensation for the 2020 compensation year was granted in December of 2020 whereas stock and bonus compensation for the 2021 compensation year was granted during the three months ended March 31, 2022.

Operating Expenses

Operating expenses are primarily comprised of professional fees, lease expense and technology expenses. The increase during the nine months ended ended September 30, 2022 as compared to September 30, 2021 of $2.4 million was primarily related to a increase in professional fees.

Real Estate Operating Expenses

The increase during the nine months ended September 30, 2022 as compared to September 30, 2021 of $9.4 million in real estate operating expense is primarily the result of increases in expenses related to the foreclosure of and acquisition of assets and an increase in hotel operations partially offset by real estate sales.

Fee Expense

Fee expense is comprised primarily of custodian fees, financing costs and servicing fees related to loans. The decrease during the nine months ended September 30, 2022 as compared to September 30, 2021 of $0.3 million was primarily attributable to a decrease in other professional fees, offset by an increase in servicing fees driven by an increase in the loan portfolio.

Depreciation and Amortization

The $3.6 million decrease during the nine months ended September 30, 2022 as compared to September 30, 2021 in depreciation and amortization is primarily attributable to the timing of the real estate sales and acquisitions during each period.

Income Tax (Benefit) Expense

Most of our consolidated income tax provision related to the business units held in our TRSs. The decrease during the nine months ended September 30, 2022 as compared to September 30, 2021 in benefit of $5.2 million is primarily a result of increases in hedging income and forecasted GAAP income in our TRSs.

Liquidity and Capital Resources

The management of our liquidity and capital diversity and allocation strategies is critical to the success and growth of our business. We manage our sources of liquidity to complement our asset composition and to diversify our exposure across multiple capital markets and counterparties.

We require substantial amounts of capital to support our business. The management team, in consultation with our board of directors, establishes our overall liquidity and capital allocation strategies. A key objective of those strategies is to support the execution of our business strategy while maintaining sufficient ongoing liquidity throughout the business cycle to service our financial obligations as they become due. When making funding and capital allocation decisions, members of our senior management consider: business performance; the availability of, and costs and benefits associated with, different funding sources; current and expected capital markets and general economic conditions; our asset composition and capital structure; and our targeted liquidity profile and risks relating to our funding needs.

To ensure that Ladder Capital can effectively address the funding needs of the Company on a timely basis, we maintain a diverse array of liquidity sources including: (1) cash and cash equivalents; (2) cash generated from operations; (3) proceeds from the issuance of the unsecured bonds; (4) borrowings under repurchase agreements; (5) principal repayments on investments including mortgage loans and securities; (6) borrowings under our Revolving Credit Facility; (7) proceeds from securitizations and sales of loans; (8) proceeds from the sale of securities; (9) proceeds from the sale of real estate; (10) proceeds from the issuance of CLO debt and other non-mark-to-market loan financing; and (11) proceeds from the issuance of equity capital. We use these funding sources to meet our obligations on a timely basis and have the ability to use our significant unencumbered asset base to further finance our business.

Our primary uses of liquidity are for: (1) the funding of loan and real estate-related investments; (2) the repayment of short-term and long-term borrowings and related interest; (3) the funding of our operating expenses; and (4) distributions to our equity investors to comply with the REIT distribution requirements. We require short-term liquidity to fund loans that we originate and hold on our consolidated balance sheet pending sale, including through whole loan sale, participation, or securitization. We generally require longer-term funding to finance the loans and real estate-related investments that we hold for investment. We have historically used the aforementioned funding sources to meet the operating and investment needs as they have arisen and have been able to do so by applying a rigorous approach to long and short-term cash and debt forecasting.

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

Cash, Cash Equivalents and Restricted Cash

We held cash, cash equivalents and restricted cash of $357.2 million at September 30, 2022, of which $328.4 million was unrestricted cash and cash equivalents and $28.7 million was restricted cash. We held cash and cash equivalents of $548.7 million and restricted cash of $72.8 million as of December 31, 2021. As the COVID-19 crisis evolved in 2020, management implemented a plan to mitigate the uncertainty in financial markets by increasing liquidity and obtaining additional non-recourse and non-mark-to-market financing. The additional liquidity was redeployed into new investments in 2021 and during the first nine months of 2022.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$52,216	$25,863
Net cash provided by (used in) investing activities	(208,095)	67,320
Net cash provided by (used in) financing activities	(108,488)	(533,935)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(264,367)	$(440,752)

Nine months ended September 30, 2022

We experienced a net decrease in cash, cash equivalents and restricted cash of $(264.4) million for the nine months ended September 30, 2022 reflecting cash provided by operating activities of $52.2 million, cash used by investing activities of $(208.1) million and cash used in financing activities of $(108.5) million.

Net cash provided by operating activities of $52.2 million was primarily driven by $29.2 million in proceeds from sale of loans and increases in net interest income and increases in net operating income on our real estate portfolio partially offset by $(61.3) million of originations of mortgage loans held for sale.

Net cash used in investing activities of $(208.1) million was driven by usage of $(1.2) billion of origination of mortgage loans held for investment and $(68.0) million in purchases of real estate securities. These uses were partially offset by $725.9 million of repayment from mortgage loan receivables, $173.1 million proceeds from the sale of real estate, $136.9 million in repayments on securities, and $5.5 million of proceeds from sale of securities.

Net cash used in financing activities of $(108.5) million was primarily as a result of $(78.5) million of dividend payments, $(13.4) million of capital distributed to noncontrolling interests in consolidated ventures, $(11.4) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock, $(6.2) million purchase of treasury stock, and $(8.2) million in deferred financing cost, partially offset by net repayments of borrowings of $8.9 million.

Nine months ended September 30, 2021

We experienced a net decrease in cash, cash equivalents and restricted cash of $(440.8) million for the nine months ended September 30, 2021 reflecting cash used in operating activities of $25.9 million, cash provided by investing activities of $67.3 million and cash used in finance activities of $(533.9) million.

Net cash provided by operating activities of $25.9 million was primarily driven by $126.6 million of proceeds from sales of mortgage loans held for sale and positive net operating income on our real estate portfolio, partially offset by $(127.0) million of originations of mortgage loans held for sale and net interest expense.

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

Net cash used in financing activities of $(533.9) million was primarily as a result of net borrowings of $(442.8) million, $(75.9) million of dividends payments, $(2.8) million in deferred financing costs, $(8.9) million in purchase of the Company’s stock in the form of treasury shares, and $(4.5) million of shares acquired to satisfy minimum federal and state tax withholdings on restricted stock.

Unencumbered Assets

As of September 30, 2022, we held unencumbered cash of $328.4 million, unencumbered loans of $1.9 billion, unencumbered securities of $160.1 million, unencumbered real estate of $90.7 million and $366.4 million of other assets not secured by any portion of secured indebtedness. As of December 31, 2021, we held unencumbered cash of $0.5 billion, unencumbered loans of $1.7 billion, unencumbered securities of $150.9 million, unencumbered real estate of $85.9 million and $358.5 million of other assets not secured by any portion of secured indebtedness.

Borrowings under various financing arrangements

Our financing strategies are critical to the success and growth of our business. We manage our leverage policies to complement our asset composition and to diversify our exposure across multiple counterparties. Our borrowings under various financing arrangements as of September 30, 2022 are set forth in the table below ($ in thousands):

September 30, 2022
Committed loan repurchase facilities	$546,508
Committed securities repurchase facility	9,449
Uncommitted securities repurchase facilities	167,937
Total repurchase facilities	723,894
Revolving credit facility	—
Mortgage loan financing(1)	616,370
CLO debt(2)	1,057,053
Borrowings from the FHLB	213,000
Senior unsecured notes(3)	1,627,569
Total debt obligations, net	$4,237,886

(1)Presented net of unamortized debt issuance costs of $2.1 million as of September 30, 2022.
(2)Presented net of unamortized debt issuance costs of $7.3 million as of September 30, 2022.
(3)Presented net of unamortized debt issuance costs of $16.2 million as of September 30, 2022.

The Company’s repurchase facilities include covenants covering minimum net worth requirements (ranging from $400.0 million to $871.4 million), maximum reductions in net worth over stated time periods, minimum liquidity levels (typically $30.0 million of cash or a higher standard that often allows for the inclusion of different percentages of liquid securities in the determination of compliance with the requirement), maximum leverage ratios (calculated in various ways based on specified definitions of indebtedness and net worth) and a fixed charge coverage ratio of 1.25x, and, in the instance of one lender, an interest coverage ratio of 1.50x, in each case, if certain liquidity thresholds are not satisfied. We were in compliance with all covenants as of September 30, 2022 and December 31, 2021. Further, certain of our financing arrangements and loans on our real property are secured by the assets of the Company, including pledges of the equity of certain subsidiaries or the assets of certain subsidiaries. From time to time, certain of these financing arrangements and loans may prohibit certain of our subsidiaries from paying dividends to the Company, from making distributions on such subsidiary’s capital stock, from repaying to the Company any loans or advances to such subsidiary from the Company or from transferring any of such subsidiary’s property or other assets to the Company or other subsidiaries of the Company.

Committed loan facilities

We are a party to multiple committed loan repurchase agreement facilities, totaling $1.3 billion of credit capacity. As of September 30, 2022, the Company had $546.5 million of borrowings outstanding, with an additional $0.8 billion of committed financing available. As of December 31, 2021, the Company had $184.5 million of borrowings outstanding, with an additional $1.0 billion of committed financing available. Assets pledged as collateral under these facilities are generally limited to whole mortgage loans collateralized by first liens on commercial real estate, mezzanine loans collateralized by equity interests in entities that own commercial real estate, and certain interests in such first mortgage and mezzanine loans. Our repurchase facilities include covenants covering net worth requirements, minimum liquidity levels, and maximum debt/equity ratios. We believe we were in compliance with all covenants as of September 30, 2022.

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

Committed securities facility

We are a party to a term master repurchase agreement with a major U.S. banking institution for CMBS, totaling $100.0 million of credit capacity. As we do in the case of borrowings under committed loan facilities, we often borrow at a lower percentage of the collateral asset’s value than the maximum, leaving us with excess borrowing capacity that can be drawn upon a later date and/or applied against future margin calls so that they can be satisfied on a cashless basis. As of September 30, 2022, the Company had $9.4 million borrowings outstanding, with an additional $90.6 million of committed financing available. As of December 31, 2021, the Company had $44.1 million borrowings outstanding, with an additional $818.7 million of committed financing available.

Uncommitted securities facilities

We are a party to multiple master repurchase agreements with several counterparties to finance our investments in CMBS and U.S. Agency securities. The securities that served as collateral for these borrowings are highly liquid and marketable assets that are typically of relatively short duration.

Revolving credit facility

The Company’s revolving credit facility (“Revolving Credit Facility”) provides for an aggregate maximum borrowing amount of $323.9 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility is available on a revolving basis to finance the Company’s working capital needs and for general corporate purposes. On July 27, 2022, the Company amended its Revolving Credit Facility to increase the maximum borrowing amount to $323.9 million, extend the maturity date to July 27, 2023 with four additional one-year extension options, and reduce the interest rate to the sum of one-month Term SOFR plus a fixed margin of 2.50%. The amendment also provides for reductions in the fixed margin upon the achievement of investment grade credit ratings. As of September 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility, but still maintains the ability to draw $323.9 million. There were no outstanding draws on the facility at December 31, 2021.

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

Mortgage Loan Financing

We generally finance our real estate using long-term non-recourse mortgage financing. During the nine months ended September 30, 2022, we executed one term debt agreement to finance real estate. These non-recourse debt agreements provide for fixed rate financing at rates ranging from 4.25% to 6.53%, with anticipated maturity dates between 2022-2031 and an average term of 3.3 years as of September 30, 2022. These loans have carrying amounts of $616.4 million and $693.8 million, net of unamortized premiums of $2.5 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively, representing proceeds received upon financing greater than the contractual amounts due under these agreements. The premiums are being amortized over the remaining life of the respective debt instruments using the effective interest method. The Company recorded $0.4 million and $1.0 million of premium amortization, which decreased interest expense for the three and nine months ended September 30, 2022, and September 30, 2021, respectively. The mortgage loans are collateralized by real estate and related lease intangibles, net, of $686.6 million and $805.0 million as of September 30, 2022 and December 31, 2021, respectively.

Secured Financing Facility

The Secured Financing Facility’s minimum interest premium was fully paid as of June 30, 2022. As of December 31, 2021, the Company had $132.4 million of borrowings outstanding under the Secured Financing Facility included in debt obligations on its consolidated balance sheets, net of unamortized debt issuance costs of $1.9 million and a $2.1 million unamortized discount related to the Purchase Right.

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

As of September 30, 2022, the Company had $1.1 billion of matched term, non-mark-to-market and non-recourse CLO debt included in debt obligations on its consolidated balance sheets. Unamortized debt issuance costs of $7.3 million were included in CLO debt as of September 30, 2022.

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

As of September 30, 2022, Tuebor had $213.0 million of borrowings outstanding, with terms of 0.9 years to 2.00 years (with a weighted average of 1.5 year), interest rates of 2.74% to 3.38% (with a weighted average of 3.14%), and advance rates of 71.7% to 95.7% on eligible collateral. As of September 30, 2022, collateral for the borrowings was comprised of $234.2 million of CMBS.

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

Tuebor is subject to state regulations which require that dividends (including dividends to the Company as its parent) may only be made with regulatory approval. However, there can be no assurance that we would obtain such approval if sought. Largely as a result of this restriction, approximately $1.3 billion of Tuebor’s member’s capital was restricted from transfer via dividend to Tuebor’s parent without prior approval of state insurance regulators at September 30, 2022. To facilitate intercompany cash funding of operations and investments, Tuebor and its parent maintain regulator-approved intercompany borrowing/lending agreements.

Senior unsecured notes

As of September 30, 2022, the Company had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $344.0 million in aggregate principal amount of 5.25% senior notes due 2025 (the “2025 Notes”), $650.8 million in aggregate principal amount of 4.25% senior notes due 2027 (the “2027 Notes”) and $649.0 million in aggregate principal of 4.75% senior notes due 2029 (the “2029 Notes,” and collectively with the 2025 Notes and the 2027 Notes, the “Notes”).

As of December 31, 2021, we had $1.6 billion of unsecured corporate bonds outstanding. These unsecured financings were comprised of $348.0 million in aggregate principal amount of the 2025 Notes and $651.8 million in aggregate principal amount of the 2027 Notes and $650.0 million in aggregate principal amount of the 2029 Notes.

LCFH issued the Notes with Ladder Capital Finance Corporation (“LCFC”), as co-issuers on a joint and several basis. LCFC is a 100% owned finance subsidiary of LCFH with no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Notes. The Company and certain subsidiaries of LCFH currently guarantee the obligations under the Notes and the indenture. The Company believes it was in compliance with all covenants of the Notes as of September 30, 2022 and 2021. The Notes are presented net of unamortized debt issuance costs of $16.2 million and $18.7 million as of September 30, 2022 and December 31, 2021, respectively.

The Notes require interest payments semi-annually in cash in arrears, are unsecured, and are subject to an unencumbered assets to unsecured debt covenant. The Company may redeem the Notes, in whole or in part, at any time, or from time to time, prior to their stated maturity upon not less than 10 nor more than 60 days’ notice, at a redemption price as specified in each respective indenture governing the Notes, plus accrued and unpaid interest, if any, to the redemption date. The board of the directors authorized the Company to repurchase any or all of the Notes from time to time without further approval.

During the three months ended September 30, 2022, there were no redemptions or repurchases of Notes. During the nine months ended September 30, 2022, the Company repurchased $4.0 million of the 2025 Notes and recognized a gain of $0.3 million on extinguishment of debt, $1.0 million of the 2027 Notes and recognized a gain of $0.2 million on extinguishment of debt, and $1.0 million of the 2029 Notes and recognized a gain of $0.2 million on extinguishment of debt.

Stock Repurchases

On July 27, 2022, the board of directors authorized the repurchase of $50.0 million of the Company’s Class A common stock from time to time without further approval. This authorization increased the remaining outstanding authorization per the August 4, 2021 authorization from $39.5 million to $50.0 million. Stock repurchases by the Company are generally made for cash in open market transactions at prevailing market prices but may also be made in privately negotiated transactions or otherwise. The timing and amount of purchases are determined based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As of September 30, 2022, the Company has a remaining amount available for repurchase of $47.4 million, which represents 4.2% in the aggregate of its outstanding Class A common stock, based on the closing price of $8.96 per share on such date. Refer to Item 1—“Financial Statements—Note 11, Equity Structure and Accounts” for disclosure of the Company’s repurchase activity.

The following table is a summary of the Company’s repurchase activity of its Class A common stock during the nine months ended September 30, 2022 ($ in thousands):

	Shares	Amount(1)
Authorizations remaining as of December 31, 2021		$44,122
Additional authorizations		10,534
Repurchases paid	721,299	(7,279)
Authorizations remaining as of September 30, 2022		$47,377
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

Principal repayments on investments

We receive principal amortization on our loans and securities as part of the normal course of our business. Repayment of mortgage loan receivables provided net cash of $726.0 million for the nine months ended September 30, 2022 and $797.9 million for the nine months ended September 30, 2021. Repayment of real estate securities provided net cash of $136.9 million for the nine months ended September 30, 2022, and $135.8 million for the nine months ended September 30, 2021.

Proceeds from securitizations and sales of loans

We sell our conduit mortgage loans to securitization trusts and to other third parties as part of our normal course of business and from time to time will sell balance sheet mortgage loans. There were $29.2 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2022, and $173.2 million of proceeds from sales of mortgage loans for the nine months ended September 30, 2021.

Proceeds from the sale of securities

We sell our investments in CMBS, U.S. Agency securities, corporate bonds, U.S. Treasury, and equity securities as a part of our normal course of business. Proceeds from sales of securities provided net cash of $5.5 million for the nine months ended September 30, 2022, and $365.0 million for the nine months ended September 30, 2021.

Proceeds from the sale of real estate

Proceeds from sales of real estate provided net cash of $173.1 million for the nine months ended September 30, 2022, and $135.1 million for the nine months ended September 30, 2021.

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

Contractual obligations and commitments

Contractual obligations as of September 30, 2022 were as follows ($ in thousands):

	Contractual Obligations (1)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Secured financings(2)	$216,888	$750,475	$331,679	$253,783	$1,552,825
Senior unsecured notes	—	—	343,956	1,299,838	1,643,794
Interest payable(3)	144,694	200,142	131,427	67,574	543,837
Other funding obligations(4)	20,682	193,129	7,943	5,100	226,854
Operating lease obligations	101	—	—	—	101
Total	$382,365	$1,143,746	$815,005	$1,626,295	$3,967,411

(1)          As more fully disclosed in Note 7, Debt Obligations, Net, the allocation of repayments under our committed loan repurchase facilities and Secured Financing Facility is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)    Total does not include $1.1 billion of consolidated CLO debt obligations and the related debt issuance costs of $7.3 million, as the satisfaction of these liabilities will not require cash outlays from us.
(3)          Comprised of interest on secured financings and on senior unsecured notes. For borrowings with variable interest rates, we used the rates in effect as of September 30, 2022 to determine the future interest payment obligations.
(4)          Comprised primarily of our off-balance sheet unfunded commitment to provide additional first mortgage loan financing as of September 30, 2022. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date, however, we may be obligated to fund these commitments earlier than such date.

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

Unfunded Loan Commitments

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our borrowers. These commitments are not reflected on the consolidated balance sheets. As of September 30, 2022, our off-balance sheet arrangements consisted of $363.2 million of unfunded commitments of mortgage loan receivables held for investment, 49% of which additional funds relate to the occurrence of certain “good news” events, such as the owner concluding a lease agreement with a major tenant in the building or reaching some pre-determined net operating income. As of December 31, 2021, our off-balance sheet arrangements consisted of $390.1 million of unfunded commitments of mortgage loan receivables held for investment to provide additional first mortgage loan financing. Such commitments are subject to our borrowers’ satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. Commitments are subject to our loan borrowers’ satisfaction of certain financial and nonfinancial covenants and may or may not be funded depending on a variety of circumstances including timing, credit metric hurdles, and other nonfinancial events occurring. The COVID-19 pandemic has impacted the progress of work generally and, depending on specific property locations, the progress of capital expenditures, construction, and leasing, which have been delayed and/or slower paced than originally anticipated. The progress of those particular projects located in states or local municipalities with continuing restrictions on such activities is anticipated to remain slower to complete than otherwise underwritten at loan origination, and the timing and amounts of our future funding commitments are likely to be slower and possibly diminished by our clients’ changing business plans to adapt to market conditions.

LIBOR Transition

We have implemented fallback language for our LIBOR-based mortgage loans, bi-lateral committed repurchase facilities and revolving credit facility, including adjustments as applicable to maintain the anticipated economic terms of the existing contracts. As of September 30, 2022, 75.3% and 24.7% of our floating rate loans earn interest at a rate indexed to LIBOR and Term SOFR, respectively; and 65.2% and 34.8% of our floating rate debt obligations bear interest indexed to LIBOR and Term SOFR, respectively. We continue to monitor the transition guidance provided by the ARRC, the International Swaps and Derivatives Association, Inc., the Financial Accounting Standards Board and other relevant regulators, agencies and industry working groups, and we continue to engage with clients, lenders, market participants and other industry leaders as the transition from LIBOR progresses.

Interest Rate Environment

The nature of the Company’s business exposes it to market risk arising from changes in interest rates. Changes, both increases and decreases, in the rates the Company is able to charge its borrowers, the yields the Company is able to achieve in its securities investments, and the Company’s cost of borrowing directly impacts its net income. The Company’s net interest income includes interest from both fixed and floating-rate debt. The percentage of the Company’s assets and liabilities bearing interest at fixed and floating rates may change over time, and asset composition may differ materially from debt composition. Refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further disclosures surrounding the impact of rising or falling interest rate on our earnings.

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

During 2022, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, Item 8—“Financial Statements and Supplemental Data—Note 2.” The following is a list of accounting policies that require more significant estimates and judgments:

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

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all principal and coupon interest due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company generally will use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

The Company designates non-accrual loans generally when: (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect principal and interest due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined principal and coupon interest is no longer realizable and deemed non-recoverable.

The CECL accounting estimate is subject to uncertainty as a result of changing macro-economic market conditions, as well as the vintage and location of the underlying assets as disclosed in Note 3. Mortgage Loans Receivable. The provision for (release of) loan losses for the three months ended September 30, 2022 and June 30, 2022 was $1.5 million and $(1.0) million, respectively. The provision for (release of) loan losses for the nine months ended September 30, 2022 and September 30, 2021 was $1.4 million and $(7.0) million, respectively.

During the nine months ended September 30, 2022, there was a write off of reserve of $14.4 million and a recovery of $3.1 million after the repayment of a loan that was on non-accrual status. The allowance for loan losses at September 30, 2022 and December 31, 2021 was $19.2 million and $32.2 million, respectively. The allowance includes $0.7 million and $0.4 million of reserves for unfunded commitments. The estimate is sensitive to the assumptions used to represent future expected economic conditions.

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

There was one property classified as held for sale at September 30, 2022, and we had one property classified as held for sale at December 31, 2021. We did not record any impairments of real estate for the nine months ended ended September 30, 2022 or September 30, 2021.

Identified intangible assets and liabilities

We record intangible assets and liabilities acquired at their estimated fair values, and determine whether such intangible assets and liabilities have finite or indefinite lives. As of September 30, 2022 and December 31, 2021, all such acquired intangible assets and liabilities have finite lives. We amortize finite lived intangible assets and liabilities over the period which the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in impairment of assets in our consolidated statements of income.

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

Reconciliation of Non-GAAP Financial Measures

Distributable earnings

The Company utilizes distributable earnings, a non-GAAP financial measure, as a supplemental measure of our operating performance. We believe distributable earnings assists investors in comparing our operating performance and our ability to pay dividends across reporting periods on a more relevant and consistent basis by excluding from GAAP measures certain non-cash expenses and unrealized results as well as eliminating timing differences related to securitization gains and changes in the values of assets and derivatives. In addition, we use distributable earnings: (i) to evaluate our earnings from operations because management believes that it may be a useful performance measure for us; and (ii) because our board of directors considers distributable earnings in determining the amount of quarterly dividends.

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

As discussed in Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report, we do not designate derivatives as hedges to qualify for hedge accounting and therefore any net payments under, or fluctuations in the fair value of, our derivatives are recognized currently in our GAAP income statement. However, fluctuations in the fair value of the related assets are not included in our income statement. We consider the gain or loss on our hedging positions related to assets that we still own as of the reporting date to be “open hedging positions.” While recognized for GAAP purposes, we exclude the results on the hedges from distributable earnings until the related asset is sold and/or the hedge position is considered “closed,” whereupon they would then be included in distributable earnings in that period. These are reflected as “Adjustments for unrecognized derivative results” for purposes of computing distributable earnings for the period. We believe that excluding these specifically identified gains and losses associated with the open hedging positions adjusts for timing differences between when we recognize changes in the fair values of our assets and changes in the fair value of the derivatives used to hedge such assets.

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

	Three Months Ended
	September 30,	June 30,
	2022	2022
Income (loss) before taxes	$31,298	$45,806
Net (income) loss attributable to noncontrolling interests in consolidated ventures (GAAP)	(102)	(8,164)
Our share of real estate depreciation, amortization and gain adjustments (1)	4,414	1,099
Adjustments for unrecognized derivative results (2)	(6,454)	(979)
Unrealized (gain) loss on fair value securities	66	49
Adjustment for economic gain on loan sales not recognized under GAAP for which risk has been substantially transferred, net of reversal/amortization	(149)	152
Adjustment for impairment (3)	1,501	2,103
Non-cash stock-based compensation	3,738	3,637
Distributable earnings	$34,312	$43,703

(1) The following is a reconciliation of GAAP depreciation and amortization to our share of real estate depreciation, amortization and gain adjustments presented in the computation of distributable earnings in the preceding table ($ in thousands):

		Three Months Ended
		September 30,	June 30,
		2022	2022
	Total GAAP depreciation and amortization	$7,864	$7,558
	Less: Depreciation and amortization related to non-rental property fixed assets	—	—
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization and unrecognized passive interest in unconsolidated ventures	(644)	(591)
	Our share of real estate depreciation and amortization	7,220	6,967
	Realized gain from accumulated depreciation and amortization on real estate sold (refer to below)	(2,369)	(7,018)
	Less: Non-controlling interests in consolidated ventures’ share of accumulated depreciation and amortization on real estate sold	—	1,587
	Our share of accumulated depreciation and amortization on real estate sold (a)	(2,369)	(5,431)
	Less: Our share of operating lease income on above/below market lease intangible amortization	(437)	(437)
	Our share of real estate depreciation, amortization and gain adjustments	$4,414	$1,099

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
		Three Months Ended
		September 30,	June 30,
		2022	2022
	GAAP realized gain (loss) on sale of real estate, net	$4,393	$28,554
	Adjusted gain/loss on sale of real estate for purposes of distributable earnings	(2,024)	(21,536)
	Accumulated depreciation and amortization on real estate sold	$2,369	$7,018

(2)	The following is a reconciliation of GAAP net results from derivative transactions to our unrecognized derivative result presented in the computation of distributable earnings in the preceding table ($ in thousands):
		Three Months Ended
		September 30,	June 30,
		2022	2022
	Net results from derivative transactions	$(6,567)	$(2,679)
	Hedging interest expense	(579)	(516)
	Hedging realized result	692	2,216
	Adjustments for unrecognized derivative results	$(6,454)	$(979)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of current market conditions, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part I, Item 1A. “Risk Factors.” within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table summarizes the change in net income for a 12-month period commencing September 30, 2022 and the change in fair value of our investments and indebtedness assuming an increase or decrease of 100 basis points in the relevant benchmark interest rates on September 30, 2022, both adjusted for the effects of our interest rate hedging activities ($ in thousands):

	Projected change in net income(1)	Projected change in portfolio value
Change in interest rate:
Decrease by 1.00%	$(26,754)	$5,093
Increase by 1.00%	27,660	(5,077)

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

Our portfolio’s low weighted-average loan-to-value of 67.7% as of September 30, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.

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

We were in compliance with all covenants as described in this Quarterly Report as of September 30, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2022 to the risk factors in Item 1A in our Annual Report.

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
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) the Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements.

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

LADDER CAPITAL CORP
(Registrant)

Date: October 28, 2022	By:	/s/ BRIAN HARRIS
Brian Harris
Chief Executive Officer

Date: October 28, 2022	By:	/s/ PAUL J. MICELI
Paul J. Miceli
Chief Financial Officer